Form 10QSB
period 1995-06-30
HALLMARK FINANCIAL SERVICES INC
filed 1995-08-14
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                 Quarterly report under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1995



   Commission file number 0-16090


                         Hallmark Financial Services, Inc.
         (Exact name of small business issuer as specified in its charter)


               Nevada                             87-0447375
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

   14651 Dallas Parkway, Suite 900
        Dallas, Texas                               75240
   (Address of principal executive offices)     (Zip Code)

   Issuer's telephone number, including area code:  (214) 404-1637

   Check whether the  issuer (1) has filed  all reports required to  be filed by
   Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of August 9, 1995.

   No Exhibit Index is filed with this report.

                                      PART I
                                 FINANCIAL INFORMATION
                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                June 30        December 31
   ASSETS                                       1995           1994
   Investments:
     Debt securities, held-to-maturity         $ 5,295,731    $ 4,329,103
     Equity securities, available-for-sale         173,052        174,709
     Short-term investments, at cost
     which approximates market value               320,000        320,000
        Total investments                        5,788,783      4,823,812
   Cash and cash equivalents                     2,293,699      1,800,749
   Prepaid reinsurance premiums                 10,132,674      7,304,284
   Premium notes receivable                      3,625,802            -
   Installment premiums receivable
     (net of allowance for
      doubtful accounts)                         5,568,538      8,284,633
   Reinsurance recoverable                      16,202,434     10,382,311
   Deferred policy acquisition costs             2,733,250      2,113,759
   Excess of cost over net assets
     acquired, net of accumulated amortization   5,446,881      5,529,936
   Other intangible assets                          25,000         40,000
   Deferred federal income taxes                   349,029           -
   Accrued investment income                        52,452         41,609
   Other assets                                    512,399        363,823
        Total assets                          $ 52,730,941   $ 40,684,916

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Notes payable                               $ 761,556      $ 882,862
     Unpaid losses and loss adjustment expenses 17,459,819     12,668,306
     Unearned premiums                          13,899,856     10,229,911
     Reinsurance balances payable                3,916,130      2,719,039
     Deferred ceding commissions                 3,039,437      2,191,344
     Drafts outstanding                            995,234        777,585
     Accounts payable and other accrued expenses 3,068,542      2,046,475
     Current federal income taxes payable           45,130         22,245
     Accrued interest and franchise taxes payable   31,506         30,309
        Total liabilities                       43,217,210     31,568,076

        Stockholders' equity:
     Common stock, $.03 par value, authorized
      100,000,000 shares; (issued 10,962,277 shares
      in 1995 and 10,917,277 in 1994)             328,868        328,868
     Capital in excess of par value            10,349,665     10,349,665
     Accumulated deficit                         (564,802)      (961,693)
     Treasury stock                              (600,000)      (600,000)
        Total stockholders' equity              9,513,731      9,116,840

                                              $52,730,941    $40,684,916
                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Unaudited

                               Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                1995       1994           1995           1994
   Gross premiums written $12,085,517  $6,826,310   $22,958,235   $13,803,500
   Ceded premiums written  (9,045,263) (4,541,630)  (17,192,099)   (9,318,437)
     Net premiums written $ 3,040,254 $ 2,284,680   $ 5,766,136   $ 4,485,063
   Revenues:
     Premiums earned      $10,376,827  $6,543,547   $19,288,290   $12,714,349
     Premiums ceded        (7,738,836) (4,316,590)  (14,363,709)   (8,376,841)
     Net premiums earned    2,637,991   2,226,957     4,924,581     4,337,508

     Investment income,
      net of expenses         113,518      22,299       214,883        81,116
     Finance service charges  208,953     165,854       424,929       320,352
     Processing fees          160,306         -         215,433           -
     Service fees              53,805     438,319        62,170       822,438
     Other income              23,333      30,663        50,780        85,340
        Total revenues      3,197,906   2,884,092     5,892,776     5,646,754
   Benefits, losses and expenses:
     Losses and loss
      adjustment expenses   9,469,979   5,074,809    16,452,575     9,501,133
     Reinsurance recoveries(7,316,100) (3,438,203)  (12,432,929)   (6,136,161)
     Net losses and loss
      adjustment expenses   2,153,879   1,636,606     4,019,646     3,364,972
     Amortization of
      acquisition costs       165,883      41,869       228,602        99,668
     Other acquisition, underwriting
      and operating expenses  705,419   1,138,270     1,203,116     2,001,379
     Interest expense          10,548      16,570        22,611        34,674
     Amortization expense      46,328      46,254        98,054        91,507
     Total benefits,losses
      and expenses          3,082,057   2,879,569     5,572,029     5,592,200
   Income from operations before
     federal income taxes     115,849       4,523       320,747        54,554
   Federal income tax benefit
     (Note 3)                 (44,509)     -            (76,144)       -
     Net income            $  160,358    $  4,523    $  396,891      $ 54,554

   Net income per share of
     common stock          $      .02  $      .00    $      .04    $      .01
   Weighted average shares
     outstanding           10,662,277  10,639,592    10,662,277    10,639,592

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                          June 30
                                                     1995           1994
   Cash flows from operating activities:
     Net income                                  $396,891       $ 54,554
     Adjustments to reconcile net income to
       cash provided by operating activities:
       Depreciation and amortization expense      147,816        138,242
       Change in deferred federal income taxes   (349,029)           -
       Change in prepaid reinsurance premiums  (2,828,390)      (941,597)
       Change in premium notes receivable      (3,625,802)           -
       Change in installment
        premiums receivable                     2,716,095       (912,135)
       Change in deferred policy
        acquisition costs                        (619,488)      (906,779)
       Change in ceding income                    848,090      1,006,447
       Change in unpaid losses and loss
        adjustment expenses                     4,791,513        866,048
       Change in unearned premiums              3,669,945      1,089,152
       Change in reinsurance recoverable       (5,833,123)    (1,135,741)
       Change in reinsurance balances payable   1,197,090        451,465
       Change in all other liabilities          1,240,901        321,109
       Change in all other assets                (112,374)      ( 11,249)
       Change in federal income tax payable        22,885            -
        Net cash provided by
         operating activities                   1,663,020         19,516

   Cash flows from investing activities:
     Purchases of property and equipment          (83,808)       (24,870)
     Purchases of debt securities              (1,698,507)      (210,318)
     Maturities and redemptions of
      debt securities                             731,881        990,737
     Maturities and redemptions
      of common stock                               1,657            -

     Net cash used in investing activities     (1,048,777)       755,549
   Cash flows from financing activities:
     Repayment of short-term borrowings          (121,306)      (119,286)
        Cash used in financing activities        (121,306)      (119,286)
   Increase (decrease) in cash and
       cash equivalents                           492,937        655,779
   Cash and cash equivalents at
       beginning of period                      1,800,762      1,111,893
   Cash and cash equivalents at
       end of period                           $2,293,699     $1,767,672
   Supplemental cash flow information:
     Cash paid during the period for interest  $   22,611     $   34,674

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

   Item 1.  Notes to Consolidated Financial Statements (Unaudited).
   Note 1 - Summary of Accounting Policies

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1995 and the consolidated results of operations and cash flows for all periods presented. The accompanying financial statements have been prepared by the Company without audit.

        Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1994 for a description of all other accounting policies. Certain items in the 1994 interim financial statements have been reclassified to conform to the 1995 presentation.

        The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the full year.

   Note 2 - Investments

        Debt securities, held-to-maturity, for the reporting period include investments in U.S. Government securities totaling $4,865,357, which includes the reinvestment of $731,881 in matured securities, and special revenue bonds of $430,374. Net proceeds received are included in cash and cash equivalents at June 30, 1995. Short-term investments include certificates of deposits of $320,000. Short-term investments mature within one year.

        Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

   Note 3 - Federal Income Taxes

        The composition of deferred tax assets and liabilities and the related tax effects as of June 30, 1995 is as follows:

   Deferred Tax Liabilities:
   Deferred policy acquisition costs,
     deductible for tax                         ($929,305)
   Other                                              (57)
        Total deferred tax liabilities           (929,362)
        Deferred Tax Assets:
        Property and equipment basis               $ 2,395
        Unearned premiums                          256,168
        Loss reserve discounting                   122,146
        Deferred ceding commissions,
         non-deductible for tax                  1,033,585
        Net operating loss carryforward             55,622
        AMT credit                                  11,531
        Other                                       27,769
             Total deferred tax assets         $ 1,509,216
        Net deferred tax assets                    579,854
        Valuation allowance                        230,825
        Net deferred tax asset                   $ 349,029

        A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the period ended June 30, 1995 is as follows:

        Computed expected income tax expense
         at statutory regulatory tax rate       $  109,054
        Amortization of excess cost                 29,025
        Tax-exempt interest                        (5,034)
        Key-man life insurance                       1,970
        Change in valuation allowance            (236,409)
        Other                                       25,250
        Deferred tax benefit                    ($ 76,144)

        The Company has available, for federal income tax purposes, unused net operating losses of $163,594 at June 30, 1995, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

        Year
        2003                                        64,547
        2007                                        99,047
                                                 $ 163,594

   Note 4 - Warrants Outstanding

        In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value has been assigned to these warrants. The Guaranty Warrants were initially exercisable between October 2, 1992 and October 1, 1994, and were subsequently extended to October 1, 1996, at which time they will expire to the extent not exercised. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).

   Note 5 - Reinsurance

        The Company's insurance subsidiary, American Hallmark Insurance Company of Texas ("Hallmark"), is involved in various reinsurance arrangements with other companies. Most significant of these arrangements is Hallmark's affiliation with a county mutual insurance company, State and County Mutual Fire Insurance Company ("State and County"). Under this arrangement, Hallmark underwrites the risk and the Company's subsidiary, American Hallmark General Agency, Inc., formerly Brokers General, Inc., manages the issuance of State and County policies by Company-owned and unaffiliated, independent agents. Hallmark assumes 100% of the risk from State and County and retrocedes 75% to Vesta Insurance Group, Inc., formerly known as Liberty National Fire Insurance Company, under a quota share reinsurance agreement. Hallmark's retained percentage is 25%.

   Item 2.  Management's Discussion and Analysis or Plan of Operation.

        Introduction. Hallmark Financial Services, Inc. (HFS) engages in the sale of consumer products and services on credit terms, primarily to lower and middle income customers. Its target market encompasses the substantial number of Americans who either are denied credit from banks, credit card companies and other conventional credit sources, or have never established a bank account or credit history. Currently, the Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance. Secondarily, the Company provides fee-based claims adjusting and related services for affiliates and third parties. (HFS and its wholly owned subsidiaries are collectively referred to herein as the "Company").

        The Company conducts these activities through an integrated insurance group, the members of which are a property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies
   ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc., formerly known as Citizens Adjustment and Reporting Services, Inc. ("HCS"). The Company operates only in Texas.

        The Company markets, underwrites and finances non-standard automobile liability and physical damage insurance policies. Currently, Hallmark provides insurance through reinsurance arrangements with two unaffiliated companies, State & County Mutual Fire Insurance Company ("State & County") and Vesta Fire Insurance Corporation ("Vesta"). Through State & County, Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance ("Hallmark policies"). Under a supplementary quota-share reinsurance agreement, Hallmark cedes 75% of its risks to Vesta. Premium financing to policyholders is provided through HFC's premium finance program or Hallmark's direct-billing program. Effective January 1, 1995, HFC resumed its premium finance operations (after being dormant since early 1992), and currently finances most of the Company's annual policy production. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operates under the American Hallmark Insurance Agencies of Texas name, and through independent agents operating under their own respective names.

   Financial Condition and Liquidity

        The Company's sources of funds are principally derived from the insurance operations. Hallmark's major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and investment activities.
   Despite the January 1, 1995 cancellation of a significant third party administrative and claims handling contract (through HCS), net cash flow provided from the Company's consolidated operations for the six months ended June 30, 1995, was $1,663,020 as compared to $19,516 for the same period in 1994. As described below, while 1995 net cash flow increased significantly, comparative net cash flow for the first half of 1994 was unusually low due to the combined effect of increased ceding of premiums beginning in late-1993 and an increase in annual policy writings during the first half of 1994.

        On a consolidated basis, the Company's liquidity improved significantly during the first six months of 1995, with bonds, equities, short-term investments and cash totalling $8,082,482 at June 30, 1995, compared to $6,624,561 at December 31, 1994 and $4,618,011 at June 30, 1994. The
   Company's increased liquidity during the first half of 1995 is primarily due to an approximate 66% increase in Hallmark's gross premiums written of $22,958,235 during the first six months of 1995 versus $13,803,500 during the same period of 1994, an approximate 85% increase in ceding commission income to $5,157,630 during the first six months of 1995 versus $2,795,531 in 1994, and more timely funding of annual policy premiums under HFC's premium finance program than under Hallmark's direct-bill program. Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days. However, under Hallmark's direct-bill program which is being phased out, the Company generally receives a 10% to 20% down payment and the remaining annual premium in ten monthly installments. As expected, net installment premiums receivable decreased and premium notes receivable increased in light of the commencement of HFC's premium finance operations on January 1, 1995. The Company reported net installment premiums receivable of $5,568,538 at June 30, 1995 versus $7,644,332 at June 30, 1994, and premium notes receivable of $3,625,802 at June 30, 1995 versus -0- at June 30, 1994. During the first six months of 1995, the Company received external funds, net of cancellations, of $2,350,982 under premium notes generated by the Company.

        The Company's liquidity improved despite the adverse impact of significant losses associated with severe weather primarily during the second quarter of 1995. For the six months ended June 30, 1995, the Company incurred approximately $1.2 million in weather-related losses which are generally paid to the insureds shortly after the loss is reported. Of this amount, $900,000 (75%) has been or will be ceded under the Company's principal quota-share agreement, and approximately $100,000 has been or will be recovered under the Company's excess-of-loss catastrophe coverage agreement.

        At June 30, 1995, the Company reported $761,556 in notes payable, $502,580 of which is due before December 31, 1995. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1995 may be less than the $502,580 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related receivable in the sum of $240,000.

        Current Federal income taxes ("FIT") payable of $45,130 at June 30, 1995 increased substantially over the $22,245 reported at December 31, 1994, but decreased significantly in relation to the $145,769 reported at March 31, 1995. The increase reflected between the June 30, 1995 and 1994 periods is principally due to the Company's increased profitability and the fact that the Company has utilized most of its available operating loss carryforwards in prior years (See Note 3 - Federal Income Taxes). The decrease reflected between the first and second quarters of 1995 is primarily the result of the payment of estimated FIT of $250,000 during June 1995, partially offset by an increase in the accrual of FIT payable related to second quarter 1995 earnings. Since the Company currently has limited operating loss carryforwards remaining to offset future FIT, liquidity generated by any future earnings would be adversely affected by payment of FIT obligations.

        A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes; however, non-restricted cash continues to increase. Of the Company's consolidated liquid assets at June 30, 1995, $1,016,654 represents non-restricted cash (compared to $665,503 at December 31, 1994 and $175,845 at June 30, 1994). Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the third quarter of 1993, the Company initiated measures to strengthen Hallmark's surplus. At that time,
   Hallmark's premium-to-surplus ratios exceeded TDI's guidelines of 3 to 1. These measures included, among other things, a temporary abatement of management fees and a reduction in commissions payable by Hallmark to the Company and AHGA, respectively. However, during the third quarter of 1994, the Company reinstated a portion of the management fees. During the first six months of 1995, Hallmark paid the Company $325,000 in management fees. For the year ended December 31, 1994, Hallmark paid the Company $100,000 in management fees. Management anticipates that Hallmark may continue to pay management fees periodically during 1995, and thus, these fees could be a moderate source of unrestricted liquidity in 1995.

        Commissions from an annual policy program for independent agents initiated during the first quarter of 1994 continue to represent a source of unrestricted liquidity for the Company. Under this program, AHGA is offering independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $11 million for the six months ended June 30, 1995. During the first six months of 1995, AHGA received $1,972,726 in commissions related to this program from Hallmark, of which $1,468,542 will be paid to independent agents as earned. During 1994, AHGA received $1,487,660 in annual policy commissions with $1,115,745 to be paid to independent agents as earned.

        Ceding commission income represents a significant source of funds to the Company. During the first six months of 1995, and during 1994, ceding commission income exceeded agent commissions and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for the six months ended June 30, 1995 increased $2,362,099 up to $5,157,630 representing an 85% increase when compared to the first six months of 1994. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized over future periods as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also increased to $3,039,437 from $2,191,344 at December 31, 1994. This increase is principally due to an increase in the Company's premium volume (which includes annual policies that are earned over a 12-month period). In light of the growth in premium volume during the first six months of 1995, deferred policy acquisition costs of $2,733,250 as of June 30, 1995 was some 29% higher than at December 31, 1994. However, deferred policy acquisition costs were $306,187 less than deferred ceding commission income at June 30, 1995. The Company is earning more in ceding commission income than it is incurring in agent commissions and other direct policy acquisition costs. Excess earned ceding commission income over policy acquisition costs is principally attributable to the combined effect of the 75% cession of increased premium volumes during 1995 and the Company's practice of dealing directly with its independent agents, thus eliminating additional commission expense associated with using third-party managing general agents as intermediaries.

        At June 30, 1995, Hallmark reported statutory capital and surplus of $4,085,784, which shows an increase of $954,457 over the $3,131,327 reported at June 30, 1994, and an increase of $252,800 over the $3,832,984 reported at December 31, 1994. On an annualized-premiums basis, Hallmark's premium-to-surplus ratio at June 30, 1995 was 2.82 to 1 as compared to 2.53 to 1 at December 31, 1994, and 2.86 to 1 at June 30, 1994. It is management's opinion that Hallmark should not require additional capital during 1995. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. Management believes that development of enhanced statistical data during the last two years to further refine rate-setting procedures and to promptly identify high-loss ratio books of business produced by independent agents, as well as a continued emphasis on direct appointments of independent agents without going through independent managing general agents, should continue to positively affect profitability during 1995.

        Prepaid reinsurance premiums and reinsurance balances payable generally increased as expected in relation to increased premium writings.

        Management believes that the Company, absent any material adverse claims experience, will not require additional capital to support its current operations during 1995. However, external funding is required to finance HFC's reactivation of its premium finance operations. Effective January 1, 1995, the Company, through HFC, began financing premiums produced by the Hallmark Agencies and effective May 1, 1995, began offering its independent agents this premium finance program. The program is designed to replace the Company's direct-bill program currently provided by Hallmark. The finance charges a premium finance company may impose under a premium finance note are subject to state regulation, but the permissible rates are substantially higher than those an insurance company may now charge (as set by the Texas Department of Insurance) under a direct-bill program. To fund its premium finance operations, HFC entered into a financing and servicing arrangement with an unaffiliated premium finance company, Peregrine Premium Finance L.C. ("Peregrine"). Under the agreement, Peregrine has agreed to fund up to $10,500,000 in premium finance notes (the "Notes") generated by the financing of State & County policies produced by AHGA. Peregrine has obtained an external credit facility for the purpose of funding such Notes. HFC, in turn, processes and services the Notes on behalf of Peregrine for a fee approximating the operating profit to Peregrine from the Notes, net of imputed borrowing costs and after deducting certain expenses. As of June 30, 1995, $8,149,018 was available under Peregrine's credit facility to fund Notes. Based upon projections of anticipated premium finance activity, additional lines of credit to fund premium finance notes may be required by the end of 1995. Management is seeking an increase in the current line of credit, as well as exploring other financing opportunities.

        During 1995, management expects that Company liquidity will be favorably impacted by a continued focus on increasing and strengthening the performance of the Company's core State & County business. This focus will include not only an ongoing emphasis on systems, effective rate-setting procedures and a close monitoring of agent performance (followed by corrective action, as necessary), but also on marketing and expanding premium finance subsidiary operations.

        The Company will continue to pursue third party claims handling and administrative contracts. HCS has recently entered into a claims-handling and consulting contract with an unaffiliated independent agent. Fees from this contract were not material during the first six months of 1995, and it is not anticipated that this contract will have a significant impact on liquidity during 1995. Effective January 1, 1995, the contract between the Company, Vesta and an unaffiliated agency governing claims adjusting and certain administrative services was canceled. However, the Company will continue to earn fees for handling claims-related litigation. Although the Company is actively pursuing additional third party claims handling business, it is not anticipated that these potential contracts will significantly impact 1995 liquidity.

        In addition, the Company is evaluating possible entry into the commercial excess-and-surplus-lines ("E & S") market during late-1995 through its marketing arm, AHGA. Our investigation suggests that entry into the commercial E & S market could be a future source of commission and premium finance income.

   Results of Operations

           Gross premiums written (prior to reinsurance) of $12,085,517 and $22,958,235 for the three and six months ended June 30, 1995 were $5,259,207 (77%) and $9,154,735 (66%) higher than the same periods in 1994. The increases in premiums written in both the second quarter and six months of 1995, as compared to 1994, are due to increased production of the Company's core State and County business by independent agents. These significant increases are partially offset by decreases in assumed premiums written of $667,312 and $1,233,527, respectively, in the quarter and six months, pursuant to the January 1, 1995 cancellation of an April 1, 1993 reinsurance agreement with Vesta. Under this agreement, Hallmark assumed from Vesta 10% of the premiums produced by an unaffiliated agency. Net written premiums (after reinsurance) for the quarter and six months of 1995 were $3,040,254 and $5,766,136, respectively, which reflects increases of 33% and 29% over the same 1994 periods. The smaller percentage increase in net written premiums versus gross written premiums between periods is primarily due to the inclusion in the 1994 periods of assumed premiums related to the April 1, 1993 reinsurance contract with Vesta. Comparable assumed premiums were not recorded during the first and second quarters of 1995 due to the cancellation of the contract effective January 1, 1995. Net written premiums for 1995 were more significantly impacted (than gross written premiums) by the cancellation of this contract, since assumed premiums pursuant to the contract were not subject to the Company's principal quota-share reinsurance agreement.

        Premiums earned (prior to reinsurance) of $10,376,827 and $19,288,290 for the three and six months ended June 30, 1995, respectively, were $3,833,280 and $6,573,941 higher than for the comparable periods in 1994. For the three and six months ended June 30, 1995, net earned premiums of $2,637,991 and $4,924,581, respectively, increased $411,034 (19%) and
   $587,073 (14%) in relation to the same respective periods of 1994. The disproportionate increases in premiums earned before and after reinsurance in relation to gross premiums written and net premiums written is primarily the result of the absence of assumed premiums in 1995 under the April 1, 1993 reinsurance contract canceled January 1, 1995.

        The net incurred loss ratio (computed on net premiums earned after reinsurance) for both the three and six months ended June 30, 1995 was 81.6% as compared to 73.5% and 77.6% for the same respective 1994 periods. The increase in the 1995 loss ratio is principally due to significant 1995 hail losses, particularly during the second quarter. Hail losses after reinsurance recoveries represent approximately 7.6 and 4.1 percentage points of the 1995 incurred loss ratios for the three and six months ended June 30, 1995.

        Investment income of $214,883 for the six months ended June 30, 1995 increased over the same period in 1994 by approximately 164% principally due to an increase in the company's funds available for investment, an increase in the percentage of funds invested, and higher market rates during the first half of 1995 than in 1994. Processing fees of $215,433, reported for the first time, represent fees earned by HFC pursuant to the commencement of premium finance operations January 1, 1995. Service fees of $62,170 decreased by approximately 93% primarily due to the January 1, 1995 cancellation of a claims adjustment and cash control services contract pursuant to the April 1, 1993 reinsurance agreement with Vesta.

        Other acquisition, underwriting and operating expenses of $705,419 and $1,203,116 for the three and six months ended June 30, 1995, decreased 38% and 40%, respectively, as compared to the prior year. As discussed in the Financial Condition and Liquidity section, ceding commission income of $5,157,630 during the first half of 1995 increased approximately 85% over ceding commission income of $2,795,531 for the same period in 1994. The increase in ceding commission income during 1995, which was partially offset by increases in volume-sensitive expenses such as agent commissions, allowances for doubtful accounts, postage and salaries, is the principal reason for the significant decrease in other acquisition, underwriting and operating expenses.

                                      PART II
                                 OTHER INFORMATION

   Item 1.   Legal Proceedings.

        Except for routine litigation incidental to the business of the Company, neither the Company, nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

   Item 2.   Changes in Securities.

        None

   Item 3.   Defaults upon Security Securities.

        None

   Item 4.   Submission of Matters to a Vote of Security-Holders.

        (a) The Company's Annual Meeting of Shareholders was held on May 16, 1995. Of the 10,662,277 shares of common stock of the Company entitled to vote at the meeting, 4,121,890 shares were represented in person or by proxy.

        (b) The following individuals were elected to serve as directors for the Company: Ramon D. Phillips, Raymond A. Kilgore, Jack R. Daugherty, Kenneth H. Jones, Jr., Samuel W. Rizzo, A.R. Dike, James
             H. Graves, George R. Manser and C. Jeffrey Rogers. Each of the nominees received 4,121,290 votes in favor of their election as directors of the Company.

   Item 5.   Other Information.

        None

   Item 6.   Exhibits and Reports on Form 8-K.

        (a)  No exhibits are filed herewith.

        (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended June 30, 1995.

                                    SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Hallmark Financial Services, Inc.
                            (Registrant)



Date:  August 14, 1995   Ramon  D.   Phillips,  President   (Chief  Executive
                          Officer)
                         (Signature)


Date:  August 14, 1995   John J. DePuma, Chief Financial Officer
                         (Signature)