Form 10QSB
period 1995-09-30
HALLMARK FINANCIAL SERVICES INC
filed 1995-11-15
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                 Quarterly report under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1995



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

                  Yes  X    No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of November 14, 1995.


   Number of pages in this report - 14
   No Exhibit Index is filed with this report.

                                      PART I
                               FINANCIAL INFORMATION
                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                September 30   December 31
   ASSETS                                       1995           1994
   Investments:
     Debt securities, held-to-maturity         $ 5,354,468    $ 4,329,103
     Equity securities, available-for-sale         172,208        174,709
     Short-term investments, at cost which
      approximates market value                  5,779,803        320,000

        Total investments                       11,306,479      4,823,812

     Cash and cash equivalents                   3,114,777      1,800,762
     Prepaid reinsurance premiums               12,378,620      7,304,284
     Premium notes receivable                    5,043,386            -
     Installment premiums receivable
      (net of allowance for doubtful accounts)   1,831,896      8,284,633
     Reinsurance recoverable                    15,922,592     10,382,311
     Deferred policy acquisition costs           3,219,170      2,113,759
     Excess of cost over net assets acquired,
      net of accumulated amortization            5,408,053      5,529,936
     Other intangible assets                        17,500         40,000
     Deferred federal income taxes                 506,512           -
     Accrued investment income                      58,983         41,609
     Other assets                                  793,658        363,810

        Total assets                          $ 59,601,626   $ 40,684,916

        LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Notes payable                               $ 700,499      $ 882,862
     Unpaid losses and loss adjustment expenses 18,574,294     12,668,306
     Unearned premiums                          16,547,786     10,229,911
     Reinsurance balances payable                5,279,098      2,719,039
     Deferred ceding commissions                 3,704,307      2,191,344
     Drafts outstanding                            655,961        777,585
     Accounts payable and other accrued expenses 3,809,279      2,046,475
     Current federal income taxes payable          278,964         22,245
     Accrued interest and franchise taxes payable   30,307         30,309
         Total liabilities                      49,580,495     31,568,076

   Stockholders' equity:
     Common stock, $.03 par value, authorized
     100,000,000 shares; (issued 10,962,277 shares
     in 1995 and 10,917,277 in 1994)               328,868        328,868
     Capital in excess of par value             10,349,665     10,349,665
     Accumulated deficit                          (57,402)      (961,693)
     Treasury stock                              (600,000)      (600,000)
   Total stockholders' equity                   10,021,131     9,116,840
                                              $ 59,601,626  $  40,684,916
                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Unaudited

                            Three Months Ended            Nine Months Ended
                                      September 30             September 30
                            1995           1994      1995           1994
   Gross premiums written  $14,755,421  $7,710,685   $37,713,656   $21,514,186
   Ceded premiums written (11,057,747) (5,190,092)  (28,249,846)  (14,508,530)
     Net premiums written  $ 3,697,674 $ 2,520,593   $ 9,463,810   $ 7,005,656
   Revenues:
     Premiums earned       $11,788,841  $7,208,513   $31,077,131   $19,922,861
     Premiums ceded        (8,811,801) (4,857,028)  (23,175,509)  (13,233,868)
        Net premiums earned  2,977,040   2,351,485     7,901,622     6,688,993
     Investment income,
      net of expenses          148,778      60,650       363,662       141,766
     Finance service charges   136,047     172,526       560,975       492,877
     Processing fees           626,598        -          842,031          -
     Service fees                8,003     417,618        70,173     1,244,773
     Other income               20,581      14,194        71,360        94,819
        Total revenues       3,917,047   3,016,473     9,809,823     8,663,228
   Benefits, losses and expenses:
     Losses and loss
      adjustment expenses    6,845,301   3,826,714    23,297,876    13,327,848
     Reinsurance recoveries(4,727,172) (2,457,906)  (17,160,101)   (8,594,068)
     Net losses and loss
      adjustment expenses    2,118,129   1,368,808     6,137,775     4,733,780
     Amortization of acquisition
      costs                    178,950      51,581       407,552       151,249
     Other acquisition, underwriting
      and operating expenses   855,863   1,176,810     2,058,979     3,178,190
     Interest expense            9,026      15,074        31,636        49,748
     Amortization expense       46,328      48,254       144,383       139,761
     Total benefits,
      losses and expenses    3,208,296   2,660,527     8,780,325     8,252,728
   Income from operations before
     federal income taxes      708,751     355,946     1,029,498       410,500
   Federal income tax benefit
     (Note 3)                (201,351)       7,245     (125,207)         7,245

     Net income               $507,400    $348,701      $904,291      $403,255
   Net income per share
     of common stock            $  .05     $   .03       $   .08        $  .04
   Weighted average
     shares outstanding     10,662,277  10,650,935    10,662,277    10,650,935


                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Nine Months Ended
                                                        September 30
                                                     1995           1994
   Cash flows from operating activities:
     Net income                                   $904,291       $403,255
     Adjustments to reconcile net income to
       cash provided by operating activities:
       Depreciation and amortization expense       221,393        212,102
       Change in deferred federal income taxes   (506,512)            -
       Change in prepaid reinsurance premiums  (5,074,336)    (1,274,662)
       Change in premium notes receivable      (5,043,386)           -
       Change in installment premiums receivable 6,452,737    (1,146,549)
       Change in deferred policy
        acquisition costs                       (1,105,408)     (528,570)
       Change in ceding income                   1,512,960        679,819
       Change in unpaid losses and
        loss adjustment expenses                 5,905,988        914,575
       Change in unearned premiums               6,317,875      1,591,324
       Change in reinsurance recoverable       (5,540,281)    (1,080,456)
       Change in reinsurance balances payable    2,560,058        847,872
       Change in all other liabilities           1,641,167        452,890
       Change in all other assets                (372,338)         36,350
       Change in federal income tax payable        256,717           -

        Net cash provided by operating activities8,130,925      1,107,950

   Cash flows from investing activities:
     Purchases of property and equipment         (151,880)       (29,023)
     Purchases of debt securities              (2,932,347)    (2,377,247)
     Maturities and redemptions of
      debt securities                            1,906,982      1,598,070
     Maturities and redemptions of common stock      2,501           -
     Purchase of short-term investments        (7,879,803)      (100,000)
     Maturities of short-term investments        2,420,000           -

        Net cash used in investing activities  (6,634,547)      (908,200)

   Cash flows from financing activities:
     Repayment of short-term borrowings          (182,363)      (179,296)

        Cash used in financing activities        (182,363)      (179,296)

   Increase (decrease) in cash and
     cash equivalents                            1,314,015         20,454
   Cash and cash equivalents at beginning
     of period                                   1,800,762      1,111,893

   Cash and cash equivalents at end of period   $3,114,777     $1,132,347

   Supplemental cash flow information:
     Cash paid during the period for interest      $31,637        $49,748

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

   Item 1.  Notes to Consolidated Financial Statements (Unaudited).
   Note 1 - Summary of Accounting Policies

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1995 and the consolidated results of operations and cash flows for all periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

        The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results to be expected for the full year.

   Note 2 - Investments
        Debt securities, held-to-maturity, for the reporting period include investments in U.S. Government securities totaling $5,354,468, which includes the reinvestment of $1,906,982 in matured securities, and special revenue bonds of $429,296. Net proceeds received are included in cash and cash equivalents at September 30, 1995. Short-term investments include certificates of deposits and federal discount notes of $5,779,803. Short-term investments mature within one year.

        Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

   Note 3 - Federal Income Taxes
        The composition of deferred tax assets and liabilities and the related tax effects as of September 30, 1995 is as follows:

   Deferred Tax Liabilities:
        Deferred acquisition costs,
          deductible for tax                  ($1,094,518)
          Other                                       (58)
             Total deferred tax liabilities    (1,094,576)
   Deferred Tax Assets:
        Property and equipment basis               $ 7,117
        Unearned premiums                          283,503
        Loss reserve discounting                   127,924
        Deferred ceding commissions,
          non-deductible for tax                 1,259,641
        Net operating loss carryforward             49,655
        AMT credit                                   6,200
        Other                                       61,183
             Total deferred tax assets         $ 1,795,223
        Net deferred tax assets                  $ 700,647
        Valuation allowance                        194,135
        Net deferred tax asset                   $ 506,512

        A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the period ended September 30, 1995 is as follows:

        Computed expected income tax expense
          at statutory regulatory tax rate        $350,029
        Amortization of excess cost                 41,440
        Tax-exempt interest                        (2,954)
        Change in valuation allowance            (273,065)
        Other                                        9,757
        Deferred tax benefit                    ($125,207)

        The Company has available, for federal income tax purposes, unused net operating losses of $146,044 at September 30, 1995, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

             Year
             2002                                    1,325
             2003                                   96,237
             2007                                   48,482
                                                 $ 146,044

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

        The Company conducts these activities through an integrated insurance group, the members of which are a property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies
   ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc., ("HCS"). The Company operates only in Texas.

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

   Financial Condition and Liquidity

        The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and investment activities. Despite the January 1, 1995 cancellation of a significant third party administrative and claims handling contract (through HCS), net cash flow provided from the Company's consolidated operations for the nine months ended September 30, 1995, was $8,130,925 as compared to $1,107,950 for the same period in 1994. As described below, 1995 net cash flow increased significantly primarily due to increased premium volumes.

        On a consolidated basis, the Company's liquidity improved significantly during the nine months ended September 30, 1995, with bonds, equities, short-term investments and cash totalling $14,421,256 at September 30, 1995, compared to $6,624,574 at December 31, 1994 and $5,642,282 at September 30, 1994. The Company's increased liquidity during 1995 is primarily due to an approximate 75% increase in Hallmark's gross premiums written of $37,713,656 during the first nine months of 1995 versus $21,514,186 during the same period of 1994, an approximate 95% increase in ceding commission income to $8,474,954 during the first nine months of 1995 versus $4,352,559 in 1994, and more timely funding of annual policy premiums under HFC's premium finance program than under Hallmark's direct-bill program. Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days. However, under Hallmark's direct-bill program which is being phased out, the Company generally receives a 10% to 20% down payment and the remaining annual premium in ten monthly installments. As expected, net installment premiums receivable decreased and premium notes receivable increased in light of the commencement of HFC's premium finance operations on January 1, 1995. The Company reported net installment premiums receivable of $1,831,896 at September 30, 1995 versus $8,284,633 at December 31, 1994, and premium notes receivable of $5,043,386 at September 30, 1995 versus -0- at December 31, 1994. During the first nine months of 1995, the Company received external funds, net of cancellations, of $9,011,658 under premium notes generated by the Company.

        The Company's liquidity continued its improvement due to lower losses during the third quarter, and despite weather-related catastrophe losses, as well as higher than usual non-catastrophe losses during the first half of 1995. During the six months ended June 30, 1995, the Company incurred approximately $1.2 million in weather-related losses which are generally paid to the insureds shortly after the loss is reported. Of this amount, approximately $900,000 (75%) was ceded under the Company's principal quota-share agreement, and approximately $125,000 has been or will be recovered under the Company's excess-of-loss catastrophe coverage agreement.

        At September 30, 1995, the Company reported $700,499 in notes payable, $441,525 of which is due before December 31, 1995. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1995 may be less than the $441,525 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related receivable in the sum of $240,000.

        Current Federal income taxes ("FIT") payable of $278,964 at September 30, 1995 increased substantially over the $22,245 reported at December 31, 1994, and the $45,130 reported at June 30, 1995. The increases reflected between these periods is principally due to the Company's increased profitability and the fact that the Company has utilized most of its available operating loss carryforwards in prior years (See Note 3 - Federal Income Taxes). The increase reflected between the second and third quarters of 1995 is primarily the result of increases in the accrual of FIT payable related to the third quarter 1995 earnings, partially offset by a payment for estimated FIT of $125,000 during the third quarter. Since the Company currently has limited operating loss carryforwards remaining to offset future FIT, liquidity generated by any future earnings would be adversely affected by payment of FIT obligations.

        A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes; however, non-restricted cash continues to increase. Of the Company's consolidated liquid assets at September 30, 1995, $1,720,760 represents non-restricted cash
   (compared to $665,503 at December 31, 1994 and $231,400 at September 30, 1994). Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the third quarter of 1993, the Company initiated measures to strengthen Hallmark's surplus. At that time, Hallmark's premium-to-surplus ratios exceeded TDI's guidelines of 3 to 1. These measures included, among other things, a temporary abatement of management fees and a reduction in commissions payable by Hallmark to the Company and AHGA, respectively. However, during the third quarter of 1994, the Company reinstated a portion of the management fees. During the first nine months of 1995, Hallmark paid or accrued $475,000 in management fees to the Company. For the year ended December 31, 1994, Hallmark paid the Company $100,000 in management fees. Management anticipates that Hallmark may pay additional management fees during the fourth quarter of 1995, and thus, these fees could be a continued, moderate source of unrestricted liquidity.

        Commissions from an annual policy program for independent agents initiated during the first quarter of 1994 continue to represent a source of unrestricted liquidity for the Company. Under this program, AHGA is offering independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $19 million for the nine months ended September 30, 1995. During the first nine months of 1995, AHGA received $3,454,985 in commissions related to this program from Hallmark, of which $2,591,239 will be paid to independent agents as earned. During 1994, AHGA received $1,487,660 in annual policy commissions with $1,115,745 to be paid to independent agents as earned.

        Ceding commission income represents a significant source of funds to the Company. During the first nine months of 1995, and during 1994, ceding commission income exceeded agent commissions and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for the nine months ended September 30, 1995 increased $4,122,395 up to $8,474,954 representing a 95% increase when compared to the first nine months of 1994. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized over future periods as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also increased to $3,704,307 from $2,191,344 at December 31, 1994. This increase is principally due to an increase in the Company's premium volume (which includes annual policies that are earned over a 12-month period). In light of the growth in premium volume during the first nine months of 1995, deferred policy acquisition costs of $3,219,170 as of September 30, 1995 was some 52% higher than at December 31, 1994. However, deferred policy acquisition costs were $485,137 less than deferred ceding commission income at September 30, 1995.

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

        At September 30, 1995, Hallmark reported statutory capital and surplus of $4,427,483, which shows an increase of $820,341 over the $3,607,142 reported at September 30, 1994, and an increase of $594,499 over the $3,832,984 reported at December 31, 1994. On an annualized-premiums basis, Hallmark's premium-to-surplus ratio at September 30, 1995 was 2.85 to 1 as compared to 2.53 to 1 at December 31, 1994, and 2.59 to 1 at September 30, 1994. The narrowing of Hallmark's premium-to-surplus ratio in comparison to December 31, 1994 and September 30, 1994, respectively, is principally due to the combined effect of high catastrophic weather-related losses, higher than usual non-catastrophic losses and increased premium volumes, particularly of annual policies, during the nine months ended September 30, 1995. The impact on surplus of high losses during the first half of the year was partially offset by lower losses during the third quarter which is typically a strong quarter for Hallmark. Management believes that Hallmark should not require additional capital during 1995. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through earnings from insurance operations. Despite lower loss ratios during the third quarter, the loss experience of the first half of year indicated the need for a rate adjustment in certain territories. Hallmark imposed a rate increase for new business written effective late-September 1995. In addition, based upon the resumption of high losses in October, 1995, Hallmark is planning another rate adjustment of selected coverages and territories to be effective January 1, 1996. Loss ratios during 1995 should be brought back to desirable levels with the implemented and proposed rate revisions. However, increased 1995 loss ratios may have a negative impact on Hallmarks reinsurance treaties for 1996.

        Management continues to believe that development of enhanced statistical data during the last two years to further refine rate-setting procedures and to promptly identify high-loss ratio books of business produced by independent agents, as well as a continued emphasis on direct appointments of independent agents should continue to positively affect profitability during 1995.

        Prepaid reinsurance premiums and reinsurance balances payable generally increased as expected in relation to increased premium writings.

        Management believes that the Company, absent any material adverse claims experience, will not require additional capital to support its current operations during 1995. However, external funding is required to finance HFC's reactivation of its premium finance operations. Effective January 1, 1995, the Company, through HFC, began financing premiums produced by the Hallmark Agencies and effective May 1, 1995, began offering its independent agents this premium finance program. The program is designed to replace the direct-bill program currently provided by Hallmark. The finance charges a premium finance company may impose under a premium finance note are subject to state regulation, but the permissible rates are substantially higher than those an insurance company may now charge (as set by the Texas Department of Insurance) under a direct-bill program. To fund its premium finance operations, HFC entered into a financing and servicing arrangement with an unaffiliated premium finance company, Peregrine Premium Finance L.C. ("Peregrine"). Under the agreement, Peregrine agreed to fund up to $10,500,000 in premium finance notes (the "Notes") generated by the financing of State & County policies produced by AHGA. Peregrine has obtained an external credit facility for the purpose of funding such Notes. HFC, in turn, processes and services the Notes on behalf of Peregrine for a fee approximating the operating profit to Peregrine from the Notes, net of imputed borrowing costs and after deducting certain expenses. As of September 30, 1995, $8,773,271 has been used under Peregrine's credit facility to fund the Notes. Based upon projections of anticipated premium finance activity, an increase in the lines of credit to fund premium finance notes will be required by the end of 1995. As of October 31, 1995 Peregrine has formally increased its funding commitment to $12,000,000, and has verbally indicated that a formal commitment increasing the commitment to
   $13,500,000 should be finalized during November 1995. In addition, management is exploring other financing opportunities.

        Management expects that Company liquidity will continued to be favorably impacted by a continued focus on increasing and strengthening the performance of the Company's core State & County business during the remainder of 1995. This focus has included and will continue to include not only an ongoing emphasis on systems, effective rate-setting procedures and a close monitoring of agent performance (followed by corrective action, as necessary), but also on marketing and expanding premium finance subsidiary operations.

        The Company continues to pursue third party claims handling and administrative contracts. HCS has recently entered into a claims-handling and consulting contract with an unaffiliated independent agent. Fees from this contract were not material during the first nine months of 1995, and it is not anticipated that this contract will have a significant impact on liquidity during 1995. Effective January 1, 1995, the contract between the Company, Vesta and an unaffiliated agency governing claims adjusting and certain administrative services was canceled. However, the Company continues to earn fees for handling claims-related litigation. Although the Company is actively pursuing additional third party claims handling business, it is not anticipated that any of these potential contracts will be effective during 1995.

        In addition, the Company plans to enter into the commercial excess-and-surplus-lines ("E & S") market during late-1995 or early 1996 through its marketing arm, AHGA. Our investigation suggests that entry into the commercial E & S market could be a future source of commission and premium finance income.

   Results of Operations

           Gross premiums written (prior to reinsurance) of $14,755,421 and $37,713,656 for the three and nine months ended September 30, 1995 were $7,044,736 (91%) and $16,199,470 (75%) higher than the same periods in 1994.
   The increases in premiums written in both the third quarter and first nine months of 1995, as compared to 1994, are due to increased production of the Company's core State & County business by independent agents. These significant increases are partially offset by decreases in assumed premiums written of $699,181 and $1,932,708, respectively, in the quarter and nine months, pursuant to the January 1, 1995 cancellation of an April 1, 1993 reinsurance agreement with Vesta. Under this agreement, Hallmark assumed from Vesta 10% of the premiums produced by an unaffiliated agency. Net written premiums (after reinsurance) for the third quarter and first nine months of 1995 were $3,697,674 and $9,463,810, respectively, which reflects increases of 47% and 35% over the same 1994 periods. The smaller percentage increase in net written premiums versus gross written premiums between periods is primarily due to the inclusion in the 1994 periods of assumed premiums related to the April 1, 1993 reinsurance contract with Vesta. Comparable assumed premiums were not recorded during 1995 due to the cancellation of the contract effective January 1, 1995. Net written premiums for 1995 were more significantly impacted (than gross written premiums) by the cancellation of this contract, since assumed premiums pursuant to the contract were not subject to the Company's principal quota-share reinsurance agreement.

        Premiums earned (prior to reinsurance) of $11,788,841 and $31,077,131 for the three and nine months ended September 30, 1995, respectively, were $4,580,328 and $11,154,270 higher than for the comparable periods in 1994. For the three and nine months ended September 30, 1995, net earned premiums (after reinsurance) of $2,977,040 and $7,901,621, respectively, increased $625,555 (27%) and $1,212,628 (18%) in relation to the same respective periods of 1994. The disproportionate increases in premiums earned before and after reinsurance in relation to gross premiums written and net premiums written is primarily the result of the absence of assumed premiums in 1995 under the April 1, 1993 reinsurance contract canceled January 1, 1995.

        The net incurred loss ratio (computed on net premiums earned after reinsurance) for both the three and nine months ended September 30, 1995 was 71.1% and 77.7% as compared to 58.2% and 70.8% for the same respective 1994 periods. The increase in the 1995 loss ratio is principally due to significant 1995 hail losses, particularly during the second quarter, to higher than normal non-catastrophic losses in the first six months, to adverse runoff of the now-canceled 10% assumed treaty with Vesta and to lower salvage and subrogation recoveries.

        Investment income of $363,662 for the nine months ended September 30, 1995 increased over the same period in 1994 by approximately 157% principally due to an increase in the company's funds available for investment, an increase in the percentage of funds invested, and higher market rates during the first nine months of 1995 than in 1994. Processing fees of $842,031, reported for the first time, represent fees earned by HFC pursuant to the commencement of premium finance operations January 1, 1995. Service fees of $70,173 decreased by approximately 94% primarily due to the January 1, 1995 cancellation of a claims adjustment and cash control services contract pursuant to the April 1, 1993 reinsurance agreement with Vesta.

        Other acquisition, underwriting and operating expenses of $855,862 and $2,058,978 for the three and nine months ended September 30, 1995, decreased 27% and 35%, respectively, as compared to the prior year. As discussed in the Financial Condition and Liquidity section, ceding commission income of $8,474,974 during the first nine months of 1995 increased approximately 95% over ceding commission income of $4,122,395 for the same period in 1994. The increase in ceding commission income during 1995, which was partially offset by increases in volume-sensitive expenses such as agent commissions, allowances for doubtful accounts, postage and salaries, is the principal reason for the significant decrease in other acquisition, underwriting and operating expenses.


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

        None

   Item 5.   Other Information.

        None

   Item 6.   Exhibits and Reports on Form 8-K.

        (a)  No exhibits are filed herewith.

        (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended September 30, 1995.

                                    SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


                                 (Signature)
   Date:  November 14, 1995      Ramon D. Phillips, President
                                      (Chief Executive Officer)



   Date:  November 14, 1995      (Signature)
                                 John J. DePuma, Chief Financial Officer