Form 10KSB40
period 1995-12-31
HALLMARK FINANCIAL SERVICES INC
filed 1996-03-29
CIK 819913

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

              Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1995

                            Commission file number 0-16090

                          HALLMARK FINANCIAL SERVICES, INC.
                    (Name of Small Business Issuer in Its Charter)

          (State or Other Jurisdiction of Incorporation or Organization)
               Nevada
          (I.R.S. Employer I.D. No.)    87-0447375

          14651 Dallas Parkway, Suite 900, Dallas, Texas    75240
          (Address of Principal Executive Offices)          (Zip Code)

          Issuer's Telephone Number, Including Area Code:  (214) 404-1637

          Securities registered under Section 12(b) of the Exchange Act:

               Title of Each Class           Name of Each Exchange on Which
                                             Registered

               Common Stock, 3  par value    American Stock Exchange
                                             Emerging Company Marketplace

          Securities  registered under Section  12(g) of the  Exchange Act:
          None

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes  XX      No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

          State  issuer's  revenues  for  its most  recent  fiscal  year  -
          $13,795,903

          State the aggregate market value of the voting stock held by non-affiliates - $10,210,285 as of March 22, 1996.

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, 3 par value - 10,662,277 shares outstanding as of March 22, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

          ITEM 1. DESCRIPTION OF BUSINESS.

          INTRODUCTION

            Hallmark Financial Services, Inc. ("HFS"), a Nevada corporation formed in 1987, and its wholly owned subsidiaries (HFS and its wholly owned subsidiaries are collectively referred to herein as the "Company") engage in the sale of consumer products and services on credit terms, primarily to lower and middle income customers. The Company's target market encompasses the substantial number of Americans who either are denied credit from banks, credit card companies and other conventional credit sources, or have never established a bank account or credit history. Currently, the Company's business primarily involves premium financing, marketing and underwriting of non-standard automobile insurance. Secondarily, the Company provides fee-based claims adjusting and related services for affiliates and third parties.

          OVERVIEW

            The Company pursues its business activities through an integrated insurance group, the dominant members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a commercial excess and surplus lines affiliated managing general agency, Hallmark Underwriters, Inc. ("HUI"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"), herein referred to as the "Insurance Group". The Company operates only in Texas.

            Hallmark writes non-standard automobile liability and physical damage coverages. Currently, Hallmark provides insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance.

            HFC, through a financing and servicing arrangement with an unaffiliated premium finance company (see note 8 to Consolidated Financial Statements), offers premium financing to policyholders. This arrangement, effective January 1, 1995, is referred to herein as HFC's premium finance program. To a lesser degree, Hallmark provides premium financing through a direct bill program, which is being phased out.

            AHGA, a managing general agency, holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark, through the Company's network of thirteen retail insurance agencies, the Hallmark Agencies, and through a group of some 475 independent agents operating under their own names.

            HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, is expected to begin operations in April 1996. HUI is expected to generate commission income by producing E&S insurance business through the network of the Company's thirteen retail agencies, certain agents from the Company's current independent agent group, and other selected independent agents not currently representing the Company.

          SUMMARY OF BUSINESS DEVELOPMENT

            Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several acquisitions, most of the companies now referred to as the Insurance Group. Previously,
          HFS owned and operated a small chain of retail outlets specializing in the sale and financing of optical products and services. These operations were discontinued as of December 31, 1990.

            During 1990, HFS identified Acadine Capital Corporation ("ACC") as an acquisition candidate. ACC operated various Texas retail insurance agencies that sold and financed non-standard auto insurance on behalf of unaffiliated insurers. To comply with Texas Department of Insurance ("TDI") regulatory requirements, HFS acquired the capital stock of the then inactive managing general agency, Brokers General, Inc., now known as AHGA, on August 3, 1990. The purpose of the AHGA acquisition was to serve, initially, as a vehicle through which to acquire the retail agency operations of ACC. On August 30, 1990, HFS, through AHGA, acquired all of ACC's assets, including the retail agency operations. HFS also acquired ACC's premium finance operations through a newly-created subsidiary, Acadine Finance Corporation, now known as HFC. Immediately thereafter, HFS purchased the capital stock of Hallmark, as of September 1, 1990.

            During 1991, HFS expanded the Insurance Group through two additional acquisitions, neither of which constituted a material transaction for accounting purposes. It acquired the capital stock of Citizen's Adjustment and Reporting Services, Inc., now known as HCS, as of January 1, 1991. HCS provides claims adjustment, salvage and subrogation recovery, and litigation services to Hallmark and two unaffiliated entities. Also, in May 1991, AHGA acquired the business and assets of another agency operation. AHGA currently owns thirteen retail agencies which operate under the American Hallmark Agencies name in various Texas cities.

          INSURANCE GROUP OPERATIONS

            HFS manages Hallmark, AHGA, the Hallmark Agencies, HUI, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices. AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents. HFC offers a premium finance program through HFC and HCS provides claims services. HUI underwrites E&S policies issued by unaffiliated insurance companies and manages the sale of these policies by the Hallmark Agencies and by independent agents, and offers premium financing by HFC.

            The Company offers both liability and physical damage (comprehensive and collision) coverages. Hallmark's bodily injury liability coverage is limited to $20,000 per person and $40,000 per accident, and property damage liability coverage is limited to $15,000 per accident. Physical damage coverage is limited to $40,000 and $30,000 for vehicles insured under annual and monthly policies, respectively.

            During 1995, purchasers of Hallmark policies were individuals. No single customer or group of related customers accounted for more than 1% of its net premiums written during the last three years.

            Currently, the Company writes both annual and monthly policies. During 1995 and 1994, monthly policies accounted for approximately 39% of Hallmark's net premium volume. The Company's typical customer is unable or unwilling to pay a full year's premium in advance and thus, either a monthly policy or an annual policy on credit, suits his/her budgetary needs. For the annual-policy customer, the Company provides premium financing primarily through a premium finance program offered by HFC. Prior to January 1, 1995, and since early-1992, all premium financing offered by the Company was provided under a direct-bill program administered by Hallmark.

            During 1995, approximately 89% percent of Hallmark's annual policyholders financed their premiums through HFC's premium finance program or Hallmark's direct-bill program. During 1994 and 1993, approximately 98% and 95%, respectively, of Hallmark annual policyholders financed their premiums through Hallmark's direct-bill program.

            Effective January 1, 1995, the Company began financing premiums produced by the Hallmark Agencies through HFC's premium finance program. During May 1995, the Company expanded HFC's operations to include the offer of financing premiums produced by the Company's independent agents. The finance charges a premium finance company may impose under a premium finance note are subject to state regulation, but the permissible rates are substantially higher than those an insurance company may now charge under a direct-bill program.

            HCS provides claims adjustment and related litigation services to both the Company and third parties. Fees are charged either on a per-file basis, as a percentage of earned premiums, or in certain instances, a combination of both methods. When the Company receives notice of a loss, HCS personnel establish a claim file and an estimated loss reserve. HCS's adjusters review, investigate and initiate claim payments, with the Company utilizing a third-party claims service only in unusual circumstances. The Company has an in-house legal staff and thus, handles much of its claims-related litigation in-house. Management believes that the Company is achieving optimal efficiency and cost effectiveness by utilizing its own trained employee-adjusters and in-house litigation staff in most instances.

          UNDERWRITING AND OTHER RATIOS

            An insurance company's underwriting experience is traditionally measured by the statutory "combined ratio". The combined ratio under Statutory Accounting Practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the "loss ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "expense ratio"). The approximate SAP underwriting profit or loss is reflected by the extent to which the combined ratio is less or more than 100%. During 1995, 1994 and 1993, Hallmark experienced statutory loss ratios of 81.8%, 74.6% and 75.3%, respectively. During the same periods, it experienced expense ratios of 11.2%, 21.1% and
          33.3%, respectively, and combined ratios of 93.0%, 95.7% and 108.6%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by generally accepted accounting principles ("GAAP").

              Although  losses   related  to  earned   premiums  from   TDI
          allocations of risk to Hallmark under the Texas Automobile Insurance Plan Association ("TAIPA") adversely impacted Hallmark's loss ratios in prior years, the 1995 loss ratio was not significantly affected due to recent reductions in TAIPA premium allocations. Drivers who purchase insurance through TAIPA typically present high risks and past claims have been high. The number of drivers who purchased TAIPA coverage increased substantially in 1992 and 1993 as the flexible rating plan described in Reinsurance Arrangements resulted in reduced availability of alternative coverage. Participation in the TAIPA program, state-wide, remained high due to lower-than-market premium rates until a rate increase in June 1995. The percentage of TAIPA premiums allocated to Hallmark by the state peaked in 1992 and dropped dramatically in 1994. During 1995, 1994, 1993 and 1992, the Company was assigned TAIPA premiums of approximately $49,000, $285,000, $850,000, and $1,350,000, respectively. Due to a marked decrease in both 1994 and 1995 allocations, TAIPA earned premiums for 1995 decreased to approximately $200,000 and thus, has had considerably less impact on Hallmark's underwriting performance than in prior years. The Company anticipates that TAIPA premiums should have little to no impact on Hallmark's future performance absent a regulatory change governing the TAIPA allocation methodology.

            Hallmark's 1993 and 1994 loss ratios, and to a lesser extent, the 1995 loss ratio, were also negatively impacted by adverse loss experience associated with assumed business produced by an unaffiliated agency pursuant to an April 1, 1993 reinsurance agreement. Although this agreement was canceled effective December 31, 1994, the runoff of business pursuant to this contract continues to negatively impact Hallmark's loss ratio. Hallmark's 1995 loss ratio was also adversely affected by unusually high catastrophe losses due to hail, as well as an increase in non-catastrophic losses.

            Hallmark's 1995 expense ratio of 11.2% has improved in relation to 21.1% and 33.3% in 1994 and 1993, respectively, principally due to continued improved operating efficiencies, including a decrease in agent commission expense, and an increase in ceding commission income. The higher 1993 ratio was partially attributable to significant expenses incurred by Hallmark during 1993 (as well as 1992) to convert internal systems and documentation, as well as the assumption of additional administrative functions to accommodate the new relationship with State & County, which was necessary due to legislative changes.

            Under TDI guidelines, casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 1995, 1994, and 1993, Hallmark's premium-to-surplus ratios were 2.58 to 1, 2.53 to 1 and 2.95 to 1, respectively. The improvement in the 1995 and 1994 ratios in relation to 1993 is primarily attributable to improved operating efficiencies, including a reduction in agent commission expense, started in 1993, but in effect for all of 1995 and 1994.

          REINSURANCE ARRANGEMENTS

            Hallmark shares its claims risk with non-affiliated insurance companies. Effective March 1, 1992, Hallmark and AHGA entered into a reinsurance arrangement with an unaffiliated company, State & County. This arrangement is supplemented by a separate risk-sharing agreement between Hallmark and an unaffiliated company, Vesta Fire Insurance Corporation ("Vesta"), formerly Liberty National Fire Insurance Company, which is rated A+ by the A.M. Best Insurance Guide. Between January 1, 1991 and February 29, 1992, Hallmark ceded 60% of its risk on a quota-share basis to a group of eight reinsurers.

            Prior to March 1, 1992, Hallmark was a direct writer of non-standard auto insurance on a consent-to-rate basis. On this basis, Hallmark set its premiums by reference to standard rates adopted by TDI, but added an excess premium in each prescribed rating category. In January 1992, TDI adopted certain 1991 legislative amendments to the Texas Insurance Code which went into effect March 1, 1992. Among other things, the amended regulations replaced existing premium rate-setting procedures with a flexible rating plan. This change virtually eliminated the possibility of Hallmark continuing to write insurance on a consent-to-rate basis.

            Primarily in response to this regulatory change, the Company entered into a relationship with a Texas county mutual insurance company, State & County. Texas county mutual companies are governed by special statutory standards, and their premium rates are not subject to the rate-setting formulas or TDI approvals required under the March 1, 1992 flexible rating plan.

            Under the Company's arrangement with State & County, AHGA is a managing general agent appointed by State & County which allows AHGA to issue State & County policies, as well as appoint producing agents to sell these policies. AHGA issues State & County policies in accordance with Hallmark's underwriting standards and pursuant to proposed rates Hallmark submits to State & County. Hallmark's proposed rates are effective immediately upon approval by State & County and filing with TDI. Although State & County is required to file periodic rate adjustments with the state, TDI approval is not required.

            Pursuant to the March 1, 1992 reinsurance agreement, Hallmark reinsures 100% of the State & County business produced by AHGA. Under a related quota-share reinsurance agreement, Vesta assumes a pro-rata portion of the State & County business, including claims risk, from Hallmark. In addition, Vesta unconditionally guarantees Hallmark's and AHGA's obligations to State & County. Since August 1, 1993, Hallmark has retained 25% and Vesta has assumed 75% of the State & County business. From March 1, 1992 through July 31, 1993, Hallmark retained 40% and Vesta assumed the balance.

            As compensation for acting as managing general agent, AHGA receives commissions equal to a percentage of premiums written. It uses a portion of these commissions to compensate its producing agents for selling State & County policies.

            State & County receives commissions from Hallmark on the State & County policies AHGA produces equal to a percentage of
          Hallmark's assumed premiums written. The commission rate decreases as the annual volume of premiums written exceeds specified levels. As permitted by law, AHGA charges policy origination fees in addition to premiums.

            Under the reinsurance agreement between Hallmark and Vesta, Hallmark receives a 30% commission on the portion of the business ceded to Vesta. In addition, Hallmark is entitled to a contingent commission equal to Vesta's share of earned premiums, after deducting (i) Vesta's share of losses and loss adjustment expenses ("LAE") on the ceded risk, (ii) Vesta's share of fees payable to State & County, AHGA and Hallmark, (iii) and expense factors payable to Vesta, which includes compensation for its guaranty of Hallmark's obligations to State & County. If these deductions reduce Vesta's expense-factor margins below the agreed amount, the deficiency is carried over to the following year.

          MARKETING

            Customers for non-standard auto insurance typically fall into two groups. The first is drivers who have had standard auto insurance, but no longer qualify due to reasons such as driving record, claims history, or residency status. The second group is drivers who either live in areas of Texas in which standard-rate insurers do not write insurance or who are declined coverage because of the standard-rate insurers' limits on the amount of coverage they write for new customers. Although these drivers may qualify for the lower standard rates, they cannot obtain standard coverage.

            As managing general agent, AHGA manages the marketing of the Company's non-standard auto insurance program through a retail network of affiliated and independent agencies. At December 31, 1995, there were 13 affiliated offices, operating under the American Hallmark Agencies name, and some 475 independent agents with offices located throughout the State of Texas. The thirteen affiliated-agency offices are located in Amarillo, Austin, Corpus Christi, Houston, Lubbock and the Dallas/Fort Worth metroplex area.

             Marketing efforts are twofold: one, direct advertising to the insured for the benefit of the Company's affiliated agencies; and two, marketing and ongoing service to the Company's independent agents. Regarding the Hallmark Agencies, business is developed primarily through advertising in regional and local publications, direct-mail, telephone solicitation and referrals from standard agents and existing customers. Regarding independent agents, field marketing representatives promote the Company's insurance program to prospective agents and service existing agents. The Hallmark Agencies principally sell Hallmark policies, while independent agents may represent several standard and non-standard insurers. The Company's appointed independent agents are located throughout Texas in major cities, as well as suburban and some rural areas, with an emphasis in the central and southern regions of Texas.

            During 1992, substantially all of the Company's core State & County business consisted of annual policies produced by the Hallmark Agencies. During 1993, the Company began bolstering premium volume principally through independent agent production of monthly policies. Thus, during 1993, annual policies were sold primarily by the affiliated agencies, while the majority of monthly policies were sold by independent agents. In 1994, the Company expanded its annual program whereby independent agents could sell annual policies, but receive commissions on an earned, or monthly, basis. The Company's previous annual program, offered only to selected independent agents, was substantially discontinued in late-1993. Annual premium production by independent agents during 1995 and 1994 accounted for approximately 57% and 47%, respectively, of total independent agent production.

          COMPETITION

            Information available from industry sources indicates that the private passenger automobile insurance market in Texas is approximately $7.5 billion in premium volume. Annual premium volume of the non-standard auto policies written in Texas exceeded $1.8 billion, according to 1994 data. The Company's 1995 core State & County premium volume was almost 3% of the total non-standard market with gross premiums of approximately $49 million, a progressive increase from gross premiums written of approximately $27 million in 1994 and gross premiums written of $22 million in 1993. Although competition in the Texas non-standard auto market is intense with some 40 companies competing for a share of the non-standard auto market, management believes that the Company has effective tools for increasing its market share. The Company relies on its ability to promptly set rates that are directed toward the lower-risk segment of the non-standard auto market and to compete on the basis of underwriting criteria and superior service to its agents and insureds.

          INSURANCE REGULATION

            The operations of Hallmark, AHGA and HFC are regulated by TDI. HFC is also subject to further regulation under the Texas Credit Code. Hallmark is required to file quarterly and annual statements of its financial condition with the TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, premium-to-surplus ratio, loss reserves, deposits and investments, is subject to review by TDI. Since Hallmark does not write its insurance directly, but rather writes through a county mutual, its premium rates and underwriting  guidelines  are  not  subject  to  TDI  regulation.

          However, as discussed under REINSURANCE ARRANGEMENTS, premium rates and underwriting guidelines must be approved by State & County, and State & County, in turn, must file the rates with TDI. Both AHGA and the producing agents who staff the Hallmark Agencies offices are subject to TDI's licensing requirements. HCS is also subject to licensing, financial reporting and certain financial requirements. In addition, interest rates, note forms and disclosures, among other things used by HFC, are regulated by the Office of Consumer Credit Commissioner.

            TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the state of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. There were no assessments during 1995, and thus Hallmark made no payments to the fund during the current year. For years 1994 and 1993, Hallmark paid $33,619 and $48,959, respectively, to the state insolvency fund.

            HFS is also regulated as an insurance holding company under the Texas Insurance Code. Financial transactions between HFS or any of its affiliates and Hallmark are subject to regulation by TDI. Applicable regulations require TDI's approval of management and expense sharing contracts, intercompany loans and asset transactions, investments in the Company's securities by Hallmark and similar transactions. Further, dividends and distributions by Hallmark to the Company are restricted.

            The staff of TDI recently completed the fieldwork of its regular, triennial examination of Hallmark's books and records as of September 30, 1995. Although a final report has not yet been issued, TDI staff has informally reported to management that no significant items or discrepancies were noted during the examination.

            Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requests property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: To assess the adequacy of a company's statutory capital and surplus based upon a variety of factors such as potential risks related to the company's investment portfolio, ceded reinsurance and product mix; and to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. Texas has not adopted the RBC for Insurers Model Act formulated by the NAIC, and currently, there are no TDI filing or compliance requirements related to RBC.

          ANALYSIS OF HALLMARK'S LOSSES AND LAE

            The Company's consolidated financial statements include an estimated reserve for unpaid losses and LAE of the Company's non-standard automobile insurance subsidiary, Hallmark. Hallmark estimates its reserve for unpaid losses and LAE by using case-basis evaluations and statistical projections, which include inferences from both losses paid and incurred. Hallmark also uses recent historical cost data, periodic reviews of underwriting standards and claims management to modify the statistical projections. Hallmark gives consideration to the impact of inflation in determining its loss reserves, but does not discount reserve balances.

            The amount of Hallmark's reserves represents management's estimates of the ultimate net cost of all unpaid losses and LAE incurred through December of each year. These estimates are subject to the effect of trends in claim severity and frequency. Management continually reviews the estimates and adjusts them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years. See the Loss and Loss Adjustment Expenses section of Note 1 of Notes to Consolidated Financial Statements.

            The Company continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments, and other information within a legal and regulatory environment which affects development of ultimate liabilities. For example, in 1992 regulatory changes governing timing of certain claim payments and reserves affected loss development patterns. In addition, legal trends changing the potential liability of insureds affect claims handling procedures and claims-related litigation. Such trends can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses. Thus, future changes in estimates of claims costs may adversely affect future period operating results; however, such effects cannot be reasonably estimated.

          Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 1995, 1994 and 1993 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet.

                                                  1995      1994      1993
                                                    (Thousands of dollars)
          Reserve for unpaid losses and
            LAE, net of reinsurance
            recoverables, at beginning
            of year                          $  4,297  $  4,321  $ 4,374
          Provision for losses and LAE
            for claims occurring in the
            current period                      8,458     6,803    7,594
          Increase (decrease) in reserve
            for unpaid losses and LAE
            for claims occurring in prior
            periods                               502      (33)   (1,161)
          Payments for losses and LAE,
            net of reinsurance:
            Current period                     (4,020)  (3,765)  (4,377)
            Prior periods                      (3,313)  (3,029)  (2,109)

                                               (7,333)  (6,794)  (6,486)
          Reserve for unpaid
            losses and LAE, net of
            reinsurance recoverables,
            at end of year                   $  5,924  $ 4,297   $ 4,321
          Reinsurance recoverables on
            unpaid losses and LAE, at
            end of year (following the
            adoption of FASB
            Statement 113 in 1993)             16,399    8,371     5,905
          Reserve for unpaid losses and
            LAE, gross of reinsurance
            recoverables on unpaid
            losses, at end of year           $ 22,323  $12,668   $10,226

          SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 1995 and 1994 are summarized below:

                                                         1995      1994
                                                    (Thousands of Dollars)
          Reserve for unpaid losses and LAE on a
            SAP basis (net of reinsurance
            recoverables on unpaid losses)             $6,300    $4,636

          Deduct estimated salvage and subrogation
            recoveries reported on a cash basis
            for SAP purposes and on an accrual basis
            for GAAP purposes                            (376)     (339)

          Reserve for unpaid losses and LAE on
            GAAP basis (net of reinsurance
            recoverables on unpaid losses)             $5,924    $4,297

        ANALYSIS OF LOSS AND LAE RESERVE DEVELOPMENT

            The following table shows the development of Hallmark's balance sheet liabilities, net of reinsurance, for 1985 through 1995. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

            Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year. The effects on income in the past three years of changes in estimates of the liabilities for losses and LAE are shown in the table under reconciliation of SAP/GAAP reserves for unpaid losses and LAE.

                        ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                (Thousands of dollars)

Year Ended
December 31            '85   '86  '87    '88  '89  '90  '91  '92  '93  '94  '95
A.  Reserve for Unpaid
  Losses & LAE, Net
  of Reinsurance
  Recoverables         1191  1130 1380  2365 3039 2968 3353 4374 4321 4297 5924

B.  Net Reserve
  Re-estimated as of:
One year later         1267  1299 2257   4264 3186 3126 2815 3423 4626 5175
Two years later        1390  1566 4231   4486 3353 3001 2885 3285 4499
  Three years later    1541  3597 4321   4556 3374 3090 2813 3147
  Four years later     2666  3645 4388   4606 3408 3052 2700
  Five years later     2668  3629 4374   4595 3384 2988
  Six years later      2667  3632 4372   4593 3363
  Seven years later    2668  3632 4373   4585
  Eight years later    2668  3631 4370
  Nine years later     2667  3626
  Ten years later      2662

C. Net Cumulative
   Redundancy
  (Deficiency)        (1471)(2496)(2990)(2220)(324) (20) 653 1227 (178)(878)

D. Cumulative Amount
  of Claims Paid, Net
  of Reserve Recoveries,
    Through:
    One year later      808   935 1522   3490 1991 2100 1958 2109 3028 3313
    Two years later    1187  1325 4029   4155 2994 2760 2472 2768 3883
    Three years later  1413  3583 4211   4457 3285 2956 2654 2956
    Four years later   2661  3615 4334   4569 3363 2990 2668
    Five years later   2666  3627 4369   4587 3369 2983
    Six years later    2667  3632 4372   4590 3361
    Seven years later  2668  3632 4370   4583
    Eight years later  2668  3631 4368
    Nine years later   2667  3626
    Ten years later    2662

                                                                    '94    '95
  Net Reserve - December 31                                         4,297  5,924
  Reinsurance Recoverables                                          8,371 16,399
  Gross Reserve - December 31                                       2,668 22,323
  Net Re-estimated Reserve                                                  5175
  Re-estimated Reinsurance Recoverable                                      9264
  Gross Re-estimated Reserve                                              14,439
  Gross Cumulative Deficiency                                            (1,771)

     INVESTMENT POLICY

      Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), and including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity. The securities liquidated during 1995 were as a result of maturities, bond calls and prepayments of mortgage-backed securities totalling $934,102. During 1995, the Company's investment income totalled $585,055, compared to $236,916 for 1994.

     EMPLOYEES

      On  December 31,  1995, the  Company  employed 162  people on  a full-time
     basis.   None of the  Company's employees are represented by  labor unions.
     The Company considers its employee relations to be good.

     ITEM 2. DESCRIPTION OF PROPERTY.

      The Company's corporate headquarters are located at 14651 Dallas Parkway, Suite 900, Dallas, Texas. This suite also houses Hallmark's operations, AHGA's administrative staff, HFC and HCS's operations, and the Company's computer center. The suite is located in a high-rise office building and contains approximately 21,587 square feet of space. Effective January 1, 1995, the Company renegotiated its lease for a period of seventy-one months to expire November 30, 2000, and expanded its square footage under the previous lease by approximately 1,554 square feet. The Company further expanded its square footage under this lease by an aggregate of 3,692 square feet pursuant to amendments effective May 25, 1995 and January 16, 1996. The rent is currently $22,037 per month, and will increase 3% to 4% annually to a maximum of $25,285. The Hallmark Agencies' offices are located in 11 Texas cities, including Dallas, Fort Worth, Austin and Houston. These offices are located in office buildings, shopping centers, store fronts and similar commercial structures in low and middle income neighborhoods. They contain an average of 900 square feet. HUI currently shares space in one of the slightly larger Dallas metroplex offices. All are leased, some on a month-to-month basis and others for remaining terms ranging up to 36 months. The type of space the Hallmark Agencies occupy is generally available at moderate rentals. The Company does not consider the location of any particular agency office to be materially significant to its insurance marketing operations.

      HCS formerly occupied approximately 3,810 square feet of space in a second location in Houston, Texas through mid-January, 1995. These operations were moved and consolidated with the Dallas location. The Houston lease expired September 1995.

     ITEM 3.  LEGAL PROCEEDINGS.

      Except for routine litigation incidental to the business of the Company, neither the Company nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of 1995, the Company did not submit any matter to a vote of its security holders.

                                       PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994, when it changed its name. Under its prior name, ACOI, Inc., the Company traded from August 4, 1992, to January 5, 1994, under the symbol "CCS.EC." Prior to that time, the Common Stock traded in the over-the-counter market and was quoted in the NASDAQ System under the symbol "ACOI". The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 1994.

         Period          High Sale      Low Sale
         1994
     First Quarter       $    .44       $    .19
     Second Quarter           .81            .25
     Third Quarter            .56            .38
     Fourth Quarter           .50            .25

      1995
     First Quarter       $    .56       $    .25
     Second Quarter           .75            .56
     Third Quarter            1.44           .56
     Fourth Quarter           1.50           .81

     1996
     First Quarter       $    1.38      $    1.00
     (through March 22)

      On March 22, 1996 there were 192 record holders of the Company's Common Stock.

      The  Company has never paid dividends  on its Common Stock.   The Board of
     Directors intends to continue this policy in order to retain earnings for development of the Company's business.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of the Company's financial condition and the results of its operations should be read in conjunction with the financial statements and related notes included in this Report.

     FINANCIAL CONDITION AND LIQUIDITY

      The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes,ceding commissions, processing fees premium finance service charges and investment activities. Net cash flow provided from the Company's consolidated operations for the years ended December 31, 1995 and 1994 were $8,264,673 and $ 2,193,136, respectively.

      On a consolidated basis, the Company's liquidity improved during 1995, with bonds, equities, short-term investments and cash totalling $14,454,353 at December 31, 1995. This represents an increase of $7,829,780, or almost 118%, over the December 31, 1994 balance of $6,624,573. The Company's improved liquidity is primarily due to an approximate 62% increase in Hallmark's 1995 gross premiums written of $49,158,955 versus
     $30,278,277 written during 1994, an approximate 79% increase in ceding commission income to $11,049,694 during 1995 versus $6,171,062 in 1994, and more timely funding of annual policy premiums under HFC's premium finance program than under Hallmark's direct-bill program. Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days. Any unfunded premium balances are recorded as Premiums Receivable and the December 31, 1995 balance is $4,497,117 versus -0- at December 31, 1994. Under Hallmark's direct-bill program, which is being phased out, the Company generally received a 10% to 20% down payment and the remaining annual premium in ten monthly installments. As expected, net installment premiums receivable, which represent remaining premium payments due under the direct-bill program, decreased to a balance of $299,182 at December 31,1995 as compared to a December 31, 1994 balance of $8,284,633. During 1995 the Company received external funds, net of cancellations, of $15,844,050 to fund premiums generated by the Company.

      At December 31, 1995, the Company had $639,162 in notes payable, $428,463 of which is due in 1996. The Company expects to repay the amounts due on these notes with cash from operations. However, the amount to be paid in 1996 may be less than the $428,463 reflected in the 1995 notes payable balance. Included in this amount is a disputed principal obligation of $380,000 in connection with a financing transaction which occurred prior to HFS's acquisition of the Insurance Group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related receivable in the sum of $240,000. See Note 5 to Notes to Consolidated Financial Statements.

      A substantial portion of the Company's 1995 liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $14,454,353 at December 31, 1995, $2,131,582 (as compared to $665,503 in 1994) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are also restricted and subject to TDI approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and other affiliates. During the latter part of 1993, the Company initiated measures to strengthen Hallmark's surplus in order to insure its compliance with regulatory guidelines and to provide the surplus balances necessary to accommodate premium growth. Some of the measures taken were a temporary abatement or reduction of the management fee and a reduction of commissions payable by Hallmark to the Company and

     AHGA, respectively. These measures continued into subsequent years, with only $250,000 in management fees paid or accrued in 1994, and $600,000 of management fees paid or accrued in 1995. While the 1995 fees increased over 1994, they remained less than the amounts authorized by TDI. Management anticipates that Hallmark will continue to pay management fees periodically during 1996, and this should be a moderate source of unrestricted liquidity. However, management intends to continue to restrict payment of management fees, as necessary, to insure the surplus strength of Hallmark.

      Commissions from an annual policy program for independent agents initiated during the first quarter of 1994 have been an additional source of unrestricted liquidity during 1995. Under this program, AHGA offers independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $24 million in 1995 compared to $8 million in 1994. During 1995, AHGA received $4,361,742 in commissions related to this annual policy program from Hallmark, of which $1,510,231 will be paid to independent agents during 1996 as earned. In 1995 and 1994 these amounts were $1,487,660 and $626,486, respectively.

        Ceding commission income represents a significant source of funds to the Company. In 1995 and 1994, ceding commission income exceeded agent commission and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for 1995 increased $4,878,632 to $11,049,694 representing a 79% increase as compared to 1994. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also increased significantly to $3,518,227 at December 31, 1995, from $2,191,344 at December 31, 1994. This increase is principally due to an increase in the Company's premium volume which includes annual policies. In light of the growth in premium volume, deferred policy acquisition costs as of December 31, 1995, also increased in relation to the prior year. However, deferred policy acquisition costs of $2,999,541 were $518,686 less than deferred ceding commission income of $3,518,227 at December 31, 1995.

      Prepaid   reinsurance  premiums   and  reinsurance  recoverable  generally
     increased as expected in relation to increased premium writings. See Note 4 to Notes to Consolidated Financial Statements.

      At December 31, 1995, Hallmark reported statutory capital and surplus of $4,774,444, which reflects an increase of $941,460 over the $3,832,984 reported at December 31, 1994. At December 31, 1995, Hallmark showed a premium-to-surplus ratio of 2.58 to 1, as compared to 2.53 to 1 for the year ended December 31, 1994. Management believes that, despite a higher statutory loss ratio of 81.8% in 1995 compared to 74.6% in 1994, Hallmark is positioned to maintain and strengthen statutory surplus through continued earnings from insurance operations. Hallmark implemented rate increases for new business written in certain territories effective September 15, 1995 and January 1, 1996, respectively, which is intended to return loss ratios to desirable levels in 1996. However, increased 1995 loss ratios may have a negative impact on Hallmark's reinsurance treaties for 1996. Management continues to believe that development of enhanced statistical data during the last two years to further refine rate-setting procedures and to promptly identify high-loss ratio books of business produced by independent agents, as well as a continued emphasis on direct appointments of independent agents, should continue to positively affect earnings and liquidity during 1996.

      Effective January 1, 1995, the Company began financing premiums of affiliated agents through a premium finance program offered by its formerly dormant premium finance subsidiary, HFC, and independent agents began financing through HFC's premium finance program in May of 1995. The financing of the premium notes is provided by an unaffiliated premium finance company on a secured basis (see "Insurance Group Operations"). The transfer of financing from Hallmark's direct billing program to HFC's premium financing program has had a positive impact on liquidity during 1995 and management expects this trend to continue. See Note 8 to Consolidated Financial Statements.

        During 1996, management expects that Company liquidity will continue to be favorably impacted by a continued focus on strengthening the performance of the Company's core State & County business with particular emphasis on enhancement of HCS's procedures. The Company has increased its claims staff and hired additional, experienced claims adjusters and supervisory personnel which, in turn, should lower loss and LAE payments and favorably impact the Company's profitability. This focus has included and will continue to encompass an ongoing emphasis on systems and effective rate-setting procedures, a close monitoring of agent performance (followed by corrective action, as necessary), and expansion of the premium finance subsidiary operations to include, at a minimum, financing of E&S premiums produced by HUI. Management also anticipates that an integrated cash
     management  system  implemented   in  late-1995   will  positively   impact
     liquidity.

      The Company continues to pursue third party claims handling and administrative contracts. During 1995, HCS entered into a small claims-handling and consulting contract with an unaffiliated independent agent. However, fees from this contract were not material during 1995 and are not expected to have a significant impact on 1996. Effective December 31, 1994, the contract between the Company, Vesta and an unaffiliated agency governing claims adjusting and certain administrative services was canceled. However, the Company continues to earn fees for handling claims-related litigation. Although the Company is actively pursuing additional third party claims handling business, it does not have any other definitive agreements at this time.

      The Company expects to begin producing E&S insurance by HUI through the Company's marketing arm, AHGA beginning April 1996. This business will be produced by the Hallmark Agencies and a select group of independent agents, and some portion of the premiums will be financed by HFC. No entity within the Company will bear any underwriting risk. The E&S policies will be written on behalf of A-rated (A.M. Best rating) unaffiliated insurance companies. Management anticipates that the growth of this business will be gradual, and does not expect a significant liquidity contribution in 1996. HFC will offer premium financing for E&S business produced by HUI. Management is currently in discussions with a bank regarding a secured line of credit to fund HFC's E&S premium notes. The Company intends to provide the funding until such time that bank financing is in place, and anticipates that internal funding could be used to sustain the E&S program during its first year.

      Management  intends to  continue to  investigate opportunities  for future
     growth and expansion.   However, the Company currently has  no growth plans
     which would require significant external funding during 1996.

     RESULTS OF OPERATIONS

      Gross premiums written (prior to reinsurance) of $49,158,955 for the year ended December 31, 1995 were $18,880,728 higher than gross premiums written of $30,278,227 in 1994, representing an increase of approximately 62% The increase in gross premiums written was principally due to an increase in both monthly and annual policies produced by independent agents during 1995. This increase was offset by the absence in 1995 of assumed premiums produced by an unaffiliated agency pursuant to a reinsurance agreement effective April 1, 1993 and canceled December 31, 1995, and to a decrease in 1995 TAIPA premium allocations by TDI. Net premiums (after reinsurance) increased disproportionately in relation to gross premiums written (after reinsurance). This 20% increase in net premiums was primarily the result of the Company retaining 100% of the assumed premiums related to the now-canceled reinsurance contract and the TAIPA premiums during 1994, while ceding 75% of the State & County business in both years.

      Premiums earned (prior to reinsurance) of $43,410,319 increased approximately 54% during 1995 in relation to premiums earned (prior to reinsurance) of $28,171,375 in 1994, and premiums earned (after reinsurance) increased approximately 19%. The increases in premiums earned prior to and after reinsurance generally followed the increases in premiums written prior to reinsurance as compared to the increase of 62% in gross premiums written prior and after reinsurance since the policy mix was constant in both years. The 1995 policy mix is approximately 61% annual and 39% monthly as compared to 60% and 40%, respectively, in the prior year. The disproportionate increase of approximately 19% in net premiums earned of $ 11,000,691 in 1995 versus $9,251,314 for 1994 were also in line with the disproportionate increase in gross and net written premiums as discussed above.

      Gross incurred loss ratios (computed on both premiums earned prior to and after premiums ceded), on a GAAP basis, for the year ended December 31, 1995, were approximately 77% as compared to 69% prior to reinsurance and 71% after reinsurance for 1994. The 8 percentage-point increase in the 1995 gross loss ratio was primarily attributable to (1) less favorable loss experience on the Company's core State & County business due to sizeable 1995 hail losses particularly during the second quarter, (2) higher than normal non-catastrophic losses primarily during the first half of the year,
     (3) adverse runoff  of the now-canceled 10% assumed treaty  with Vesta, and
     (4) lower salvage and subrogation recoveries. The smaller increase of 6% in the net incurred loss ratios (computed on net premiums earned after reinsurance) was primarily because the 1994 gross incurred loss ratio was more significantly affected than the net ratio by high losses associated with TAIPA and the assumed business under the April 1, 1993 reinsurance agreement which was 100% retained by the Company. As previously discussed, TAIPA premiums were considerably lower in 1995 and should be even further reduced in future years assuming state regulations governing premium assignments remain the same, and the April 1, 1993 reinsurance agreement was canceled effective December 31, 1994.

      Investment income of $585,055 for the twelve months ended December 31, 1995 was $348,139 higher than the $236,916 reported in 1994. This 147% increase is primarily due to an increase in the Company's funds available for investment, an increase in the percentage of funds invested, and higher market rates during 1995 than in 1994.

      Processing fees of $1,414,283, reported for the first time, represent fees earned by HFC pursuant to the commencement of its premium finance program January 1, 1995. Service fees of $79,779 decreased by approximately 95% due to the December 31, 1994 cancellation of the claims adjustment and cash control services contract pursuant to the April 1, 1993 reinsurance agreement with Vesta.

      Other acquisition, underwriting and operating expenses of $3,217,452 decreased approximately 23% as compared to the prior year. As discussed in the Financial Condition and Liquidity section, ceding commission income of $11,049,694 for the year increased approximately 79% over ceding commission income of $6,171,062 for 1994. The increase in ceding commission income during 1995 was partially offset by increases in volume-sensitive expenses such as agent commissions, allowances for doubtful accounts, postage and salaries.

      Amortization of acquisition costs of $441,101 increased approximately 117% during 1995 in relation to 1994 due primarily to the increase in 1995 premium volume.

      NEW ACCOUNTING PRONOUNCEMENTS

      During 1995, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting For the Impairment of Long Lived Assets (SFAS
     121). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company has considered the effects of this pronouncement in relation to the Company's carrying value of its intangible assets. This statement has had no impact on the Company's consolidated financial statements.

      In October 1995, The Financial Accounting Standard Board (FASB) issued statement of Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123). Pursuant to SFAS 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees  based on fair value methodology  outlined in SFAS
     123. SFAS 123 further specifies that companies electing to continue expense recognition under APB 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS 123 has been applied. The Company has elected to continue expense recognition pursuant to APB 25. SFAS 123 is effective for fiscal years beginning after December 15, 1995.

     ITEM 7.  FINANCIAL STATEMENTS.

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report.

     Report of Independent Accountants

     Consolidated Balance Sheets at December 31, 1995 and 1994

     Consolidated Statements of Operations for the Years Ended
     December 31, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                       PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information required by Part III, Item 9 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

     ITEM 10.  EXECUTIVE COMPENSATION.

      The information required by Part III, Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Part III, Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Part III, Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.   The exhibits listed  in the Exhibit Index  appearing at
     page 20 of this Report are filed with or incorporated by reference in this Report.

        (b) Reports on Form 8-K. The Company did not file any Form 8-K Current Report during or with respect to the fiscal year ended December 31, 1995.

                                        SIGNATURES

      In  accordance  with  Section  13  or  15(d)  of  the  Exchange  Act,  the
     registrant  caused  this  report  to  be  signed  on   its  behalf  by  the
     undersigned, thereunto duly authorized.

                              HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)


     Date:  March 28, 1996    /s/ Ramon D. Phillips
                              Ramon D. Phillips, President (Chief Executive
                              Officer)

     Date:  March 28, 1996    /s/ Johnny J. DePuma
                              Johnny J. DePuma, Vice President
                              (Chief Financial Officer/Principal Accounting
                              Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date:  March 28, 1996         /s/ Ramon D. Phillips
                                   Ramon D. Phillips, Director

     Date:  March 28, 1996         /s/ Raymond A. Kilgore
                                   Raymond A. Kilgore, Director

     Date:  March 28, 1996         /s/ Jack R. Daugherty
                                   Jack R. Daugherty, Director

     Date:  March 28, 1996         /s/ Kenneth H. Jones, Jr.
                                   Kenneth H. Jones, Jr., Director

     Date:  March 28, 1996         /s/ Samuel W. Rizzo
                                   Samuel W. Rizzo, Director

     Date:  March 28, 1996         /s/ A. R. Dike
                                   A. R. Dike, Director

     Date:  March 28, 1996         /s/ James H. Graves
                                   James H. Graves, Director

     Date:  March 28, 1996         /s/ C. Jeffrey Rogers
                                   C. Jeffrey Rogers, Director

     Date:  March 28, 1996         /s/ George R. Manser
                                   George R. Manser, Director

                                    EXHIBIT INDEX

      The following exhibits are either filed with this report or incorporated by reference.

     EXHIBIT NUMBER        DESCRIPTION                                  NOTES
      3(a)          Articles of Incorporation  of the registrant,    (see below)
                    as  amended  (incorporated  by  reference  to
                    Exhibit  3(a)  to   the  registrant's  Annual
                    Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      4 Specimen certificate for Common Stock, 3 par value, of the registrant (incorporated by reference to Exhibit 4 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991)

      10(a) Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(b) 100% Quota Share Reinsurance Agreement, as Restated, between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective March 1, 1992 (incorporated by reference to Exhibit 10(a) to Amendment No. 1 on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992)

      10(c) General Agency Agreement, effective March 1, 1992, between State & County Mutual Fire Insurance Company and Brokers General, Inc. (incorporated by reference to Exhibit 10(b) to Amendment No. 1 on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992)

      10(d) Quota Share Retrocession Agreement, effective March 1, 1992, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(c) to Amendment No. 1 on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992)

      10(e) 1991 Key Employee Stock Option Plan of the registrant (incorporated by reference to Exhibit C to the definitive Proxy Statement relating to the registrant's Annual Meeting of Shareholders held May 20, 1991)

      10(f) 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(g) 1994 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(h) Reverse Split-Dollar Agreement, dated April 12, 1991, between the registrant and Ramon D. Phillips (incorporated by reference to
                    Exhibit 10(i) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991)

      10(i) Form of Common Stock Purchase Warrant representing warrants issued to officers and directors of the registrant on October 2, 1992 (incorporated by reference to Exhibit 10(l) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992)

      10(j) Form of Amendment to Common Stock Purchase Warrant dated March 29, 1994, representing warrants issued to officers and directors of the registrant on October 2, 1992 (incorporated by reference to Exhibit 10(l) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(k) Addendum No. 2 to the Quota Share Retrocession Agreement, effective March 1, 1993, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      10(l) Addendum No. 3 to the Quota Share Retrocession Agreement, effective August 1, 1993, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      10(m) Administrative Services and Consulting Agreement, dated December 23, 1993, between American Southwest Insurance Managers, Inc., Liberty National Fire Insurance Company, Hallmark Financial Services, Inc., Brokers General, Inc. and Citizens Adjustment and Reporting Service, Inc. (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      10(n) Form of Executive Compensation Agreement representing respective agreements dated August 23, 1994, between registrant and Ramon
                    D. Phillips, Raymond A. Kilgore, Linda H. Sleeper, and Johnny J. DePuma (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

      10(o) Addendum No. 1 to the 100% Quota Share Reinsurance Agreement, as restated between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective November 22, 1994 (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(p) Processing Agreement, effective January 1, 1995, between Peregrine Premium Finance L.C. and Hallmark Finance Corporation (incorporated by reference to Exhibit 10(r) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(q) Amendment to Processing Agreement, effective January 1, 1995, between Peregrine Premium Finance L.C. and Hallmark Finance Corporation (incorporated by reference to Exhibit 10(s) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                    1994)

      10(r) Guaranty of Processing Agreement, dated December 30, 1994, between Hallmark Financial Services, Inc., Peregrine Premium Finance L.C. and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10(t) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

      10(s) Consent and Agreement, dated December 30, 1994, between Hallmark Finance Corporation and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10(u) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

      10.T1-4       Second, Third, Fourth and Fifth Amendments to       *
                    Office Lease for 14651 Dallas Parkway,  Suite
                    900, dated January  1, 1995, between American
                    Hallmark Insurance Company of Texas and Fults
                    Management   Company,   as  agent   for   The
                    Prudential Insurance Company of America.

      10.U          Form of Shareholders  Agreement dated January       *
                    1,  1996, between  American Hallmark  General
                    Agency,  Inc., Robert  D. Campbell,  Margaret
                    Jones and American Hallmark Agencies, Inc.

      10.V          Form of Facilities & Services Agreement dated       *
                    January  1, 1996,  between American  Hallmark
                    General  Agency,  Inc., Robert  D.  Campbell,
                    Margaret   Jones   and    American   Hallmark
                    Agencies, Inc.

      10.W          Form  of   Indemnification  Agreement   dated       *
                    January  1, 1996,  between American  Hallmark
                    General  Agency,  Inc.,   Hallmark  Financial
                    Services, Inc., Robert  D. Campbell, Margaret
                    Jones and American Hallmark Agencies, Inc.

      10.X          Form of Shareholders  Agreement dated January       *
                    3,  1996, between  American Hallmark  General
                    Agency,  Inc.,  Robert D.  Campbell,  Richard
                    Mason, Sr. and Hallmark Underwriters, Inc.

      10.Y         Form  of  Facilities and  Services  Agreement        *
                    dated  January   3  1996,   between  American
                    Hallmark  General  Agency,  Inc.,  Robert  D.
                    Campbell,  Richard  Mason, Sr.  and  Hallmark
                    Underwriter, Inc.

      10.Z          Form  of   Indemnification  Agreement   dated       *
                    January  3, 1996,  between American  Hallmark
                    General  Agency,  Inc.,   Hallmark  Financial
                    Services, Inc.,  Robert D.  Campbell, Richard
                    Mason, Sr. and Hallmark Underwriters, Inc.

      10.AA         Form  of   Second  Amendment   to  Processing       *
                    Agreement,  effective   November  30,   1995,
                    between  Peregrine Premium  Finance L.C.  and
                    Hallmark Finance Corporation.

       22 List of subsidiaries of the registrant (incorporated by reference to Exhibit 22 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991)

       28           Schedule P (Filed under Form SE, March 28, 1996)    P

EXHIBIT NOTES:
* = FILED HERE WITH
P = PAPER COPY FILED

                          REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors Hallmark Financial Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and Subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and Subsidiaries at December 31, 1995, and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


     COOPERS & LYBRAND L.L.P.

     Dallas, Texas
     March 22, 1996

                   HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1995 and 1994

                             ASSETS                     1995          1994
     Investments:
       Debt securities, held-to-maturity       $   6,409,544 $   4,329,103
       Equity securities, available-for-sale         171,727       174,709
       Short-term investments, at cost which
         approximates market value                 3,615,327       320,000
               Total investments                  10,196,598     4,823,812
     Cash and cash equivalents                     4,257,755     1,800,761
     Prepaid reinsurance premiums                 11,726,968     7,304,284
     Premiums Receivable                           4,898,628          -
     Installment premiums receivable
        (net of allowance for doubtful accounts
        of $20,275 in 1995 and $52,275 in 1994)      299,182     8,284,633
     Reinsurance recoverable                      19,335,746    10,382,311
     Deferred policy acquisition costs             2,999,541     2,113,759
     Excess of cost over net assets acquired,
        net of accumulated amortization
        of $856,231 in 1995 and $700,278 in 1994   5,373,983     5,529,936
     Other intangible assets, net of accumulated
        amortization of $495,467 in 1995
        and $465,467 in 1994                          10,000        40,000
     Deferred Federal income taxes                   567,969          -
     Accrued investment income                        55,765        41,609
     Other assets                                    788,216       363,811
                                                $ 60,510,351  $ 40,684,916

              LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Notes payable                           $     639,162 $     882,862
       Unpaid losses and loss adjustment expenses 22,323,090    12,668,306
       Unearned premiums                          15,659,897    10,229,911
       Reinsurance balances payable                3,489,357     2,719,039
       Deferred ceding commissions                 3,518,227     2,191,344
       Drafts outstanding                            684,430       777,585
       Accounts payable and other accrued expenses 3,824,591     2,099,029

             Total liabilities                    50,138,754    31,568,076

     Commitments and contingencies (Notes 4, 5, 6 and 8)

     Stockholders' equity:
       Common stock, $.03 par value, authorized
         100,000,000 shares; issued 10,962,277
         shares in 1995 and 1994                     328,868       328,868
       Capital in excess of par value             10,349,665    10,349,665
       Retained earnings (deficit)                   293,064     (961,693)
        Treasury stock, 300,000 shares, at cost     (600,000)     (600,000)
             Total stockholders' equity           10,371,597     9,116,840
                                                $ 60,510,351  $ 40,684,916

                     The accompanying notes are an integral part
                       of the consolidated financial statements.

                  HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the years ended December 31, 1995 and 1994
                                      __________

                                                        1995          1994
     Gross premiums written                     $ 49,158,955  $ 30,278,227
     Ceded premiums written                     (36,832,312)  (20,570,207)
             Net premiums written               $ 12,326,643  $  9,708,020

     Revenues:
       Premiums earned                          $ 43,410,319  $ 28,171,375
       Premiums ceded                           (32,409,627)  (18,920,061)
             Net premiums earned                  11,000,692     9,251,314

       Investment income, net of expenses            585,055       236,916
       Finance service charges                       628,747       705,027
       Processing fees                             1,414,283          -
       Service fees                                   79,779     1,656,505
       Other income                                   87,347        67,683

             Total revenues                       13,795,903    11,917,445

     Benefits, losses and expenses:
       Losses and loss adjustment expenses        33,350,740    19,299,563
       Reinsurance recoveries                   (24,885,262)  (12,706,536)
         Net losses and
         loss adjustment expenses                  8,465,478     6,593,027

       Acquisition costs, net                        441,101       202,911
       Other underwriting and operating expenses   3,217,452     4,193,479
       Interest expense                               40,361        63,320
       Amortization of intangible assets             185,953       187,014
         Total benefits, losses and expenses      12,350,345    11,239,751
     Income from operations before
       federal income taxes                        1,445,558       677,694
     Provision for federal income taxes              190,801        87,941
             Net income                        $   1,254,757 $     589,753

     Net income per share of common stock -
     primary and fully diluted                         $ .11        $  .06

     Weighted average shares outstanding          11,510,611    10,662,277

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                   HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1995 and 1994
                                      __________

                Common Stock        Capital
                Number              in          Retained                 Total
                of        Par       Excess of   Earnings  Treasury Stockholders'
               Shares    Value     Par Value   (Deficit)    Stock       Equity
 Balance at
 December 31,
 1993      10,917,277  $327,518   $10,351,015 ($1,551,446) ($600,000) $8,527,087

 1994 transactions:
 Issuance of
 common stock  45,000     1,350       (1,350)          -         -

 Net income       -         -            -        589,753        -       589,753

 Balance at
 December 31,
 1994      10,962,277  $328,868   $10,349,665   ($961,693) ($600,000) $9,116,840

 1995 transactions:
 Issuance of
 common stock                            -             -          -

 Net income      -         -             -       1,254,757        -    1,254,757

 Balance at
 December 31,
 1995      10,962,277  $328,868   $10,349,665    $293,064 ($600,000) $10,371,597

                        The accompanying notes are an integral
                    part of the consolidated financial statements.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 1995 and 1994
                                      __________

                                                              1995          1994
 Cash flows from operating activities:
   Net income                                         $  1,254,757    $  589,753
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization expense                 305,491       305,086
     Change in deferred Federal income taxes             (567,969)            -
     Change in prepaid reinsurance premiums            (4,422,684)   (1,650,145)
     Change in premiums receivable                     (4,898,628)            -
     Change in installment premiums receivable           7,985,451   (1,552,435)
     Change in deferred policy acquisition costs         (885,782)     (579,443)
     Change in deferred ceding commissins                1,326,883       782,354
     Change in unpaid losses and
      loss adjustment expenses                           9,654,784     2,442,578
     Change in unearned premiums                         5,429,986     2,106,852
     Change in reinsurance recoverable                 (8,953,435)   (2,810,636)
     Change in reinsurance balances payable                770,318     1,165,988
     Change in all other liabilities                     1,654,639     1,134,312
     Change in all other assets                          (389,138)       258,872

         Net cash provided by operating activities       8,264,673     2,193,136
 Cash flows from investing activities:
   Purchases of property and equipment                   (184,540)      (59,787)
   Purchases of debt securities                        (3,018,214)   (4,916,260)
   Maturities, redemptions and capital
    distributions of investment securities                 934,102     3,810,836
   Purchase of short-term investments                  (3,515,327)     (200,000)
   Maturities of short-term investments                    220,000       100,500

         Net cash used in investing activities         (5,563,979)   (1,264,711)
 Cash flows from financing activities:
     Repayment of notes payable                          (243,700)     (239,556)

         Cash used in financing activities               (243,700)     (239,556)
 Increase in cash and cash equivalents                   2,456,994       688,869
 Cash and cash equivalents at beginning of year          1,800,761     1,111,892
 Cash and cash equivalents at end of year             $  4,257,755   $ 1,800,761

 Supplemental cash flow information:
   Cash paid during the year for interest             $     40,360    $   63,319
 Income taxes paid                                    $    825,000    $    -

                      The accompanying notes are an integral part
                       of the consolidated financial statements.

                  HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  ACCOUNTING POLICIES:

          GENERAL

          Hallmark Financial Services, Inc. (the "Company"), is engaged in (1) the marketing, underwriting and premium financing of non-standard automobile insurance, and (2) providing fee-based claims adjusting and administrative services to third parties. The Company conducts these activities through its wholly-owned subsidiaries: American Hallmark Insurance Company of Texas ("Hallmark"), American Hallmark General Agency, Inc. (AHGA), Hallmark Claims Service, Inc. ("HCS"), formerly Citizens Adjustment and Reporting Services, Inc., and Hallmark Finance Corporation ("HFC"). Hallmark is a licensed insurer in Texas and is regulated by the Texas Department of Insurance. AHGA is a managing general agency currently selling policies written by an unaffiliated insurer which are reinsured by Hallmark; HFC offers premium financing through an unaffiliated premium finance company for annual policies sold by AHGA, and HCS provides claims adjusting services for Hallmark and third parties.

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

          BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which, as to Hallmark, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

          INVESTMENTS

          Debt securities are reported at amortized cost. The Company has the positive intent and ability to hold all investments in debt securities to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

          Short-term investments are carried at cost which approximates market. Short-term investments include certificates of deposit maturing within one year, U.S. Government securities maturing within one year, money market funds, and other interest-bearing deposits.

          Realized investment gains and losses are recognized in operations on the specific identification method.

          RECOGNITION OF PREMIUM REVENUES

          Insurance premiums are earned pro rata over the terms of the policies.

          FINANCE SERVICE CHARGES

          For the year ended December 31, 1994, the majority of Hallmark's insurance business was financed on a "direct-bill" basis. Finance charges are assessed on "direct-bill" policies in the form of monthly service fees and are recognized when collected.

          PROCESSING FEES

          For the year ended December 31, 1995, the majority of Hallmark's annual insurance premiums were financed through the Company's premium finance program offered by its wholly owned subsidiary, HFC. Under a servicing and financing arrangement with an unaffiliated company, HFC, receives a processing fee which is paid and recognized on an earned basis.

          CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          PROPERTY AND EQUIPMENT

          Property and equipment, aggregating $757,302 and $572,761, at December 31, 1995 and 1994, respectively, included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (five to ten years).
          Depreciation expense for 1995 and 1994 was $112,886 and $108,692, respectively. Accumulated depreciation was $500,480 and $387,594 at December 31, 1995 and 1994, respectively.

          DEFERRED POLICY ACQUISITION COSTS

          Policy acquisition costs, mainly commissions, underwriting and marketing expenses that vary with, and are primarily related to, the production of new and renewal business, are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured.
          The change in deferred ceding commission income is netted against the change in deferred acquisition costs.

          LOSSES AND LOSS ADJUSTMENT EXPENSES

          Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1995 and 1994. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

          These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses at December 31, 1995 and 1994, are reported net of recoverables for salvage and subrogation of approximately $377,000 and $339,000, respectively.

          REINSURANCE

          Hallmark is routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 4 for further discussion.)

          INCOME TAXES

          The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

          INTANGIBLE ASSETS

          When Hallmark, AHGA, HFC, and HCS were purchased by the Company, the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name and a managing general agent's license that were fully amortized at December 31, 1994 and 1995 and three non-compete agreements that are being amortized over the terms of the respective agreements.

          The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

          NET INCOME PER SHARE

          The computation of net income per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

          USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Cash and Short-term Investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

          Investment Securities: Fair values are estimated using values obtained from an independent pricing service.

          Installment Premiums Receivable: The carrying amounts reported in the balance sheet for these instruments approximate their fair values as the terms of the receivables are less than one year.

          Notes Payable: Based on immateriality, it was not practicable to estimate the fair value.

          NEW ACCOUNTING PRONOUNCEMENTS

          In October 1995, The Financial Accounting Standard Board (FASB) issued statement of Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123). Pursuant to SFAS 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS 123. SFAS 123 further specifies that companies electing to continue expense recognition under APB 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS 123 has been applied. The Company has elected to continue expense recognition pursuant to APB 25. SFAS 123 is effective for fiscal years beginning after December 15, 1995.

          RECLASSIFICATION

          Certain previously reported 1994 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders' equity.

     2.   INVESTMENTS:

          Major categories of net investment income are summarized as follows:

                                              Years ended December 31,
                                                     1995       1994
     Debt securities                             $330,280   $169,988
     Equity securities                             11,689     12,072
     Short-term investments                       121,328     13,320
     Cash equivalents                             119,512     38,481
     Other                                          3,107      3,649
                                                  585,916    237,510

     Investment expenses                            (861)      (594)

     Net investment income                       $585,055   $236,916

         No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 1995 and 1994, respectively.

         The amortized cost and estimated market value of investments in debt securities by category are as follows:

                                             Gross      Gross
                               Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains     Losses       Value
     At December 31, 1995

     U.S. Treasury securities
      and obligations of U.S.
      government corporations
      and agencies              $5,981,341  $91,797  ($56,720)  $6,016,418

     Obligations of state and
      local governments            428,203   15,458      -         443,661
     Total bonds                 6,409,544  107,255  ( 56,720)   6,460,079

     At December 31, 1994

     U.S. Treasury securities and
      obligations of U.S.
      government corporations
      and agencies               4,036,158     -     (182,553)   3,853,605

     Obligations of state and
      local governments            292,945    9,799      -         302,744
     Total bonds                $4,329,103$   9,799 ($182,553)  $4,156,349

     The amortized cost and estimated market value of bonds at December 31, 1995, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                                   Amortized        Market
         Maturity                                       Cost         Value
         1996                                    $ 1,502,042   $ 1,524,690
         1997 - 2000                               1,438,197     1,436,636
         2001 - 2005                                 500,487       522,110
         After 2005                                  454,959       483,371
         Mortgage backed securities                2,513,859     2,493,272
                                                 $ 6,409,544   $ 6,460,079

         At December 31, 1995 and 1994, investments in debt securities, with an approximate carrying value of $98,000, were on deposit with the Texas Department of Insurance as required by statutory regulations.

         Proceeds from investment securities of $934,102 and $3,810,836 during 1995 and 1994, respectively, were primarily from maturities and bond calls.

     3.  LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the liability for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                                        1995          1994
         Balance at January 1                       $ 12,668      $ 10,226
           Less reinsurance recoverables               8,371         5,905

         Net Balance at January 1                      4,297         4,321

         Incurred related to:
           Current year                                8,458         6,803
           Prior years                                   502          (33)

         Total incurred                                8,960         6,770

         Paid related to:
           Current year                                4,020         3,765
           Prior years                                 3,313         3,029

         Total paid                                    7,333         6,794

         Net Balance at December 31                    5,924         4,297
           Plus reinsurance recoverables              16,399         8,371

         Balance at December 31                     $ 22,323      $ 12,668

         Incurred losses of $8,960,000 and $6,770,000 for 1995 and 1994, respectively, include an increase of $502,000 for 1995 and a $33,000 decrease for 1994 due to respective changes made in reserve estimates for losses and LAE incurred in prior years.

     4.  REINSURANCE:

         Hallmark is involved in the cession of reinsurance to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

         Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State and County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and written on State & County policies. The earned premiums assumed under this agreement in 1995 and 1994 were $43,212,837 and $25,226,748, respectively. Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 1995 and 1994, Hallmark held for the benefit of State & County, cash and cash equivalents of $1,439,760 and $877,288, respectively, and investment securities at amortized cost of $7,243,756 and $1,466,415, respectively.

         The arrangement is supplemented by a separate retrocession agreement between Hallmark and Vesta Fire Insurance Corporation ("Vesta"). Hallmark and Vesta share the risk on the State & County policies that Hallmark reinsures.

         Effective May 1, 1994 and 1995, respectively, Hallmark entered into respective Excess of Loss Reinsurance Agreements with Vesta whereby Vesta reinsured Hallmark for physical damage catastrophic losses in excess of 95% of $200,000 not to exceed $800,000 per loss occurrence and not to exceed 95% of $1,600,000 over the term of the respective agreements. There were two 1995 catastrophic occurrences as defined and covered under each of the respective agreements due to severe hailstorms in March and May. Accordingly, total gross and net recoveries under the respective agreements were $517,000 and $129,000, respectively. There were no catastrophic losses in 1994 that exceeded Hallmark's retention level of $200,000.

     5.  NOTES PAYABLE:

         A summary of the Company's notes payable is as follows:

                                                              December 31,
                                                        1995          1994
       Notes payable to former parent of Hallmark   $    -       $ 200,001
       Note payable to individual                    258,975       302,674
       Note payable to unaffiliated finance company  380,187       380,187
          Total                                    $ 639,162     $ 882,862

     Scheduled annual principal repayments on all the foregoing borrowings are as follows:

               Year
               1996                               $   428,463
               1997                                    53,330
               1998                                    58,915
               1999                                    65,084
               2000                                    33,370
               Total                              $   639,162

         The notes payable to Hallmark's former parent were unsecured and were due in 60 equal monthly installments of approximately $16,000 through December 31, 1995, with interest at 10%.

         The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

         The entire note payable to unaffiliated finance company with interest at prime plus one percent was due March 1, 1993. The Company has not made payments on the note since November 1992, and is in technical default. The note provides for an interest rate after maturity of the maximum statutory interest rate. The Company believes it has the right to offset $240,000 which is on deposit with a subsidiary of the finance company. The total principal and interest in arrears aggregates $672,000 at December 31, 1995. Both the lender and its subsidiary are currently in bankruptcy proceedings. Upon final settlement, management believes the cost, if any, to the Company will not exceed amounts accrued in these financial statements.

     6.  STOCKHOLDERS' EQUITY:

         On November 20, 1992, the Company sold 300,000 shares of its common stock in a private placement for cash proceeds of $150,000. The investors also received stock purchase warrants entitling them to acquire 300,000 shares of the Company's common stock at $.50 per share. The Company was obligated to file a registration statement to register the shares sold with the Securities and Exchange Commission on or before November 20, 1993. If the filing was not completed and the investors did not exercise the warrants, the Company was obligated to issue an additional 45,000 shares of the Company's stock for no additional consideration.

         The Company did not file a registration statement to register the shares with the Securities and Exchange Commission, and on January 12, 1994, the additional 45,000 shares of the Company's stock were issued in accordance with the above agreement.

         The Company has two (2) incentive stock option plans for key executives and a non-qualified plan for non-employee directors. Under each of the key executive plans, 500,000 shares of common stock were reserved for future issuance and, under the non-employee director plan, 700,000 shares were reserved for future issuance. The option prices under the plans are not to be less than the closing price of the common stock on the date preceding the grant date.

         At December 31, 1995 there were outstanding and exercisable options for the purchase of 885,000 shares under the key employee plans at $0.375 per share. Under the non-employee director plan there were 400,000 outstanding and exercisable options at a price of $.375 per share and 225,000 outstanding and exercisable at $.6875 per share.

         As part of the purchase of Thomas, Burns & McCurdy Insurance Agency, the Company issued five-year options, effective May 8, 1991, to the two former shareholders of the purchased agencies.

         The offer included an option for each to purchase 50,000 shares of the Company's common stock at an exercise price of $2 per share.

         Stock options granted are summarized as follows:

                                     Number of       OPTION PRICES
                                      Shares     Per Share    Aggregate
     Outstanding and exercisable,
         December 31, 1993            935,000  $.375 - $2.00 1,200,000

       Granted during 1994          1,200,000       $.375      450,000
       Expired during 1994            115,000  $.375 - $2.00   184,375
       Surrendered during 1994        485,000       $1.50      727,500
       Outstanding and exercisable,
         December 31, 1994          1,535,000                  738,125

       Granted during 1995            230,000  $.25 - $.6875   155,938
       Expired during 1995            150,000       $.375       56,250
       Outstanding & exercisable,
         December 31, 1995          1,615,000                  837,813

         In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value has been assigned to these warrants. The Guaranty Warrants were fully exercisable between October 2, 1992 and October 1, 1994, at which time they would have expired to the extent not exercised. In March 1994, the Board of Directors extended the exercisability of the Guaranty Warrants through October 1, 1996. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).

         Hallmark's 1995 and 1994 net income and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $836,605 and $4,774,444, and $918,846 and $3,832,984, respectively.

         The minimum statutory capital and surplus required for Hallmark by the Texas Department of Insurance is $2,000,000.

         Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net investment income of the preceding calendar year. No dividends were declared or paid by Hallmark in 1994 or 1995.

     7.  INCOME TAXES:

         The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1995, and 1994, is as follows:

                                                  1995      1994
       Deferred tax liabilities:
          Deferred policy acquisition costs,
          deductible for tax                 ($1,019,844) ($718,678)
          Other                                   (2,373)    (6,123)
          Total deferred tax liabilities      (1,022,217)  (724,801)

       Deferred tax assets:
         Unearned premiums                        267,439    198,943
         Loss reserve discounting                 140,211    122,142
         Deferred ceding commissions,
           non-deductible for tax               1,196,197    745,057
         Accrued Expenses                          30,444       -
         Net operating loss carryforward           33,171     78,073
         AMT credit                                           23,062
         Other                                     20,287     18,998
           Total deferred tax assets            1,687,749  1,186,275

       Net deferred tax asset                     665,532    461,474
         Valuation allowance                       97,562    461,474
       Net deferred tax asset                  $  567,970 $        0

         A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

         A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 1995, and 1994, is as follows:

                                                     1995       1994
       Computed expected income tax
         expense at statutory regulatory
         tax rate                               $ 491,490  $ 230,416
       Amortization of excess cost                 53,024     53,382
       Tax-exempt interest                        (9,251)    (5,358)
       Key-man life insurance                       5,909      9,848
       Change in valuation allowance            (364,084)  (270,183)
       Other                                       13,713     69,833
       Income tax expense                       $ 190,801  $  87,941

         The change in the valuation allowance primarily results from the utilization, based upon its recent operating history, of net operating loss carryforwards for which a full valuation allowance had previously been recorded.

         The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at December 31, 1995, operating losses will expire, if unused, as follows:

               Year
               2002                                  $  1,325
               2003                                    96,237
                                                     $ 97,562

     8.  COMMITMENTS AND CONTINGENCIES:

         The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2000. Certain of these leases contain renewal options. Rental expense amounted to $566,296 and $532,378 for the years ended December 31, 1995 and 1994, respectively.

         Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are as follows:

               Year
               1996                              $    539,165
               1997                                   485,604
               1998                                   402,380
               1999                                   372,523
               2000                                   314,369
        Total minimum lease payments            $   2,114,041

         Effective January 1, 1995, HFC entered into a financing and servicing arrangement with an unaffiliated premium finance company, Peregrine Premium Finance L.C. ("Peregrine"). Under the agreement, Peregrine has agreed to provide a credit facility of $13,500,000 as of December 31, 1995, to fund premium finance notes (the "Notes") generated by financing State & County policies produced by AHGA. HFC, in turn, processes and services the Notes on behalf of Peregrine for a processing fee approximating Peregrine's operating profit from the Notes, net of imputed borrowing costs on the credit facility and after deducting certain expenses, including default cost. As of

         December 31, 1995, Peregrine had issued notes totalling
         $11,831,771 under the credit facility. The imputed interest costs on the funds borrowed by HFC range from prime plus one percent (1%) on approximately eighty percent (80%) of the funded amount to twenty-five percent (25%) on approximately twenty percent (20%) of the funded amount. Although Peregrine's commitment to HFC is not contingent upon Peregrine having a bank credit facility to fund some portion of the Notes, the agreement provides for the possible existence of such a facility and further provides that HFC will reimburse Peregrine for any fees charged by the bank. Under the agreement, a bank has committed to provide approximately 80% of the funding of the Notes up to $8,570,373 at December 31, 1995. Under this facility, HFC reimbursed Peregrine $32,254 in bank commitment fees representing one-half of one percent on the unused portion of the bank commitment credit facility. HFS guarantees HFC's performance and obligations under this agreement. Neither the notes issued by Peregrine nor the credit facility amounts outstanding is recorded in the accompanying financial statements.

         At December 31, 1995, a standby letter of credit of $400,000 has been issued by a financial institution under an agreement, expiring December 29, 1996, which is being maintained as collateral for performance and advances received on a reinsurance contract. At December 31, 1995, no amounts were outstanding under the letter of credit. The letter of credit requires an annual commitment fee of $4,500 and is collateralized by a U.S. Government Security with a total par value of $500,000 held in Hallmark's name.

         Effective August 1, 1994, the Company adopted a 401(K) savings plan. Employees who have completed three months of service are eligible to participate. Under this plan employees may contribute a portion of their compensation, and the Company may contribute a discretionary amount each year. No Company contributions were made for 1994. The Company's contribution for 1995 was $56,856.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         A lawsuit filed in March 1995, by former directors, officers or agents of Hallmark relates to a claim forindemnification.
         Damages claimed include alleged actual damages in excess of $400,000 plus unspecified punitive damages and attorneys' fees.
         The Company has denied all allegations and asserted various affirmative defenses and counterclaims. The Company has been granted a partial summary judgment with respect to certain of the claims and intends to vigorously defend against the remaining allegations. However, the Company is presently unable to determine the likelihood of an unfavorable outcome or estimate any amount or range of potential loss.

         From time to time, assessments are levied on the Company by the guaranty association of the state of Texas in which the Company is licensed to write business. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. These assessments can be partially recovered through a reduction in future premium taxes. Assessments have not been material to the Company's financial position through 1995. However, the economy and other factors have recently caused the number of insurance company failures to increase. Based on information currently available, management believes that it is probable that these failures will result in future assessments; however, the amounts of such assessments are not presently determinable and, accordingly, no provisions have been reflected in the accompanying financial statements for such assessments.

     9.  CONCENTRATIONS OF CREDIT RISK:

         The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.

         Most of the Company's business activity is with customers and independent agents located within the State of Texas.

         Reinsurance recoverables and prepaid reinsurance premiums were primarily associated with one reinsurer.