Form 10QSB
period 1996-03-31
HALLMARK FINANCIAL SERVICES INC
filed 1996-05-15
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                 Quarterly report under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1996

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

                              Yes   X       No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of May 14, 1996.


   Number of pages in this report - 14
   No Exhibit Index is filed with this report.


                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31   December 31
                                                      1996          1995
                                                 (Unaudited)
   ASSETS
   Investments:
     Debt securities, held-to-maturity         $ 6,288,171   $ 6,409,544
     Equity securities, available-for-sale         170,920       171,727
     Short-term investments, at cost
      which approximates market value            4,925,031     3,615,327

        Total investments                       11,384,122    10,196,598

     Cash and cash equivalents                   4,515,422     4,257,755
     Prepaid reinsurance premiums               10,524,104    11,726,968
     Premium receivable                          3,554,938     5,342,507
     Reinsurance recoverable                    20,995,675    19,335,746
     Deferred policy acquisition costs           2,744,017     2,999,541
     Excess of cost over net assets
      acquired, net of accumulated amortization  5,335,084     5,373,983
     Other intangible assets                         7,500        10,000
     Deferred federal income taxes                 561,194       567,969
     Accrued investment income                      64,960        55,765
     Other assets                                1,045,834       788,216

        Total assets                          $ 60,732,850  $ 60,655,048

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Notes payable                              $  627,540    $  639,162
     Unpaid losses and loss adjustment expenses 24,030,809    22,323,090
     Unearned premiums                          14,041,385    15,659,897
     Reinsurance balances payable                3,790,876     3,489,357
     Deferred ceding commissions                 3,157,382     3,518,227
     Drafts outstanding                            802,576       684,430
     Accounts payable and other
      accrued expenses                           3,608,096     3,969,288

         Total liabilities                      50,058,664    50,283,451

   Stockholders' equity:
     Common stock, $.03 par value,
      authorized 100,000,000 shares;
      (issued 10,962,277 shares in 1996
      and 10,917,277 in 1995)                     328,868       328,868
     Capital in excess of par value            10,349,665    10,349,665
     Accumulated deficit                          595,653       293,064
     Treasury stock                              (600,000)     (600,000)
   Total stockholders' equity                  10,674,186    10,371,597

                                             $ 60,732,850 $  60,655,048

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Unaudited

                                                                                                               Three Months Ended
                                                           March 31
                                                   1996          1995
   Gross premiums written                     $10,458,399   $10,872,718
   Ceded premiums written                     ( 7,845,566)  ( 8,146,835)
          Net premiums written                $ 2,612,833   $ 2,725,883

    Revenues:
     Premiums earned                          $12,076,910   $ 8,911,463
     Premiums ceded                           ( 9,048,429)  ( 6,624,872)
          Net premiums earned                   3,028,481     2,286,591

     Investment income,
      net of expenses                             214,489       101,365
     Finance service charges                       22,092       215,976
     Processing fees                              495,995        55,127
     Other income                                  37,855        35,811

          Total revenues                        3,798,912     2,694,870

   Benefits, losses and expenses:
     Losses and loss
      adjustment expenses                       8,082,104     6,982,596
     Reinsurance recoveries                   ( 6,073,637)   (5,116,829)
     Net losses and loss adjustment expenses    2,008,467     1,865,767
     Amortization of acquisition costs           (105,321)       62,719
     Other acquisition, underwriting
      and operating expenses                    1,392,042       497,697
     Interest expense                              11,076        12,063
     Amortization expense                          41,399        51,726

     Total benefits,losses and expenses         3,347,663     2,489,972

   Income from operations before
     federal income taxes                         451,249       204,898
   Federal income tax (benefit) (Note 3)          148,660     (  31,635)
     Net income                             $     302,589  $    236,533

     Net income per share of common stock          $  .03       $   .02

   Weighted average shares outstanding         11,533,131    10,662,277

                    The accompanying notes are an integral part
                     of the consolidated financial statements.
                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Three Months Ended
                                                         March 31
                                                   1996          1995
   Cash flows from operating activities:
     Net income                                  $302,589      $236,533
     Adjustments to reconcile net income to
       cash provided by operating activities:
       Depreciation and amortization expense       63,055        63,007
       Change in deferred federal income taxes      6,775      (155,159)
       Change in prepaid reinsurance premiums   1,202,864    (1,521,963)
       Change in premium receivable             1,787,569      (659,441)
       Change in deferred policy
        acquisition costs                         255,524      (393,885)
       Change in ceding income                   (360,845)      456,604
       Change in unpaid losses and
        loss adjustment expenses                1,707,719     2,606,027
       Change in unearned premiums             (1,618,511)    1,961,255
       Change in reinsurance recoverable       (1,659,929)   (2,405,127)
       Change in reinsurance balances payable     301,519     1,056,674
       Change in all other liabilities           (243,046)      325,399
       Change in all other assets                (158,819)      133,587
        Net cash provided by
          operating activities                  1,586,464     1,703,511

   Cash flows from investing activities:
     Purchases of property and equipment         (129,651)      (47,163)
     Purchases of debt securities                 121,374    (1,473,481)
     Maturities and redemptions
      of debt securities                             -           15,675
     Maturities and redemptions
      of common stock                                 807         1,311
     Purchase of short-term investments        (4,449,259)          -
     Maturities of short-term investments       3,139,554           -

        Net cash used in investing activities  (1,317,175)   (1,503,658)

   Cash flows from financing activities:
     Repayment of short-term borrowings          ( 11,622)     ( 60,520)

        Cash used in financing activities        ( 11,622)     ( 60,520)
   Increase (decrease) in cash
     and cash equivalents                         257,667       139,333
   Cash and cash equivalents
     at beginning of period                     4,257,755     1,800,749
   Cash and cash equivalents
     at end of period                          $4,515,422    $1,940,082

   Supplemental cash flow information:
     Cash paid during the
      period for interest                      $   11,076    $   12,063

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited).
        Note 1 - Summary of Accounting Policies

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1996 and the consolidated results of operations and cash flows for all periods presented. The accompanying financial statements have been prepared by the Company without audit.

        Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1995 for a description of all other accounting policies. Certain items in the 1995 interim financial statements have been reclassified to conform to the 1996 presentation.

        The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year.

   Note 2 - Investments

        Debt securities, held-to-maturity, for the reporting period include investments in U.S. Government securities totaling $6,288,171, which includes special revenue bonds of $328,975. Short-term investments include certificates of deposits and federal discount notes of $4,925,031. Short-term investments mature within one year.

        Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

   Note 3 - Federal Income Taxes

        The composition of deferred tax assets and liabilities and the related tax effects as of March 31, 1996 is as follows:

   Deferred Tax Assets:
        Property and equipment basis           $    16,897
        Unearned premiums                          239,175
        Loss reserve discounting                   141,218
        Deferred ceding commissions,
          non-deductible for tax                   140,544
        Net operating loss carryforward             33,171
        Accrued expenses                            47,322
        Allowance for doubtful accounts              8,628
        Other                                       12,991
             Total gross deferred tax assets   $   639,946
        Valuation allowance                         78,752
        Net deferred tax asset                   $ 561,194

        A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the period ended March 31, 1996 is as follows:

        Computed expected income tax expense
          at statutory regulatory tax rate               $  147,924
        Amortization of excess cost                          13,226
        Tax-exempt interest                                 (   328)
        Change in valuation allowance                      ( 16,098)
        Other                                                 3,936
        Deferred tax benefit                              ($148,660)

        The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at March 31, 1996, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

             Year
             2002                                    1,325
             2003                                   96,237
                                                 $  97,562

   Note 4 - Warrants Outstanding

        In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value has been assigned to these warrants. The Guaranty Warrants were initially exercisable between October 2, 1992 and October 1, 1994, and were subsequently extended to October 1, 1996. In March 1996 the exercisability of the Guaranty Warrants was extended through October 1, 1998, at which time they will expire to the extent not exercised. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).

   Note 5 - Reinsurance

        The Company's insurance subsidiary, American Hallmark Insurance Company of Texas ("Hallmark"), is involved in various reinsurance arrangements with other companies. Most significant of these arrangements is Hallmark's affiliation with a county mutual insurance company, State and County Mutual Fire Insurance Company ("State & County"). Under this arrangement, Hallmark underwrites the risk and the Company's subsidiary, American Hallmark General Agency, Inc. manages the issuance of State & County policies by Company-owned and unaffiliated, independent agents. Hallmark assumes 100% of the risk from State & County and retrocedes 75% to Vesta Fire Insurance Corporation under a quota share reinsurance agreement. Hallmark's retained percentage is 25%.

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

        The Company conducts these activities through an integrated insurance group, the dominant members of which are a property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a commercial excess and surplus lines affiliated managing general agency, Hallmark Underwriters, Inc. ("HUI"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

        Hallmark underwrites and finances non-standard automobile liability and physical damage insurance policies. Currently, Hallmark provides insurance through reinsurance arrangements with two unaffiliated companies, State & County Mutual Fire Insurance Company ("State & County") and Vesta Fire Insurance Corporation ("Vesta"). Through State & County, Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under a supplementary quota-share reinsurance agreement, Hallmark cedes 75% of its risks to Vesta. HFC, through a financing and servicing arrangement with an unaffiliated premium finance company, offers premium financing to Hallmark policyholders. Premium financing previously provided by Hallmark through a direct-bill program is being phased out. Effective January 1, 1995, HFC resumed its premium finance operations (after being dormant since early 1992) and currently finances most of the Company's annual policy production. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operates under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

        HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late April 1996. HUI is expected to generate commission income by producing E&S insurance business through the network of the Company's thirteen retail agencies, certain agents from the Company's current independent agent group, and other selected independent agents not currently representing the Company.

   Financial Condition and Liquidity

        The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. Net cash flow provided from the Company's consolidated operations for the three months ended March 31, 1996, was $1,586,464 as compared to $1,703,511 for the same period in 1995. This approximate 7% decrease was primarily due to disproportionately high first quarter premium cancellations related to policies written in higher volume months.

        On a  consolidated basis, the  Company reported a  steady improvement in liquidity for the first quarter of 1996 as compared to the year ended December 31, 1995, and a significant improvement in liquidity as compared to the first quarter of 1995. At March 31, 1996, bonds, equities, short-term investments and cash totaled $15,899,544, compared to $14,454,353 and
   $8,233,761 at December 31, 1995 and March 31, 1995, respectively. The approximate 10% increase in investments and cash for the first quarter of 1996 compared to the year ended December 31, 1995 is primarily due to more timely funding of annual policy premiums under HFC's premium finance program initiated in 1995, and expanded during 1996, than under Hallmark's direct-bill program which is almost phased out. Significant increases in premium volume and ceding commission income during 1995, which accounted for the significant increase in cash and investments for the first quarter of 1996, as well as throughout 1995, have moderated during the first quarter of 1996.

        Thus, as previously noted, most of the increase in first-quarter 1996 liquidity is attributable to more timely funding under HFC's premium finance program and to expansion of the program during the second quarter of 1995 to include financing of premiums produced by the Company's independent agents. Initially, HFC's premium finance program was only offered to the Hallmark agencies. Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days and immediately invested. Any unfunded premium balances are recorded as premiums receivable. Premiums receivable of $3,554,938 and $5,342,507 at March 31, 1996 and December 31, 1995, respectively, include unfunded premium balances due of $3,440,504 and $4,497,177 at March 31, 1996 and December 31, 1995,
   respectively. Premiums receivable decreased at March 31, 1996 compared to December 31, 1995 principally due to an increase in monthly policy mix in 1996 and to an increase in premium cancellations related to annual policies written in high-volume months of 1995. As expected, balances due under the direct bill program (which are included in premiums receivable) have decreased from the $299,182 reported at December 31, 1995 to $51,592. During the first respective quarters of 1996 and 1995, the Company received external funds, net of cancellations, of $3,814,277 and $818,440 to fund premiums generated by the Company.

        At March 31, 1996, the Company reported $627,540 in notes payable, $416,841 of which is due before December 31, 1996. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1996 may be less than the $416,841 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related receivable in the sum of $240,000.

        A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets at March 31, 1996, $1,233,481 represents non-restricted cash (compared to $2,131,582 at December 31, 1995 and $781,602 at March 31, 1995). Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the latter part of 1993, the Company initiated measures to strengthen Hallmark's surplus in order to insure its compliance with regulatory guidelines and to provide surplus balances necessary to accommodate premium growth. Some of the measures taken were a temporary abatement or reduction of the management fee and a reduction of commissions payable by Hallmark to the Company and AHGA, respectively. These measures have continued into subsequent years. During the first quarter of 1996, Hallmark paid or accrued $250,000 in management fees as compared to $150,000 for the first quarter of 1995. For the year ended December 31, 1995, Hallmark paid or accrued only $600,000 in management fees. While management fees for 1996 are anticipated to be higher than the fees paid or accrued in 1995, they should be less than the amounts authorized by TDI. Management fees from Hallmark should continue to be a moderate source of unrestricted liquidity. However, management intends to continue to restrict payment of management fees, as necessary, to insure the surplus strength of Hallmark.

        Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA is offering independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $3.0 million for the three months ended March 31, 1996. During the first quarter of 1996, AHGA received $1.5 million in commissions related to this program from Hallmark, and will pay earned commission of $1.4 million to independent agents. During 1995, AHGA received approximately $4.4 million in commissions related to this annual policy program from Hallmark, of which approximately $1.5 million is being paid to independent agents during 1996 as earned.

        Ceding commission income represents a significant source of funds to the Company. During the first quarter of 1996, and during 1995, ceding commission income exceeded agent commissions and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for the three months ended March 31, 1996 remained approximately the same with a nominal decrease of $90,381 to $2,353,669 as compared to the first quarter of 1995. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also decreased to $3,157,382 from $3,518,227 at December 31, 1995. This decrease is principally due to lower annual premiums written during the first quarter of 1996 compared to the fourth quarter of 1995. In light of the decrease in premium volume during the first quarter of 1996, deferred policy acquisition costs of $2,744,017 as of March 31, 1996 was $255,524 less than at December 31, 1995. However, deferred policy acquisition costs were $413,365 less than deferred ceding commission income at March 31, 1996. The Company is earning more in ceding commission income than it is incurring in commission expense primarily due to the practice of dealing directly with its independent agents, thus eliminating additional commission expense associated with using managing general agents as intermediaries.

        At March 31, 1996, Hallmark reported statutory capital and surplus of $4,936,650, which shows an increase of $918,963 over the $4,017,687 reported at March 31, 1995, and an increase of $162,206 over the $4,774,444 reported at December 31, 1995. On an annualized-premium basis, Hallmark's premium-to-surplus ratio at March 31, 1996 was 2.12 to 1 as compared to 2.58 to 1 at December 31, 1995, and 2.71 to 1 at March 31, 1995. It is management's opinion that Hallmark should not require additional capital during 1996. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. Management believes that 1996 first quarter loss ratios are beginning to reflect results of steps taken to address an unfavorable loss trend reported during 1995. For the three months ended March 31, 1996, the statutory loss ratio was approximately 72.4% compared to 81.8% and 74.6% for the twelve months ended December 31, 1995 and 1994, respectively. Hallmark implemented rate increases for new business written in certain territories effective September 15, 1995 and January 1, 1996, respectively, which is intended to return loss ratios to desirable levels in 1996. However, increased 1995 loss ratios may have a negative impact on terms under its principal reinsurance treaty. In an effort to secure the most favorable reinsurance terms in the marketplace and to access a variety of additional reinsurance markets, Hallmark has entered into a relationship with a new reinsurance intermediary. It is anticipated that Hallmark will restructure its reinsurance treaty with Vesta, its current principal reinsurer, or enter into a restructured agreement with additional reinsurers in which Vesta may participate.

        Unearned premiums decreased approximately 10% as of March 31, 1996 compared to December 31, 1995. This decrease was principally due to higher first quarter cancellations associated with annual premiums written during high-volume months of 1995, as well as a decrease at March 31, 1996 in the remaining unearned portion of annual premiums written during high-volume months of 1995. As expected, prepaid reinsurance premiums decreased proportionately.

        Unpaid losses and loss adjustment expenses increased approximately 8% due to the combined effect of a change to a more conservative case reserving methodology and a decrease in average claim payments during the first quarter of 1996. Accordingly, reinsurance recoverable increased proportionately.

        Effective January 1, 1995, the Company began financing premiums of the Hallmark agencies through a premium finance program offered by its formerly dormant premium finance subsidiary, HFC, and independent agents began financing through HFC's premium finance program in May of 1995. The financing of the premium notes is provided by an unaffiliated premium finance company, Peregrine Premium Finance L.C. ("Peregrine"), on a secured basis. Peregrine has obtained an external credit facility of $13,500,000 for the purpose of financing State & County policies produced by AHGA (the "Notes"). At March 31, 1996, $1,685,226 was available under Peregrine's credit facility to fund the Notes which should be sufficient to fund projected State & County activity of this premium finance program during 1996. HFC's premium financing program is expected to continue to positively impact external liquidity during 1996.

      During 1996, management expects that Company liquidity will continue to be favorably impacted by a continued focus on strengthening the performance of the Company's core State & County business with particular emphasis on enhancement of HCS's procedures and staffing. The Company has increased its claims staff and hired additional, experienced claims adjusters and supervisory personnel that, in turn, should lower loss and LAE payments. This focus, along with the Company's ongoing ability to identify and retain quality independent agents and to respond on a timely basis to rate-change indications arising from both loss experience and competitive market considerations are expected to enhance earnings and liquidity during 1996. Additionally, expansion of premium finance subsidiary operations to include, at a minimum, financing of E&S premiums produced by HUI, should also positively affect earnings and liquidity. Management further anticipates that an integrated cash management system implemented in late-1995 will positively impact 1996 liquidity.

        The  Company  continues  to  pursue  third  party  claims  handling  and administrative contracts. During 1995, HCS entered into a small claims-handling and consulting contract with an unaffiliated independent agent. The unaffiliated agent is revising and expanding its program during 1996, which will favorably impact fees. However, it is still not anticipated that fees from this contract will have a significant impact on 1996 earnings. The Company continues to earn fees for handling claims-related litigation of an unaffiliated agency under a 1993 contract with Vesta. Although the Company is actively pursuing additional third party claims handling business, it does not have any other definitive agreements at this time.

        Beginning late-April 1996, the Company began marketing E&S insurance produced by HUI through the Company's marketing arm, AHGA. This business will be produced by the Hallmark Agencies and a select group of independent agents, and some portion of the premiums will be financed by HFC. No entity within the Company will bear any underwriting risk. The E&S policies will be written on behalf of A-rated (A.M. Best rating) unaffiliated insurance companies. Management anticipates that the growth of this business will be gradual, and does not expect a significant liquidity contribution in 1996. HFC will offer premium financing for E&S business produced by HUI. Management is currently in discussions with a bank regarding a secured line of credit to fund HFC's E&S premium notes. The Company intends to provide the funding until such time that bank financing is in place, and anticipates that internal funding could be used to sustain the E&S program during its first year.

        Management intends  to continue to investigate opportunities  for future
   growth and expansion.   However,  the Company currently  has no  growth plans
   which would require significant external funding during 1996.

   Results of Operations

        Gross premiums written (prior to reinsurance) and net premiums written (after reinsurance) of $10,458,399 and $2,612,833, respectively, for the quarter ended March 31, 1996 remained relatively constant (as planned) with an approximate decrease of 4% in relation to gross premiums written and net written premiums of $10,872,718 and $2,725,883, respectively, for the same period last year. This approximate 4% decrease was primarily due to first quarter cancellations of premiums associated with higher premiums written in previous months.

        Premiums earned (prior to reinsurance) of $12,076,910 were $3,165,447 higher than in 1995 representing a 36% increase for the period ended March 31, 1996 over the same period in 1995. Net premiums earned (after reinsurance) of $3,028,481 for 1996 increased 32% over the 1995 quarter. The increase in premiums earned, both prior to and after reinsurance, is primarily the result of higher annual premium writings in prior months which are being earned over twelve-months. The slightly disproportionate increase in premiums earned before and after reinsurance is primarily the result of an increase in the rate of reduction of Texas Automobile Insurance Plan Association ("TAIPA") premium allocations assigned by TDI over the past twelve months. Thus, 1995 earned premiums reflect a higher proportion of TAIPA business which is retained 100% by the Company and is not subject to reinsurance.

        Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three months ended March 31, 1996 and 1995 were approximately 66% and 82%, respectively. The decrease in the loss ratio between the first quarter of 1996 and 1995, respectively, is the combined result of improved losses on the company's core State & County business, and lower TAIPA premium allocations during both 1996 and 1995 than in 1994 and to more favorable loss development in 1996 of the TAIPA business written in prior years. It should be noted that the impact of any change in TAIPA loss experience is intensified because TAIPA losses are 100% retained by Hallmark and are not included in Hallmark's quota-share reinsurance agreement.

        Other underwriting and operating expenses increased $894,345, from $497,697 during the quarter ended March 31, 1995 to $1,392,042 for the quarter ended March 31, 1996. This increase is principally due to an almost 4% decrease in ceding commission income (as discussed under Financial Condition and Liquidity), as well as higher operating costs related to expanded premium finance operations in 1996 (which was a start-up operation beginning January 1995); start-up costs of E&S operations; higher operating costs related to increased staffing and professional development of claims personnel; and increases in corporate rent, employee benefits, consulting and professional fees and telephone expense related to a new telephone system.

        Investment income of $214,489 for the quarter ended March 31, 1996 increased by approximately 112% over the comparable 1995 quarter as a result of an increase in funds available for investment and an increase in the percentage of funds invested. Invested funds have increased principally due to increased premium volumes during 1995, more timely funding of premiums under HFC's premium finance program and enhanced utilization of funds due to an improved cash management system implemented late-1995.

        Processing fees of $495,990 for the 1996 quarter increased $440,868 in relation to the same quarter in 1995. These fees represent income earned by HFC pursuant to the commencement of its premium finance program January 1, 1995. The increase in 1996 is due to the program currently including financing of independent agency business, as well as Hallmark agency premiums.

        For the 1996 quarter, other income of $37,855 is primarily composed of service fees related to third party claims services while the comparable 1995 quarter was primarily composed of miscellaneous revenues.


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

        None.

   Item 5.   Other Information.

        None

   Item 6.   Exhibits and Reports on Form 8-K.

        (a)  No exhibits are filed herewith.

        (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended March 31, 1996.

                                    SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HALLMARK FINANCIAL SERVICES, INC.
                                              (Registrant)

   Date:  May 15, 1996           /s/ Ramon D. Phillips
                                 Ramon D.  Phillips, President  (Chief Executive
                                 Officer)

   Date:  May 15, 1996           /s/ John J. DePuma
                                 John J. DePuma, Chief Financial Officer