Form 10QSB
period 1996-06-30
HALLMARK FINANCIAL SERVICES INC
filed 1996-08-14
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996


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

                              Yes  X       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as  of the latest  practicable date:   Common Stock, par  value $.03 per
share - 10,662,277 shares outstanding as of August 13, 1996.

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   June 30             December 31
                                   1996                1995
    ASSETS                         (Unaudited)
Investments:
  Debt securities, held-to-maturity    $ 6,459,456    $ 6,409,544
  Equity securities, available-for-sale    170,338        171,727
  Short-term investments,
   at cost which approximates market
   value                                 4,935,927      3,615,327

     Total investments                  11,565,721     10,196,598

  Cash and cash equivalents              5,632,165      4,257,755
  Prepaid reinsurance premiums           9,995,368     11,726,968
  Premium notes receivable               2,728,580      5,342,507
  Reinsurance recoverable               22,541,812     19,335,746
  Deferred policy acquisition costs      2,869,163      2,999,541
  Excess of cost over net assets
   acquired, net of accumulated
   amortization                          5,295,352      5,373,983
  Deferred federal income taxes            539,193        567,969
  Accrued investment income                 63,818         55,765
  Other assets                             827,652        798,216

     Total assets                     $ 62,058,824   $ 60,655,048

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                          $ 615,625      $ 639,162
  Unpaid losses and loss adjustment
   expenses                             25,391,329     22,323,090
  Unearned premiums                     13,333,085     15,659,897
  Reinsurance balances payable           3,734,342      3,489,357
  Deferred ceding commissions            3,244,348      3,518,227
  Drafts outstanding                       891,322        684,430
  Accounts payable and other
   accrued expenses                      3,887,971      3,969,288

      Total liabilities                 51,098,022     50,283,451

Stockholders' equity:
  Common stock, $.03 par value,
   authorized 100,000,000 shares;
   (issued 10,962,277 shares in 1996
   and 10,917,277 in 1995)                328,868        328,868
  Capital in excess of par value       10,349,665     10,349,665
  Retained earnings                       882,269        293,064
  Treasury stock                         (600,000)      (600,000)
Total stockholders' equity             10,960,802     10,371,597

                                     $ 62,058,824  $  60,655,048

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Unaudited
                              Three Months Ended            Six Months Ended
                              June 30                                June 30
                              1996            1995          1996           1995
Gross premiums written   $11,796,531    $12,085,517    $22,254,930  $22,958,235
Ceded premiums written    (8,842,954)    (9,045,263)   (16,688,519) (17,192,099)
 Net premiums written    $ 2,953,577    $ 3,040,254    $ 5,566,411  $ 5,766,136

 Revenues:
  Premiums earned        $12,504,832    $10,376,827    $24,581,742  $19,288,290
  Premiums ceded          (9,371,690)    (7,738,837)   (18,420,120) (14,363,709)

  Net premiums earned      3,133,142      2,637,990      6,161,622    4,924,581
  Investment income,
   net of expenses           232,595        113,518        447,084      214,884
  Finance service
   charges                     2,223        208,953         24,314      424,929
  Processing fees            558,256        160,306      1,054,250      215,433
  Service fees                15,792         53,805         45,295       62,170
  Other income                16,880         23,354         25,234       50,780

       Total revenues      3,958,888      3,197,926      7,757,799    5,892,777

Benefits, losses and expenses:
  Losses and loss
   adjustment expenses     8,334,514      9,469,979     16,416,618   16,452,575

  Reinsurance recoveries  (6,292,650)    (7,316,100)   (12,366,288) (12,432,929)

  Net losses and loss
   adjustment expenses     2,041,864      2,153,879      4,050,330   4,019,646
  Amortization of
   acquisition costs         (38,180)       165,883       (143,501)     228,602
  Other acquisition,
   underwriting
   and operating expenses  1,449,724        705,439      2,841,766    1,203,116
  Interest expense            10,783         10,548         21,859       22,611
  Amortization expense        41,399         46,328         82,798       98,055
Total benefits,losses
   and expenses            3,505,590      3,082,077      6,853,252    5,572,030
Income from operations
  before federal
  income taxes               453,298        115,849        904,547      320,747
Federal income tax
  (benefit) (Note 3)         166,682        (44,509)       315,342      (76,144)

  Net income              $  286,616     $  160,358      $ 589,205    $ 396,891

Net income per share
  of common stock             $  .02         $  .02        $   .05    $   .04
Weighted average
  shares outstanding      12,103,411     10,662,277     12,103,411   10,662,277

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                   Six Months Ended
                                                       June 30
                                                1996                1995
Cash flows from operating activities:
  Net income                                       $589,205       $396,891
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization expense           138,949        147,816
    Change in deferred federal income taxes          28,776       (349,029)
    Change in prepaid reinsurance premiums        1,731,600     (2,828,390)
    Change in premium notes receivable            2,613,927     (3,625,802)
    Change in installment premiums receivable           -        2,716,095
    Change in deferred policy acquisition costs     130,378       (619,488)
    Change in ceding income                        (273,879)       848,090
    Change in unpaid losses and loss
     adjustment expenses                          3,068,239      4,791,513
    Change in unearned premiums                  (2,326,812)     3,669,945
    Change in reinsurance recoverable            (3,206,066)    (5,833,123)
    Change in reinsurance balances payable          244,985      1,197,090
    Change in all other liabilities                 125,573      1,240,901
    Change in all other assets                      169,886       ( 89,489)

     Net cash provided by operating activities    3,034,761      1,663,020

Cash flows from investing activities:
  Purchases of property and equipment              (264,723)       (83,808)
  Loss on sale of assets                             (2,970)           -
  Purchases of debt securities                     (520,182)    (1,698,507)
  Maturities and redemptions of debt securities     470,270        731,881
  Maturities and redemptions of common stock          1,389          1,657
  Purchase of short-term investments             (4,460,155)           -
  Maturities of short-term investments            3,139,555            -

     Net cash used in investing activities       (1,636,816)    (1,048,777)

Cash flows from financing activities:
  Repayment of short-term borrowings                (23,535)      (121,306)

     Cash used in financing activities              (23,535)      (121,306)

Increase (decrease) in cash and cash equivalents  1,374,410        492,937
Cash and cash equivalents at beginning of period  4,257,755      1,800,762

Cash and cash equivalents at end of period       $5,632,165     $2,293,699

Supplemental cash flow information:
  Cash paid during the period for interest         $ 21,859     $   22,611

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

    In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1996 and the consolidated results of operations and cash flows for all periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

    The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Investments

    Debt securities, held-to-maturity, for the reporting period include investments in U.S. Government securities totaling $6,459,456, which includes special revenue bonds of $327,841. Short-term investments include certificates of deposits and federal discount notes of $4,935,927. Short-term investments mature within one year.

    Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

Note 3 - Federal Income Taxes

    The composition of deferred tax assets and liabilities and the related tax effects as of June 30, 1996 and 1995 is as follows:

Deferred Tax Assets:                               1996      1995
     Property and equipment basis              $ 22,762  $  2,395
     Unearned premiums                          226,965   256,168
     Loss reserve discounting                   137,440   122,146
     Deferred ceding commissions,
      non-deductible for tax                    127,740   104,223
     Net operating loss carryforward             33,171    55,622
     Accrued expenses                            27,130    11,531
     Allowance for doubtful accounts              8,201       -
     Other                                       26,519    27,769
          Total gross deferred tax assets     $ 609,928 $ 579,854
     Valuation allowance                         70,735   230,825
     Net deferred tax asset                    $539,193  $349,029

     A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the respective six month periods ended June 30, 1996 and 1995 is as follows:

                                                   1996      1995
     Computed expected income tax expense
      at statutory regulatory tax rate       $ 307,546 $ 109,054
     Amortization of excess cost                26,841    29,025
     Tax-exempt interest                         ( 985)   (5,034)
     Change in valuation allowance             (26,827) (234,439)
     Other                                       8,767    25,250
     Federal income tax expense
      (deferred tax benefit)                 $ 315,342 ($ 76,144)

     The Company has available, for federal income tax purposes, unused net operating losses of $ 97,562 at June 30, 1996, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

          Year
          2002                                    1,325
          2003                                   96,237
                                            $    97,562

Note 4 - Warrants Outstanding

     In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value has been assigned to these warrants. The Guaranty Warrants were originally exercisable between October 2, 1992 and October 1, 1994. In March 1994, the Board of Directors extended the exercisability of the Guaranty Warrants through October 1, 1996. In March 1996, the Board of Directors again extended the exercisability of the Guaranty Warrants through October 1, 1998, at which time they will expire to the extent not exercised. The exercise price of each Guaranty Warrant is $0.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, except to the estate of a deceased recipient.

Note 5 - Reinsurance

American Hallmark Insurance Company of Texas ("Hallmark") is involved in the cession of reinsurance to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State and County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by American Hallmark General Agency ("AHGA") and written on State & County policies. The arrangement is supplemented by a separate retrocession agreement between Hallmark and Vesta Fire Insurance Corporation ("Vesta"). Hallmark and Vesta share the risk on the State & County policies with Hallmark retaining 25%. This retrocession agreement with Vesta was terminated on a run-off basis effective June 30, 1996.

Effective July 1, 1996, Hallmark renewed its reinsurance arrangement with State & County and entered into new retrocession agreements with Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco") and Skandia America Reinsurance Corporation ("Skandia"). Under the new retrocession agreements, Hallmark continues to retain 25%.

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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risks and retains the balance. From March 1,1992 through June 30, 1996 Hallmark ceded a portion of its risk to Vesta Fire Insurance Corporation ("Vesta") (60% between March 1, 1992 and July 31, 1993 and 75% between August 1, 1993 and June 30,
1996). Effective July 1, 1996, Hallmark entered into new reinsurance treaties with Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco") and Skandia America Reinsurance Corporation ("Skandia"), ceding a total of 75% of its risk. HFC, through a financing and servicing arrangement with an unaffiliated premium finance company, offers premium financing to Hallmark policyholders. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operates under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

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

Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. On a consolidated basis, the Company reported an increase of $1,371,741, or approximately 82%, in net cash from operations for the first six months of 1996 as compared to the similar period in 1995, resulting in a steady improvement in liquidity during the first six months of 1996. At June 30, 1996, bonds, equities, short-term investments and cash totaled $17,197,886, compared to $14,454,353 at December 31, 1995. The approximate 19% increase in investments and cash during the first six months of 1996 is primarily due to more timely funding of annual policy premiums under HFC's premium finance program initiated in 1995, and expanded during 1996, than under Hallmark's direct-bill program (which has been phased out). Significant increases in premium volume and ceding commission income during 1995, which accounted for significant increases in cash and investments throughout 1995, have moderated during the first six months of 1996.

     Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days and immediately invested. Premium notes receivable decreased at June 30, 1996 compared to December 31, 1995 principally due to an increase in monthly policy mix in 1996 and to an increase in first quarter premium cancellations related to annual policies written in high-volume months of 1995. As expected, balances due under the direct bill program (which are included in premium notes receivable at December 31, 1995) have decreased from $299,182 at December 31, 1995 to $0.00 at June 30, 1996. During the first respective six months of 1996 and 1995, the Company received external funds, net of cancellations, of $17,206,321 and $2,974,178 to fund premiums generated by the Company.

     At June 30, 1996, the Company reported $615,625 in notes payable, $404,739 of which is due before December 31, 1996. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1996 may be less than the $404,739 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related receivable in the sum of $240,000.

     A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets at June 30, 1996, $1,290,812 represents non-restricted cash (compared to $2,131,582 at December 31, 1995 and $1,016,645 at June 30, 1995). Since state insurance regulations limit financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the latter part of 1993, the Company initiated measures to strengthen Hallmark's surplus in order to insure its compliance with regulatory guidelines and to provide surplus balances necessary to accommodate premium growth. Some of the measures taken were a temporary abatement or reduction of the management fee and a reduction of commissions payable by Hallmark to the Company and AHGA, respectively. These measures have continued into subsequent years. During the first six months of 1996, Hallmark paid or accrued $475,000 in management fees as compared to $200,000 during the first six months of 1995. For the year ended December 31, 1995, Hallmark paid or accrued only $600,000 in management fees. While management fees for 1996 are anticipated to be higher than the fees paid or accrued in 1995, they should be less than the amounts authorized by TDI. Management fees from Hallmark should continue to be a moderate source of unrestricted liquidity. However, management intends to continue to restrict payment of management fees, as necessary, to insure the surplus strength of Hallmark.

     Commissions from annual policy production by independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies, but pays commissions to independent agents monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $6.7 million for the six months ended June 30, 1996. During the first six months of 1996, AHGA received $3.2 million in commissions related to this program from Hallmark, and will pay $1.3 million to independent agents. During 1995, AHGA received $7.6 million in commissions related to this annual policy program from Hallmark, of which approximately $1.5 million is being paid to independent agents during 1996 as earned.

     Ceding commission income represents a significant source of funds to the Company. During the first six months of 1996, and during 1995, ceding commission income exceeded agent commissions and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for the six months ended June 30, 1996 showed a nominal decrease of $152,451 to $5,005,179 as compared to the first six months of 1995. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also decreased to $3,244,348 at June 30, 1996 from $3,518,227 at December 31, 1995. This decrease is principally due to lower annual premiums written during the first six months of 1996 compared to 1995. Similarly, deferred policy acquisition costs of $2,869,163 as of June 30, 1996 were $130,378 less than at December 31, 1995. Deferred policy acquisition costs were $375,185 less than deferred ceding commission income at June 30, 1996. Under the reinsurance treaty with Vesta in effect through June 30, 1996, the Company earned more in ceding commission income than it incurred in policy acquisition costs primarily due to the practice of dealing directly with its independent agents, thus eliminating additional commission expense associated with using managing general agents as intermediaries.

     At June 30, 1996, Hallmark reported statutory capital and surplus of $4,971,776, which shows an increase of $197,332 over the $4,774,444 reported at December 31, 1995. On an annualized-premiums basis, Hallmark's premium-to-surplus ratio at June 30, 1996 was 2.24 to 1 as compared to 2.58 to 1 at December 31, 1995. It is management's opinion that Hallmark should not require additional capital during 1996. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. Management believes that loss ratios for the first six months of 1996 are beginning to reflect results of steps taken to address an unfavorable loss trend reported during 1995. For the six months ended June 30, 1996, the statutory loss ratio was approximately 72.5% compared to 81.8% and 87.1% for the twelve and six months ended December 31, 1995, and June 30, 1995, respectively. Hallmark implemented rate increases for business written in certain territories effective September 15, 1995 and January 1, 1996, respectively, and is rolling out another rate adjustment effective August 15, 1996. These rate changes are designed to further reduce loss ratios while maintaining the Company's competitive status.

          As previously mentioned, effective July 1, 1996, Hallmark entered into new reinsurance treaties (the "New Treaties") with Kemper, Dorinco and Skandia. Certain provisions of the New Treaties could impact the Company's liquidity. Under the New Treaties, Hallmark will retain 50% and cede only 50% of the policy origination fees (vs. ceding 100% of the policy origination fees under the Vesta treaty), pay premium taxes and front fees on 100% of the business produced (vs. premium taxes and front fees on only its retained business under the Vesta treaty), and receive a 30% provisional ceding commission (vs. a guaranteed 30% ceding commission under the Vesta treaty). Policy origination fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the New Treaties will be adjusted annually over a three year rating period on a sliding scale based upon annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. Management has focused on premium rate-setting and enhanced claims handling procedures designed to strengthen the performance of the Company's core State & County business. If loss ratios improve and ceding commissions increase accordingly, there could be a positive impact on liquidity. However, if loss ratios do not improve, related ceding commissions will decrease, as will liquidity.

     Unearned premiums decreased approximately 15% as of June 30, 1996 compared to December 31, 1995. This decrease was principally due to higher first quarter cancellations associated with annual premiums written during high-volume months of 1995, a decrease at June 30, 1996 in the remaining unearned portion of annual premiums written during high-volume months of 1995, and to an increase in monthly policy production. As expected, prepaid reinsurance premiums decreased proportionately.

     Unpaid losses and loss adjustment expenses at June 30, 1996, increased approximately 14% as compared to December 31, 1995, primarily due to implementation of a more conservative case reserving methodology. Accordingly, reinsurance recoverable at June 30, 1996, increased approximately 17% as compared to December 31, 1995.

     Effective January 1, 1995, the Company began financing annual policy premiums produced by the Hallmark Agencies through a premium finance program offered by its formerly dormant premium finance subsidiary, HFC, and independent agents began financing premiums through HFC's premium finance program in May of

1995.  Financing  of the premium  notes is provided  by an unaffiliated  premium finance company, Peregrine Premium Finance L.C. ("Peregrine"), on a secured basis. Peregrine has obtained an external credit facility of $13,500,000 for the purpose of financing State & County policies produced by AHGA (the "Notes"). At June 30, 1996, $2,358,406 was available under Peregrine's credit facility to fund the Notes which should be sufficient to fund projected State & County activity of this premium finance program during 1996. HFC's premium financing program is expected to continue to positively impact liquidity during 1996.

     During 1996, management expects that Company liquidity will continue to be favorably impacted by a continued focus on strengthening the performance of the Company's core State & County business with particular emphasis on enhancement of HCS's procedures and staffing. The Company has increased its claims staff and hired additional, experienced claims adjusters and supervisory personnel that, in turn, should lower loss and LAE payments. This focus, along with the Company's ongoing ability to identify and retain quality independent agents and to respond on a timely basis to rate-change indications arising from both loss experience and competitive market considerations, is expected to enhance earnings and liquidity during 1996. Management further anticipates that an integrated cash management system implemented in late-1995 will positively impact 1996 liquidity.

     The  Company   continues  to  pursue   third  party  claims   handling  and
administrative contracts. HCS entered into a small claims-handling and consulting contract with an unaffiliated independent agent in 1995. The unaffiliated agent is revising and expanding its program during 1996, which will favorably impact fees. However, it is still not anticipated that fees from this contract will have a significant impact on 1996 earnings. The Company continues to earn fees for handling claims-related litigation of an unaffiliated agency under a 1993 contract with Vesta. Although the Company is actively pursuing additional third party claims handling business, it does not have any other definitive agreements at this time.

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

Results of Operations

     As expected, gross premiums written (prior to reinsurance) for the three and six months ended June 30, 1996 remained relatively constant with an approximate decrease of 2% and 3%, respectively, in relation to gross premiums written over the same period in 1995. Net written premiums (after reinsurance) for the three and six months ended June 30, 1996 reflects approximate decreases of 2% and 3%, respectively, over the same period in 1995. These decreases in gross premiums written and net written premiums were primarily due to first quarter cancellations of premiums associated with higher premium volume in previous months.

     Premiums earned (prior to reinsurance) for the three and six months ended June 30, 1996 were $2,128,005 and $5,293,452, respectively, higher than for the comparable periods in 1995 representing increases of 21% and 27%, respectively. For the three and six months ended June 30, 1996, net earned premiums increased $495,152 (19%) and $1,237,041 (25%), respectively, in relation to the same respective periods of 1995. The slightly disproportionate increases in premiums earned before and after reinsurance is primarily the result of reduced Texas Automobile Insurance Plan Association ("TAIPA") premium allocations by TDI over the past twelve months. Thus, 1995 earned premiums reflect a higher proportion of TAIPA business which is retained 100% by the Company and is not subject to reinsurance.

     Net  incurred  loss   ratios  (computed  on   net  premiums  earned   after
reinsurance) for both the three and six months ended June 30, 1996 were approximately 65% and 67%, respectively, as compared to approximately 82% for both the same 1995 periods. The decrease in the loss ratios between 1996 and 1995 is the combined result of improved loss experience on the Company's core State & County business, and lower TAIPA premium allocations during 1996, as well as to more favorable loss development in 1996 of the TAIPA business written in prior years. It should be noted that the impact of any change in TAIPA loss experience is intensified because TAIPA losses are 100% retained by Hallmark and are not included in Hallmark's quota-share reinsurance agreement.

     Other acquisition, underwriting and operating expenses for the three and six months ended June 30, 1996, increased $744,285 and $1,638,650, respectively, as compared to the prior year. This increase is principally due to an almost 3% decrease in ceding commission income (as discussed in the Financial Condition and Liquidity section), as well as higher operating costs related to expanded premium finance operations in 1996 (which was a start-up operation beginning January 1995), start-up costs of E&S operations, higher operating costs related to increased staffing and professional development of claims personnel along with increases in corporate rent, employee benefits, consulting and professional fees and telephone expense related to a new telephone system.

     Investment income for the three and six months ended June 30, 1996 increased by approximately 105% and 108%, respectively, over the comparable period in 1995 as a result of an increase in funds available for investment and an increase in the percentage of funds invested. Invested funds have increased principally due to increased premium volumes during 1995, more timely funding of premiums under HFC's premium finance program and enhanced utilization of funds due to an improved cash management system implemented late-1995.

     Processing fees for the three and six months ended June 30, 1996 increased $397,950 and $838,817, respectively, in relation to the same periods of 1995. These fees represent income earned by HFC pursuant to its premium finance program commenced January 1, 1995. The increase in 1996 is due to the program currently including financing of independent agency business, as well as Hallmark agency premiums.

     For the first three and six months of 1996, service fees and other income is 58% and 38%, respectively, lower than for the same periods in 1995, primarily as a result of decreased fees from third party claims services.

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

     None

Item 3.   Defaults upon Security Securities.

     None

Item 4.   Submission of Matters to a Vote of Security-Holders.

     (a) The Company's Annual Meeting of Shareholders was held on May 21, 1996. Of the 10,662,277 shares of common stock of the Company entitled to vote at the meeting, 5,146,510 shares were present in person or by proxy.

     (b)  The following individuals  were elected to serve as  directors for the
          Company: Ramon D. Phillips, Linda H. Sleeper, Raymond A. Kilgore, Jack R. Daugherty, Kenneth H. Jones, Jr., Samuel W. Rizzo, A.R. Dike, James H. Graves, George R. Manser and C. Jeffrey Rogers. Nominees Sleeper, Daugherty, Rizzo, Dike, Graves, Manser and Rogers each received 5,144,510 votes in favor of their election as directors of the Company. Nominee Jones received 5,145,510 votes and nominees Phillips and Kilgore received 5,146,510 votes each in favor of their election as directors of the Company.

     (c) The two additional items on the ballot were a proposal to adopt an amendment to the 1994 Key Employee Long Term Incentive Plan and a proposal to adopt an amendment to the 1994 Non-Employee Director Stock Option Plan. The proposal to amend the 1994 Key Employee Long Term Incentive Plan passed with 5,061,460 shares voted in favor. The proposal to amend the 1994 Non-Employee Director Stock Option Plan passed with 4,893,060 shares voted in favor.

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits listed in the Exhibit Index which appears on sequential page 14 are filed herewith.

     (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended June 30, 1996.

Exhibit              Description                                 NOTES
                                                            (See Below)
10(a)     Form of 100% Quota Share Reinsurance                   *
          Agreement between State & County Mutual
          Fire Insurance Company and American
          Hallmark Insurance Company of Texas
          effective July 1, 1996.

10(b)     Form of Quota Share Retrocession Agreement             *
          between American Hallmark Insurance Company of Texas and the Reinsurer (specifically identified as follows: Dorinco, Kemper and Skandia), effective July 1, 1996.

10(c)     Guaranty Agreement effective July 1, 1996              *
          provided by Dorinco Reinsurance Company in favor of State & County Mutual Fire
          Insurance Company.

10(d)     Guaranty Agreement effective July 1, 1996              *
          provided by Kemper Reinsurance Company in favor of State & County Mutual Fire
          Insurance Company.

10(e)     Guaranty Agreement effective July 1, 1996              *
          provided by Skandia America Reinsurance
          Corporation in favor of State & County
          Mutual Fire Insurance Company.

10(f)     Form of Guaranty of Performance and                    *
          Hold Harmless Agreement effective
          July 1, 1996 between Hallmark Financial
          Services, Inc. and Dorinco America
          Reinsurance Corporation.

10(g)     Form of Guaranty of Performance and                    *
          Hold Harmless Agreement effective
          July 1, 1996 between Hallmark Financial
          Services, Inc. and Kemper Reinsurance
          Company.

10(h)     Form of Guaranty of Performance and                    *
          Hold Harmless Agreement effective
          July 1, 1996 between Hallmark Financial
          Services, Inc. and Skandia America
          Reinsurance Corporation.

10(i)     Form of Addendum No. 4 - Termination                   *
          to Quota Share Retrocession Agreement
          between American Hallmark Insurance
          Company of Texas and Vesta Fire
          Insurance Company.

10(j)     Form of Addendum No. 3 - Termination                   *
          to 100% Quota Share Reinsurance Agreement between American Hallmark Insurance
          Company and State & County Mutual Fire
          Insurance Company.

EXHIBIT NOTES:

* = FILED HERE WITH

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HALLMARK FINANCIAL SERVICES, INC.
                                         (Registrant)



Date:  August 14, 1996                  /s/ Ramon D. Phillips
                                        Ramon D. Phillips, President
                                        (Chief Executive Officer)




Date:  August 14, 1996                  /s/ John J. DePuma
                                        John J. DePuma, Chief Financial Officer