Form 10QSB
period 1996-09-30
HALLMARK FINANCIAL SERVICES INC
filed 1996-11-13
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996


Commission file number 0-16090


                        Hallmark Financial Services, Inc.
        (Exact name of small business issuer as specified in its charter)


Nevada                                       87-0447375
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

14651 Dallas Parkway, Suite 900
Dallas, Texas                                75240
(Address of principal executive offices)     (Zip Code)


Issuer's telephone number, including area code:  (972) 404-1637

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of November 11, 1996.

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           September 30  December 31
ASSETS                                        1996           1995
                                          (unaudited)
Investments:
  Debt securities, held-to-maturity        $ 5,714,627  $ 6,409,544
  Equity securities, available-for-sale        169,827      171,727
  Short-term investments, at cost which
   approximates market value                 3,776,160    3,615,327

     Total investments                       9,660,614   10,196,598

  Cash and cash equivalents                  6,010,299    4,257,755
  Prepaid reinsurance premiums               9,232,164   11,726,968
  Premium notes receivable                   3,110,099    5,342,507
  Reinsurance recoverable                   23,292,663   19,335,746
  Deferred policy acquisition costs          2,535,751    2,999,541
  Excess of cost over net assets
   acquired, net of accumulated
   amortization                              5,257,286    5,373,983
  Other intangible assets                        3,333       10,000
  Deferred federal income taxes                453,194      567,969
  Accrued investment income                     60,284       55,765
  Other assets                                 903,472      788,216

     Total assets                          $60,519,159  $60,655,048

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                              $ 603,376    $ 639,162
  Unpaid losses and loss
   adjustment expenses                      25,324,727   22,323,090
  Unearned premiums                         12,314,807   15,659,897
  Reinsurance balances payable               3,693,452    3,489,357
  Deferred ceding commissions                2,632,015    3,518,227
  Drafts outstanding                         1,057,052      684,430
  Accounts payable and
   other accrued expenses                    3,814,902    3,969,288

      Total liabilities                     49,440,331   50,283,451

Stockholders' equity:
  Common stock, $.03 par value,
   authorized 100,000,000 shares;
  (issued 10,962,277 shares in
   1996 and 1995)                              328,868      328,868
  Capital in excess of par value            10,349,665   10,349,665
  Retained Earnings                          1,000,295      293,064
  Treasury stock                              (600,000)    (600,000)
Total stockholders' equity                  11,078,828   10,371,597

                                           $60,519,159  $60,655,048

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Unaudited
                                Three Months Ended           Nine Months Ended
                                    September 30                September 30
                                1996         1995          1996          1995
Gross premiums written     $10,880,687   $14,755,421   $33,135,617  $37,713,656
Ceded premiums written      (7,716,384)  (11,057,747)  (24,404,903) (28,249,846)
    Net premiums written   $ 3,164,303   $ 3,697,674   $ 8,730,714  $ 9,463,810

 Revenues:
  Premiums earned          $11,898,965   $11,788,841   $36,480,706  $31,077,131
  Premiums ceded            (8,479,588)   (8,811,801)  (26,899,707) (23,175,509)
    Net premiums earned      3,419,377     2,977,040     9,580,999    7,901,622

  Investment income,
   net of expenses             224,912       148,778       671,996      363,662
  Finance service charges        1,194       136,047        25,509      560,975
  Processing fees              423,584       626,598     1,477,779      842,031
  Service fees                  28,419         8,003        73,714       70,173
  Other income                  15,954        20,581        41,242       71,360

    Total revenues           4,113,440     3,917,047    11,871,239    9,809,823

Benefits, losses and expenses:
  Losses and loss
   adjustment expenses       8,492,819     6,845,301    24,909,437   23,297,876
  Reinsurance recoveries    (6,393,702)   (4,727,172)  (18,759,990) (17,160,101)
  Net losses and loss
   adjustment expenses       2,099,117     2,118,129     6,149,447    6,137,775
  Amortization of
   acquisition costs          (278,921)      178,950      (422,422)     407,552
  Other acquisition, underwriting
   and operating expenses    2,063,189       855,863     4,904,955    2,058,979
  Interest expense              10,449         9,026        32,308       31,636
  Amortization expense          40,566        46,328       123,364      144,383

    Total benefits, losses
   and expenses              3,934,400     3,208,296    10,787,652    8,780,325

Income from operations before
  federal income taxes         179,040       708,751     1,083,587    1,029,498
Federal income tax (Note 3)     61,014       201,351       376,356      125,207

    Net income               $ 118,026     $ 507,400     $ 707,231    $ 904,291
Net income per share
   of common stock              $  .01       $   .05       $   .06       $  .08
Weighted average shares
   outstanding              12,167,846    10,662,277    12,167,846   10,662,277

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Nine Months Ended
                                                                September 30
                                                            1996          1995
Cash flows from operating activities:
  Net income                                              $707,231     $904,291
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization expense                  208,447      221,393
    Change in deferred federal income taxes                114,775     (506,512)
    Change in prepaid reinsurance premiums               2,494,804   (5,074,336)
    Change in premium notes receivable                   2,232,408   (5,043,386)
    Change in installment premiums receivable                  -      6,452,737
    Change in deferred policy acquisition costs            463,790   (1,105,408)
    Change in ceding income                               (886,212)   1,512,960
    Change in unpaid losses and loss
     adjustment expenses                                 3,001,637    5,905,988
    Change in unearned premiums                         (3,345,090)   6,317,875
    Change in reinsurance recoverable                   (3,956,917)  (5,540,281)
    Change in reinsurance balances payable                 204,095    2,560,058
    Change in all other liabilities                        218,236    1,897,884
    Change in all other assets                             118,952     (372,338)

     Net cash provided by operating activities           1,576,156    8,130,925

Cash flows from investing activities:
  Purchases of property and equipment                     (320,839)    (151,880)
  Loss on sale of assets                                    (2,970)        -
  Purchases of debt securities                            (526,020)  (2,932,347)
  Maturities and redemptions of debt securities          1,224,737    1,906,982
  Maturities and redemptions of common stock                (1,900)       2,501
  Purchase of short-term investments                    (3,300,389)  (7,879,803)
  Maturities of short-term investments                   3,139,555    2,420,000

     Net cash used in investing activities                 212,174   (6,634,547)

Cash flows from financing activities:
  Repayment of short-term borrowings                       (35,786)    (182,363)
  Cash used in financing activities                        (35,786)    (182,363)

Increase (decrease) in cash and cash equivalents         1,752,544    1,314,015
Cash and cash equivalents at beginning of period         4,257,755    1,800,762

Cash and cash equivalents at end of period              $6,010,299   $3,114,777

Supplemental cash flow information:
  Cash paid during the period for interest                $ 21,859   $   31,637

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1996 and the consolidated results of operations and cash flows for all periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 - INVESTMENTS

     Debt securities, held-to-maturity, for the reporting period include investments in U.S. Government securities totaling $5,714,627, which includes special revenue bonds of $326,692. Net proceeds received are included in cash and cash equivalents at September 30, 1996. Short-term investments include certificates of deposits and federal discount notes of $3,776,160. Short-term investments mature within one year.

     Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

NOTE 3 - FEDERAL INCOME TAXES

     The composition of deferred tax assets and liabilities and the related tax effects as of September 30, 1996 and 1995 is as follows:

DEFERRED TAX LIABILITIES:                                   1996         1995
     Deferred acquisition costs, deductible for tax     ($ 862,155) ($1,094,518)
     Other                                                   -              (58)

          Total deferred tax liabilities                 ( 862,155) ($1,094,576)

DEFERRED TAX ASSETS:
     Property and equipment basis                         $ 27,680      $ 7,117
     Unearned premiums                                     209,620      283,503
     Loss reserve discounting                              131,243      127,924
     Deferred ceding commissions, non-deductible for tax   895,062    1,259,641
     Net operating loss carryforward                        33,171       49,655
     AMT credit                                               -           6,200
     Other                                                   8,696       61,183

          Total deferred tax assets                    $ 1,305,471   $1,795,223

     Net deferred tax assets                             $ 443,316   $  700,647
     Valuation allowance                                   ( 9,878)     194,135

     Net deferred tax asset                              $ 453,194     $506,512

     A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the period ended September 30, 1996 and 1995 is as follows:

                                                            1996         1995
     Computed expected income tax expense at
      statutory regulatory tax rate                      $ 368,420    $ 350,029
     Amortization of excess cost                            39,837       41,440
     Tax-exempt interest                                    (1,477)      (2,954)
     Change in valuation allowance                         (48,288)    (273,065)
     Other                                                  17,864        9,757
     Deferred tax liability                               $376,356     $125,207

     The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at September 30, 1996 and $146,044 at September 30, 1995 which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

                                                            1996          1995
          Year
          2002                                             $  1,325    $   1,325
          2003                                               96,237       96,237
          2004                                                -           48,482

                                                           $ 97,562    $ 146,044

NOTE 4 - WARRANTS OUTSTANDING

     In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value has been assigned to these warrants. The Guaranty Warrants were initially exercisable between October 2, 1992 and October 1, 1994, but have been extended to October 1, 1998, at which time they will expire to the extent not exercised. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).

NOTE 5 - REINSURANCE

     American Hallmark Insurance Company of Texas ("Hallmark") is involved in the cession of reinsurance to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State and County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by American Hallmark General Agency, Inc. ("AHGA") and written on State & County policies. The arrangement is supplemented by a separate retrocession agreement between Hallmark and Vesta Fire Insurance Corporation ("Vesta"). Hallmark and Vesta share the risk on the State & County policies with Hallmark retaining 25%. This retrocession agreement with Vesta was terminated on a run-off basis effective June 30, 1996.

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

INTRODUCTION

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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not q u alify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risks and retains the balance. From March 1, 1992 through June 30, 1996, Hallmark ceded a portion of its risk to Vesta Fire Insurance Corporation ("Vesta") (60% between March 1, 1992 and July 31, 1993 and 75% between August 1, 1993 and June 30,
1996). Effective July 1, 1996, Hallmark entered into new reinsurance treaties w i th Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco") and Skandia America Reinsurance Corporation ("Skandia"), ceding a total of 75% of its risk. HFC, through a financing and servicing arrangement with an unaffiliated premium finance company, offers premium financing to Hallmark policyholders. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operates under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. On a consolidated basis, the Company reported net cash from operations of $1,576,156 for the nine months ended September 30, 1996, representing an 81% decrease in relation to the same period in 1995. The decrease in cash flow is primarily due to (1) lower premium volumes for the nine months ended September 30, 1996 as compared to the same 1995 period (the significantly higher premium volumes for the nine months ended September 30, 1995 is principally a result of the Texas Automobile Insurance Plan Association (TAIPA) increasing its rates substantially, which in turn, directed business into the voluntary market as compared to the same period in 1994); and (2) a change in policy mix resulting in an increase in monthly policy production and a decrease in annual policy production during the 1996 period and to an increase in annual policy production and a decrease in monthly production during the same period in 1995 compared to the comparable period in 1994.

     On a consolidated basis, the Company's liquidity increased during the nine months ended September 30, 1996, with bonds, equities, short-term investments and cash totaling $15,670,913 at September 30, 1996, compared to $14,454,353 at December 31, 1995. The Company's increased liquidity during 1996 is primarily due to more timely funding of annual policy premiums under HFC's premium finance program started in 1995 and expanded during 1996 than under Hallmark's direct-bill program (which has been phased out), partially offset by the absence of unusually high premium volumes which occurred in the third quarter of 1995.

     Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days and immediately invested. Premium notes receivable decreased at September 30, 1996 compared to December 31, 1995 principally due to an increase in monthly policy mix in 1996 and to an increase in first quarter premium cancellations related to annual policies written in high-volume months of 1995. As expected, balances due under the direct bill program (which are included in premium notes receivable at December 31, 1995) have decreased from $299,182 at December 31, 1995 to $0 at September 30, 1996. During the first nine months of 1996 and 1995, the Company received e x t ernal funds, net of cancellations, of $23,666,926 and $11,731,626, respectively, from its premium finance program to fund premiums generated by the Company.

     At September 30, 1996, the Company reported $603,376 in notes payable, $392,710 of which is due before December 31, 1996. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1996 may be less than the $392,710 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related receivable in the sum of $240,000.

     A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets at September 30, 1996, $1,486,016 represents non-restricted cash (compared to $2,131,582 at December 31, 1995). Since state insurance regulations limit financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by
Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the latter part of 1993, the Company initiated measures to strengthen Hallmark's surplus in order to insure its compliance with regulatory guidelines and to provide surplus balances necessary to accommodate premium growth. Some of the measures taken were a temporary abatement or reduction of the management fee and a reduction of commissions payable by Hallmark to the Company and AHGA, respectively. These measures have continued into subsequent years. During the first nine months of 1996, Hallmark paid or accrued $675,000 in management fees as compared to $350,000 during the first nine months of 1995. While management fees for 1996 are anticipated to be higher than the fees paid or accrued in 1995, they should be less than the amounts authorized by TDI. While management fees from Hallmark should continue to be a moderate source of unrestricted liquidity, management intends to continue to restrict payment of management fees as necessary to insure the surplus strength of Hallmark.

     Commissions from annual policy production by independent agents also represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies, but generally pays commissions to independent agents monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $9.7 million for the nine months ended September 30, 1996. During the first nine months of 1996, AHGA received $4.9 million in commissions related to this program from Hallmark, and will pay $1.3 million to independent agents. During 1995, AHGA received $7.6 million in commissions related to this annual policy program from Hallmark, of which approximately $1.9 million is being paid to independent agents during 1996 as earned.

     Ceding commission income represents a significant source of funds to the Company. During the first nine months of 1996, and during 1995, ceding
c o mmission income exceeded agent commissions and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for the nine months ended September 30, 1996 decreased $1,520,325 to $6,954,629 representing an 18% decrease compared to the first nine months of 1995. Although ceding commission income exceeded policy acquisition costs for the nine months ended September 30, 1996, ceding commission income was less than policy acquisition costs for the quarter ended September 30, 1996. This was due primarily to the combined effect of lower premium volumes in the third quarter of 1996 compared to the same quarter in 1995 and lower ceding commission income recognized under the new reinsurance treaties effective July 1, 1996.

     In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also decreased to $2,632,015 at September 30, 1996 from $3,518,227 at December 31, 1995. This decrease is principally due to lower annual premiums written during the first nine months of 1996 compared to 1995. Similarly, deferred policy acquisition costs of $2,535,751 as of September 30, 1996 were $463,790 less than at December 31, 1995. Deferred policy acquisition costs were $96,264 less than deferred ceding commission income at September 30, 1996.

     At September 30, 1996, Hallmark reported statutory capital and surplus of $5,080,984, which shows an increase of $306,540 over the $4,774,444 reported at December 31, 1995. On an annualized-premium basis, Hallmark's premium-to-surplus ratio at September 30, 1996 was 2.29 to 1 as compared to 2.58 to 1 at December 31, 1995. It is management's opinion that Hallmark should not require additional capital during 1996. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. Management believes that loss ratios for the first nine months of 1996 are beginning to reflect results of steps taken to address an unfavorable loss trend reported during 1995. For the nine months ended September 30, 1996, the statutory loss ratio was approximately 70.6% compared to 81.8% and 82.5% for the twelve and nine months ended December 31, 1995 and September 30, 1995, respectively. Hallmark implemented rate increases for business written in certain territories effective September 15, 1995, January 1, 1996 and August 15, 1996, respectively. These rate changes were designed to further reduce loss ratios while maintaining the Company's competitive status.

     As previously mentioned, effective July 1, 1996, Hallmark entered into new reinsurance treaties (the "New Treaties") with Kemper, Dorinco, and Skandia. Certain provisions of the New Treaties could impact the Company's liquidity. Under the New Treaties, Hallmark retains 50% and cedes only 50% of the policy origination fees (vs. ceding 100% of the policy origination fees under the Vesta treaty), pays premiums taxes and front fees on 100% of the business produced (vs. premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional ceding commission (vs. a guaranteed 30% ceding commission under the Vesta treaty). Policy origination fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the New Treaties will be adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. Currently, the company is recognizing the minimum commission. Management has focused on premium rate-setting and enhanced claims handling procedures designed to strengthen the performance of the Company's core State & County business. If loss ratios improve and ceding commissions increase accordingly, there could be a positive impact on liquidity. However, if loss ratios do not improve, related ceding commissions will remain at the minimum, and could adversely affect liquidity in future periods.

     Unearned premiums decreased approximately 21% as of September 30, 1996 compared to December 31, 1995. This decrease was principally due to higher first quarter cancellations associated with annual premiums written during high-volume months of 1995, a decrease at September 30, 1996 in the remaining unearned portion of annual premiums written during high-volume months of 1995, and to an increase in monthly policy production. As expected, prepaid reinsurance premiums decreased proportionately.

     Unpaid losses and loss adjustment expenses at September 30, 1996, increased a p proximately 13% as compared to December 31, 1995, primarily due to implementation of a more conservative case reserving methodology. Accordingly, reinsurance recoverable at September 30, 1996, increased approximately 20% as compared to December 31, 1995.

     Effective January 1, 1995, the Company began financing annual policy premiums produced by the Hallmark Agencies through a premium finance program offered by its formerly dormant premium finance subsidiary, HFC, and independent agents began financing premiums through HFC's premium finance program in May of 1995. Financing of the premium notes is provided by an unaffiliated premium finance company, Peregrine Premium Finance L.C. ("Peregrine"), on a secured basis. Peregrine has obtained an external credit facility of $13,500,000 for the purpose of financing State & County policies produced by AHGA (the "Notes"). At September 30, 1996, $2,630,032 was available under Peregrine's credit facility to fund the Notes which should be sufficient to fund projected State & County activity of this premium finance program during 1996. HFC's premium financing program is expected to continue to positively impact liquidity during 1996.

     During 1996, management expects that Company liquidity will continue to be favorably impacted by a continued focus on strengthening the performance of the Company's core State & County business with particular emphasis on enhancement of HCS's procedures and staffing. The Company has increased its claims staff and hired additional, experienced claims adjusters and supervisory personnel that, in turn, should lower loss and LAE payments. This focus, along with the Company's ongoing ability to identify and retain quality independent agents and to respond on a timely basis to rate-change indications arising from both loss experience and competitive market considerations, is expected to enhance earnings and liquidity during 1996. Management further anticipates that an integrated cash management system implemented in late-1995 will continue to positively impact 1996 liquidity.

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

     Beginning late-April 1996, the Company began marketing E&S insurance produced by HUI through the Company's marketing arm, AHGA. This business will be produced by the Hallmark Agencies and a select group of independent agents, and some portion of the premiums will be financed by HFC. No entity within the Company will bear any underwriting risk. The E&S policies will be written on behalf of A-rated (A.M. Best rating) unaffiliated insurance companies. Management anticipates that the growth of this business will be gradual, and does not expect a significant liquidity contribution in 1996. HFC will offer premium financing for E&S business produced by HUI. The Company anticipates financing E&S premium notes with internally generated funds through at least mid-1997.

     Management intends to continue to investigate opportunities for future growth and expansion. However, the Company currently has no growth plans which would require significant external funding during the remainder of 1996.

RESULTS OF OPERATIONS

        As expected, gross premiums written (prior to reinsurance) for the three and nine months ended September 30, 1996 were 26% and 12% lower than the same periods in 1995. Net written premiums (after reinsurance) for the three and nine months ended September 30, 1996 were approximately 14% and 8% lower, respectively, than the same periods in 1995. The comparison of the three month period indicates a decrease in gross and net written premium due to lower premium volumes during 1996 compared to 1995. However, third quarter 1995 premium volumes were unusually high due to increased production of the Company's core State & County business by independent agents during 1995. The high volumes of 1995, particularly in the third quarter, began to level off toward the end of 1995 and have remained relatively constant during 1996.

     Gross premiums earned (prior to reinsurance) for the three and nine months ended September 30, 1996, respectively, were 1% and 17% higher than the comparable periods in 1995. For the three and nine months ended September 30, 1996, net earned premiums (after reinsurance) increased 15% and 21%, respectively, in relation to the same periods of 1995. The disproportionate increase in premiums earned before and after reinsurance is primarily the result of Hallmark's New Treaties whereby the Company retains 50% of policy origination fees which are fully earned thus increasing earned premiums during the third quarter of 1996. This is partially offset by the TAIPA premium allocations to the company being insignificant in 1996 as compared to 1995. Thus, 1995 earned premiums reflect a higher proportion of TAIPA business which is retained 100% by the Company and is not subject to reinsurance.

     Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 1996 was 61% and 64%, respectively, as compared to 71% and 78% for the same respective 1995 periods. The decrease in the loss ratios between 1996 and 1995 is the combined result of improved loss experience on the Company's core State & County business, retention of 50% of the policy origination fees, insignificant TAIPA premium allocations during 1996, and more favorable loss development in 1996 of the TAIPA business written in prior years. It should be noted that the impact of any change in TAIPA loss experience is intensified because TAIPA losses are 100% retained by Hallmark and are not included in Hallmark's quota-share reinsurance agreements.

     Other acquisition, underwriting and operating expenses for the three and nine months ended September 30, 1996, increased $1,207,327 and $2,845,976, respectively, as compared to the prior year. This increase is principally due to an almost 18% decrease in ceding commission income (as discussed in the Financial Condition and Liquidity section), as well as higher operating costs related to expanded premium finance operations in 1996 (which was a start-up operation beginning January 1995), start-up costs of E&S operations, higher operating costs related to increased staffing and professional development of claims personnel, along with increases in consulting and professional fees.

     Investment income for the three and nine months ended September 30, 1996 increased by approximately 51% and 85% respectively over the comparable period in 1995 as a result of an increase in funds available for investment and an increase in the percentage of funds invested. Invested funds have increased principally due to increased premium volumes during 1995, more timely funding of premiums under HFC's premium finance program and enhanced utilization of funds due to an improved cash management system implemented late-1995.

     Processing fees for the three and nine months ended September 30, 1996 were $423,584 and $1,477,779, respectively. While processing fees for the third quarter of 1996 decreased by $203,014 over the comparable period of 1995, year-to-date processing fees increased $635,748 over the same comparable period of 1995. The decrease in the third quarter processing fees is primarily related to the decreased premium volume of Hallmark during the third quarter of 1996 compared to 1995. These processing fees represent income earned by HFC pursuant to its premium finance program commenced January 1, 1995. The overall increase in 1996 is due to the program currently including financing of independent agency business, as well as Hallmark Agencies' premium production.

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

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibit listed in the Exhibit Index which appears on sequential page 17 is filed herewith.

     (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended September 30, 1996.

                                  EXHIBIT INDEX


EXHIBIT   DESCRIPTION

10(a) Automobile Physical Damage Catastrophe Excess of Loss Reinsurance Agreement effective July 1, 1996 between American Hallmark Insurance Company of Texas and Kemper Reinsurance Company.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)



Date:  November 13, 1996      /s/ Ramon D. Phillips
                              Ramon  D.  Phillips,  President  (Chief Executive
                              Officer)




Date:  November 13, 1996      /s/ John J. DePuma
                              John J. DePuma, Chief Financial Officer