Form 10KSB40
period 1996-12-31
HALLMARK FINANCIAL SERVICES INC
filed 1997-03-28
CIK 819913

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 1996

                     Commission file number 0-16090

                   HALLMARK FINANCIAL SERVICES, INC.
             (Name of Small Business Issuer in Its Charter)

Nevada                                            87-0447375
(State or Other Jurisdiction of
 Incorporation or Organization)              (I.R.S. Employer I.D. No.)

14651 Dallas Parkway, Suite 900, Dallas, Texas 75240
  (Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number, Including Area Code:  (972) 404-1637

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class           Name of Each Exchange on Which Registered

Common Stock, 34 par value    American Stock Exchange Emerging Company
                              Marketplace

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

State issuer's revenues for its most recent fiscal year - $15,435,462.

State the aggregate market value of the voting stock held by non-affiliates - $6,749,407 as of March 21, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, 34 par value -10,662,277 shares outstanding as of March 21, 1997.

                  DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

RISKS ASSOCIATED WITH FORWARD-LOOKING  STATEMENTS INCLUDED IN THIS  FORM
10-KSB

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 1. Description of Business.

Introduction

  Hallmark Financial Services, Inc. ("HFS"), a Nevada corporation formed in 1987, and its wholly owned subsidiaries (collectively referred to herein as the "Company") engage in the sale of insurance products on credit terms, primarily to lower and middle income customers. The Company's target market encompasses the substantial number of Americans who either are denied credit from banks, credit card companies and other conventional credit sources, or have never established a bank account or credit history. Currently, the Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance. Secondarily, the Company provides fee-based claims adjusting and related services for affiliates and third parties.

Overview

  The Company pursues its business activities through an integrated insurance group, the dominant members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of 14 affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a commercial excess and surplus lines affiliated managing general agency, Hallmark Underwriters, Inc. ("HUI"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"), herein collectively referred to as the "Insurance Group". The Company operates only in Texas.

  Hallmark writes non-standard automobile liability and physical damage coverages. Currently, Hallmark provides insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance.

  AHGA, a managing general agency, holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through a group of some 450 independent agents operating under their own names.

  HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late April 1996. HUI is expected to generate commission income by producing E&S insurance business through the Hallmark Agencies, certain agents from the Company's current independent agent group, and other selected independent agents not currently representing the Company.

  HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA. HFC's premium finance program is presently available through a financing and servicing arrangement with an unaffiliated premium finance company. During 1997, HFC expects to begin offering its own premium finance notes funded by the proceeds of loan agreements executed in March 1997. (See notes 9 and 11 to Consolidated Financial Statements.)

  HCS provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services to Hallmark and three unaffiliated third parties.

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

  During 1990, HFS identified Acadine Capital Corporation ("ACC") as an acquisition candidate. ACC operated various Texas retail insurance agencies that sold and financed non-standard automobile insurance on behalf of unaffiliated insurers. To comply with Texas Department of Insurance ("TDI") regulatory requirements, HFS first acquired the capital stock of the then inactive managing general agency, Brokers General, Inc. (now known as AHGA) on August 3, 1990. The purpose of the AHGA acquisition was to serve, initially, as a vehicle through which to acquire the retail agency operations of ACC. On August 30, 1990, HFS, through AHGA, acquired all of ACC's assets, including the retail agency operations. HFS also acquired ACC's premium finance operations through a newly-created subsidiary, Acadine Finance Corporation (now known as HFC). Immediately thereafter, HFS purchased the capital stock of Hallmark, as of September 1, 1990.

  During 1991, HFS expanded the Insurance Group through two additional acquisitions, neither of which constituted a material transaction for accounting purposes. It acquired the capital stock of Citizen's Adjustment and Reporting Services, Inc. (now known as HCS) as of January 1, 1991. Also, in May 1991, AHGA acquired the business and assets of another agency operation. AHGA currently owns fourteen retail agencies which operate under the American Hallmark Agencies name in various Texas cities.

Insurance Group Operations

  HFS manages Hallmark, AHGA, the Hallmark Agencies, HUI, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices. AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents. HUI produces E&S policies issued by unaffiliated insurance companies and manages the sale of these policies by the Hallmark Agencies and by Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through a group of some 450 independent agents operating under their own names.

  HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late April 1996. HUI is expected to generate commission income by producing E&S insurance business through the Hallmark Agencies, certain agents from the Company's current independent agent group, and other selected independent agents not currently representing the Company.

  HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA. HFC's premium finance program is presently available through a financing and servicing arrangement with an unaffiliated premium finance company. During 1997, HFC expects to begin offering its own premium finance notes funded by the proceeds of loan agreements executed in March 1997. (See notes 9 and 11 to Consolidated Financial Statements.)

  HCS provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services to Hallmark and three unaffiliated third parties.

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

  During 1990, HFS identified Acadine Capital Corporation ("ACC") as an acquisition candidate. ACC operated various Texas retail insurance agencies that sold and financed non-standard automobile insurance on behalf of unaffiliated insurers. To comply with Texas Department of Insurance ("TDI") regulatory requirements, HFS first acquired the capital stock of the then inactive managing general agency, Brokers General, Inc. (now known as AHGA) on August 3, 1990. The purpose of the AHGA acquisition was to serve, initially, as a vehicle through which to acquire the retail agency operations of ACC. On August 30, 1990, HFS, through AHGA, acquired all of ACC's assets, including the retail agency operations. HFS also acquired ACC's premium finance operations through a newly-created subsidiary, Acadine Finance Corporation (now known as HFC). Immediately thereafter, HFS purchased the capital stock of Hallmark, as of September 1, 1990.

  During 1991, HFS expanded the Insurance Group through two additional acquisitions, neither of which constituted a material transaction for accounting purposes. It acquired the capital stock of Citizen's Adjustment and Reporting Services, Inc. (now known as HCS) as of January 1, 1991. Also, in May 1991, AHGA acquired the business and assets of another agency operation. AHGA currently owns fourteen retail agencies which operate under the American Hallmark Agencies name in various Texas cities.

Insurance Group Operations

  HFS manages Hallmark, AHGA, the Hallmark Agencies, HUI, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices. AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents. HUI produces E&S policies issued by unaffiliated insurance companies and manages the sale of these policies by the Hallmark Agencies and by independent agents. HFC offers premium finance programs for both State & County and E&S policies marketed by the Hallmark Agencies and independent agents managed by AHGA and/or HUI. HCS provides claims services to Hallmark and unaffiliated third parties.

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

  During 1996, substantially all purchasers of Hallmark policies were individuals. No single customer or group of related customers has accounted for more than 1% of its net premiums written during any of the last three years.

  Currently, the Company writes both annual and monthly policies. During 1996 and 1995, monthly policies accounted for approximately 52% and 39%, respectively, of Hallmark's net premium volume. The Company's typical customer is unable or unwilling to pay a full year's premium in advance, and thus either a monthly policy or an annual policy on credit suits his/her budgetary needs. For the annual policy customer, the Company provides premium financing primarily through a premium finance program offered by HFC.

  Prior to January 1, 1995, and since early-1992, all premium financing offered by the Company was provided under a direct-bill program administered by Hallmark. Effective January 1, 1995, the Company began financing annual policy premiums produced by the Hallmark Agencies through a premium finance program offered by its formerly dormant premium finance subsidiary, HFC. During May 1995, the Company expanded HFC's operations to include financing premiums produced by the Company's independent agents. The finance charges a premium finance company may impose under a premium finance note are subject to state regulation, but the permissible rates are substantially higher than those an insurance company may now charge under a direct-bill program.

  During 1996, approximately 90% of Hallmark's annual policyholders financed their premiums through HFC's premium finance program. During 1995, approximately 89% of Hallmark's annual policyholders financed their premiums through either HFC's premium finance program or Hallmark's direct-bill program. During 1994, approximately 98% of Hallmark annual policyholders financed their premiums through Hallmark's direct-bill program.

  HCS provides claims adjustment and related litigation services to both the Company and third parties. Fees are charged either on a per-file basis, as a percentage of earned premiums, or in certain instances, a combination of both methods. When the Company receives notice of a loss, HCS personnel establish a claim file and an estimated loss reserve. HCS's adjusters review, investigate and initiate claim payments, with the Company utilizing a third-party claims service only in unusual circumstances. The Company has an in-house legal staff and thus handles much of its claims-related litigation in-house. Management believes that the Company can achieve optimal efficiency and cost effectiveness by utilizing its own trained employee-adjusters and in-house litigation staff in most instances.

Underwriting and Other Ratios

  An insurance company's underwriting experience is traditionally measured by the statutory "combined ratio". The combined ratio under statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the "statutory loss ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). The approximate SAP underwriting profit or loss is reflected by the extent to which the combined ratio is less or more than 100%. During 1996, 1995 and 1994, Hallmark experienced statutory loss ratios of 64.1%, 81.8% and 74.6%, respectively. During the same periods, it experienced statutory expense ratios of 31.9 %, 11.2% and 21.1%, respectively, and statutory combined ratios of 96.0%, 93.0% and 95.7%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by generally accepted accounting principles ("GAAP").

 The decrease in Hallmark's 1996 statutory loss ratio is principally due to the combined result of improved loss experience of the Company's core State & County business and retention of 62.5% of the policy origination fees (included in premiums earned) effective July 1, 1996. (See Management's Discussion and Analysis or Plan of Operation - Results of Operations.) To a lesser extent, insignificant Texas Automobile Insurance Plan Association ("TAIPA") premium allocations and more favorable loss development in 1996 of TAIPA business written in prior years contributed to the decrease in the 1996 loss ratio. Drivers who purchase insurance through TAIPA typically present high risks and past claims have been high. The number of drivers who purchased TAIPA coverage increased substantially in 1992 and 1993 as the flexible rating plan described in Reinsurance Arrangements resulted in reduced availability of alternative coverage. Participation in the TAIPA program, state-wide, remained high due to lower-than-market premium rates until a rate increase in June 1995. The percentage of TAIPA premiums allocated to Hallmark by the state peaked in 1992 and dropped dramatically in 1994. During 1996, 1995, 1994, 1993 and 1992, the
Company was assigned TAIPA premiums of approximately $4,000, $49,000, $285,000, $850,000, and $1,350,000, respectively. Due to a marked decrease in 1994 through 1996 allocations, TAIPA earned premiums for 1996 decreased to approximately $25,000 and thus, has had considerably less impact on Hallmark's underwriting performance than in prior years. The Company anticipates that TAIPA premiums should have little to no impact on Hallmark's future performance absent a regulatory change governing the TAIPA allocation methodology.

  Hallmark's 1995 statutory loss ratio was adversely affected by unusually high catastrophe losses due to hail, as well as an increase in non-catastrophic losses. To a lesser extent, adverse loss experience associated with assumed business produced by an unaffiliated agency pursuant to a 1993 reinsurance agreement also adversely affected the statutory loss ratio. Although this agreement was canceled effective December 31, 1994, the runoff of business pursuant to this contract continued to negatively impact Hallmark's 1995 loss ratio. Hallmark's 1994 statutory loss ratio was also negatively impacted by adverse loss experience associated with unaffiliated agency business assumed under the 1993 reinsurance agreement and to the impact of high losses associated with 1993 TAIPA premiums earned in 1994. It should be noted that the impact of TAIPA loss experience was intensified because TAIPA losses are 100% retained by Hallmark and are not included in Hallmark's quota-share reinsurance agreements.

  Hallmark's  1996  statutory  expense  ratio  of  31.9%  has  increased compared to 11.2% and 21.1% in 1995 and 1994, respectively. This increase in the statutory expense ratio is principally due to an almost 20% decrease in ceding commission income. (See Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity.)
 To a lesser extent, the increased statutory expense ratio is also affected by the increase in Hallmark's payment and retention of premium taxes and State & County ceding fees under new reinsurance treaties effective July 1, 1996. Hallmark's 1995 statutory expense ratio was favorably impacted by high ceding commission income associated with unusually high premium volumes during the third quarter of 1995.

  Under TDI guidelines, casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 1996, 1995, and 1994, Hallmark's premium-to-surplus ratios were 2.21 to 1, 2.58 to 1 and
2.53 to 1, respectively. The strengthening of the 1996 ratio in relation to 1995 and 1994 is primarily attributable to the combined effect of the decrease in 1996 premium volume and the statutory loss ratio improvement in Hallmark's core State & County business.

Reinsurance Arrangements

  Hallmark shares its claims risk with non-affiliated insurance companies. Effective March 1, 1992, Hallmark and AHGA entered into a reinsurance arrangement with an unaffiliated company, State & County. Effective July 1, 1996, this arrangement is supplemented by separate risk-sharing agreements between Hallmark and three unaffiliated companies, all of which are rated A- or better by A.M. Best: Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco"); and Odyssey Reinsurance Corporation ("Odyssey"), formerly Skandia America Reinsurance Corporation. Prior to July 1, 1996 and since March 1, 1992, Hallmark's principal quota-share reinsurance was with Vesta Fire Insurance Corporation ("Vesta"), an unaffiliated company with an A.M. Best rating of A. Between January 1, 1991 and February 29, 1992, Hallmark ceded 60% of its risk on a quota-share basis to a group of eight reinsurers.

  Prior to March 1, 1992, Hallmark was a direct writer of non-standard auto insurance on a consent-to-rate basis. On this basis, Hallmark set its premiums by reference to standard rates adopted by TDI, but added an excess premium in each prescribed rating category. Effective March 1992, TDI adopted certain amended regulations which replaced the existing premium rate-setting procedures with a flexible rating plan. This change virtually eliminated the possibility of Hallmark continuing to write insurance on a consent-to-rate basis.

  Primarily in response to this regulatory change, the Company entered into a relationship with a Texas county mutual insurance company, State & County. Texas county mutual companies are governed by special statutory standards, and their premium rates are not subject to the rate-setting formulas or TDI approvals required under the 1992 flexible rating plan.

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

  Pursuant to the reinsurance agreement, Hallmark reinsures 100% of the State & County business produced by AHGA. Under related reinsurance agreements effective July 1, 1996, Kemper, Dorinco, and Odyssey, collectively, assume a 75% pro-rata portion of the State & County business, including claims risk, from Hallmark. In addition, these reinsurers unconditionally guarantee Hallmark's and AHGA's obligations to State & County. Under the prior quota-share reinsurance agreement which was terminated effective June 30, 1996, Vesta assumed a pro-rata portion of the State & County business, including claims risk, from Hallmark. From August 1, 1993 to June 30, 1996, Hallmark retained 25% and Vesta assumed 75% of the State & County business. From March 1,

1992 through July 31, 1993, Hallmark retained 40% and Vesta assumed the balance.

  As compensation for acting as managing general agent, AHGA receives commissions equal to a percentage of premiums written. It uses a portion of these commissions to compensate its producing agents for selling State & County policies.

  State & County receives commissions from Hallmark on the State & County policies AHGA produces equal to a percentage of Hallmark's assumed premiums written. The commission rate decreases as the annual volume of premiums written exceeds specified levels. As permitted by law, AHGA charges policy origination fees on behalf of Hallmark in addition to premiums.

  Under the new reinsurance agreements between Hallmark and the reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy origination fees (rather than ceding 75% of the policy origination fees as under the Vesta treaty), pays premium taxes and front fees on 100% of the business produced (rather than premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional commission on the portion of the business ceded (rather than a guaranteed 30% ceding commission under the Vesta treaty). Policy origination fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the new treaties will be adjusted annually over a three year rating period on a sliding scale based on annual loss ratios.
 Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. Currently, the Company is recognizing a commission of 27.5% based on current loss experience.

Marketing

  Customers for non-standard automobile insurance typically fall into two groups. The first is drivers who have had standard auto insurance but no longer qualify due to reasons such as driving record, claims history, or residency status. The second group is drivers who either live in areas of Texas in which standard-rate insurers do not write insurance or who are declined coverage because of the standard-rate insurers' limits on the amount of coverage they write for new customers.
 Although these drivers may qualify for the lower standard rates, they cannot obtain standard coverage.

  As managing general agent, AHGA manages the marketing of the Company's non-standard automobile insurance program through a retail network of affiliated and independent agencies. At December 31, 1996, there were 14 affiliated offices, operating under the American Hallmark Agencies name, and some 450 independent agents with offices located throughout the State of Texas. The 14 Hallmark Agencies are located in Amarillo, Austin, Corpus Christi, Houston, Lubbock and the Dallas/Fort Worth metroplex area.

   Marketing efforts are twofold: one, direct advertising to the insured for the benefit of the Hallmark Agencies; and two, marketing and ongoing service to the Company's independent agents. The Hallmark Agencies business is developed primarily through advertising in regional and local publications, direct-mail, telephone solicitation and referrals from standard agents and existing customers. Field marketing representatives promote the Company's insurance program to prospective independent agents and service existing agents. The Hallmark Agencies principally sell Hallmark policies, while independent agents may represent several standard and non-standard insurers. The Company's appointed independent agents are located throughout Texas in major cities, as well as suburban and some rural areas, with an emphasis in the central and southern regions of Texas.

  During 1992, substantially all of the Company's core State & County business consisted of annual policies produced by the Hallmark Agencies.
 During 1993, the Company began bolstering premium volume principally through independent agent production of monthly policies. Thus, during 1993, annual policies were sold primarily by the affiliated agencies, while the majority of monthly policies were sold by independent agents.
 In 1994, the Company expanded its annual program whereby independent agents could sell annual policies, but receive commissions on an earned, or monthly, basis. The Company's previous annual program, offered only to selected independent agents, was substantially discontinued in late 1993. Annual premium production by independent agents during 1996 and 1995 accounted for approximately 40% and 57%, respectively, of total independent agent production.

Competition

  Information available from industry sources indicates that the private passenger automobile insurance market in Texas is approximately $6.8 billion in premium volume. Annual premium volume of the non-standard automobile policies written in Texas exceeded $2 billion, according to 1995 data. The Company's 1996 core State & County premium volume was almost 2% of the total non-standard market with gross premiums written of approximately $43 million as compared to gross premiums written of approximately $49 million in 1995 and gross premiums written of $27 million in 1994. Although competition in the Texas non-standard automobile insurance market is intense with some 40 companies competing, management believes that the Company has effective tools for increasing its market share. The Company relies on its ability to promptly set rates that are directed toward the lower-risk segment of the non-standard auto market and to compete on the basis of underwriting criteria and superior service to its agents and insureds.

Insurance Regulation

  The operations of Hallmark, AHGA and HFC are regulated by TDI. HFC is also subject to further regulation under the Texas Credit Code. Hallmark is required to file quarterly and annual statements of its financial condition with TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, premium-to-surplus ratio, loss reserves, deposits and investments, is subject to review by TDI. Since Hallmark does not write its insurance directly, but rather writes through a county mutual, its premium rates and underwriting guidelines are not subject to the same degree of regulation imposed on standard insurance companies. However, as discussed under Reinsurance Arrangements, premium rates and underwriting guidelines must be approved by State & County, and State & County, in turn, must file the rates with TDI. AHGA, HUI, and the producing agents who staff the Hallmark Agencies offices are subject to TDI's licensing requirements. HFC is also subject to licensing, financial reporting and certain financial requirements. In addition, interest rates, note forms and disclosures, among other things used by HFC, are regulated by the Office of Consumer Credit Commissioner, as well as by the TDI.

  TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the state of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. There were no assessments during 1996 and 1995, and thus Hallmark made no payments to the fund during the most recent two years. In 1994, Hallmark paid $33,619 to the state insolvency fund.

  HFS is also regulated as an insurance holding company under the Texas Insurance Code. Financial transactions between HFS or any of its affiliates and Hallmark are subject to regulation by TDI. Applicable regulations require TDI's approval of management and expense sharing contracts, intercompany loans and asset transactions, investments in the Company's securities by Hallmark and similar transactions. Further, dividends and distributions by Hallmark to HFS are restricted.

  On May 13, 1996, TDI issued its formal report on the results of TDI's regular, triennial examination of Hallmark's books and records as of September 30, 1995. The report indicated that no significant items or discrepancies were noted during the examination.

  Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula.
 The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of a company's statutory capital and surplus based upon a variety of factors such as potential risks related to the company's investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. Texas has not adopted the RBC for Insurers Model Act formulated by the NAIC, and currently there are no TDI filing or compliance requirements related to RBC.

Analysis of Hallmark's Losses and LAE

  The Company's consolidated financial statements include an estimated reserve for unpaid losses and LAE of the Company's non-standard automobile insurance subsidiary, Hallmark. Hallmark estimates its reserve for unpaid losses and LAE by using case-basis evaluations and statistical projections, which include inferences from both losses paid and losses incurred. Hallmark also uses recent historical cost data, periodic reviews of underwriting standards and claims management to modify the statistical projections. Hallmark gives consideration to the impact of inflation in determining its loss reserves, but does not discount reserve balances.

  The amount of Hallmark's reserves represents management's estimates of the ultimate net cost of all unpaid losses and LAE incurred through December of each year. These estimates are subject to the effect of trends in claim severity and frequency. Management continually reviews the estimates and adjusts them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years. (See the Loss and Loss Adjustment Expenses section of Note 1 of Notes to Consolidated Financial Statements.)

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

Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 1996, 1995 and 1994 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet.

                                   1996           1995           1994
                                        (Thousands of dollars)
Reserve for unpaid losses and
  LAE, net of reinsurance
  recoverables, at beginning
  of year                        $ 5,924       $  4,297         $ 4,321

Provision for losses and LAE
  for claims occurring in the
  current period                   8,441          8,458           6,803

Increase (decrease) in reserve
  for unpaid losses and LAE for
  claims occurring in prior
  periods                           (535)           502             (33)

Payments for losses and LAE,
  net of reinsurance:

  Current period                  (5,085)        (4,020)         (3,765)
  Prior periods                   (3,783)        (3,313)         (3,029)

                                  (8,868)        (7,333)         (6,794)

Reserve for unpaid losses and
 LAE, net of reinsurance
  recoverables, at end of year   $ 4,962        $ 5,924         $ 4,297

Reinsurance recoverables on
 unpaid losses and LAE, at
  end of year                     15,735         16,399           8,371


Reserve for unpaid losses and
 LAE, gross of reinsurance
  recoverables on unpaid losses,
  at end of year                 $20,697        $22,323         $12,668

SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 1996 and 1995 are summarized below:

                                                  1996           1995
                                             (Thousands of Dollars)
Reserve for unpaid losses and LAE on a
  SAP basis (net of reinsurance
  recoverables on unpaid losses)                  $5,483        $6,300

Deduct estimated salvage and subrogation
  recoveries reported on a cash basis
  for SAP purposes and on an accrual basis
  for GAAP purposes                                 (521)         (376)
Reserve for unpaid losses and LAE on GAAP
  basis (net of reinsurance recoverables
  on unpaid losses)                               $4,962        $5,924

ANALYSIS OF LOSS AND LAE RESERVE DEVELOPMENT

  The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1986 through 1996. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

                   ANALYSIS OF LOSS AND LAE DEVELOPMENT
                         (Thousands of dollars)

Year Ended
December 31      '86  '87  '88  '89  '90  '91  '92  '93  '94  '95  '96
A. Reserve for
 Unpaid
  Losses & LAE,
  Net of
 Reinsurance
  Recoverables   1130 1380 2365 3039 2968 3353 4374 4321 4297 5924 4962

B.Net Reserve Re-
  estimated as of:
  One year later 1299 2257 4264 3186 3126 2815 3423 4626 5175 5910
  Two years
   later         1566 4231 4486 3353 30012885  3285 4499 5076
  Three years
   later         3597 4321 4556 3374 3090 2813 3147 4288
  Four years
   later         3645 4388 4606 3408 3052 2700 3095
  Five years
   later         3629 4374 4595 3384 2988 2699
  Six years
   later         3632 4372 4593 3363 2994
  Seven years
   later         3632 4373 4585 3359
  Eight years
   later         3631 4370 4582
  Nine years
   later         3626 4367
  Ten years
   later         3626

C. Net Cumulative
   Redundancy
  (Deficiency)  (2496)(2987)(2217)(320)(26) 654 1279  33 (779)   14

D. Cumulative
   Amount of
   Claims Paid,
   Net of Reserve
   Recoveries,
   Through:
 One year later   935 1522 3490 1991 2100 1958 2109 3028 3313 3783
 Two years later 1325 4029 4155 2994 2760 2472 2768 3883 4442
 Three years
  later          3583 4211 4457 3285 2956 2654 2956 4147
 Four years
  later          3615 4334 4569 3363 2990 2668 3027
 Five years
  later          3627 4369 4587 3369 2983 2669
 Six years
  later          3632 4372 4590 3361 2981
 Seven years
  later          3632 4370 4583 3359
 Eight years
  later          3631 4368 4582
 Nine years
  later          3626 4367
 Ten years
  later          3626



  Net Reserve - December 31                                  $ 5,924  $ 4,962

  Reinsurance Recoverables                                    16,399   15,735
  Gross Reserve - December 31                                 22,323   20,697
  Net Re-estimated Reserve                                     5,910
  Re-estimated Reinsurance Recoverable                        15,874
  Gross Re-estimated Reserve                                  21,784
  Gross Cumulative Redundancy                                    539

Investment Policy

  Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), and including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity. The securities liquidated during 1996 were as a result of maturities, bond calls and prepayments of mortgage-backed securities totaling $1,775,414. In addition, as part of the Company's overall investment strategy, the Company implemented an integrated cash management system in late-1995 to maximize investment earnings on all available cash. During 1996, the Company's investment income totaled $863,863, compared to $585,055 for 1995.

Employees

  On  December 31,  1996, the  Company  employed 171  people on  a  full-time
basis.   None  of the Company's employees are  represented by labor unions.
The Company considers its employee relations to be good.

Item 2. Description of Property.

  The Company's corporate headquarters are located at 14651 Dallas Parkway, Suite 900, Dallas, Texas. This suite also houses Hallmark's operations, AHGA's administrative staff, HFC and HCS's operations, and the Company's computer center. The suite is located in a high-rise office building and contains approximately 21,587 square feet of space. Effective January 1, 1995, the Company renegotiated its lease for a period of 71 months to expire November 30, 2000. The rent is currently $22,790 per month, and will increase 3% to 4% annually to a maximum of $25,285 per month. The Hallmark Agencies' offices are located in 11 Texas cities, including Dallas, Fort Worth, Austin and Houston. These offices are located in office buildings, shopping centers, store fronts and similar commercial structures in low and
middle income neighborhoods.   They contain an average  of 900 square feet.
HUI currently shares space in one of the slightly larger Dallas metroplex offices. All are leased, some on a month-to-month basis and others for remaining terms ranging up to 36 months. The type of space the Hallmark Agencies occupy is generally available at moderate rentals. The Company does not consider the location of any particular agency office to be material to its insurance marketing operations.

Item 3.  Legal Proceedings.

  Except for routine litigation incidental to the business of the Company and as described in Note 9 to the Consolidated Financial Statements, neither the Company nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of 1996, the Company did not submit any matter to a vote of its security holders.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

  The Company's Common Stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 1995.

Period                      High Sale                 Low Sale

  1995
First Quarter                 $ .56                    $ .25
Second Quarter                  .75                      .56
Third Quarter                  1.44                      .56
Fourth Quarter                 1.50                      .81


  1996

First Quarter                 $1.38                    $1.00
Second Quarter                 1.25                      .94
Third Quarter                  1.63                     1.06
Fourth Quarter                 1.38                      .88

1997

First Quarter
(through March 21)            $ .94                    $ .63

On March  21, 1997  there were  183 record  holders of  the Company's  Common
Stock.

  The Company  has never paid dividends  on its Common Stock.   The Board  of
Directors intends to continue this policy in order to retain earnings for development of the Company's business.
Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion of the Company's financial condition and the results of its operations should be read in conjunction with the consolidated financial statements and related notes included in this Report.

Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. Net cash flow utilized from the Company's consolidated operations for the year ended December 31, 1996 was $621,720, and net cash flow provided for the year ended December 31, 1995 was $8,264,673, respectively.

     On a consolidated basis, the Company's liquidity declined 7% during 1996 as compared to 1995, with bonds, equities, short-term investments and cash totaling $13,441,831 at December 31, 1996. The decrease in 1996 cash flow compared to 1995 is primarily due to lower premium volumes during 1996 (gross premiums written of approximately $42.5 million and $49.2 for 1996 and 1995, respectively). Due to the combined effect of this volume decrease and the July 1, 1996 change in reinsurance treaty terms as discussed under
Reinsurance  Arrangements,   ceding  commission   income  decreased   20%.
Additionally, due to both the decrease in 1996 premium volumes, as well as  a

13%  decrease  in   annual  policy   production,  external   funds,  net   of
cancellations, received by the Company to fund annual premiums decreased $2,178,929 to $13,665,121 from $15,844,050.

   At December 31, 1996, the Company had $590,853 in notes payable, $433,517 of which is due in 1997. The Company expects to repay the amounts due on these notes with cash from operations. However, the amount to be paid in 1997 may be less than the $433,517 reflected in the 1996 notes payable balance. Included in this amount is a disputed principal obligation of $380,000 in connection with a financing transaction which occurred prior to HFS's acquisition of the Insurance Group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right of offset against a related claim in the sum of $240,000. See Note 5 to Notes to Consolidated Financial Statements.

   A substantial portion of the Company's 1996 liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $13,441,831 at December 31, 1996, $991,095 (as compared to $2,131,582 in 1995) represents non-restricted cash.
 Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to HFS are also restricted and, in certain instances, subject to TDI approval. Based on surplus at December 31, 1996, Hallmark could pay a dividend up to $546,000 to HFS during 1997 without TDI approval. In addition, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and other affiliates. Accordingly, management fees of $600,000 were paid or accrued in 1995, and management fees of $1,050,000 were paid or accrued in 1996. Management anticipates that Hallmark will continue to pay management fees periodically during 1997, and this should be a continued source of unrestricted liquidity.
 Further, management is committed to maintaining the surplus strength of Hallmark and has no current plans to pay any dividends from Hallmark to HFS.

   Commissions from an annual policy program for independent agents initiated during the first quarter of 1994 have been an additional source of unrestricted liquidity during 1995 and 1996. Under this program, AHGA offers independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire net annual premiums written. Independent agent production of annual policies was approximately $15 million in 1996 compared to $24 million in 1995. During 1996, AHGA received $2,660,234 in commissions related to this annual policy program from Hallmark, of which $1,079,346 will be paid to independent agents during 1997 as earned.

   Ceding commission income represents a significant source of funds to the Company. In 1996 and 1995, ceding commission income exceeded agent commission and other direct expenses associated with the cost of producing new business (i.e., policy acquisition costs). Ceding commission income for 1996 decreased $2,149,805 to $8,899,889 representing a 20% decrease as compared to 1995. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also decreased to $2,368,264 at December 31, 1996, from $3,518,227 at December 31, 1995. The reduction in deferred ceding commission income is principally due to the combined effect of a decrease in the

Company's premium volume, the July 1, 1996 change in reinsurance treaty terms and to a shift in policy mix due to lower annual policy production. In light of the decline in premium volume, particularly annual policies, deferred policy acquisition costs as of December 31, 1996, also decreased in relation to the prior year. However, deferred policy acquisition costs of $2,536,564 were $168,300 greater than deferred ceding commission income of $2,368,264 at December 31, 1996.

   Prepaid  reinsurance  premiums   and  reinsurance  recoverable   generally
decreased as expected in relation to decreased premium writings. See Note 4 to Notes to Consolidated Financial Statements.

   At December 31, 1996, Hallmark reported statutory capital and surplus of $5,177,994, which reflects an increase of $403,550 over the $4,774,444 reported at December 31, 1995. Although Hallmark reported $908,593 in statutory net income for 1996, surplus did not increase accordingly. This was principally due to a $509,200 charge to surplus for excess statutory reserves over statement reserves. Based on Hallmark's loss ratio history, statutory accounting regulations require that the minimum statutory loss ratio for auto liability be 75% for 1994 through 1996 accident years. Hallmark's liability loss ratio for the 1996 accident year was 70% and surplus was reduced accordingly. At December 31, 1996, Hallmark showed a premium-to-surplus ratio of 2.21 to 1, as compared to 2.58 to 1 for the year ended December 31, 1995. Management does not presently expect Hallmark to require additional capital during 1997. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through continued earnings from insurance operations. Management believes that improved loss ratios for 1996 reflect results of steps taken to address an unfavorable loss trend reported in 1995. The statutory loss ratio for the year ended December 31, 1996 was 64.1% compared to 81.8% for 1995. Improved claims handling, implementation of two rate increases in certain territories in 1996, and a similar rate adjustment in late-1995 and retention of 62.5% of the policy origination fees under the new July 1, 1996 reinsurance treaties favorably impacted Hallmark's loss ratios. Management also believes that steps initiated during the latter part of 1995 to strengthen the Company's claims operation has played, and should continue to play, a significant role in improving Hallmark's loss ratio.

   The transfer of financing from Hallmark's direct billing program to HFC's premium financing program has had a positive impact on liquidity during 1996 and 1995 and management expects this trend to continue. Effective January 1, 1995, the Company began financing annual policy premiums produced by the Hallmark agencies through a premium finance program offered by its formerly dormant premium finance subsidiary, HFC, and independent agents began financing through HFC's premium finance program in May of 1995. The financing of the premium notes is presently provided by an unaffiliated premium finance company on a secured basis (see "Insurance Group Operations"). During 1997, HFC expects to begin offering its own premium finance notes funded by $15 million in loan proceeds pursuant to agreements executed in March 1997. (See Notes 9 and 11 to Consolidated Financial Statements.)

   During 1997, management expects that Company liquidity will continue to be favorably impacted by a continued focus on strengthening the performance of the Company's core State & County business with particular emphasis on enhancement of HCS's procedures and staffing. The Company has increased its claims staff and hired additional, experienced claims adjusters and supervisory personnel that, in turn, should continue to lower loss and LAE payments and favorably impact the Company's profitability. This focus, along with the Company's ongoing ability to identify and retain quality independent agents and to respond on a timely basis to rate-change indications arising from both loss experience and competitive market considerations, is expected to enhance earnings and liquidity during 1997. Management also anticipates that an integrated cash management system implemented in late-1995 will continue to positively impact 1997 liquidity.

   The Company continues to pursue third party claims handling and administrative contracts. Effective January 1, 1997, the Company entered into a new agreement with an unaffiliated managing general agency ("MGA"). Under this three-year contract, the Company, as program administrator, will perform certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. In addition, Hallmark will assume a 10% pro-rata share of the business produced under this MGA's program. It is anticipated that fees under this contract could positively impact liquidity by late-1997.

   Beginning late-April 1996, the Company began marketing E&S insurance through HUI. This business is produced by the Hallmark Agencies and a select group of independent agents, and some portion of the premiums are financed by HFC. No entity within the Company bears any underwriting risk. The E&S policies are written on behalf of several A-rated (A.M. Best rating) unaffiliated insurance companies. HFC offers premium financing for E&S business produced by HUI, and is currently financing E&S premium notes with internally generated funds. As anticipated, the growth of this business has been gradual due, in part, to increased competition from the standard insurance market. Management remains committed to the development of its E&S program, and HUI is increasing its appointments of qualified independent agents. In addition, HUI recently entered into a relationship with a London broker and anticipates producing business during 1997 on behalf of a London carrier subject to satisfactory completion of contract terms and conditions. Nonetheless, it is not anticipated that the E&S program will significantly impact liquidity during 1997.

   Management intends  to continue  to investigate  opportunities for  future
growth and expansion.   However, the  Company currently has  no growth  plans
which would require significant additional external funding during 1997.

Results of Operations

   Gross premiums written (prior to reinsurance) of $42,502,556 for the year ended December 31, 1996 were $6,656,399 lower than gross premiums written of $49,158,955 in 1995, representing a decrease of approximately 14%. The decrease in gross premiums written during 1996 was due to management's strategy to curtail the exceptionally high premium volume which occurred in the third quarter of 1995 through rate adjustments and a culling of marginally performing agents. The surge in the third quarter 1995 premium volume was primarily the result of a significant TAIPA rate increase which directed a sizeable amount of former TAIPA business into the voluntary
market.       Net   premiums    written   (after    reinsurance)    decreased
disproportionately in relation to gross premiums written (prior to reinsurance). This 7% decrease in net premiums written versus the larger 14% decrease in gross premiums written was primarily the result of retaining 62.5% of policy origination fees under the new July 1, 1996 reinsurance treaty (rather than 25% under the former Vesta treaty).

   Premiums earned (prior to reinsurance) of $46,852,203 increased approximately 8% during 1996 as compared to 1995, and premiums earned (after reinsurance) increased approximately 14%. The increases in premiums earned prior to and after reinsurance relates to the following: (1) the 1996 earning of premiums written during the high-volume months of late 1995, (2) an increase in the monthly policy production (versus annual) from 39% in 1995 to 52% in 1996, and (3) retention of 62.5% of policy origination fees under the new reinsurance treaty effective July 1, 1996. Additionally, the disproportionate 1996 increase of 14% in premiums earned (after reinsurance) compared to the 8% increase in premiums earned (prior to reinsurance) was in line with the disproportionate increase in gross and net written premiums as discussed above.

   Incurred loss ratios (computed on both premiums earned prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 1996, were approximately 63% and 57%, respectively, as compared to 77% prior to and after reinsurance for 1995. The 14% decrease in the 1996 gross loss ratio was primarily attributable to (1) improved loss experience on the Company's core State & County business, (2) no catastrophic losses in 1996 as compared to sizeable 1995 hail losses, particularly during the second quarter of 1995, and (3) higher salvage and subrogation recoveries. The larger increase of 20% in the net incurred loss ratios (computed on net premiums earned after reinsurance) was primarily due to (1) retention of 62.5% of the policy fees and (2) more favorable loss development in 1996 of the TAIPA business written in prior years.

   Investment income of $863,863 for the twelve months ended December 31, 1996 increased 48% compared to the prior year. This 48% increase is primarily due to quicker availability of funds due to funding of premiums under the premium finance program (versus direct bill) for the entire 1996 year and an increase in the percentage of funds invested under the Company's enhanced cash management program.

   Processing fees, which represent fees earned by HFC pursuant to the commencement of its premium finance program on January 1, 1995, increased 28%. This increase is due to the financing of premiums produced by both independent agencies and Hallmark Agencies for the entire 1996 year versus financing of independent agency premiums for approximately half of 1995.

   Other acquisition and underwriting expenses of $5,208,456 increased approximately 150% as compared to the prior year. As discussed in the Financial Condition and Liquidity section, ceding commission income of $8,899,889 for the year decreased approximately 20% in relation to ceding commission income of $11,049,694 for 1995. The decrease in ceding commission income during 1996 is directly related to the decrease in premiums written during 1996 compared to 1995 as discussed above and the change in treaty terms affecting ceding commissions and premium taxes under the new July 1, 1996 reinsurance treaty (as discussed in the Financial Condition and Liquidity section).

   Operating expenses increased 65% due to costs associated with increases in legal expenses, expanded premium finance operations in 1996 (which was a start-up operation beginning January 1995), and start-up costs of E&S operations.

   Net acquisition costs, which represents the net amortization of deferred policy acquisition costs and deferred ceding commissions, decreased 256% from $441,101 to a credit of $686,986 principally due to the combined effect of

(1) the amortization during 1996 of a net deferred credit at the year ended December 31, 1995 (i.e., deferred ceding commissions exceeded deferred policy acquisition costs during 1995), (2) the amortization during 1996 of net policy acquisition costs deferred in 1996 (i.e., deferred policy acquisition costs exceeded deferred ceding commissions during 1996) primarily as a result of the decrease in 1996 ceding commission income, and (3) the fact that deferred ceding commissions exceeded deferred policy acquisition costs during a year (i.e., 1995) when premium volumes were extraordinarily high (as compared to 1996).

Year 2000 Compliance

   The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

New Accounting Pronouncements

   In June, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting using a financial-components approach based upon control of the related assets. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively. Management does not believe that the implementation of SFAS No. 125 would have a significant impact on the Company's financial statements.

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computation guidelines provided for in APB Opinion No. 15 Earnings Per Share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. Management has not yet determined the effect, if any, this SFAS No. 128 will have on the Company's consolidated financial statements.

   In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 is applicable to all entities and requires that disclosure about an entity's capital structure include brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

Item 7.  Financial Statements.

   The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report.

    Description                                                 Page Number

  Report of Independent Accountants                                   F-2

  Consolidated Balance Sheets at December 31, 1996 and 1995           F-3

  Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                          F-4

  Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1996 and 1995                                    F-5

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                          F-6

  Notes to Consolidated Financial Statements                          F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

  (b) Reports on Form 8-K. The Company did not file any Form 8-K Current Report during or with respect to the fiscal year ended December 31, 1996.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HALLMARK FINANCIAL SERVICES, INC.
                         (Registrant)

Date:  March 27, 1997         /s/ Ramon D. Phillips
                              Ramon D. Phillips, President (Chief
                              Executive Officer)

Date: March 27, 1997          /s/ Johnny J. DePuma
                              Johnny J. DePuma, Vice President
                              (Chief Financial Officer/Principal Accounting
                               Officer)

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date:  March 27, 1997         /s/ Ramon D. Phillips
                              Ramon D. Phillips, Director

Date:  March 27, 1997         /s/ Linda H. Sleeper
                              Linda H. Sleeper, Director

Date: March 27, 1997          /s/ Raymond A. Kilgore
                              Raymond A. Kilgore, Director

Date: March 27, 1997          /s/ Jack R. Daugherty
                              Jack R. Daugherty, Director

Date: March 27, 1997          /s/ Kenneth H. Jones, Jr.
                              Kenneth H. Jones, Jr., Director

Date: March 27, 1997          /s/ Samuel W. Rizzo
                              Samuel W. Rizzo, Director

Date: March 27, 1997          /s/ A. R. Dike
                              A. R. Dike, Director

Date: March 27, 1997          /s/ James H. Graves
                              James H. Graves, Director

Date: March 27, 1997          /s/ C. Jeffrey Rogers
                              C. Jeffrey Rogers, Director

Date: March 27, 1997          /s/ George R. Manser
                              George R. Manser, Director

                                EXHIBIT INDEX

  The following exhibits are either filed with this report or incorporated by reference.

Exhibit
Number                        Description                   Sequential Page #

3(a) Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit
          3(a) to the registrant's Annual Report on  Form
          10-KSB for the fiscal  year ended December  31,
          1993).

3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Annual
          Report on  Form 10-KSB  for  the fiscal  year  ended
          December 31, 1993).

4 Specimen certificate for Common Stock, 34 par value, of the registrant (incorporated by reference to Exhibit
          4 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

10(a)     Office Lease  for 14651  Dallas Parkway,  Suite
          900, dated  January 1,  1995, between  American
          Hallmark Insurance Company  of Texas and  Fults
          Management Company, as agent for The Prudential
          Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(b)     100%  Quota  Share  Reinsurance  Agreement,  as
          Restated, between  State &  County Mutual  Fire
          Insurance   Company   and   American   Hallmark
          Insurance Company of Texas, effective March  1,
          1992  (incorporated  by  reference  to  Exhibit
          10(a) to Amendment No. 1 on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992).

10(c)     General Agency  Agreement, effective  March  1,
          1992,  between  State  &  County  Mutual   Fire
          Insurance Company  and  Brokers  General,  Inc.
          (incorporated by reference to Exhibit 10(b) to Amendment No. 1 on Form 8 to the registrant's
          Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992).

10(d)     Quota Share  Retrocession Agreement,  effective
          March  1,  1992,   between  American   Hallmark
          Insurance Company of Texas and Liberty National
          Fire   Insurance   Company   (incorporated   by
          reference to Exhibit 10(c)  to Amendment No.  1
          on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September
          30, 1992).

10(e)     1991 Key  Employee  Stock Option  Plan  of  the
          registrant  (incorporated   by   reference   to
          Exhibit C to the definitive Proxy Statement relating to the registrant's Annual Meeting of Shareholders held May 20, 1991).

10(f)     1994 Key  Employee  Long  Term  Incentive  Plan
          (incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(g)     1994 Non-employee  Director Stock  Option  Plan
          (incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(h)     Reverse Split-Dollar Agreement, dated April 12,
          1991,  between  the  registrant  and  Ramon  D.
          Phillips (incorporated by reference to  Exhibit
          10(I) to the registrant's Annual Report on Form
          10-KSB for the fiscal  year ended December  31,
          1991).

10(I)     Form   of   Common   Stock   Purchase   Warrant
          representing warrants  issued to  officers  and
          directors of the registrant on October 2,  1992
          (incorporated by reference to Exhibit 10(l) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10(j)     Form of  Amendment  to  Common  Stock  Purchase
          Warrant  dated  March  29,  1994,  representing
          warrants issued  to officers  and directors  of
          the registrant on October 2, 1992 (incorporated
          by  reference   to   Exhibit   10(l)   to   the
          registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(k)     Addendum No. 2 to the Quota Share  Retrocession
          Agreement, effective  March  1,  1993,  between
          American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company
          (incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10(l)     Addendum No. 3 to the Quota Share  Retrocession
          Agreement, effective  August 1,  1993,  between
          American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company
          (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10(m)     Administrative    Services    and    Consulting
          Agreement, dated  December  23,  1993,  between
          American Southwest  Insurance  Managers,  Inc.,
          Liberty  National   Fire   Insurance   Company,

          Hallmark  Financial  Services,  Inc.,   Brokers
          General,  Inc.  and  Citizens  Adjustment   and
          Reporting  Service,   Inc.   (incorporated   by
          reference to Exhibit 10(q) to the  registrant's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10(n)     Form  of   Executive   Compensation   Agreement
          representing respective agreements dated August
          23,  1994,  between  registrant  and  Ramon  D.
          Phillips, Raymond A. Kilgore, Linda H. Sleeper, and Johnny J. DePuma (incorporated by reference to Exhibit 10(p) to the registrant's Annual
          Report on Form 10-KSB for the fiscal year ended
          December 31, 1994).

10(o)     Addendum  No.  1  to   the  100%  Quota   Share
          Reinsurance  Agreement,  as  restated   between
          State &  County Mutual  Fire Insurance  Company
          and  American  Hallmark  Insurance  Company  of
          Texas effective November 22, 1994 (incorporated
          by  reference   to   Exhibit   10(q)   to   the
          registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(p)     Processing  Agreement,  effective  January   1,
          1995, between  Peregrine Premium  Finance  L.C.
          and Hallmark Finance Corporation  (incorporated
          by  reference   to   Exhibit   10(r)   to   the
          registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(q)     Amendment to  Processing  Agreement,  effective
          January  1,  1995,  between  Peregrine  Premium
          Finance L.C. and  Hallmark Finance  Corporation
          (incorporated by reference to Exhibit 10(s) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(r)     Guaranty   of   Processing   Agreement,   dated
          December 30, 1994,  between Hallmark  Financial
          Services, Inc., Peregrine Premium Finance  L.C.
          and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10(t) to the registrant's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(s) Consent and Agreement, dated December 30, 1994, between Hallmark Finance Corporation and Bank
          One, Texas, N.A. (incorporated by reference  to
          Exhibit 10(u) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1994).

10(t)     Second, Third, Fourth  and Fifth Amendments  to
          Office Lease  for 14651  Dallas Parkway,  Suite
          900, dated  January 1,  1995, between  American
          Hallmark Insurance Company  of Texas and  Fults

          Management Company, as agent for The Prudential
          Insurance Company of America (incorporated by reference to Exhibit 10(t) to the Registrant's
          Annual Report on Form 10-KSB for the year ended
          12/31/95).

10(u)     Form of Shareholders Agreement dated January 1,
          1996, between American Hallmark General Agency,
          Inc., Robert  D. Campbell,  Margaret Jones  and
          American Hallmark Agencies, Inc.  (incorporated
          by  reference   to   Exhibit   10(u)   to   the
          Registrant's Annual Report on Form 10-KSB for the year ended 12/31/95).

10(v)     Form of Facilities  & Services Agreement  dated
          January  1,  1996,  between  American  Hallmark
          General  Agency,  Inc.,  Robert  D.   Campbell,
          Margaret Jones and American Hallmark  Agencies,
          Inc.  (incorporated  by  reference  to  Exhibit
          10(v) to the Registrant's Annual Report on Form
          10-KSB for the year ended 12/31/95).

10(w)     Form of Indemnification Agreement dated January
          1,  1996,  between  American  Hallmark  General
          Agency,  Inc.,  Hallmark  Financial   Services,
          Inc., Robert  D. Campbell,  Margaret Jones  and
          American Hallmark Agencies, Inc.  (incorporated
          by  reference   to   Exhibit   10(w)   to   the
          Registrant's Annual Report on Form 10-KSB for the year ended 12/31/95).

10(x)     Form of Shareholders Agreement dated January 3,
          1996, between American Hallmark General Agency,
          Inc., Robert  D. Campbell,  Richard Mason,  Sr.
          and Hallmark  Underwriters, Inc.  (incorporated
          by  reference   to   Exhibit   10(x)   to   the
          Registrant's Annual Report on Form 10-KSB for the year ended 12/31/95).

10(y)     Form of Facilities and Services Agreement dated
          January  3  1996,  between  American   Hallmark
          General  Agency,  Inc.,  Robert  D.   Campbell,
          Richard Mason,  Sr. and  Hallmark  Underwriter,
          Inc.  (incorporated  by  reference  to  Exhibit
          10(y) to the Registrant's Annual Report on Form
          10-KSB for the year ended 12/31/95).

10(z)     Form of Indemnification Agreement dated January
          3,  1996,  between  American  Hallmark  General
          Agency,  Inc.,  Hallmark  Financial   Services,
          Inc., Robert  D. Campbell,  Richard Mason,  Sr.
          and Hallmark  Underwriters, Inc.  (incorporated
          by  reference   to   Exhibit   10(z)   to   the
          Registrant"s Annual Report on Form 10-KSB for the year ended 12/31/95).

10(aa)    Form  of   Second   Amendment   to   Processing
          Agreement, effective November 30, 1995, between
          Peregrine Premium  Finance  L.C.  and  Hallmark
          Finance Corporation (incorporated by reference to Exhibit 10(aa) to the Registrant's Annual
          Report  on  Form  10-KSB  for  the  year  ended
          12/31/95).

10(ab)    Form of 100% Quota Share Reinsurance  Agreement
          between State  & County  Mutual Fire  Insurance
          Company and American Hallmark Insurance Company
          of Texas effective  July 1, 1996  (incorporated
          by  reference   to   Exhibit   10(a)   to   the
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ac)    Form  of  Quota  Share  Retrocession  Agreement
          between American Hallmark Insurance Company  of
          Texas   and    the   Reinsurer    (specifically
          identified  as  follows:  Dorinco,  Kemper  and
          Skandia), effective July 1, 1996  (incorporated
          by  reference   to   Exhibit   10(b)   to   the
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ad)    Guaranty  Agreement  effective  July  1,   1996
          provided by Dorinco Reinsurance Company in favor of State & County Mutual Fire Insurance
          Company (incorporated by  reference to  Exhibit
          10(c) to the  Registrant's Quarterly Report  on
          Form 10-QSB  for  the quarter  ended  June  30,
          1996).

10(ae)    Guaranty  Agreement  effective  July  1,   1996
          provided by Kemper Reinsurance Company in favor of State & County Mutual Fire Insurance Company
          (incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-
          QSB for the quarter ended June 30, 1996).

10(af)    Guaranty  Agreement  effective  July  1,   1996
          provided   by   Skandia   America   Reinsurance
          Corporation in favor of  State & County  Mutual
          Fire   Insurance   Company   (incorporated   by
          reference to Exhibit 10(e) to the  Registrant's
          Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ag)    Form  of  Guaranty  of  Performance  and   Hold
          Harmless Agreement       effective July 1, 1996
          between Hallmark Financial  Services, Inc.  and
          Dorinco   America    Reinsurance    Corporation
          (incorporated by reference to Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-
          QSB for the quarter ended June 30, 1996).

10(ah)    Form  of  Guaranty  of  Performance  and   Hold
          Harmless Agreement       effective July 1, 1996
          between Hallmark Financial  Services, Inc.  and
          Kemper Reinsurance Company (incorporated by reference to Exhibit 10(g) to the Registrant's
          Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ai)    Form  of  Guaranty  of  Performance  and   Hold
          Harmless  Agreement  effective  July  1,   1996
          between Hallmark Financial  Services, Inc.  and
          Skandia   America    Reinsurance    Corporation
          (incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-
          QSB for the quarter ended June 30, 1996).

10(aj)    Form of Addendum No.  4 - Termination to  Quota
          Share Retrocession  Agreement between  American
          Hallmark Insurance Company  of Texas and  Vesta
          Fire   Insurance   Company   (incorporated   by
          reference to Exhibit 10(I) to the  Registrant's
          Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ak)    Form of Addendum  No. 3 -  Termination to  100%
          Quota  Share   Reinsurance  Agreement   between
          American Hallmark Insurance Company and State &
          County   Mutual    Fire    Insurance    Company
          (incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-
          QSB for the quarter ended June 30, 1996).

10(al)    Automobile Physical  Damage Catastrophe  Excess
          of Loss Reinsurance Agreement effective July 1,
          1996  between   American   Hallmark   Insurance
          Company of Texas and Kemper Reinsurance Company
          (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-
          QSB for  the quarter  and ended  September  30,
          1996).

10(am)    Form of  100%  Quota  Share  Reinsurance  Agreement,     *
          effective January 1, 1997, between State and  County
          Mutual  Fire  Insurance   Company,  Vaughn   General
          Agency, Inc. and  American Hallmark General  Agency,
          Inc.

10(an)    Form of  General  Agency  Agreement,  effective          *
          January 1,  1997, between  Dorinco  Reinsurance
          Company, State and County Mutual Fire Insurance
          Company and Vaughn General Agency, Inc.

10(ao)    Form  of   Administrative  Services   Agreement          *
          between State and County Mutual Fire  Insurance
          Company,  Vaughn  General   Agency,  Inc.   and
          American Hallmark General Agency, Inc.

10(ap)    Form of Loan  Agreement dated  March 11,  1997,          *
          between Hallmark Financial  Services, Inc.  and
          Dorinco Reinsurance Company.

10(aq)    Form of Promissory Note  dated March 11,  1997,          *
          with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee.

10(ar)    Stock Pledge and Security Agreement dated March          *
          11,  1997,  between  ACO  Holdings,  Inc.   and
          Dorinco Reinsurance Company.

10(as)    Form of Loan  Agreement between  Hallmark Finance        *
          Corporation and NationsBank of Texas, N.A., dated
          March 17, 1997.

10(at)    Form of Promissory Note, dated March 17, 1997, with      *
          NationsBank of Texas, N.A. as Bank and Hallmark
          Finance Corporation as Borrower.

10(au)    Form of Security Agreement dated March 17, 1997,         *
          between NationsBank of Texas, N.A. and Hallmark
          Finance Corporation.

22 List of subsidiaries of the registrant (incorporated by reference to Exhibit 22 to the registrant's Annual
          Report on Form 10-KSB for the fiscal year ended
          December 31, 1991).

28        Schedule P of American Hallmark Insurance Company of     P
          Texas as filed with the Texas Department of Insurance for the year ended December 31, 1996.

EXHIBIT NOTES:
* = FILED HEREWITH
P = PAPER COPY FILED

Report of Independent Accountants



To the Board of Directors
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and Subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and Subsidiaries as of December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 21, 1997

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1996 and 1995

           ASSETS                                1996          1995
Investments:
  Debt securities, held-to-maturity         $ 5,160,137   $ 6,409,544
  Equity securities, available-for-sale         152,246       171,727
  Short-term investments, at cost which
  approximates market value                   3,380,059     3,615,327
          Total investments                   8,692,442    10,196,598

Cash and cash equivalents                     4,749,388     4,257,755
Prepaid reinsurance premiums                  8,480,257    11,726,968
Premiums receivable                           2,501,003     4,898,628
Installment premiums receivable
(net of allowance for doubtful accounts
  of $8,675 in 1996 and $20,275 in 1995)         23,935       299,182
Reinsurance recoverable                      20,058,062    19,335,746
Deferred policy acquisition costs             2,536,564     2,999,541
Excess of cost over net assets acquired, net
 of accumulated amortization
 of $1,014,309 in 1996 and $856,231 in 1995   5,215,905     5,373,983
Deferred Federal income taxes                   330,718       567,969
Accrued investment income                        46,606        55,765
Other assets                                  1,128,882       798,216
                                           $ 53,763,762  $ 60,510,351
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                            $    590,853  $    639,162
  Unpaid losses and loss adjustment
   expenses                                  20,697,393    22,323,090
  Unearned premiums                          11,310,250    15,659,897
  Reinsurance balances payable                2,946,034     3,489,357
  Deferred ceding commissions                 2,368,264     3,518,227
  Drafts outstanding                            838,007       684,430
  Accounts payable and other accrued
    expenses                                  3,591,597     3,824,591
         Total liabilities                   42,342,398    50,138,754

Commitments and contingencies
   (Notes 9 and 11)
Stockholders' equity:
  Common stock, $.03 par value,
  authorized 100,000,000 shares;
  issued 10,962,277 shares in 1996 and 1995     328,868       328,868
Capital in excess of par value               10,349,665    10,349,665
Retained earnings                             1,342,831       293,064
Treasury stock, 300,000 shares, at cost        (600,000)     (600,000)

        Total stockholders' equity           11,421,364    10,371,597
                                           $ 53,763,762  $ 60,510,351

The accompanying notes are an integral part of the consolidated financial statements.

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996 and 1995

                                                1996          1995
Gross premiums written                     $ 42,502,556  $ 49,158,955
Ceded premiums written                      (31,038,998)  (36,832,312)

        Net premiums written               $ 11,463,558  $ 12,326,643
Revenues:
  Premiums earned                          $ 46,852,203  $ 43,410,319
  Premiums ceded                            (34,285,710)  (32,409,627)
        Net premiums earned                  12,566,493    11,000,692
  Investment income, net of expenses            863,863       585,055
  Finance service charges                        27,470       628,747
  Processing fees                             1,802,606     1,414,283
  Service fees                                   88,439        79,779
  Other income                                   86,591        87,347

        Total revenues                       15,435,462    13,795,903

Benefits, losses and expenses:
  Losses and loss adjustment expenses        29,715,838    33,350,740
  Reinsurance recoveries                    (22,495,277)  (24,885,262)
        Net losses and loss adjustment
         expenses                             7,220,561     8,465,478
 Acquisition costs, net                        (686,986)      441,101
 Other acquisition and underwriting
  expenses                                    5,208,456     2,081,279
 Operating expenses                           1,873,626     1,136,173
 Interest expense                                42,483        40,361
 Amortization of intangible assets              168,078       185,953
        Total benefits, losses and
         expenses                            13,826,218    12,350,345

Income from operations before federal
  income taxes                                1,609,244     1,445,558
Provision for federal income taxes              559,477       190,801

        Net income                          $ 1,049,767   $ 1,254,757
Net income per share of common stock-
 primary and fully diluted                  $       .09   $       .11

Weighted average shares outstanding          12,204,008    11,510,611


                The accompanying notes are an integral part
                 of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1996 and 1995

               Common Stock    Capital
             Number               in       Retained                  Total
               of       Par    Excess of   Earnings   Treasury  Stockholders'
             Shares    Value   Par Value  (Deficit)     Stock      Equity
Balance at
December 31,
1994      10,962,277  $328,868 $10,349,665 ($961,693) ($600,000) $9,116,840

Net income     -         -           -      1,254,757      -       1,254,757

Balance at
December 31,
1995      10,962,277  $328,868 $10,349,665   $293,064 ($600,000) $10,371,597

Net income     -         -           -      1,049,767      -       1,049,767

Balance at
December 31,
1996      10,962,277  $328,868 $10,349,665 $1,342,831 ($600,000) $11,421,364

                   The accompanying notes are an integral
              part of the consolidated financial statements.

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996 and 1995

                                                1996         1995
Cash flows from operating activities:
  Net income                               $  1,049,767   $ 1,254,757
Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization expense       282,178       305,491
    Loss on sale of assets                      ( 2,971)        -
    Change in deferred Federal income taxes     237,251      (567,969)
    Change in prepaid reinsurance premiums    3,246,711    (4,422,684)
    Change in premiums receivable             2,397,625    (4,898,628)
    Change in installment premiums
      receivable                                275,247     7,985,451
    Change in deferred policy acquisition
      costs                                     462,977      (885,782)
    Change in deferred ceding commissions    (1,149,963)    1,326,883
    Change in unpaid losses and loss
      adjustment expenses                    (1,625,697)    9,654,784
    Change in unearned premiums              (4,349,647)    5,429,986
    Change in reinsurance recoverable          (722,316)   (8,953,435)
    Change in reinsurance balances payable     (543,323)      770,318
    Change in all other liabilities             (79,417)    1,654,639
    Change in all other assets                 (103,113)     (389,138)

        Net cash provided (used) by
        operating activities                   (624,691)    8,264,673

Cash flows from investing activities:
  Purchases of property and equipment          (339,523)     (184,540)
  Purchases of debt securities                 (530,422)   (3,018,214)
  Maturities, redemptions and capital
   distributions of investment securities     1,799,310       934,102
  Purchase of short-term investments               -       (3,515,327)
  Maturities of short-term investments          235,268       220,000

        Net cash provided by (used in)
         investing activities                 1,164,633    (5,563,979)

Cash flows from financing activities:
    Repayment of notes payable                 ( 48,309)     (243,700)

    Cash used in financing activities           (48,309)     (243,700)
Increase in cash and cash equivalents           491,633     2,456,994
Cash and cash equivalents at
   beginning of year                          4,257,755     1,800,761
Cash and cash equivalents at
   end of year                             $  4,749,388   $ 4,257,755
Supplemental cash flow information:
 Interest paid                             $     42,483   $    40,360
 Income taxes paid                         $    504,220   $   825,000

                The accompanying notes are an integral part
                 of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Accounting Policies:

    General

    Hallmark  Financial  Services,   Inc.  ("HFS")  and  its   subsidiaries
    (collectively, the "Company"), are engaged primarily in (1) the marketing, underwriting and premium financing of non-standard automobile insurance, and (2) providing fee-based claims adjusting and administrative services to third parties. The Company conducts these activities through its wholly-owned subsidiaries: American Hallmark Insurance Company of Texas ("Hallmark"), American Hallmark General Agency, Inc. ("AHGA"), Hallmark Claims Service, Inc. ("HCS"), and Hallmark Finance Corporation ("HFC"). Hallmark is a licensed insurer in Texas and is regulated by the Texas Department of Insurance. AHGA is a managing general agency currently selling policies written by an unaffiliated insurer which are reinsured by Hallmark; HFC offers premium financing through an unaffiliated premium finance company for annual policies sold by AHGA; and HCS provides claims adjusting services for Hallmark and third parties.

    Principles of Consolidation

    The  accompanying   consolidated  financial   statements  include   the
    accounts and operations of HFS and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

    Equity securities are reported at market value. Unrealized gains and losses are recorded as a component of stockholder's equity.

    Short-term investments are  carried at cost which approximates  market.
    Short-term  investments  include  certificates  of  deposit   maturing
    within one year, U.S. Government securities maturing within one year, money market funds, and other interest-bearing deposits.

    Realized investment gains and losses are recognized in operations on the specific identification method.

    Recognition of Premium Revenues

    Insurance premiums are earned pro rata over the terms of the  policies.
     Policy fees are recognized when received. Insurance premiums written include gross policy fees of $4,874,897 and $5,252,575 and policy fees of $2,053,736 and $1,313,144, net of reinsurance, for the years ended December 31, 1996 and 1995, respectively.

    Finance Service Charges

    The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly owned subsidiary, HFC. Under a servicing and financing arrangement with an unaffiliated company, HFC receives a processing fee which is paid and recognized on an earned basis. (See Notes 9 and 11.)

    Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    Property and Equipment

    Property and equipment, aggregating $1,096,825 and $757,302, at December 31, 1996 and 1995, respectively, included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (five to ten years). Depreciation expense for 1996 and 1995 was $114,099 and $112,886, respectively. Accumulated depreciation was $611,609 and $500,480 at December 31, 1996 and 1995, respectively.

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

    Losses and Loss Adjustment Expenses

    Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1996 and 1995. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

    These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses at December 31, 1996 and 1995, are reported net of recoverables for salvage and subrogation of approximately $521,000 and $377,000, respectively.

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

    Intangible Assets

    When Hallmark, AHGA, HFC, and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license, and 3 non-compete arrangements all of which were fully amortized at December 31, 1996.

    The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful life is warranted.

    Net Income Per Share

    The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

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

    Stock Option Plan

    In  October 1995,  The  Financial Accounting  Standard  Board  ("FASB")
    issued Statement of Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123). Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting
    Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25 (See Note 7).

    New Accounting Pronouncements

    In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting using a financial-components approach based upon control of the related assets. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively. The Company does not believe that the implementation of SFAS No. 125 will have a significant impact on its consolidated financial statements.

    In February 1997, the FASB  issued SFAS No. 128, "Earnings Per  Share".
    SFAS  No.  128  is   designed  to  improve  the  earnings  per   share
    information provided in financial statements by simplifying the existing computation guidelines provided for in APB Opinion No. 15
    Earnings Per Share. SFAS No. 128 is effective for financial statements for periods ending after December 31, 1997. Management has not yet determined the effect, if any, SFAS No. 128 will have on the Company's consolidated financial statements.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 is applicable to all entities and requires that disclosure about an entity's capital structure include brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

    Reclassification

    Certain  previously reported  1995 amounts  have been  reclassified  to
    conform to  current year presentation.   Such reclassifications had  no
    effect on net income or stockholders' equity.

2.  Investments:

    Major categories of net investment income are summarized as follows:

Years ended December 31,

                                               1996      1995
      Debt securities                       $374,598  $330,280
      Equity securities                        9,689    11,689
      Short-term investments                 355,084   121,328
      Cash equivalents                       122,644   119,512
      Other                                    1,960     3,107
                                             863,975   585,916

      Investment expenses                       (112)     (861)

      Net investment income                 $863,863  $585,055

    No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 1996 and 1995, respectively.

    The amortized cost and estimated market value of investments in debt securities by category is as follows:

                                         Gross        Gross
                          Amortized   Unrealized    Unrealized     Market
                             Cost        Gains        Losses       Value
At December 31, 1996

U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $2,434,973  $32,775     ($11,221)   $2,456,528
Mortgage Backed Securities   2,399,635   21,250      (65,721)    2,355,163
Obligations of state and
 local governments             325,529    6,452       (590)        331,391

 Total debt securities      $5,160,137  $60,477     ($77,532)   $5,143,082

At December 31, 1995

U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $3,467,482  $65,759     ($10,095)   $3,523,146
Mortgage Backed Securities   2,513,859   26,038      (46,625)    2,493,272
Obligations of state and
  local governments            428,203   15,458          -         443,661

  Total debt securities     $6,409,544 $107,255     ($56,720)   $6,460,079

    The amortized cost and estimated market value of bonds at December 31, 1996, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                   Amortized         Market
    Maturity                          Cost           Value
    1997                           $ 1,004,290  $ 1,001,406
    1998 - 2000                        927,371      920,969
    2001 - 2005                        502,777      525,250
    After 2005                         326,064      340,294
    Mortgage backed securities       2,399,635    2,355,163

                                   $ 5,160,137  $ 5,143,082

    At December 31, 1996 and 1995, investments in debt securities, with an approximate carrying value of $100,000 and $98,000, respectively, were on deposit with the Texas Department of Insurance as required by statutory regulations.

    Proceeds from investment securities of $1,775,414 and $934,102 during 1996 and 1995, respectively, were primarily from maturities and bond calls.

3.  Liability for Unpaid Losses and Loss Adjustment Expenses:

    Activity in the liability for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                          1996         1995
    Balance at January 1              $ 22,323     $ 12,668
      Less reinsurance recoverables     16,399        8,371

    Net Balance at January 1             5,924        4,297

    Incurred related to:
      Current year                       8,441        8,458
      Prior years                         (535)         502

    Total incurred                       7,906        8,960

    Paid related to:
      Current year                       5,085        4,020
      Prior years                        3,783        3,313

    Total paid                           8,868        7,333

    Net Balance at December 31           4,962        5,924
      Plus reinsurance recoverables     15,735       16,399

    Balance at December 31            $ 20,697     $ 22,323

    Incurred  losses  of  $7,906,000 and  $8,960,000  for  1996  and  1995,
    respectively, include a decrease of $535,000 for 1996 and an increase of $502,000 for 1995 due to respective changes made in reserve estimates for losses and LAE incurred in prior years.

4.  Reinsurance:

    Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

    Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State and County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 1996 and 1995 were $46,827,628 and $43,212,837, respectively. Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 1996 and 1995, Hallmark held for the benefit of State & County, cash and cash equivalents of $3,275,519 and $1,439,760, respectively, and investment securities at amortized cost of $6,510,613 and $7,243,756, respectively.

    The arrangement is supplemented by a separate retrocession agreement effective July 1, 1996 between Hallmark and Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco") and Odyssey Reinsurance Corporation (AOdysseyA). Prior to July 1, 1996, Hallmark had a separate retrocession agreement with Vesta Fire Insurance Corporation ("Vesta"). Under both agreements, the Company retains 25% of the risk and cedes 75% to the reinsurers.

    Under the retrocession agreement with Kemper, Dorinco, and Odyssey, Hallmark receives a provisional ceding commission of 30%. This provisional commission is adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. For the year ended December 31, 1996, Hallmark recognized a commission of 27.5% based on current loss experience.

    Effective July 1, 1996, Hallmark entered into an Excess of Loss Reinsurance Agreement with Kemper whereby Kemper reinsures Hallmark for physical damage catastrophe losses in excess of 95% of the ultimate net loss over and above an initial ultimate net loss of
    $100,000 on each and every loss occurrence, subject to a limit of liability to Kemper of $142,500 on each and every loss occurrence. Prior to July 1996, Hallmark's catastrophic occurrences were reinsured under an agreement with Vesta. There were no catastrophic losses during 1996. During 1995, there were two catastrophic occurrences as defined and covered under the agreements with Vesta due to severe hailstorms in March and May. Total net recoveries under the agreements were $129,000.

5.  Notes Payable:

    A summary of the Company's notes payable is as follows:

                                                    December 31,
                                                   1996      1995
  Note payable to individual                   $210,666  $258,975
  Note payable to unaffiliated
    finance company                             380,187   380,187
         Total                                 $590,853  $639,162

    Scheduled annual principal payments on all the foregoing borrowings are as follows:

         Year
         1997                               $   433,517
         1998                                    58,915
         1999                                    65,084
         2000                                    33,337
         Total                              $   590,853

    The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

    The entire note payable to unaffiliated finance company with interest at prime plus one percent was due March 1, 1993. The Company has not made payments on the note since November 1992, and is in technical default. The note provides for an interest rate after maturity of the maximum statutory interest rate. The Company believes it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company. The total principal and interest in arrears aggregates $754,148 at December 31, 1996. Both the lender and its subsidiary are currently in bankruptcy proceedings. Upon final settlement, management believes the cost, if any, to the Company will not exceed amounts accrued in these financial statements.

6.  Stockholders' Equity:

    Hallmark's 1996 and 1995 net income and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $908,593 and $5,177,994, and $836,605 and $4,774,444, respectively. The minimum statutory capital and surplus required for Hallmark by the Texas Department of Insurance is $2,000,000.

    Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net investment income of the preceding calendar year. No dividends were declared or paid by Hallmark in 1996 or 1995.

7.  Stock Option Plans:

    The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1991 employee plan, the 1994 employee plan and the non-employee director plan is 500,000, 1,500,000 and 1,350,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date. In accordance with APB No. 25, the Company has not recognized compensation expense for the stock options granted in 1996 and 1995.

    In October 1992, the Company issued warrants to purchase 981,333 shares of its common stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value was assigned to these warrants. The Guaranty Warrants were fully exercisable between October 2, 1992 and October 1, 1996, at which time they would have expired to the extent not exercised. On March 28, 1996, the Board of Directors extended the exercisability of the Guaranty Warrants through October 1, 1998. This resulted in the forfeiture and is deemed a re-grant for accounting purposes of the Guaranty Warrants thus requiring a new measurement date. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).

    A summary of the status of the Company's stock options and warrants as of December 31, 1996 and December 31, 1995, and the changes during the year ended on those dates is presented below:

                                1996                      1995
                       Number                   Number
                    of Shares of   Weighted  of Shares of   Weighted
                     Underlying     Average   Underlying     Average
                    Options and    Exercise  Options and    Exercise
                      Warrants      Prices    Warrants       Prices
Outstanding at
 beginning
 of the year          2,601,333     $ .42     2,516,333     $  .375
Granted at a
   discount             981,333     $ .50       230,000     $  .68
Granted at the
   money                350,000     $1.125       -            -
Granted at a
   premium                 -          -           5,000     $ 1.125
Total Granted         1,331,333     $ .66       235,000     $  .66

  Exercised                -          -          -            -
  Forfeited            (981,333)    $ .50        -            -
  Expired              (105,000)    $1.92      (150,000)    $  .375
Outstanding at
  end of year         2,846,333     $ .53     2,601,333     $  .42
Exercisable at
  end of year         2,332,333     $ .51     1,992,333     $  .53

                                     1996                  1995
  Weighted-average FV of options
    granted at a discount           $ .11                  $.75
  Weighted-average FV of options
    granted at the money            $ .95                     -
  Weighted-average FV of options
    granted at a premium               -                   $.95
  Weighted-average FV of all options
    granted during the year         $ .33                  $.76

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: no dividend yield for both years; risk-free interest rates are different for each grant and range from 5.54% to 7.82%; the expected lives of options are 7 years; and volatility of 100% for all grants.

     The  following  table  summarizes  information  about  stock   options
     outstanding at December 31, 1996:

                    Options and                        Options and
               Warrants Outstanding               Warrants Exercisable

                    Weighted Avg.
                     Remaining
Range of               Contr.
Exercise Outstanding   Actual  Weighted Avg.  Exercisable   Weighted Avg.
Prices  at 12/31/96    Life   Exercise Price  at 12/31/96   Exercise Price
$.25
 to
$.70     2,491,333      4.89       $ .45      2,189,333        $ .44

$.71
 to
$1.188     355,000      9.03       $1.13        143,000        $1.13

$.25
 to
$1.188   2,846,333      5.4        $ .54      2,332,333        $ .51

The pro forma effects on net income and earnings per share for 1996 and 1995 from compensation expense computed pursuant to SFAS No. 123 is as follows:

                          December 31, 1996          December 31, 1995
                        As Reported  Pro Forma    As Reported    Pro Forma
SFAS No. 123 Charge          -       $ 259,291         -        $   92,954
Net Income               $1,049,767  $ 878,635    $1,254,757    $1,193,407
Net Income Per
  Common Share           $     .09   $     .07    $      .11    $      .10

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

8.   Income Taxes:

     The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1996, and 1995, is as follows:

                                              1996             1995
 Deferred tax liabilities:
 Deferred policy acquisition costs,
   deductible for tax                      ($862,432)      ($1,019,844)
  Other                                      -                  (2,373)
          Total deferred tax liabilities    (862,432)       (1,022,217)
 Deferred tax assets:
   Unearned premiums                         192,439           267,439
   Loss reserve discounting,
    net of salvage and subrogation            65,207           140,211
 Deferred ceding commissions,
    non-deductible for tax                   805,210         1,196,197
   Accrued Expenses                           30,444            30,444
   Net operating loss carryforward            33,171            33,171
   Allowance for doubtful accounts            41,510               -
        Other                                 58,347            20,286

           Total deferred tax assets       1,226,328         1,687,748

  Net deferred tax asset                     363,896           665,531
    Valuation allowance                       33,178            97,562
  Net deferred tax asset                  $  330,718       $   567,969
(/TABLE)

    A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

    A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 1996, and 1995, is as follows:

                                                 1996             1995
     Computed expected income tax
      expense at statutory regulatory
      tax rate                                $ 547,143         $ 491,490
      Amortization of excess cost
        over net assets acquired                 53,959            53,024
      Tax-exempt interest                        (8,290)           (9,251)
      Key-man life insurance                      7,878             5,909
      Change in valuation allowance             (64,392)         (364,084)
      Other                                      23,179            13,713
      Income tax expense                      $ 559,477        $  190,801
(/TABLE>

    The change in the valuation allowance primarily results from the utilization, based upon its recent operating history, of net operating loss carryforwards for which a full valuation allowance had previously been recorded.
(PAGE)
    The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at December 31, 1996, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

         Year
         2002                                 $   1,325
         2003                                    96,237
                                              $  97,562

9.  Commitments and Contingencies:

    The Company  has several leases,  primarily for  office facilities  and computer  equipment,  which  expire  in  various  years  through  2000.
    Certain  of these  leases  contain  renewal options.    Rental  expense
    amounted to  $681,326 and  $566,296 for  the years  ended December  31,
    1996 and 1995, respectively.

    Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

         Year
         1997                              $    548,315
         1998                                   480,260
         1999                                   445,364
         2000                                   337,085

    Total minimum lease payments            $ 1,811,024

    Effective January 1, 1995,  HFC entered into a financing and  servicing arrangement  with an  unaffiliated premium  finance company,  Peregrine
    Premium Finance  L.C. ("Peregrine").   Under  the agreement,  Peregrine
    has agreed to provide a  credit facility of $13,500,000 as of  December
    31, 1996,  to fund  premium finance  notes (the  "Notes") generated  by
    financing State  & County  policies produced by  AHGA.   HFC, in  turn,
    processes  and  services  the  Notes  on  behalf  of  Peregrine  for  a processing  fee approximating  Peregrine's  operating profit  from  the
    Notes, net of imputed borrowing costs on the credit facility and  after
    deducting certain  expenses, including default  cost.   As of  December
    31, 1996 and 1995, Peregrine had issued notes totaling $ 8,969,747  and
    $11,831,771, respectively,  under the credit  facility.    The  imputed
    interest costs on the funds borrowed by HFC range from prime (8.25%  at
    December 31, 1996) plus one percent on approximately 80% of the  funded
    amount to  25% on  approximately 20% of  the funded  amount.   Although
    Peregrine's commitment to  HFC is not contingent upon Peregrine  having a  bank  credit  facility to  fund  some  portion  of  the  Notes,  the agreement provides  for the possible existence  of such a facility  and further  provides  that  HFC will  reimburse  Peregrine  for  any  fees
    charged by  the bank.   Under the agreement,  a bank  has committed  to
    provide approximately 80% of the funding of the Notes up to  $6,450,126 and $8,570,373 at December 31, 1996 and 1995, respectively. Under  this facility, HFC  reimbursed Peregrine $24,370  and $34,599  for 1996  and
    1995, respectively,  in bank commitment  fees representing one-half  of one  percent  on the  unused  portion  of the  bank  commitment  credit facility.  HFS guarantees HFC's performance and obligations under  this
    agreement.   Neither  the  Notes issued  by  Peregrine nor  the  credit facility amount outstanding  is recorded in the accompanying  financial statements.

    At December 31, 1996, a standby  letter of credit of $150,000 had  been
    issued  by  a  financial  institution  under  an  agreement,   expiring
    December  29,  1997,  which  is  being  maintained  as  collateral  for performance  and  advances  received  on  a  reinsurance  contract.  At
    December 31,  1996, no  amounts were  outstanding under  the letter  of
    credit.   The letter  of credit requires  an annual  commitment fee  of
    $2,000  and is  collateralized by  a U.S.  Government Security  with  a total par value of $200,000 held in Hallmark's name.

    Effective August  1, 1994, the Company  adopted a 401(K) savings  plan.
    Employees who  have completed three months  of service are eligible  to
    participate.   Under this plan  employees may contribute  a portion  of
    their  compensation, and  the Company  may contribute  a  discretionary
    amount each  year.    The Company's contribution  for 1996 was  $82,000
    and for 1995 was $56,856.

    A  lawsuit filed  in  March 1995,  by  former directors,  officers  and agents of Hallmark  relates to a claim  for indemnification.  On  March
    5, 1997, a jury returned a verdict against the Company and in favor  of
    a  former   director  and  officer  of   Hallmark  in  the  amount   of
    approximately  $516,000 on  the basis  of   contractual  and  statutory
    indemnification  claims.   Although the  jury returned  a verdict,  the
    court has not  yet rendered judgment on  such verdict.  Therefore,  the case  is  presently  neither final  nor  appealable.  In  addition,  by agreement  of  the litigants,  the  issue  of attorneys'  fees  in  the lawsuit remains to be submitted to the court for determination.

    The Company believes the verdict  in this lawsuit was both legally  and factually incorrect.  The  Company intends to file a motion  requesting the court  to render judgment in  favor of the Company  notwithstanding the jury verdict.  If the jury verdict is not set aside or modified  by the trial court, the  Company presently intends to appeal the  judgment after it is rendered by the  court.  However, the Company is  presently unable to  determine the likelihood of  an unfavorable outcome to  such
    motion  or  appeals.   Therefore,  the  Company has  accrued  only  its
    estimated attorneys' fees of $235,000.

    The  Company is  involved in  other various  claims and  legal  actions
    arising  in  the ordinary  course  of  business.   In  the  opinion  of
    management, the ultimate disposition  of these matters will not have  a material adverse effect on the Company's financial position or  results of operations.

    From  time to  time,  assessments are  levied  on the  Company  by  the guaranty association of the State of Texas.  Such assessments are  made primarily  to  cover  the  losses  of  policyholders  of  insolvent  or
    rehabilitated insurers.   These assessments can be partially  recovered
    through  a  reduction  in   future  premium  taxes.    There  were   no
    assessments for 1996 and 1995.

10. Concentrations of Credit Risk:

    The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit
    Insurance Corporation.

    All  of  the   Company's  business  activity  is  with  customers   and
    independent agents located within the State of Texas.

11.  Subsequent Event:

    Effective  March 11,  1997,  HFS entered  into  a loan  agreement  with
    Dorinco  ("Dorinco Loan  Agreement"),  an unaffiliated  company  and  a principal reinsurer  of Hallmark , whereby  HFS borrowed $7,000,000  to contribute to its wholly owned  premium finance subsidiary, HFC.  In  a related transaction, effective March 17, 1997, HFC entered into a  loan agreement ("Bank Credit Line")  with a bank whereby the bank  committed to provide a revolving credit facility of $8,000,000 for funding of  up to  60%  of  premium finance  notes  outstanding  for  State  &  County policies.  Proceeds  from the Dorinco Loan  Agreement were used to  pay
    $5,915,109 outstanding under HFC's financing and servicing  arrangement with  Peregrine (the  "Peregrine  Agreement"), liquidating  the  prime-
    plus-one  80%-tier  of   the  two-tier  financing  arrangement.     The
    Peregrine  Agreement's 20%  tier, with  a 25%  interest rate,  will  be utilized by HFC until approximately June 15, 1997 at the conclusion  of
    HFC's  90-day written  cancellation notification  period.   Thereafter,
    the Peregrine Agreement  will terminate upon the  later of the date  on which (1) all run-off is  complete and (2) no outstanding principal  or
    interest  on the  Notes  is due.    Until  such time  that  the  90-day
    cancellation is  satisfied, HFC  will utilize  remaining proceeds  from the Dorinco Loan Agreement to fund the Peregrine Agreement's 80%  tier.
     Beginning on  or about June  15, 1997, HFC  will commence funding  all new notes issued  by HFC with proceeds from  both the Dorinco Loan  and the Bank Credit Line.

    The Dorinco Loan  Agreement provides for a  seven-year term at a  fixed
    interest rate of 8.25%.   Interest is payable monthly through  February
    28, 1999, with principal and interest payments commencing March 31,
    1999  through March  31, 2004.   Under  the Dorinco  Loan Agreement,  a
    penalty ranging from $80,000 to $120,000  is charged for prepaying  the loan prior to the fourth anniversary date except that after the  second anniversary date, up to 40%  of the outstanding balance may be  prepaid without penalty.

    Collateral securing  the Dorinco loan  is limited to  the stock of  HFC and a  commitment by HFS  to restrict the  stock of  Hallmark and  AHGA precluding its use as collateral  in any other transaction, as long  as
    certain  financial  covenants   defined  as  "triggering  events"   are
    maintained.  To avoid a triggering event, Hallmark must (1) maintain  a combined  ratio and  loss ratio  which does  not exceed  107% and  83%, respectively; (2)  maintain statutory surplus  of $4,200,000 and  incur no decreases to surplus in any  one year that exceeds 15% of the  prior year surplus,  and (3) HFC  must maintain a  certain interest  coverage
    ratio and stockholders' equity levels as defined in the agreement.   If
    a triggering event should occur, HFS  has ten days to pledge the  stock of  AHGA and  Hallmark as  additional collateral  securing the  Dorinco
    loan.   The  Dorinco  Loan  Agreement also  contains  covenants,  which require the Company to satisfy certain financial ratios which are  less restrictive  than  the  "triggering  event"  ratios  and,  among  other things,  restricts  capital expenditures,  payment  of  dividends,  and incurring of additional debt.

    In addition,  the Dorinco Loan Agreement  requires that effective  July
    1, 1997, Hallmark increase the volume of business ceded to Dorinco under the July 1, 1996 reinsurance treaty and satisfy certain annual volume levels ceded over the seven year term of the agreement.
    Effective January  1, 1997,  the commission  structure under  Dorinco's reinsurance treaty will be amended to include more favorable terms that allows Hallmark to earn an additional 1% commission at a higher loss ratio than under the current structure and also increases the maximum ceding commission that Hallmark may earn by 1% up to 34.5%, but reduces the minimum ceding commission from 26% to 23% under certain conditions.

    The Bank Credit Line provides for an eighteen-month term which  expires
    September 17,  1998.  Fundings  under this line  are limited  to a  60%
    advance  rate against  a borrowing  base  of eligible  premium  finance notes receivable as defined  in the agreement.  The agreement  provides for monthly interest payments with interest rate options of prime  plus three-eighths floating or  the London Interbank Offered Rate  ("LIBOR")
    plus  two and  eight-tenths  with fixed  rate  tranches of  three,  six and/or twelve  months in $250,000-minimum increments  up to a total  of twelve tranches.  A one-half  of one percent commitment fee is  payable
    on any  unused portion of  the Bank Credit  Line.   To secure  advances
    under the  line, HFC must  grant the bank  a security  interest in  the premium finance notes  and HFS and certain subsidiaries must  guarantee
    HFC's  indebtedness.   The Bank  Credit  Line agreement  also  contains
    covenants, which,  among other things, require  the Company to  satisfy the  same  financial ratios  as  in  the Dorinco  Loan  Agreement,  and includes, but is not limited to, restrictions on capital  expenditures, payment of  dividends, and incurring of  additional debt, and  requires that the Company be in compliance  with all terms and covenants of  the
    Dorinco Loan Agreement.


