Form 10QSB
period 1997-03-31
HALLMARK FINANCIAL SERVICES INC
filed 1997-05-13
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1997



Commission file number 0-16090


                    Hallmark Financial Services, Inc.
    (Exact name of small business issuer as specified in its charter)


         Nevada                                  87-0447375
(State or other jurisdiction of              (I.RS. Employer
corporation or organization)                 Identification No.)

14651 Dallas Parkway, Suite 900
Dallas, Texas                                     75240
Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code:  (972) 404-1637

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of May 9, 1997.

                                 PART I
                         FINANCIAL INFORMATION

Item 1.   Financial Statements

                     INDEX TO FINANCIAL STATEMENTS


                                                      Sequential Page
Consolidated balance sheets at March 31, 1997
(unaudited) and December 31, 1996                           3

Consolidated statements of income (unaudited)
for the three months ended March 31, 1997
and March 31, 1996                                          4

Consolidated statements of cash flows (unaudited)
for the three months ended March 31, 1997
and March 31, 1996                                          5

Notes to consolidated financial
statements (unaudited)                                      6

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                 March 31   December 31
            ASSETS                                 1997         1996
                                               (Unaudited)
Investments:
  Debt securities, held-to-maturity           $ 4,870,017   $ 5,160,137
  Equity securities, available-for-sale           149,433       152,246
  Short-term investments, at cost which
  approximates market value                     4,196,139     3,380,059

     Total investments                          9,215,589     8,692,442

  Cash and cash equivalents                     4,153,840     4,749,388
  Prepaid reinsurance premiums                  9,125,748     8,480,257
  Premium receivable                            3,360,435     2,524,938
  Note receivable                               6,174,144         -
  Reinsurance recoverable                      19,964,108    20,058,062
  Deferred policy acquisition costs             2,911,841     2,536,564
  Excess of cost over net assets acquired,
  net of accumulated amortization               5,176,651     5,215,905
  Deferred federal income taxes                   296,841       330,718
  Accrued investment income                        64,469        46,606
  Other assets                                  1,138,006     1,128,882

     Total assets                             $61,581,672   $53,763,762

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                               $ 7,578,014   $   590,853
  Unpaid losses and loss adjustment expenses   18,585,067    20,697,393
  Unearned premiums                            12,270,216    11,310,250
  Reinsurance balances payable                  3,828,792     2,946,034
  Deferred ceding commissions                   2,464,230     2,368,264
  Drafts outstanding                            1,164,885       838,007
  Accounts payable and other accrued expenses   3,963,191     3,591,597

      Total liabilities                        49,854,395    42,342,398

Stockholders' equity:
  Common stock, $.03 par value, authorized
  100,000,000 shares;(issued 10,962,277 shares
  in 1997 and 1996)                               328,868       328,868
  Capital in excess of par value               10,349,665    10,349,665
  Retained earnings                             1,648,744     1,342,831
  Treasury stock                                 (600,000)     (600,000)
      Total stockholders' equity               11,727,277    11,421,364

                                              $61,581,672   $53,763,762

               The accompanying notes are an integral part
                of the consolidated financial statements.

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                  Three Months Ended
                                                       March 31
                                                  1997          1996
Gross premiums written                        $11,140,479   $10,458,399
Ceded premiums written                        ( 7,846,463)  ( 7,845,566)
  Net premiums written                        $ 3,294,016   $ 2,612,833
Revenues:
  Premiums earned                             $10,180,513   $12,076,910
  Premiums ceded                              ( 7,200,971)  ( 9,048,429)
    Net premiums earned                         2,979,542     3,028,481

Investment income, net of expenses                184,555       214,489
Interest income - note receivable                  32,454           -
Processing fees                                   363,374       495,995
Service fees                                       50,332        29,502
Other income                                       65,822        30,445

    Total revenues                              3,676,079     3,798,912

Benefits, losses and expenses:
  Losses and loss adjustment expenses           6,676,723     8,082,104
  Reinsurance recoveries                      ( 5,038,874)  ( 6,073,637)
   Net losses and loss adjustment expenses      1,637,849     2,008,467

  Acquisition costs, net                      (   279,311)  (   105,321)
  Other acquisition and underwriting expenses   1,344,755       957,392
  Operating expenses                              474,575       434,650
  Interest expense                                 44,065        11,076
  Amortization of intangible assets                43,370        41,399

  Total benefits, losses and expenses           3,265,303     3,347,663

Income from operations before
  federal income taxes                            410,776       451,249
Federal income tax                                104,863       148,660

  Net income                                  $   305,913    $  302,589

Net income per share of common stock          $       .03    $      .03

Weighted average shares outstanding            11,640,734    11,533,131

              The accompanying notes are an integral part
               of the consolidated financial statements.

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                   1997         1996
Cash flows from operating activities:
  Net income                                   $  305,913  $   302,589
  Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization expense           72,146       63,055
   Change in deferred federal income taxes         33,877        6,775
   Change in prepaid reinsurance premiums      (  645,491)   1,202,864
   Change in premium receivable                (  835,497)   1,787,569
   Change in deferred policy acquisition
    costs                                      (  375,277)     255,524
   Change in deferred ceding commissions            95,966  (  360,845)
   Change in unpaid losses and loss
    adjustment expenses                        (2,112,326)   1,707,719
   Change in unearned premiums                    959,966   (1,618,511)
   Change in reinsurance recoverable               93,954   (1,659,929)
   Change in reinsurance balances payable         882,758      301,519
   Change in all other liabilities                698,472   (  243,046)
   Change in all other assets                      59,502   (  158,819)
   Net cash provided by (used in)
    operating activities                       (  766,037)   1,586,464

Cash flows from investing activities:
  Purchases of property and equipment          (   36,972)  (  129,651)
  Purchase of note receivable                  (6,174,144)        -
  Maturities of debt securities                      -         121,374
  Maturities, redemptions, and capital
   distributions of investment securities         292,933          807
  Purchase of short-term investments           (  816,080)  (4,449,259)
  Maturities of short-term investments               -       3,139,554
   Net cash used in investing activities       (6,734,263)  (1,317,175)

Cash flows from financing activities:
  Proceeds from long-term borrowings            7,000,000        -
  Payment of borrowing cost                    (   82,409)       -
  Repayment of short-term borrowings           (   12,839)  (  11,622)
   Cash provided by (used in) financing
    activities                                  6,904,752   (  11,622)
Increase (decrease) in cash and cash
 equivalents                                   (  595,548)     257,667
Cash and cash equivalents at beginning
 of period                                      4,749,388    4,257,755
Cash and cash equivalents at end
 of period                                     $4,153,840   $4,515,422
Supplemental cash flow information:
  Cash paid during the period for
  interest                                     $     -      $   11,076

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1997 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1996 for a description of all other accounting policies. Certain items in the 1996 interim financial statements have been reclassified to conform to the 1997 presentation.

  The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

New Accounting Pronouncements

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computation guidelines provided for in APB Opinion No. 15 Earnings Per Share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. Management does not anticipate that SFAS No. 128 will have any effect on the Company's consolidated financial statements.

  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 is applicable to all entities and requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

Note 2 - Investments

  Debt securities, held-to-maturity, for the three month period ended March 31, 1997 include investments in U.S. Government securities totaling $2,747,335, which includes special revenue bonds of $2,122,682. Short-term investments consist of U.S. Government agency securities of $4,196,139. Short-term investments mature within one year.

  Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

Note 3 - Notes Payable

  A summary of the Company=s notes payable as of March 31, 1997 is as follows:

  Note payable to Dorinco                    $7,000,000
  Note payable to unaffiliated finance
   company                                      380,187
  Note payable to individual                    197,827

    Total                                    $7,578,014

  Effective March 11, 1997, the Company entered into a loan agreement with Dorinco Reinsurance Company ("Dorinco"), an unaffiliated company, whereby the Company borrowed $7,000,000 to contribute to its premium finance subsidiary, Hallmark Finance Corporation ("HFC"). Proceeds from this loan are intended to be used by HFC to fund premium finance notes. (See Notes 4 and 8.) The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. Interest is payable monthly through February 28, 1999, with principal and interest payments commencing March 31, 1999 through March 31, 2004. A penalty ranging from $80,000 to $120,000 is charged for prepaying the loan prior to the fourth anniversary date except that after the second anniversary date, up to 40% of the outstanding balance may be prepaid without penalty.

  As long as certain financial covenants defined as "triggering events" are maintained, collateral for the loan is limited to the stock of HFC and a covenant by the Company not to use the stock of American Hallmark Insurance Company of Texas ("Hallmark") and American Hallmark General Agency, Inc. ("AHGA"). To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which does not exceed 107% and 83%, respectively; (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus; and (3) cause HFC to maintain a certain interest coverage ratio and stockholders' equity levels as defined in the agreement. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco loan. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurring of additional debt. For the period ending March 31, 1997, the Company is in compliance with the covenants of the loan.

  The note payable to unaffiliated finance company with interest at prime plus one percent was due March 31, 1993. The Company has not made payments on the note since November 1992, and is in technical default. The note provides for an interest rate after maturity of the maximum statutory interest rate. The Company believes it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company. The total principal and interest in arrears aggregates $776,959 at March 31, 1997. Both the lender and its subsidiary are currently in bankruptcy proceedings. Upon final settlement, management believes the cost, if any, to the Company will not exceed amounts accrued in these financial statements.

  The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

Note 4 - Note Receivable

  Proceeds of $5,915,109 from the Dorinco loan (discussed in Note 3) were used to repay external borrowing by Peregrine Premium Finance L.C. ("Peregrine") incurred to fund premium finance notes pursuant to the financing and servicing arrangement between HFC and Peregrine. In addition, $259,035 in internally generated funds were loaned to Peregrine to fund new premium finance notes. As a result, at March 31, 1997, the Company had a $6,174,144 note receivable from Peregrine. The Peregrine note principal varies in proportion to the amount used by Peregrine to fund premium finance notes, but is not to exceed $7,500,000. The note is collateralized by the premium finance notes and bears interest at prime plus 1% ( 9.5% at March 31, 1997).


Note 5 - Federal Income Taxes

  The composition of deferred tax assets and liabilities and the related tax effects as of March 31, 1997 and December 31, 1996 is as follows:

                                                     1997        1996
Deferred Tax Assets:
  Property and equipment basis                    $  21,873   $ 32,607
  Unearned premiums                                 213,824    192,439
  Loss reserve discounting                           39,082     65,207
  Deferred ceding commissions,
  non-deductible for tax                          ( 152,188)  ( 57,222)
  Net operating loss carryforward                    33,171     33,171
  Other                                             174,250     97,694
   Total gross deferred tax assets                  330,012    363,896

  Valuation allowance                             (  33,171)  ( 33,178)
  Net deferred tax asset                          $ 296,841  $ 330,718

  A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the period ended March 31, 1997 and 1996 is as follows:
                                                 1997         1996
  Computed expected income tax expense
  at statutory regulatory tax rate           $  139,664   $ 147,924
  Amortization of excess cost                    13,399      13,226
  Tax-exempt interest                        (      492)   (    328)
  Change in valuation allowance                    -       ( 16,098)
  Other                                      (   47,708)      3,936
  Income tax expense                         $  104,863   $ 148,660

  The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at March 31, 1997, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

                   Year
                   2002                 $    1,325
                   2003                     96,237
                                           $97,562

Note 6 - Warrants Outstanding

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

  In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value was assigned to these warrants. The Guaranty Warrants were fully exercisable between October 2, 1992 and October 1, 1996, at which time they would have expired to the extent not exercised. On March 28, 1996, the Board of Directors extended the exercisability of the Guaranty
Warrants through October 1, 1998. This resulted in a new exercise period from October 1, 1996 (new measurement date) to October 1, 1998. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).

Note 7 - Reinsurance

  Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

  Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and written on State & County policies. The arrangement was supplemented by a separate retrocession agreement between Hallmark and Vesta Fire Insurance Corporation ("Vesta"). Hallmark and Vesta shared the risk on the State & County policies with Hallmark retaining 25%. This retrocession agreement with Vesta was terminated on a run-off basis effective June 30, 1996.

  Effective July 1, 1996, Hallmark renewed its reinsurance arrangement with State & County and entered into a new retrocession agreement with Kemper Reinsurance Company, Dorinco and Odyssey Reinsurance Corporation. Under the new retrocession agreement, Hallmark continues to retain 25%.


Note 8 - Commitments and Contingencies

  Effective March 17,  1997, HFC entered  into a  loan agreement  (ABank
Credit Line@) with a bank whereby the bank committed to provide a revolving credit facility of $8,000,000 for funding of up to 60% of premium finance notes outstanding for State and County policies.
Beginning on or about June 15, 1997, upon completion of the 90-day cancellation notification period to Peregrine, HFC will commence funding all new notes issued by HFC with proceeds from both the Dorinco loan as discussed in Note 3 and the Bank Credit Line.

  The Bank Credit Line provides for an eighteen-month term which expires September 17,1998. Fundings under this line are limited to a 60% advance rate against a borrowing base of eligible premium finance notes receivable as defined in the agreement. The agreement provides for monthly interest payments with interest rate options of prime plus three-eighths floating or the London Interbank Offered Rate ("LIBOR") plus two and eight-tenths with fixed rate tranches of three, six and/or twelve months in $250,000-minimum increments up to a total of twelve tranches. A one-fourth of one percent usage fee is payable on any unused portion of the Bank Credit Line. To collateralize advances under the line, HFC must grant the bank a security interest in the premium finance notes and the Company must guarantee HFC's indebtedness. The Bank Credit Line agreement also contains covenants which, among other things, require the Company to satisfy the same financial ratios as in the Dorinco loan agreement, and includes, but is not limited to, restrictions on capital expenditures, payment of dividends, and incurring of additional debt, and requires that the Company be in compliance with all terms and covenants of the Dorinco loan agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

  Introduction.   Hallmark  Financial  Services, Inc.  ("HFS")  and  its
wholly owned subsidiaries (collectively referred to herein as the "Company") engage in the sale of insurance products on credit terms, primarily to lower and middle income customers. Its target market encompasses the substantial number of Americans who either are denied credit from banks, credit card companies and other conventional credit sources, or have never established a bank account or credit history. Currently, the Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance. Secondarily, the Company provides fee-based claims adjusting and related services for affiliates and third parties.

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

  Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. From March 1, 1992 through June 30, 1996, Hallmark ceded a portion of its risk to Vesta Fire Insurance Corporation ("Vesta") (60% between March 31, 1992 and July 31, 1993 and 75% between August 1, 1993 and June 30, 1996). Effective July 1, 1996, Hallmark entered into a new reinsurance treaty with Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco"), and Odyssey Reinsurance Corporation ("Odyssey"), ceding a total of 75% of its risk. HFC offers premium financing to Hallmark policyholders through a financing and servicing arrangement with an unaffiliated premium finance company. Beginning in June 1997, HFC will begin offering premium financing and issue its own premium finance notes funded by $15 million in loan proceeds pursuant to agreements executed in March 1997. (See Notes 3 and 8 to the
Consolidated Financial Statements.) AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

  HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late April 1996. HUI is expected to generate commission income by producing E&S insurance business through the network of the Company's fourteen retail agencies, certain agents from the Company's current independent agent group, and other selected independent agents.

Financial Condition and Liquidity

  The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. Net cash flow utilized from the Company's consolidated operations for the three months ended March 31, 1997 was $766,037 and net cash flow provided for the three months ended March 31, 1996 was $1,586,464. While premiums receivable at March 31, 1997 and 1996 are approximately the same, the year-end premiums receivable balances preceding each respective quarter varied significantly. Premiums receivable at December 31, 1996 were almost 50% lower than at December 31, 1995 principally due to unusually high annual premium volume during 1995. As a result, cash received under the Company's premium finance program during the first quarter of 1997 was considerably less than cash received during the same period of 1996.

  On a consolidated basis, the Company=s liquidity remained relatively unchanged as of March 31, 1997 as compared to December 31, 1996. The Company's total cash and investments were $13,369,429 and $13,441,830 as of March 31, 1997 and December 31, 1996, respectively. Although cash flow from operations decreased during the first quarter of 1997 compared to the same quarter in 1996 (as discussed above), the unusually high 1995 premium volume moderated during 1996 and thus, did not continue to affect subsequent quarters.

  Under HFC's premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days and immediately invested. Any unfunded premium balances are recorded as premiums receivable. Premiums receivable of $3,360,435 and $2,524,938 at March 31, 1997 and December 31, 1996, respectively, include unfunded premium balances due of $3,252,023 and $2,437,024 at March 31, 1997 and December 31, 1996, respectively. Premiums receivable increased at March 31, 1997 compared to December 31, 1996 principally due to the combined effect of a 7% increase in gross premiums written during the first quarter of 1997 as compared to the prior year, and a change in the 1997 policy mix to 55% annual policies compared to 47% annual policies in 1996. During the first quarter of 1997 and 1996, respectively, the Company received external funds, net of cancellations, of $3,090,451 and $3,814,277 to fund premiums generated by the Company.

  At March 31, 1997, the Company reported $7,578,014 in notes payable as compared to $590,853 at December 31, 1996. Effective March 11, 1997, the Company entered into a loan agreement with Dorinco (ADorinco Loan Agreement@), an unaffiliated company and principal reinsurer of Hallmark, whereby the Company borrowed $7,000,000 to contribute to HFC. (See Note 3 to the Consolidated Financial Statements.) Proceeds from the Dorinco Loan Agreement were used to pay $5,915,109 outstanding and to fund February premium notes under HFC=s financing and servicing arrangement with an unaffiliated premium finance company. As a result, the Company recorded notes receivable in the amount of $6,174,144 as of March 31, 1997. (See Note 4 to the Consolidated Financial Statements.) Of the outstanding notes payable balance, $420,679 is due before December 31, 1997. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1997 may be less than the $420,679 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company.

  A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets at March 31, 1997, $1,785,792 represents non-restricted cash (compared to $991,095 at December 31, 1996 and $1,233,481 at March 31, 1996). Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the first quarter of 1997, Hallmark paid or accrued $200,000 in management fees as compared to $250,000 for the first quarter of 1996. For the year ended December 31, 1996, Hallmark paid or accrued $1,050,000 in management fees. While management fees for 1997 may be higher than the fees paid or accrued in 1996, they should be less than the amounts authorized by TDI. Management fees from Hallmark should continue to be a moderate source of unrestricted liquidity. However, management intends to continue to restrict payment of management fees, as necessary, to insure the surplus strength of Hallmark.

  Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $4.7 million for the three months ended March 31, 1997. During the first quarter of 1997, AHGA received $2.0 million in commissions related to this program from Hallmark, and will pay earned commissions of $1.2 million to independent agents. During 1996, AHGA received approximately $6.3 million in commissions related to this annual policy program from Hallmark, of which approximately $5.2 million was paid to independent agents in 1996 and approximately $1.1 million is being paid to independent agents during 1997 as earned.

  Ceding commission income represents a significant source of funds to the Company. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net annual premiums are earned. Deferred ceding commission income increased to $2,464,230 at March 31, 1997 from $2,368,264 at December 31, 1996. This increase is principally attributable to the combined effect of increased premium volume during the first quarter of 1997, and an increase in the annual policy mix to 55% in 1997 from 47% in 1996. Partially offsetting this increase is an approximate 8% decrease in ceding commission income during the first quarter of 1997 as compared to the same quarter of 1996 primarily due to a change in reinsurance treaty terms effective July 1, 1996. Deferred policy acquisition costs of $2,911,841 as of March 31, 1997 were $375,276 greater than at December 31, 1996 as a result of the first quarter increase in 1997 premium volume as well as the change in reinsurance terms with regard to front fees and premium taxes.

  At March 31, 1997, Hallmark reported statutory capital and surplus of $5,349,871, which shows an increase of $171,877 over the $5,177,994 reported at December 31, 1996. On an annualized-premium basis, Hallmark's premium-to-surplus ratio at March 31, 1997 was 2.46 to 1 as compared to 2.21 to 1 at December 31, 1996, and 2.12 to 1 at March 31, 1996. Management does not presently expect Hallmark to require additional capital during 1997. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. For the three months ended March 31, 1997, the statutory loss ratio was approximately 61.3% compared to 64.1% and 81.8% for the twelve months ended December 31, 1996 and 1995, respectively. See Results of Operations for discussion of loss ratio improvement.

  As previously mentioned, effective July 1, 1996, Hallmark entered into new reinsurance treaties with Kemper, Dorinco, and Odyssey. Certain provisions of the reinsurance treaties could impact the Company's liquidity. Under the new reinsurance agreement between Hallmark and the reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy fees (rather than ceding 75% of the policy fees as under the Vesta treaty), pays premium taxes and front fees on 100% of the business produced (rather than premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional commission on the portion of the business ceded (rather than a guaranteed 30% ceding commission under the Vesta treaty). Policy fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the new treaty will be adjusted annually over a three-year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. Currently, the Company is recognizing a commission of 27.5% based on current loss experience. Pursuant to the loan agreement dated March 11, 1997 between the Company and Dorinco (as discussed above), effective January 1, 1997, the commission structure of Dorinco=s pro-rata share of the July 1, 1996 reinsurance treaty was amended to include terms that allows Hallmark to earn an additional 1% commission at a higher loss ratio than under the previous structure and also increases the maximum ceding commission that Hallmark may earn by 1% up to 34.5%, but reduces the minimum ceding commission from 26% to 23%. In addition, the Dorinco Loan Agreement requires that effective July 1, 1997, Hallmark increase future volume of business ceded to Dorinco under the July 1, 1996 reinsurance treaty and satisfy certain annual volume levels ceded over the seven year term of the loan agreement.

  Unearned premiums increased approximately 9% as of March 31, 1997 compared to December 31, 1996. This increase was principally due to an approximate 7% increase in gross premiums written (prior to reinsurance) for the quarter ended March 31, 1997 compared to the same quarter in 1996 and a shift in the annual policy mix to 55% for the respective quarter in 1997 from 47% for the first quarter of 1996. As expected, prepaid reinsurance premiums increased proportionately.

  Unpaid losses and loss adjustment expenses ("LAE") decreased approximately 10% due to the combined effect of a continued decrease in average claim payments during the first quarter of 1997 as compared to the first quarter of 1996 as well as a decrease in the number of days to process and pay a claim. Accordingly, reinsurance recoverable decreased proportionately.

  During  1997, management  expects that  the Company's  liquidity  will continue to be favorably impacted by a continued focus on the performance of the Company's core State & County business with emphasis on claims operations. The Company has increased its claims staff and hired additional experienced claims adjusters and supervisory personnel that, in turn, have contributed to lower loss and LAE payments and favorably impacted the Company=s profitability. This focus, along with the Company's ongoing ability to identify and retain quality independent agents and to respond on a timely basis to rate-change indications arising from both loss experience and competitive market considerations,
is  expected  to   enhance  earnings   and  liquidity   during  1997.
Additionally, revised reinsurance terms related to the Dorinco financing, as well as reduced borrowing costs for the Company's premium finance program from both the Dorinco financing and bank credit line, should positively impact liquidity and earnings beginning late-1997. Management also anticipates that an integrated cash management system implemented in late-1995 will continue to positively impact 1997 liquidity.

  The Company continues to pursue third party claims handling and administrative contracts. Effective January 1, 1997, the Company entered into a new agreement with an unaffiliated managing general agency (AMGA@). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. In addition, Hallmark assumes a 10% pro-rata share of the business produced under this MGA=s program. It is anticipated that fees under this contract could positively impact liquidity increasingly throughout the year.

  Beginning late-April 1996, the Company began marketing E&S insurance through HUI. This business is produced by the Hallmark Agencies and a select group of independent agents, and some portion of the premiums are financed by HFC. No entity within the Company bears any underwriting risk. The E&S policies are written on behalf of A-rated (A.M. Best rating) unaffiliated insurance companies. HFC offers premium financing for E&S business produced by HUI, and is currently financing E&S premium notes with internally generated funds. As anticipated, the growth of this business has been gradual due, in part, to increased competition from the standard insurance market. Management remains committed to the development of its E&S program, and HUI is increasing its appointments of qualified independent agents. In addition, HUI recently entered into a relationship with a London broker and may begin producing business effective May 1, 1997 on behalf of two London-based carriers. HCS will perform claims handling functions on a fee basis. Nonetheless, it is not anticipated that the E&S program will significantly impact liquidity during 1997.

  Management intends to continue to investigate opportunities for future growth and expansion. However, the Company currently has no growth plans which would require significant external funding during 1997.

Results of Operations

  Gross premiums written (prior to reinsurance) and net premiums written (after reinsurance) of $11,140,479 and $3,294,016, respectively, for the quarter ended March 31, 1997 increased approximately 7% and 26%, respectively, in relation to gross premiums written and net premiums written of $10,458,399 and $2,612,833, respectively, for the same period last year. The disproportionate increase in gross and net premiums written pertains to Hallmark=s retention of 62.5% of policy origination fees during the quarter ended March 31, 1997 as compared to 25% during the quarter ended March 31, 1996. As previously discussed, this change in the policy fee retention-percentage is due to a change in reinsurance terms effective July 1, 1996.

  Premiums earned (prior to reinsurance) of $10,180,513 were $1,896,397 lower than in 1996 representing a 16% decrease for the period ended March 31, 1997 over the same period in 1996. Net premiums earned (after reinsurance) of $2,979,542 for 1997 remained relatively the same as the 1996 quarter. During the first quarter of 1996, premiums earned (prior to reinsurance) were high due to the 1996 earning of premiums written during high-volume months of late 1995 as well as the increase in monthly policy production during 1996 from 39% in 1995 to 52% in 1996. Hallmark did not experience any high-volume months during 1996 and additionally, annual policy production has been on the rise during the first three months of 1997 (55% for 1997 as compared to 47% for the same period of 1996). The disproportionate decrease between premiums earned (prior to and after reinsurance) resulted from the change discussed in the paragraph above.

  Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three months ended March 31, 1997 and 1996 were approximately 55% and 66%, respectively. The decrease in the loss ratio between the first quarter of 1997 and 1996, was primarily attributable to a continued emphasis on effective claims handling procedures, adequate rates, responsive rate-setting procedures and an increase in retention of policy fees to 62.5%. Reinsurance recoveries decreased accordingly.

  Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the credit balance of acquisition costs, net is primarily due to the deferral of increased premium taxes and front fees during the first quarter of 1997 as compared to the same period in 1996.

  Other acquisition and underwriting expenses increased $387,363 during the first quarter of 1997 as compared to the same quarter of 1996. This increase is primarily due to an increase in the Company=s share of premium taxes and front fees paid under the July 1, 1996 reinsurance treaty as previously discussed, and a decrease in ceding commission income for the first quarter due to the change in treaty terms effective July 1, 1996. Partially offsetting these fluctuations are the cumulative affect of decreases in a number of underwriting expenses with no single amount accounting for a significant fluctuation.

  Operating expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to an increase in the expenditures of management time and financial resources to premium finance, the managing general agency, and the surplus lines programs.

  Interest expense for the first quarter of 1997 increased in relation to the same period in 1996 as a result of the Dorinco loan which closed early-March to fund premium finance operations. Previous premium financing was through an unaffiliated premium finance company and thus
did  not  result  in  interest  expense  on  the  Company's   financial
statements.  (See Note 3 to the Consolidated Financial Statements.)

  Investment income of $184,555 for the quarter ended March 31, 1997 decreased by approximately 14% over the comparable 1996 quarter as a result of a decrease in funds available for investment and the maturity of some higher-yielding long-term investments. Long-term invested funds have decreased principally due to recent maturities and to changing market conditions whereby long-term rates were less favorable for 1997 as compared to 1996.

  Processing fees of $363,374 for the 1997 quarter decreased $132,621 in relation to the same quarter in 1996. These fees represent income earned by HFC pursuant to the commencement of its premium finance program January 1, 1995. The decrease in processing fees is directly related to a decrease in the outstanding premium notes at March 31, 1997 as compared to the outstanding premium notes at March 31, 1996. The lower premium note balances in 1997 compared to 1996 is due to the large volume of notes generated in connection with unusually high premium volumes during the third quarter of 1995. At March 31, 1997, there were 28,828 premium notes totaling approximately $10,085,053, and at March 31, 1996, there were 31,501 notes totaling $12,224,662.

  Service and consulting fees for the quarter ended March 31, 1997, increased by $20,830 over the same period of 1996 primarily as a result of the Company's contract to act as program administrator for an unaffiliated MGA.

  Other income for the three months ended March 31, 1997, increased by $35,377 as compared to the same period of 1996 principally as a result of additional outside commissions earned by the captive agencies and HUI, the Company=s excess and surplus lines agency.

Risks Associated with Forward-Looking  Statements Included in this  Form
10-QSB

  This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as as representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                 PART II
                            OTHER INFORMATION

Item 1.Legal Proceedings.

  Except for routine litigation incidental to the business of the Company and as described in Note 9 to the Consolidated Financial Statements of the Company contained in its Form 10-KSB as of December 31, 1996, neither the Company, nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

Item 2.  Changes in Securities.

  None.

Item 3.  Defaults upon Security Securities.

  None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

  None.

Item 5.  Other Information.

  None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  No exhibits are filed herewith.

  (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended March 31, 1997.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

                         HALLMARK FINANCIAL SERVICES, INC.
                                  (Registrant)


Date: May 13, 1997                 /s/ Ramon D. Phillips
                                   Ramon D. Phillips, President (Chief
                                   Executive Officer)

Date: May 13, 1997                 /s/ John J. DePuma
                                   John J. DePuma,
                                   Chief Financial Officer