Form 10QSB
period 1997-06-30
HALLMARK FINANCIAL SERVICES INC
filed 1997-08-14
CIK 819913

CONFORMED COPY




               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1997



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

                       Yes   X     No

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of August 13, 1997.

                                 PART I
                          FINANCIAL INFORMATION

Item 1.   Financial Statements

                       INDEX TO FINANCIAL STATEMENTS


                                                  Sequential Page

Consolidated balance sheets at June 30, 1997
(unaudited) and December 31, 1996                        3

Consolidated statements of income
(unaudited) for the three and six months
ended June 30, 1997 and June 30,1996                     4

Consolidated statements of cash flows
(unaudited) for the six months ended
June 30, 1997 and June 30, 1996                          5

Notes to consolidated financial statements
(unaudited)                                              6


Item 2.  Management's Discussion and Analysis or Plan of Operation

         HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                           June 30     December 31
            ASSETS                           1997          1996
                                          (Unaudited)
Investments:
  Debt securities, held-to-maturity     $ 4,003,293    $ 5,160,137
  Equity securities, available-for-sale     149,428        152,246
  Short-term investments, at cost which
   approximates market value              1,247,531      3,380,059
        Total investments                 5,400,252      8,692,442

  Cash and cash equivalents               9,033,125      4,749,388
  Prepaid reinsurance premiums            8,539,892      8,480,257
  Premiums receivable                     2,716,188      2,524,938
  Note receivable                         6,513,156          -
  Reinsurance recoverable                17,201,095     20,058,062
  Deferred policy acquisition costs       2,885,968      2,536,564
  Excess of cost over net assets
   acquired, net of accumulated
   amortization                           5,137,397      5,215,905
  Deferred federal income taxes             197,356        330,718
  Accrued investment income                  25,479         46,606
  Other assets                            1,092,944      1,128,882
        Total assets                    $58,742,852    $53,763,762

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                         $ 7,564,851    $   590,853
  Unpaid losses and loss adjustment
   expenses                              17,559,401     20,697,393
  Unearned premiums                      11,539,118     11,310,250
  Reinsurance balances payable            2,981,711      2,946,034
  Deferred ceding commissions             2,224,665      2,368,264
  Drafts outstanding                      1,093,014        838,007
  Accounts payable and other accrued
   expenses                               3,929,246      3,591,597
       Total liabilities                $46,892,006    $42,342,398

Stockholders' equity:
  Common stock, $.03 par value,
  authorized 100,000,000 shares;
  issued 10,962,277 shares in
  1997 and 1996                             328,868        328,868
  Capital in excess of par value         10,349,665     10,349,665
  Retained earnings                       1,772,313      1,342,831
  Treasury stock, 300,000 shares,
   at cost                                 (600,000)      (600,000)
     Total stockholders' equity          11,850,846     11,421,364
     Total liabilities and stockholders'
     equity                             $58,742,852    $53,763,762

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                         Three Months Ended       Six Months Ended
                               June 30                 June 30
                          1997        1996         1997        1996
Gross premiums written $9,667,920 $11,796,531  $20,808,399 $22,254,930
Ceded premiums written (6,748,087)( 8,842,954) (14,594,550)(16,688,519)
Net premiums written   $2,919,833 $ 2,953,577  $ 6,213,849 $ 5,566,411

Revenues:
 Premiums earned      $10,090,779 $12,504,832  $20,271,292 $24,581,742
 Premiums ceded        (7,025,705) (9,371,690) (14,226,676)(18,420,120)
  Net premiums earned   3,065,074   3,133,142    6,044,616   6,161,622
 Investment income,
  net of expenses        214,725      232,595     399,280     447,084
 Interest income -
  note receivable        157,791         -        190,245        -
 Processing fees         345,631      558,256     709,005   1,054,250
 Service fees            136,929       15,792     187,262      45,295
 Other income            118,891       19,103     184,970      49,548
   Total revenues      4,039,041    3,958,888   7,715,378   7,757,799

Benefits, losses and
expenses:
 Losses and loss
  adjustment expenses   7,052,495    8,334,514  13,729,218  16,416,618
 Reinsurance
  recoveries           (5,148,573)  (6,292,650)(10,187,448)(12,366,288)
  Net losses and loss
   adjustment expenses  1,903,922    2,041,864    3,541,770   4,050,330

  Acquisition costs,
   net                 (  213,692) (   38,180) (   493,003)(   143,501)
  Other acquisition and
   underwriting
   expenses             1,492,607     960,922    2,837,620   1,918,315
  Operating expenses      369,212     488,802      843,787     923,451
  Interest expense        154,509      10,783      198,573      21,859
  Amortization of
   intangible assets       81,122      41,399      124,493      82,798
  Total benefits, losses
  and expenses          3,787,680   3,505,590    7,053,240   6,853,252
Income from operations
  before federal income
  taxes                   251,361     453,298      662,138     904,547
Federal income tax        127,792     166,682      232,655     315,342
   Net income          $  123,569  $  286,616    $ 429,483 $   589,205

Net income per share of
 common stock          $      .01  $      .02   $      .04 $       .05
Weighted average shares
  outstanding          11,608,531   2,103,411   11,608,531  12,103,411

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                    Six Months Ended
                                                        June 30
                                                 1997             1996
Cash flows from operating activities:
  Net income                               $   429,483      $   589,205
  Adjustments to reconcile net income to
   cash provided by operating activities:
  Depreciation and amortization expense        190,502          138,949
  Change in deferred federal income taxes      133,362           28,776
  Change in prepaid reinsurance premiums      ( 59,635)       1,731,600
  Change in premium receivable                (191,250)       2,613,927
  Change in deferred policy acquisition
   costs                                      (349,404)         130,378
  Change in deferred ceding commissions       (143,599)        (273,879)
  Change in unpaid losses and loss
   adjustment expenses                      (3,137,992)       3,068,239
  Change in unearned premiums                  228,868       (2,326,812)
  Change in reinsurance recoverable          2,856,967       (3,206,066)
  Change in reinsurance balances payable        35,677          244,985
  Change in all other liabilities              592,656          125,573
  Change in all other assets                    80,309          169,886
   Net cash provided by operating activities   665,944        3,034,761

Cash flows from investing activities:
  Purchases of property and equipment       (   44,537)      (  264,723)
  Purchase of note receivable               (6,513,156)            -
  Purchases of debt securities                   -           (  520,182)
  Maturities, redemptions and capital
   distributions of investment securities    1,159,661          468,689
  Purchase of short-term investments        (3,013,345)      (4,460,155)
  Maturities of short-term investments       5,145,873        3,139,555
   Net cash used in investing activities    (3,265,504)      (1,636,816)

Cash flows from financing activities:
  Proceeds from note payable                 7,000,000             -
  Payment of borrowing cost                 (   90,701)            -
  Repayment of short-term borrowings        (   26,002)      (   23,535)
    Cash provided by (used in) financing
    activities                               6,883,297       (   23,535)

Increase in cash and cash equivalents        4,283,737        1,374,410
Cash and cash equivalents at beginning
 of period                                   4,749,388        4,257,755

Cash and cash equivalents at end of period  $9,033,125       $5,632,165

Supplemental cash flow information:
 Interest paid                              $  143,144       $   21,859

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1997 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

Recognition of Premium Revenues

     Insurance premiums are earned pro rata over the terms of the policies. Policy fees are recognized when received. Premiums written include gross policy fees of $2,140,935 and $2,584,070 and policy fees of $1,338,020 and $647,676, net of reinsurance, for the six months ended June 30, 1997 and 1996, respectively.

New Accounting Pronouncements

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computation guidelines provided for in APB Opinion No. 15, "Earnings Per Share". SFAS No. 128 is effective for financial statement periods ending after December 15, 1997. Management does not anticipate that SFAS No. 128 will have any effect on the Company's consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 is applicable to all entities and requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS

No. 130 is effective for financial statement periods ending after December 15, 1997. Management does not anticipate that SFAS No. 130 will have any effect on the Company s consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
SFAS No. 131 is effective for financial statement periods ending after December 15, 1997. Management does not anticipate that SFAS No. 131 will have any effect on the Company s consolidated financial statements.

Note 2 - Investments

     Debt securities, held-to-maturity, as of June 30, 1997 include investments in U.S. Government securities of $1,935,096 and special revenue bonds of $2,068,197. Short-term investments consist of U.S. Government agency securities of $1,247,531. Short-term investments mature within one year.

     Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.


Note 3 - Notes Payable

     A summary of the Company s notes payable as of June 30, 1997 is as follows:

     Note payable to Dorinco                          $ 7,000,000
     Note payable to unaffiliated finance company         380,187
     Note payable to individual                           184,664
       Total                                          $ 7,564,851

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

     As long as certain financial covenants defined as "triggering events" are maintained, collateral for the loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of American Hallmark Insurance Company of Texas ("Hallmark") and American Hallmark General Agency, Inc. ("AHGA"). To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107% and 83%, respectively; (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus; and (3) cause HFC to maintain a certain interest coverage ratio and stockholders equity levels as defined in the agreement. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco loan. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurring of additional debt. For the six month period ending June 30, 1997, the Company is in compliance with the covenants of the loan.

     The note payable to unaffiliated finance company with interest at prime plus one percent was due March 31, 1993. The Company has not made payments on the note since November 1992, and is in technical default. The note provides for an interest rate after maturity of the maximum statutory interest rate. The Company believes it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company. The total principal and interest in arrears aggregates $799,771, at June 30, 1997. Both the lender and its subsidiary are currently in bankruptcy proceedings. Upon final settlement, management believes the cost, if any, to the Company will not exceed amounts accrued in these financial statements.

     The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.


Note 4 - Note Receivable

     Proceeds of $5,915,109 from the Dorinco loan (discussed in Note 3) were loaned to Peregrine Premium Finance L.C. ("Peregrine") to repay external borrowing incurred by Peregrine to fund premium finance notes pursuant to the financing and servicing arrangement between HFC and Peregrine. In addition, $598,047 of internally generated funds were loaned to Peregrine to fund new premium finance notes. As a result, at June 30, 1997, the Company had a $6,513,156 note receivable from Peregrine. The Peregrine note principal varies in proportion to the amount used by Peregrine to fund premium finance notes, but is not to exceed $7,500,000. The note is collateralized by the premium finance notes and bears interest at prime plus 1% (9.5% at June 30, 1997).


Note 5 - Federal Income Taxes

     The composition of deferred tax assets and liabilities and the related tax effects as of June 30, 1997 and December 31, 1996 is as follows:

                                                 1997          1996
Deferred Tax Assets:
 Property and equipment basis              $    28,203    $    32,607
 Unearned premiums                             203,947        192,439
 Loss reserve discounting                       62,127         65,207
Deferred ceding commissions,
  non-deductible for tax                     ( 224,843)      ( 57,222)
 Net operating loss carryforward                33,171         33,171
 Other                                         127,922         97,694
   Net deferred tax assets                     230,527        363,896

 Valuation allowance                         (  33,171)      ( 33,178)
 Net deferred tax asset                     $  197,356     $  330,718

     A reconciliation of the income tax provisions based on the prevailing corporate tax rate of thirty-four percent (34%) to the provision reflected in the consolidated financial statements for the six month period ended June 30, 1997 and 1996 is as follows:

                                                 1997          1996
 Computed expected income tax
  expense at statutory regulatory
  tax rate                                   $ 203,027     $  307,546
 Amortization of excess cost                    26,799         26,841
 Tax-exempt interest                          (    985)    (      985)
 Change in valuation allowance                    -        (   26,827)
 Other                                           3,814          8,767
 Income tax expense                          $ 232,655     $  315,342

     The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at June 30, 1997, which may be used to offset future taxable income. The operating losses will expire, if unused, as follows:

    Year
    2002                                              $   1,325
    2003                                                 96,237
                                                      $  97,562

Note 6 - Warrants Outstanding

     The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors.
The number of shares reserved for future issuance under the 1991 employee plan, the 1994 employee plan and the non-employee director plan are 500,000, 1,500,000 and 1,350,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date. In accordance with APB No. 25, the Company has not recognized compensation expense for the stock options granted in 1996 and 1995.

     In October 1992, the Company issued warrants to purchase 981,333 shares of its Common Stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value was assigned to these warrants. The Guaranty Warrants were fully exercisable between October 2, 1992 and October 1, 1996, at which time they would have expired to the extent not exercised. On March 28, 1996, the Board of Directors extended the exercisability of the Guaranty Warrants through October 1, 1998. This resulted in a new exercise period from October 1, 1996 (new measurement date) to October 1, 1998. The value of the warrants of $107,000 is being amortized over the new exercise period. The exercise price is $.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange's Emerging Company Marketplace prior to October 2, 1992. The Guaranty Warrants are not transferrable, but may be exercised only by their recipients (or by a recipient's estate in the event of his/her death).


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

     Effective July 1, 1996, Hallmark renewed its reinsurance arrangement with State & County and entered into a new retrocession agreement with Kemper Reinsurance Company ("Kemper"), Dorinco and
Odyssey Reinsurance Corporation ("Odyssey"). Under the new retrocession agreement, Hallmark continues to retain 25%.

     Effective July 1, 1997, the retrocession agreement was renewed with Kemper and Dorinco under substantially the same terms and conditions, except that Kemper and Dorinco will each assume a 50% pro rata share of the business under the retrocession agreement to replace Odyssey's share.

Note 8 - Commitments and Contingencies

  Effective March 17, 1997, HFC entered into a loan agreement (Bank Credit Line ) with a bank whereby the bank committed to provide a revolving credit facility of $8,000,000 for funding of up to 60% of premium finance notes outstanding for State and County policies. Beginning late-June 1997, upon completion of the 90-day cancellation notification period to Peregrine, HFC commenced funding all new notes issued by HFC with proceeds from both the Dorinco loan as discussed in
Note 3 and the Bank Credit Line.

     The Bank Credit Line provides for an eighteen-month term which expires September 17,1998. Fundings under this line are limited to a 60% advance rate against a borrowing base of eligible premium finance notes receivable as defined in the agreement. The agreement provides for monthly interest payments with interest rate options of prime plus three-eighths floating or the London Interbank Offered Rate ( LIBOR ) plus two and eight-tenths with fixed rate tranches of three, six and/or twelve months in $250,000-minimum increments up to a total of twelve tranches. A one-fourth of one percent per annum usage fee is payable on any unused portion of the Bank Credit Line. To collateralize advances under the line, HFC must grant the bank a security interest in the
premium finance notes and the Company must   guarantee HFC s
indebtedness. The Bank Credit Line agreement also contains covenants which, among other things, require the Company to satisfy the same financial ratios as in the Dorinco loan agreement, and includes, but is not limited to, restrictions on capital expenditures, payment of dividends, and incurring of additional debt, and requires that the Company be in compliance with all terms and covenants of the Dorinco loan agreement.

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the judgment in this case was both legally and factually incorrect and has filed a motion for new trial. If the motion for new trial is denied, the Company intends to appeal the judgment. However, the Company is presently unable to determine the likelihood of an unfavorable outcome to such motion or appeal.


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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. From March 1, 1992 through June 30, 1996, Hallmark ceded a portion of its risk to Vesta Fire Insurance Corporation ("Vesta") (60% between March 31, 1992 and July 31, 1993 and 75% between August 1, 1993 and June 30, 1996). Effective July 1, 1996, Hallmark entered into a new reinsurance treaty with Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco)"), and Odyssey Reinsurance Corporation ("Odyssey"), ceding a total of 75% of its risk. Effective July 1, 1997, the treaty was renewed with Kemper and Dorinco under substantially the same terms and conditions except that the Company will be allowed to retain 100% of the policy fees on a new six-month program commencing in late-July 1997 (versus 62.5% for monthly and annual programs). Additionally, effective July 1, 1997 Kemper and Dorinco will each assume a 50% pro-rata share of the business under the treaty to replace Odyssey's 25% share. HFC offers premium financing to Hallmark policyholders through a financing and servicing arrangement with an unaffiliated premium finance company. Beginning late-June 1997, HFC began issuing its own premium finance notes funded by $15 million in funds available pursuant to agreements executed in March 1997. (See Notes 3 and 8 to the Consolidated Financial Statements.) AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

     HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late April 1996. HUI generates commission income by producing E&S insurance business through the network of the Company's fourteen retail agencies, certain agents from the Company's current independent agent group, and other selected independent agents.


Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. Net cash flow from the Company s consolidated operations for the six months ended June 30, 1997 and 1996 was $665,944 and $3,034,761, respectively. While premiums receivable at June 30, 1997 and 1996 are approximately the same, the year-end premiums receivable balances preceding each respective quarter varied significantly. Premiums receivable at December 31, 1996 were almost 50% lower than at December 31, 1995 principally due to unusually high annual premium volume during 1995. As a result, cash received under the Company's premium finance program during the first six months of 1997 was considerably less than cash received during the same period of 1996.

     On a consolidated basis, the Company s liquidity improved somewhat as of June 30, 1997 as compared to December 31, 1996. The Company's total cash and investments increased approximately 7% to $14,433,377 as of June 30, 1997 from $13,441,830 as of December 31, 1996. This increase is due primarily to the cumulative effect of increased cash flow from the Company's premium finance program commenced during 1995.

     Under HFC s premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days and immediately invested. Any unfunded premium balances are recorded as premiums receivable. Premiums receivable at June 30, 1997 and December 31, 1996, respectively, include unfunded premium balances due of $2,072,554 and $2,437,024. Premiums receivable decreased at June 30, 1997 compared to December 31, 1996 principally due to an 18% decrease in gross premiums written during the second quarter of 1997 as compared to the prior year. During the first six months of 1997 and 1996, respectively, the Company received external funds, net of cancellations, of $7,442,845 and $7,938,959 to fund premiums generated by the Company.

     At June 30, 1997, the Company reported $7,564,851 in notes payable as compared to $590,853 at December 31, 1996. Effective March 11, 1997, the Company entered into a loan agreement with Dorinco ("Dorinco Loan Agreement"), an unaffiliated company and principal reinsurer of Hallmark, whereby the Company borrowed $7,000,000 to contribute to HFC. (See Note 3 to the Consolidated Financial Statements.) Proceeds from the Dorinco Loan Agreement were used to repay $5,915,109 off balance sheet financing of premium notes and to fund additional premium notes under HFC's financing and servicing arrangement with an unaffiliated premium finance company. As a result, the Company recorded notes receivable in the amount of $6,513,156 as of June 30, 1997. (See Note 4 to the Consolidated Financial Statements.) Of the outstanding notes payable balance, $407,329 is due before December 31, 1997. The Company expects to repay these notes with cash from operations. However, the amount to be paid in 1997 may be less than the $407,329 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 to an unaffiliated finance company in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company.

     A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets at June 30, 1997, $1,251,648 represents non-restricted cash (compared to $991,095 at December 31, 1996 and $1,290,812 at June 30, 1996). Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use

Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the first six months of 1997, Hallmark paid or accrued $400,000 in management fees as compared to $475,000 for the first six months of 1996. For the year ended December 31, 1996, Hallmark paid or accrued $1,050,000 in management fees. It is anticipated that paid or accrued management fees for 1997 should be less than the amounts authorized by TDI. Management fees from Hallmark should continue to be a moderate source of unrestricted liquidity. However, management intends to continue to restrict payment of management fees, as necessary, to ensure the surplus strength of Hallmark.

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies, but commissions to independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $8.0 million for the six months ended June 30, 1997. During the first six months of 1997, AHGA received $1.6 million in commissions related to this program from Hallmark, and will pay earned commissions of $1.2 million to independent agents. During the twelve months of 1996, AHGA received approximately $2.7 million in commissions related to this annual policy program from Hallmark, of which approximately $1.6 million was paid to independent agents in 1996 and approximately $1.1 million is being paid to independent agents during 1997 as earned.

     Ceding commission income represents a significant source of funds to the Company. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net annual premiums are earned. Deferred ceding commission income decreased slightly to $2,224,665 at June 30, 1997 from $2,368,264 at December 31, 1996. This decrease is principally attributable to an approximate 19% decrease in ceding commission income during the first half of 1997 as compared to the same period of 1996 primarily due to a change in reinsurance treaty terms effective July 1, 1996 and to a decrease in premium volume, particularly in the second quarter of 1997. Deferred policy acquisition costs of $2,885,968 as of June 30, 1997 were $349,404 greater than at December 31, 1996 primarily as a result of the change in reinsurance terms with regard to front fees and premium taxes.

     At June 30, 1997, Hallmark reported statutory capital and surplus of $5,484,614, which shows an increase of $306,620 over the $5,177,994 reported at December 31, 1996. On an annualized-premium basis, Hallmark's premium-to-surplus ratio at June 30, 1997 was 2.27 to 1 as compared to 2.21 to 1 at December 31, 1996, and 2.24 to 1 at June 30, 1996. Management does not presently expect Hallmark to require additional capital during 1997. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. For the six months ended June 30, 1997, the statutory loss ratio was approximately 63.1% compared to 64.1% and 81.8% for the twelve months ended December 31, 1996 and

1995, respectively. See Results of Operations for discussion of loss ratio improvement.

     As previously mentioned, effective July 1, 1996, Hallmark entered into new reinsurance treaties with Kemper, Dorinco, and Odyssey.
Certain provisions of the reinsurance treaty could impact the Company's liquidity. Under the agreement between Hallmark and the reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy fees (rather than ceding 75% of the policy fees as under the Vesta treaty), pays premium taxes and front fees on 100% of the business produced (rather than premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional commission on the portion of the business ceded (rather than a guaranteed 30% ceding commission under the Vesta treaty). Policy fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing
policies.  Terms of the   July 1, 1996 agreement include that the
provisional commission paid under the new treaty will be adjusted annually over a three-year rating period on a sliding scale based on annual loss ratios. Under the July 1, 1997 renewal, the first of the three-year annual adjustment periods as defined under the original agreement has been extended to two years. Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. Pursuant to the loan agreement dated March 11, 1997 between the Company and Dorinco (as discussed above), effective January 1, 1997, the commission structure of Dorinco s pro rata share of the July 1, 1996 reinsurance treaty was amended to include terms that allows Hallmark to earn an additional 1% commission at a higher loss ratio than under the previous structure and also increases the maximum ceding commission that Hallmark may earn by 1% up to 34.5%, but reduces the minimum ceding commission from 26% to 23%. Based on current loss experience, the Company is currently recognizing ceding commission percentages of 30% on business ceded to Dorinco and 29% on the cessions to Kemper and Odyssey. In addition, the Dorinco Loan Agreement requires that effective July 1, 1997, Hallmark increase future volume of business ceded to Dorinco under the July 1, 1996 reinsurance treaty and satisfy certain annual volume levels ceded over the seven year term of the loan agreement.

     Unpaid losses and loss adjustment expenses ("LAE") decreased approximately 15% due to the combined effect of a continued decrease in average claim payments during the first six months of 1997 as compared to the first six months of 1996 as well as a decrease in the number of days to process and pay new and pending claims. Accordingly, reinsurance recoverable decreased proportionately.

     During 1997, management expects that the Company's liquidity will continue to be favorably impacted by a continued focus on the performance of the Company's core State & County business with emphasis on claims operations. The Company has increased its claims staff and hired additional experienced claims adjusters and supervisory personnel that, in turn, have contributed to lower loss and LAE payments and favorably impacted the Company s profitability. However, changing market conditions in the non-standard industry have adversely impacted premium volumes during the second quarter of 1997. Although management has taken steps to stimulate premium volumes, any decrease in premium volume could negatively impact liquidity. Among other things, the Company has expanded its contingent commission program to certain independent agents, has rolled out a new six-month program in late-July 1997, continues to appoint and retain quality independent agents and is implementing a reduction in physical damage rates effective early-September 1997. Additionally, revised reinsurance terms related to the Dorinco financing, as well as reduced borrowing costs for the Company's premium finance program from both the Dorinco financing and bank credit line, should positively impact liquidity and earnings beginning late-1997. Management also anticipates that an integrated cash management system implemented in late-1995 will continue to positively impact 1997 liquidity.

     The Company continues to pursue third party claims handling and administrative contracts. Effective January 1, 1997, the Company entered into a new agreement with an unaffiliated managing general agency (the
 MGA ). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. In addition, Hallmark assumes a 10% pro-rata share of the business produced under the MGA s program. Effective July 1, 1997, Hallmark is increasing its pro-rata share of business assumed under this contract to 20%. Effective July 1, 1997, the remaining 80% share of this business is being reinsured by Hallmark's principal reinsurers, Dorinco and Kemper. The related premium volume will be considered as part of Hallmark's premium volume commitments to its principal reinsurers. It is anticipated that fees under this contract could positively impact liquidity increasingly throughout the year.

Beginning late-April 1996, the Company began marketing E&S insurance through HUI. This business is produced by the Hallmark Agencies and certain independent agents, and some portion of the premiums are financed by HFC. No entity within the Company bears any underwriting risk. The E&S policies are written on behalf of A-rated (A.M. Best rating) unaffiliated insurance companies. HFC offers premium financing for E&S business produced by HUI, and is currently financing E&S premium notes with internally generated funds. As anticipated, the growth of this business has been gradual due, in part, to increased competition from the standard insurance market. Management remains committed to the development of its E&S program, and HUI is increasing its appointments of qualified independent agents. In addition, HUI recently entered into a relationship with a London broker and has begun producing business on behalf of two London-based carriers. HCS will perform claims handling functions on a fee basis. Nonetheless, it is not anticipated that the E&S program will significantly impact liquidity during 1997.

     Management intends to continue to investigate opportunities for future growth and expansion. However, the Company currently has no growth plans which would require significant external funding during 1997.

Results of Operations

     Gross premiums written (prior to reinsurance) for the three and six months ended June 30, 1997 decreased 18% and 7%, respectively, in relation to gross premiums written during the same period in 1996. The respective decreases in gross premiums written were primarily due to changing market conditions in the non-standard industry which have adversely impacted premium volumes during the second quarter of 1997.

Net written premiums (after reinsurance) for the three months ended June 30, 1997, remained relatively constant as the same period in 1996, while net written premiums (after reinsurance) for the six months ended June 30, 1997, increased approximately 12% over the same period in 1996. The increase in net written premiums for the six months ended June 30, 1997, in relation to the same period of 1996, is due to (1) higher gross premiums written during the first quarter of 1997 as compared to the first quarter of 1996 and (2) higher retention of policy fees to 62.5% during the first six months of 1997 as compared to 25% during the same period of 1996.

     Premiums earned (prior to reinsurance) for the three and six months ended June 30, 1997 were $2,414,053 and $4,310,450, respectively, lower than for the comparable periods in 1996 representing decreases of 19% and 18%, respectively. For the three and six months ended June 30, 1997, net premiums earned (after reinsurance) of $3,065,074 and $6,044,616, respectively, remained relatively the same as the same
periods in 1996.   During the first six months of 1996, premiums earned
(prior to reinsurance) were high due to the 1996 earning of premium written during high-volume months of late 1995 as well as the increase in monthly policy production during 1996 from 39% in 1995 to 52% in 1996. Hallmark did not experience any unusually high-volume months during 1996 and additionally, annual policy production has been on the rise during the first six months of 1997 (52% for 1997 as compared to 48% for the same period of 1996). The disproportionate decrease between premiums earned (prior to and after reinsurance) resulted from the change discussed in the paragraph above.

     Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 1997 were approximately 62% and 59%, respectively, as compared to approximately 65% for both of the same 1996 periods. The decrease in the loss ratios between 1997 and 1996 was primarily attributable to a continued emphasis on effective claims handling procedures, adequate rates, responsive rate-setting procedures and the increase in retention of policy fees. Reinsurance recoveries decreased accordingly.

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the credit balance of acquisition costs, net is primarily due to deferral of increased premium taxes and reduced ceding commission income during the first half of 1997 as compared to the same period in 1996.

     Other acquisition and underwriting expenses increased $531,686 and $919,307 for the three and six months ended June 30, 1997 as compared to the same respective periods of 1996. This increase is primarily due to an increase in the Company s share of premium taxes and front fees paid under the July 1, 1996 reinsurance treaty as previously discussed, and a decrease in ceding commission income (especially in the second quarter) due to the combined effect of lower premium volumes during the first half of 1997 and to a change in treaty terms effective July 1, 1996. These adverse fluctuations are partially offset by decreases in bad debt expense, commissions paid, salaries, contract labor and related costs, as well as other underwriting expense categories.

     Operating expenses decreased during the three and six months ended June 30, 1997 as compared to the same respective periods in 1996 primarily due to decreases in salary and related expenses, particularly in the second quarter.

     Interest expense for the three and six months ended June 30, 1997 increased in relation to the same periods in 1996 as a result of the Dorinco loan which closed early-March to fund premium finance operations. Previous premium financing was through an unaffiliated premium finance company and thus did not result in interest expense on the Company s financial statements. (See Note 3 to the Consolidated Financial Statements.)

     Investment income decreased approximately 8% and 11% for the three and six months ended June 30, 1997 in relation to the comparable periods of 1996 primarily as a result of a decrease in funds available for investment (due to decreased premium volumes) and the maturity of some higher-yielding long-term investments. Long-term invested funds have decreased principally due to recent maturities and to changing market conditions whereby long-term rates were less favorable for 1997 as compared to 1996.

     Interest income on note receivable represents income received from Peregrine in connection with the Company's use of proceeds from the Dorinco loan to lend funds to Peregrine to extinguish its premium finance bank debt. Interest expense on the Dorinco loan accounts for the significant increase in interest expense for the three and six months ended June 30, 1997.

     Processing fees decreased approximately 38% and 33% for the three and six months ended June 30, 1997 over the same respective periods of 1996. These fees represent income earned by HFC pursuant to its premium finance program. The decrease in processing fees is due, in part, to the large volume of notes generated in connection with unusually high premium volumes during the third quarter of 1995 (that, in turn, generated notes that were still outstanding as of June 30, 1996). Lower annual premiums written in 1997 than in 1996 also contributed to reduced processing fees. At June 30, 1997, there were 26,417 premium notes totaling $8,685,730, and at June 30, 1996, there were 33,166 notes totaling $11,144,594.

     Service and consulting fees for the three and six months ended June 30, 1997, increased by $121,137 and $141,967, respectively, in relation to the comparable periods of 1996. These increases are primarily due to fees earned in connection with the Company's contract to act as program administrator for the MGA.

     Other income for the three and six months ended June 30, 1997, increased by $99,788 and $135,422, respectively, as compared to the same periods of 1996 principally as a result of additional outside commissions earned by the Hallmark Agencies and HUI, the Company's excess and surplus lines agency.

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

                                 PART II
                           OTHER INFORMATION

Item 1.Legal Proceedings.

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the judgment in this case was both legally and factually incorrect and has filed a motion for new trial. If the motion for new trial is denied, the Company intends to appeal the judgment. However, the Company is presently unable to determine the likelihood of an unfavorable outcome to such motion or appeal.

     Except for routine litigation incidental to the business of the Company, neither the Company, nor any of the properties of the Company was subject to any other material pending or threatened legal proceedings as of the date of this report.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults upon Security Securities.

     None.
Item 4.   Submission of Matters to a Vote of Security-Holders.

(a) The Company's Annual Meeting of Shareholders was held on May 29, 1997. Of the 10,662,277 shares of common stock of the Company entitled to vote at the meeting, 6,171,204 shares were present in person or by proxy.

(b) The following individuals were elected to serve as directors for the Company: Ramon D. Phillips, Linda H. Sleeper, Raymond A. Kilgore, Jack R. Daugherty, Kenneth H. Jones, Jr., Samuel W. Rizzo, A.R. Dike, James H. Graves, George R. Manser and C. Jeffrey Rogers.

(c)  There was no other business to come before the meeting.


Item 5.   Other Information.

     None.

Item 6.Exhibits and Reports on Form 8-K.

(a) The exhibits listed in the Exhibit Index which appears on sequential page 18 are filed herewith.

(b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended June 30, 1997.

                                                             Sequential
Exhibit                     Description                       Page No.

10(a)     Form of Endorsement No. 1, effective July 1, 1996,     ______
          to the 100% Quota Share Reinsurance Agreement between
          State & County Mutual Fire Insurance Company and
          American Hallmark Insurance Company of Texas, effective July 1, 1996.

10(b) Form of Endorsement No. 1, effective July 1, 1997, to ______ the Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and Skandia
          America Reinsurance Corporation, effective July 1, 1996.

10(c) Form of Endorsement No. 1, effective July 1, 1997, to ______ Guaranty Agreement provided by Skandia America
          Reinsurance Corporation in favor of State & County
          Mutual Fire Insurance Company, effective July 1, 1996.

10(d)     Form of Endorsement No. 1, effective July 1, 1997,     ______
          to the Guaranty Agreement provided by Dorinco Rein-surance Corporation in favor of State & County
          Mutual Fire Insurance Company, effective July 1,
          1996.

10(e)     Form of Endorsement No. 1 - Termination, effective     ______
          January 1, 1997, to the Quota Share Retrocession
          Agreement between American Hallmark Insurance
          Company of Texas and the Reinsurers (Dorinco
          Reinsurance Company and Odyssey Reinsurance
          Corporation), effective July 1, 1996.

10(f)     Form of Quota Share Retrocession Agreement between     ______
          American Hallmark Insurance Company of Texas and
          Dorinco Reinsurance Company, effective January 1,
          1997.

10(g) Form of Endorsement No. 1, effective January 1, 1997, ______ to the Quota Share Retrocession Agreement between
          American Hallmark Insurance Company of Texas and
          Dorinco Reinsurance Company, effective January 1,
          1997.

10(h)     Form of Endorsement No. 1, effective July 1, 1997,     ______
          to the Quota Share Retrocession Agreement between
          American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective July 1, 1996.

                                 SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)


Date: August 13, 1997                 /s/ Ramon D. Phillips
                                      Ramon D. Phillips, President
                                      (Chief Executive Officer)

Date: August 13, 1997                 /s/ John J. DePuma
                                      John J. DePuma,
                                      Chief Financial Officer