Form 10QSB
period 1997-09-30
HALLMARK FINANCIAL SERVICES INC
filed 1997-11-14
CIK 819913

CONFORMED COPY




               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997



Commission file number 0-16090


                  Hallmark Financial Services, Inc.
 (Exact name of small business issuer as specified in its charter)


        Nevada                               87-0447375
(State or other jurisdiction of              (I.R.S.Employer
incorporation or organization)               (Identification No.)

    14651 Dallas Parkway, Suite 900
          Dallas, Texas                           75240
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code:  (972) 404-1637

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X    No

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,662,277 shares outstanding as of November 13, 1997.

                              PART I
                       FINANCIAL INFORMATION

Item 1.   Financial Statements

                   INDEX TO FINANCIAL STATEMENTS


                                             Sequential Page
Consolidated balance sheets at
September 30, 1997 (unaudited) and
December 31, 1996                                   3

Consolidated statements of income
(unaudited) for the three and nine
months ended September 30, 1997
and September 30, 1996                              4

Consolidated statements of cash flows
(unaudited) for the nine months
ended September 30, 1997 and
September 30, 1996                                  5

Notes to consolidated financial statements
(unaudited)                                         6

      HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                   September 30    December 31
        ASSETS                        1997            1996
                                   (Unaudited)
Investments:
 Debt securities, held-to-
  maturity                      $ 4,843,973       $  5,160,137
 Equity securities, available-
 for-sale                           151,484            152,246
 Short-term investments, at
  cost which approximates
  market value                    3,491,868          3,380,059

    Total investments             8,487,325          8,692,442

 Cash and cash equivalents        6,077,626          4,749,388
 Prepaid reinsurance premiums     8,410,402          8,480,257
 Premium finance notes receivable 6,703,779                                                               2,524,938
 Note receivable                  3,518,708              -
 Reinsurance recoverable         16,129,766         20,058,062
 Deferred policy acquisition
  costs                           3,247,589          2,536,564
 Excess of cost over net
  assets acquired, net of
  accumulated amortization        5,098,144          5,215,905
 Deferred federal income taxes      168,325            330,718
 Accrued investment income           67,549             46,606
 Other assets                       834,716          1,128,882

   Total assets                $ 58,743,929       $ 53,763,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable                 $   7,551,320         $  590,853
 Unpaid losses and loss
  adjustment expenses            17,187,039         20,697,393
 Unearned premiums               11,542,683         11,310,250
 Reinsurance balances payable     3,104,834          2,946,034
 Deferred ceding commissions      2,574,737          2,368,264
 Drafts outstanding                 917,302            838,007
 Accounts payable and other
  accrued expenses                3,730,084          3,591,597

 Total liabilities             $ 46,607,999       $ 42,342,398

Stockholders' equity:
 Common stock, $.03 par value,
  authorized 100,000,000 shares;
  issued 10,962,277 shares in
  1997 and 1996                     328,868            328,868
 Capital in excess of par value  10,349,665         10,349,665
 Retained earnings                2,057,397          1,342,831
 Treasury stock, 300,000 shares,
  at cost                          (600,000)          (600,000)
  Total stockholders' equity     12,135,930         11,421,364

  Total liabilities and
  stockholders' equity         $ 58,743,929       $ 53,763,762

            The accompanying notes are an integral part
              of the consolidated financial statements.

        HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                   Three Months Ended              Nine Months Ended
                      September 30                    September 30
                  1997         1996               1997            1996
Gross premiums
 written        9,830,845  $10,880,687        $30,639,244     $33,135,617
Ceded premiums
 written       (6,720,261)  (7,716,384)       (21,314,811)    (24,404,903)
 Net premiums
  written     $ 3,110,584  $ 3,164,303        $ 9,324,433      $8,730,714

 Revenues:
  Premiums
   earned     $ 9,827,280  $11,898,965        $30,098,572     $36,480,706
  Premiums
   ceded       (6,849,751)  (8,479,588)       (21,076,427)    (26,899,707)
  Net pre-
   miums
   earned       2,977,529    3,419,377          9,022,145       9,580,999
  Investment
   income,
   net of
   expenses       164,602      224,912            563,882         671,996
  Finance
   interest
   charges        312,084        1,194            312,084          25,509
  Interest
   income -
   note
   receivable     130,098          -              320,343             -
  Processing
   fees            64,428      423,584            773,433       1,477,834
  Service fees    173,525       28,419            360,787          73,714
  Other income     36,404       15,954            321,374          41,187

  Total
   revenues     3,958,670    4,113,440         11,674,048      11,871,239
Benefits,
losses and
expenses:
 Losses and
  loss adjust-
  ment
  expenses      6,420,718    8,492,819         20,149,936      24,909,437
 Reinsurance
  recoveries   (4,672,376)  (6,393,702)       (14,859,824)    (18,759,990)
Net losses and
loss adjust-
ment expenses   1,748,342    2,099,117          5,290,112       6,149,447
Acquisition
 costs, net      ( 11,549)    (278,921)          (504,552)       (422,422)
Other acquisi-
 tion and
 underwrit-
 ing expenses   1,219,114    1,512,525          4,056,735       3,430,840
Operating
 expenses         351,092      550,664          1,194,879       1,474,115
Interest
 expense          155,664       10,449            354,237          32,308
Amortization
 of intan-
 gible assets      74,435       40,566            198,928         123,364
Total benefits,
 losses and
 expenses       3,537,098    3,934,400         10,590,339      10,787,652
Income from
 operations
 before federal
 income taxes     421,572      179,040          1,083,709       1,083,587
Federal income
 tax              136,488       61,014            369,143         376,356
 Net income    $  285,084   $  118,026        $   714,566     $   707,231
Net income
 per share
 of common
 stock         $      .02   $      .01        $       .06     $       .06
Weighted
 average
 shares out-
 standing      11,578,029   12,167,846         11,578,029      12,167,846

           The accompanying notes are an integral part of the consolidated financial statements.

        HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Nine Months Ended
                                                  September 30
                                              1997          1996
Cash flows from operating activities:
 Net income                              $  714,566      $  707,231
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization expense     299,035         208,447
  Change in deferred federal income taxes   162,393         114,775
  Change in prepaid reinsurance premiums     69,855       2,494,804
  Change in premium finance notes
   receivable                            (4,178,841)      2,232,408
  Change in deferred policy acquisition
   costs                                   (711,025)        463,790
  Change in deferred ceding commissions     206,473        (886,212)
  Change in unpaid losses and loss
   adjustment expenses                   (3,510,354)      3,001,637
  Change in unearned premiums               232,433      (3,345,090)
  Change in reinsurance recoverable       3,928,296      (3,956,917)
  Change in reinsurance balances payable    158,800         204,095
  Change in all other liabilities           217,782         218,236
  Change in all other assets                233,947         118,952
   Net cash provided by operating
    activities                           (2,176,640)      1,576,156
 Cash flows from investing activities:
 Purchases of property and equipment        (48,603)       (320,839)
 Purchase of note receivable             (6,513,156)            -
 Repayment of note receivable             2,994,448             -
 Purchases of debt securities            (1,022,229)       (526,020)
 Maturities, redemptions and
  capital distributions
  of investment securities                1,339,155       1,219,867
 Purchase of short-term investments      (6,517,834)     (3,300,389)
 Maturities of short-term investments     6,406,025       3,139,555
  Net cash used in investing activities  (3,362,194)        212,174
Cash flows from financing activities:
Proceeds from note payable                7,000,000             -
 Payment of borrowing cost                  (93,395)            -
 Repayment of short-term borrowings         (39,533)        (35,786)
  Cash provided by (used in) financing
   activities                             6,867,072         (35,786)
Increase in cash and cash equivalents     1,328,238       1,752,544
Cash and cash equivalents at beginning
 of period                                4,749,388       4,257,755
Cash and cash equivalents at end
 of period                              $ 6,077,626    $  6,010,299

Supplemental cash flow information:
 Interest paid                          $   354,237    $     32,308
 Income taxes paid                      $   100,000    $    300,790

              The accompanying notes are an integral part
                of the consolidated financial statements.

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1997 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

  The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

Recognition of Premium Revenues

  Insurance premiums are earned pro rata over the terms of the policies. Policy fees are recognized when received. Premiums written include gross policy fees of $3,114,680 and $3,833,860 and policy fees of $1,959,290 and $1,402,141 net of reinsurance, for the nine months ended September 30, 1997 and 1996, respectively.

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

  Management does not anticipate that the above pronouncements will have a material effect on the Company's consolidated financial condition or results of operations.

Note 2 - Investments

  Debt securities, held-to-maturity, as of September 30, 1997 include investments in U.S. Government securities of $2,850,787 and special revenue bonds of $1,993,186. Short-term investments consist of U.S. Government agency securities of $3,491,868. Short-term investments mature within one year.

  Realized investment gains and losses are recognized in operations on the specific identification method. The Company has the ability and intent to hold all debt investments to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.


Note 3 - Notes Payable

  A summary of the Company s notes payable as of September 30, 1997 is as follows:

  Note payable to Dorinco                              $ 7,000,000
  Note payable to unaffiliated finance company             380,187
  Note payable to individual                               171,133
    Total                                              $ 7,551,320

  Effective March 11, 1997, the Company entered into a loan agreement with Dorinco Reinsurance Company ("Dorinco"), an unaffiliated company, whereby the Company borrowed $7,000,000 to contribute to its premium finance subsidiary, Hallmark Finance Corporation ("HFC"). Proceeds from this loan have been used by HFC primarily to fund premium finance notes. (See Note 4.) The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. Interest is payable monthly through February 28, 1999, with principal and interest payments commencing March 31, 1999 through March 31, 2004. A penalty ranging from $80,000 to $120,000 is charged for prepaying the loan prior to the fourth anniversary date except that after the second anniversary date, up to 40% of the outstanding balance may be prepaid without penalty.

  As long as certain financial covenants defined as "triggering events" are maintained, collateral for the loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of American Hallmark Insurance Company of Texas ("Hallmark") and American Hallmark General Agency, Inc. ("AHGA"). To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed

107% and 83%, respectively; (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus; and (3) cause HFC to maintain a certain interest coverage ratio and stockholders equity levels as defined in the agreement. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco loan. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt. For the nine month period ended September 30, 1997, the Company is in compliance with the covenants of the loan.

  Effective March 17, 1997, HFC entered into a loan agreement ("Bank Credit Line") with a bank whereby the bank committed to provide a revolving credit facility of $8,000,000 for funding of up to 60% of premium finance notes outstanding for State and County policies. Beginning late-June 1997, upon completion of a required 90-day cancellation notification period to Peregrine, HFC commenced funding all new notes issued by HFC with proceeds from both the Dorinco loan and the Bank Credit Line.

  The Bank Credit Line provides for an eighteen-month term which expires September 17,1998. Fundings under this line are limited to a 60% advance rate against a borrowing base of eligible premium finance notes receivable as defined in the agreement. The agreement provides for monthly interest payments with interest rate options of prime plus three-eighths floating or the London Interbank Offered Rate ("LIBOR") plus two and eight-tenths with fixed rate tranches of three, six and/or twelve months in $250,000-minimum increments up to a total of twelve tranches. A one-fourth of one percent per annum usage fee is payable on any unused portion of the Bank Credit Line. To collateralize advances under the line, HFC must grant the bank a security interest in the premium finance notes and the Company must guarantee HFC s indebtedness. The Bank Credit Line agreement also contains covenants which, among other things, require the Company to satisfy the same financial ratios as in the Dorinco loan agreement, and includes, but is not limited to, restrictions on capital expenditures, payment of dividends, and incurring of additional debt, and requires that the Company be in compliance with all terms and covenants of the Dorinco loan agreement. There have been no fundings under the Bank Credit Line as of September 30, 1997.

  The note payable to unaffiliated finance company with interest at prime plus one percent was due March 31, 1993. The Company has not made payments on the note since November 1992, and is in technical default. The note provides for an interest rate after maturity of the maximum statutory interest rate. The Company believes it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company. The total principal and interest in arrears aggregates $818,780 at September 30, 1997. Both the lender and its subsidiary are currently in bankruptcy proceedings. Upon final settlement, management believes the cost, if any, to the Company will not exceed amounts accrued in these financial statements.

  The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

Note 4 - Note Receivable

  Proceeds of $5,915,109 from the Dorinco loan (discussed in Note 3) were loaned to Peregrine Premium Finance L.C. ("Peregrine") to repay external borrowing incurred by Peregrine to fund premium finance notes pursuant to the financing and servicing arrangement between HFC and Peregrine. In addition, $598,047 of internally generated funds were loaned to Peregrine to fund new premium finance notes. The Peregrine note principal varies in proportion to the amount used by Peregrine to fund premium finance notes, and is repaid from the insured's payments on such premium finance notes. Commencing in late June 1997, HFC began issuing its own premium finance notes. As a result, the balance of the note receivable from Peregrine declined to $3,518,708 at September 30, 1997. The note is collateralized by the premium finance notes and bears interest at prime plus 1% (9.5% at September 30, 1997).


Note 5 - Federal Income Taxes

  The composition of deferred tax assets and liabilities and the related tax effects as of September 30, 1997 and December 31, 1996 is as follows:
                                             1997          1996
Deferred Tax Assets:
Property and equipment basis             $  34,000      $  32,607
  Unearned premiums                        212,995        192,439
  Loss reserve discounting                  68,455         65,207
  Deferred ceding commissions,
   non-deductible for tax                 (228,770)       (57,222)
  Net operating loss carryforward           33,171         33,171
  Other                                     81,645         97,694
    Net deferred tax assets                201,496        363,896

  Valuation allowance                     ( 33,171)      ( 33,178)
  Net deferred tax asset                 $ 168,325      $ 330,718

  A reconciliation of the income tax provisions based on the prevailing corporate tax rate of thirty-four percent (34%) to the provision reflected in the consolidated financial statements for the nine month period ended September 30, 1997 and 1996 is as follows:

                                             1997        1996
Computed expected income tax expense
 at statutory regulatory tax rate        $ 368,461   $ 368,420
Amortization of excess cost                 40,198      39,837
Tax-exempt interest                       (  1,477)    ( 1,477)
Change in valuation allowance                -         (48,288)
Other                                     ( 38,039)     17,864
Income tax expense                       $ 369,143   $ 376,356

  The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at September 30, 1997, which may be used to offset future taxable income. The operating losses will expire, if unused, as follows:

    Year
    2002                    $    1,325
    2003                        96,237
                            $   97,562

Note 6 - Options and Warrants Outstanding

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


Note 8 - Commitments and Contingencies

  In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the judgment in this case was both legally and factually incorrect and filed a motion for new trial. The motion for a new trial was overruled by operation of law, and subsequently the Company filed a notice of appeal. The Company is presently unable to determine the likelihood of an unfavorable outcome to such appeal.

  On October 3, 1997, in order to stay execution of the judgment, the Company deposited $1,248,758 into the registry of the court. This deposit includes the amount of the compensatory judgment and attorneys' fees, pre-judgment interest, post-judgment interest, and other related court costs in accordance with procedures required for appeal. With the consent of the Company's lenders, HFC advanced the funds necessary for such deposit.


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

  Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. From March 1, 1992 through June 30, 1996, Hallmark ceded a portion of its risk to Vesta Fire Insurance Corporation ( Vesta ) (60% between March 31, 1992 and July 31, 1993 and 75% between August 1, 1993 and June 30, 1996). Effective July 1, 1996, Hallmark entered into a new reinsurance treaty with Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco"), and Odyssey Reinsurance Corporation ("Odyssey"), ceding a total of 75% of its risk. Effective July 1, 1997, the treaty was renewed with Kemper and Dorinco under substantially the same terms and conditions except that the Company was allowed to retain 100% of the policy fees on a new six-month program commenced during late-July 1997 (versus 62.5% for monthly and annual programs). Additionally, effective July 1, 1997 Kemper and Dorinco assumes a 50% pro-rata share of the business under the treaty to replace Odyssey's 25% share. Previously, HFC offered premium financing to Hallmark policyholders through a financing and servicing arrangement with an unaffiliated premium finance company. Beginning late-June 1997, HFC began issuing its own premium finance notes funded by $15 million in funds available pursuant to agreements executed in March 1997. (See Notes 3 and 4 to the Consolidated Financial Statements.) AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

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

Financial Condition and Liquidity

  The Company's sources of funds are principally derived from insurance related operations. Major sources of funds are from premiums collected (net of policy cancellations and premiums ceded), external funding of premium notes, ceding commissions, processing fees, premium finance service charges and investment activities. Net cash flow used by the Company s consolidated operations for the nine months ended September 30, 1997 was $2,176,640 and net cash flow provided by consolidated operations for the nine months ended September 30, 1996 was $1,576,156.

As discussed in the Introduction above, HFC began issuing its own premium finance notes in late-June 1997. Premiums receivable as of September 30, 1997, includes premium note receivables from insureds of $5,162,649 thus accounting for the majority of operational cash flow usage during 1997. On a consolidated basis, the Company's liquidity improved somewhat as of September 30, 1997 as compared to December 31, 1996. The Company s total cash and investments increased approximately 8% to $14,564,951 as of September 30, 1997 from $13,441,830 as of
December 31, 1996. This increase is due primarily to the cumulative effect of increased cash flow from the Company's premium finance program commenced during 1995 and unused loan proceeds (discussion of Dorinco loan agreement follows).

  Under HFC s premium finance program, premiums for annual policies due Hallmark are funded-in-full in approximately 30 days and immediately invested. Premiums receivable is primarily composed of premium finance notes receivables from insureds on policies financed by HFC directly and unfunded premium balances attributable to the business with the unaffiliated premium finance company. As previously noted, HFC began issuing its own premium finance notes at the end of June 1997. Premium finance notes receivables from insureds totaled $5,162,649 as of September 30, 1997. Unfunded premium balances due as of September 30, 1997 and December 31, 1996, respectively, were $992,276 and $2,437,024.
This decrease in unfunded premium balances is attributable to the run-off of the unaffiliated premium finance company business.

  At September 30, 1997, the Company reported $7,551,320 in notes payable as compared to $590,853 at December 31, 1996. Effective March 11, 1997, the Company entered into a loan agreement with Dorinco
( Dorinco Loan Agreement ), an unaffiliated company and principal reinsurer of Hallmark, whereby the Company borrowed $7,000,000 to contribute to HFC. (See Note 3 to the Consolidated Financial Statements.) Proceeds from the Dorinco Loan Agreement were used to repay $5,915,109 of off-balance sheet financing of premium notes and to fund additional premium notes under HFC's financing and servicing arrangement with an unaffiliated premium finance company. As a result, the Company recorded notes receivable in the amount of $3,518,708 as of September 30, 1997. (See Note 4 to the Consolidated Financial Statements.) Of the outstanding notes payable balance, $393,835 is due before December 31, 1997. The Company expects to make these note payments with cash from operations. However, the amount to be paid in 1997 may be less than the $393,835 reflected in the notes payable balance. Included in this amount is a disputed obligation of $380,000 to an unaffiliated finance company in connection with a financing transaction which occurred prior to the Company's acquisition of the insurance group. Further, if any portion of the approximately $380,000 is ultimately deemed owing, the Company believes that it has the right to offset $240,000 which is on deposit with a subsidiary of the unaffiliated finance company.

  A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets at September 30, 1997, $1,847,826 represents non-restricted cash (compared to $991,095 at December 31, 1996 and $1,486,016 at September 30, 1996). Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, the Company is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to the Company and affiliates. During the first nine months of 1997, Hallmark paid or accrued $770,000 in management fees as compared to $675,000 for the first nine months of 1996. For the year ended December 31, 1996, Hallmark paid or accrued $1,050,000 in management fees. It is anticipated that paid or accrued management fees for 1997 should be less than the amounts authorized by TDI. Management fees from Hallmark should continue to be a moderate source of unrestricted liquidity. However, management intends to continue to restrict payment of management fees, as necessary, to ensure the surplus strength of Hallmark.

  Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark is paying total commissions up-front to AHGA based on the entire annual premiums written. Independent agent production of annual policies was approximately $11.4 million for the nine months ended September 30, 1997. During the first nine months of 1997, AHGA received $2.3 million in commissions related to this program from Hallmark, and will pay earned commissions of $1.7 million to independent agents. During the twelve months of 1996, AHGA received approximately $2.7 million in commissions related to this annual policy program from Hallmark, of which approximately $1.6 million was paid to independent agents in 1996 and approximately $1.1 million is being paid to independent agents during 1997 as earned.

  Ceding commission income represents a significant source of funds to the Company. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net annual premiums are earned. Deferred ceding commission income increased slightly to $2,574,737 at September 30, 1997 from $2,368,264 at December 31, 1996. This slight increase is principally attributable to an improved loss ratio during 1997 which resulted in the Company recognizing a slightly higher ceding commission percentage during 1997 than during the last half of 1996. Deferred policy acquisition costs of $3,247,589 as of September 30, 1997 were $711,025 greater than at December 31, 1996 primarily as a result of the change in reinsurance terms with regard to front fees and premium taxes.

  At September 30, 1997, Hallmark reported statutory capital and surplus of $5,685,979, which shows an increase of $507,985 over the $5,177,994 reported at December 31, 1996. On an annualized-premium basis, Hallmark's premium-to-surplus ratio at September 30, 1997 was 2.19 to 1 as compared to 2.21 to 1 at December 31, 1996, and 2.29 to 1 at September 30, 1996. Management does not presently expect Hallmark to require additional capital during 1997. Management anticipates that Hallmark is positioned to maintain and strengthen statutory surplus through increased earnings from insurance operations. For the nine months ended September 30, 1997, the statutory loss ratio was approximately 63.4% compared to 64.1% and 81.8% for the twelve months ended December 31, 1996 and 1995, respectively. See Results of Operations for discussion of loss ratio improvement.

  As previously mentioned, effective July 1, 1996, Hallmark entered into new reinsurance treaties with Kemper, Dorinco, and Odyssey. Certain provisions of the reinsurance treaty could impact the Company's liquidity. Under the agreement between Hallmark and the reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy fees (rather than ceding 75% of the policy fees as under the Vesta treaty), pays premium taxes and front fees on 100% of the business produced (rather than premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional commission on the portion of the business ceded (rather than a guaranteed 30% ceding commission under the Vesta treaty). Policy fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. Terms of the July 1, 1996 agreement include that the provisional commission paid under the new treaty will be adjusted annually over a three-year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 33.5% and is guaranteed a minimum commission of 26% regardless of loss experience. Under the July 1, 1997 renewal, the first of the three-year annual adjustment periods as defined under the original agreement has been extended to two years (with the exception of the percentage insured by Odyssey).

  Pursuant to the loan agreement dated March 11, 1997 between the Company and Dorinco effective January 1, 1997, the commission structure of Dorinco s pro-rata share of the July 1, 1996 reinsurance treaty was amended to include terms that allow Hallmark to earn an additional 1% commission at a higher loss ratio than under the previous structure and also increase the maximum ceding commission that Hallmark may earn by 1% up to 34.5%, but reduce the minimum ceding commission from 26% to 23%. In addition, the Dorinco Loan Agreement requires that effective July 1, 1997, Hallmark increase future volume of business ceded to Dorinco under the July 1, 1996 reinsurance treaty and satisfy certain annual volume levels ceded over the seven year term of the loan agreement. Based on current loss experience, the Company is currently recognizing ceding commission percentages of 29% on business ceded to Dorinco and 28% on the cessions to Kemper.

  Effective June 30, 1997, Odyssey's participation in the treaty was terminated on a run-off basis. As such, the ceding commission adjustment related to Odyssey s one year participation was settled on August 29, 1997. Based on the calculation as of June 30, 1997, the Company earned a 29% ceding commission based on a 66% loss ratio for the period of July 1, 1996 through June 30, 1997. The Company retains 100% of all policy fees related to a new six-month program which began in late-July 1997. While this increased retention of policy fees did not have a significant impact during the third quarter of 1997, it is expected to positively impact the remainder of 1997 as well as the future as the volume related to this six-month program increases.

  Unpaid losses and loss adjustment expenses ("LAE") decreased approximately 17% primarily due to the combined effect of a continued decrease in average claim payments during the first nine months of 1997 as compared to the first nine months of 1996 as well as a decrease in the number of days to process and pay new and pending claims.
Accordingly, reinsurance recoverable decreased proportionately.

  During 1997, management expects that the Company's liquidity will continue to be favorably impacted by a continued focus on the performance of the Company's core State & County business with emphasis on claims operations. During late 1995 and early 1996, the Company increased its claims staff and hired additional experienced claims adjusters and supervisory personnel that, in turn, have contributed to lower loss and LAE payments and favorably impacted the Company's profitability. However, changing market conditions in the non-standard industry have adversely impacted premium volumes during the second and third quarters of 1997. Although management has taken steps to stimulate premium volumes, any decrease in premium volume could negatively impact liquidity. Among other things, the Company has expanded its contingent commission program to certain independent agents, has rolled out a new six-month program in late-July 1997, continues to appoint and retain quality independent agents and has implemented a reduction in physical damage rates effective early-September 1997. Additionally, revised reinsurance terms related to the Dorinco financing, as well as reduced borrowing costs for the Company's premium finance program from both the Dorinco financing and Bank Credit Line, should positively impact liquidity and earnings beginning late-1997. As discussed in Note 3 to the Consolidated Financial Statements, the Company has $8,000,000 available under the Bank Credit Line to fund premium finance notes. Management also anticipates that an integrated cash management system implemented in late-1995 will continue to positively impact 1997 liquidity.

  The Company continues to pursue third party claims handling and administrative contracts. Effective January 1, 1997, the Company entered into a new agreement with an unaffiliated managing general agency (the unaffiliated MGA ). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. In addition, Hallmark assumed a 10% pro-rata share of the business produced under the unaffiliated MGA's program. Effective July 1, 1997, Hallmark increased its pro-rata share of business assumed under this contract to 20%. Also, effective July 1, 1997, the remaining 80% share of this business is being reinsured by Hallmark's principal reinsurers, Dorinco and Kemper. The related premium volume will be considered as part of Hallmark's premium volume commitments to its principal reinsurers. It is anticipated that fees under this contract could positively impact liquidity increasingly throughout the year.

  Beginning late-April 1996, the Company began marketing E&S insurance through HUI. This business is produced by the Hallmark Agencies and certain independent agents, and some portion of the premiums are financed by HFC. No entity within the Company bears any underwriting risk. The E&S policies are written on behalf of A.M. Best A-rated unaffiliated insurance companies. HFC offers premium financing for E&S business produced by HUI, and is currently financing E&S premium notes with internally generated funds. As anticipated, the growth of this business has been gradual due, in part, to increased competition from the standard insurance market. Management remains committed to the development of its E&S program, and HUI is increasing its appointments of qualified independent agents. In addition, HUI entered into a relationship with a London broker in 1997 and has begun producing business on behalf of two London-based carriers. HCS will perform claims handling functions on a fee basis. Nonetheless, it is not anticipated that the E&S program will significantly impact liquidity during 1997.

  Subsequent to September 30, 1997, HFC advanced to HFS $1,248,758 for deposit into the registry of the court in order to stay execution pending apeal of an unfavorable judgment in certain litigation. (See
Note 8 to the Consolidated Financial Statements and Legal Proceedings.) Since such funds could be deemed proceeds of the Dorinco loan, the Company secured the consent of its lenders prior to such deposit. The deposit of such funds into the registry of the court is not expected to materially impact liquidity during 1997.

  Management intends to continue to investigate opportunities for future growth and expansion. However, the Company currently has no growth plans which would require significant external funding during 1997.


Results of Operations

  Gross premiums written (prior to reinsurance) for the three and nine months ended September 30, 1997 decreased 10% and 8%, respectively, in relation to gross premiums written during the same period in 1996. The respective decreases in gross premiums written were primarily due to changing market conditions in the non-standard industry which have adversely impacted premium volumes during the second and third quarters of 1997. Net written premiums (after reinsurance) for the three months ended September 30, 1997, remained relatively constant as the same period in 1996, while net written premiums (after reinsurance) for the nine months ended September 30, 1997, increased approximately 7% over the same period in 1996. The increase in net written premiums for the nine months ended September 30, 1997, in relation to the same period of 1996, is due to (1) higher gross premiums written during the first quarter of 1997 as compared to the first quarter of 1996, (2) higher retention of policy fees to 62.5% during the first six months of 1997 as compared to 25% during the same period of 1996 and (3) assumption of business written by the unaffiliated MGA effective January 1, 1997.

  Premiums earned (prior to reinsurance) for the three and nine months ended September 30, 1997, respectively, were $2,071,685 and $6,382,134 lower than for the comparable periods in 1996 representing respective decreases of 17% and 18%. For the three and nine months ended September 30, 1997, respectively, net premiums earned (after reinsurance) were $441,848 and $558,854 lower than for the comparable periods in 1996 representing respective decreases of 13% and 6%, respectively. During the first nine months of 1996, premiums earned (prior to reinsurance) were high due to the 1996 earning of premium written during high-volume months of late 1995 as well as the increase in monthly policy production during 1996 from 39% in 1995 to 52% in 1996. Hallmark did not experience any unusually high-volume months during 1996 and additionally, annual/six-month policy production has been on the rise during the first nine months of 1997 (52% for 1997 as compared to 48% for the same period of 1996). The disproportionate decrease between premiums earned (prior to and after reinsurance) resulted from the change discussed in the paragraph above.

  The net incurred loss ratio (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 1997 was approximately 59% as compared to approximately 61% and 64%, respectively, for the same 1996 periods. The decrease in the loss ratios between 1997 and 1996 was primarily attributable to the increase in retention of policy fees and a continued emphasis on effective claims handling procedures, adequate rates, and responsive rate-setting procedures. Reinsurance recoveries decreased accordingly.

  Net acquisition costs represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. While the credit balance of net acquisition costs has decreased during the three months ended September 30, 1997, the credit balance of net acquisition costs has increased during the nine months ended September 30, 1997. The principal reason for this phenomenon is that the third quarters of both 1997 and 1996 are governed by comparable treaty terms effective July 1, 1996. Conversely, the comparability of the nine month periods ended September 30, 1997 and 1996 is significantly affected by different treaty terms in effect during the first six months of the respective years. The decrease in the credit balance of net acquisition costs for the three month period is due to decreased deferral of premium taxes and front fees due to lower premium volumes as well as an increase in ceding commission income due to an improved loss ratio over the same three month period of 1996. The increase in the credit balance of net acquisition costs, for the nine months of 1997 is primarily due to deferral of increased premium taxes and reduced ceding commission income (due to different treaty terms) during 1997 as compared to the same period in 1996.

  Other acquisition and underwriting expenses decreased $293,411 for the three months ended September 30, 1997, while other acquisition and underwriting expenses increased $625,895 for the nine months ended September 30, 1997 as compared to the same respective periods of 1996. In light of consistent treaty terms as previously discussed, the decrease for the three months is primarily attributable to the decrease in premium taxes and front fees which is directly related to decreased premium volume during the third quarter of 1997 as compared to the same period of 1996. The increase in other acquisition and underwriting expenses for the nine months ended September 30, 1997 is primarily due to an increase in the Company s share of premium taxes and front fees, and a decrease in ceding commission income (especially in the second quarter) due to the combined effect of lower premium volumes during the second and third quarters of 1997 and the change in treaty terms effective July 1, 1996. These adverse fluctuations for the nine months ended September 30, 1997 are partially offset by decreases in bad debt expense, commissions paid, salaries, contract labor and related costs, as well as other underwriting expense categories.

  Operating expenses decreased during the three and nine months ended September 30, 1997 as compared to the same respective periods in 1996 primarily due to decreases in salary and related expenses, particularly in the second and third quarters. These decreases are primarily due to staff attrition as well as decreased management expenditure of time on non-insurance operations.

  Interest expense for the three and nine months ended September 30, 1997 increased in relation to the same periods in 1996 as a result of the Dorinco loan which closed early-March to fund premium finance operations. Previous premium financing was through an unaffiliated premium finance company and thus interest expense was not reflected on the Company s financial statements. (See Note 3 to the Consolidated Financial Statements.)

  Investment income decreased approximately 27% and 16% for the three and nine months ended September 30, 1997 in relation to the comparable periods of 1996 primarily as a result of a decrease in funds available for investment (due to decreased premium volumes) and the maturity of some higher-yielding long-term investments. Long-term invested funds have decreased principally due to recent maturities and to changing market conditions whereby long-term rates were less favorable for 1997 as compared to 1996.

  Finance interest charges represent interest earned on premium notes issued by HFC. During 1996, HFC only directly financed premium notes for HUI. Beginning late June 1997, HFC began financing premiums for Hallmark which has resulted in increased finance interest income during 1997.

  Interest income on note receivable represents income received from an unaffiliated premium finance company in connection with the Company's use of proceeds from the Dorinco loan to lend funds to the unaffiliated premium finance company to extinguish its premium finance bank debt. Interest expense on the Dorinco loan accounts for the significant increase in interest expense for the three and nine months ended September 30, 1997.

  Processing fees decreased approximately 85% and 48% for the three and nine months ended September 30, 1997 over the same respective periods of 1996. These fees represent income earned by HFC pursuant to its financing and servicing arrangement with an unaffiliated premium finance company. This arrangement was terminated in June 1997 as HFC began issuing its own premium finance notes. As expected, these fees have significantly decreased during the third quarter of 1997 as the premium finance notes of the unaffiliated premium finance company continue to run-off. The decrease in processing fees for the nine months ended September 30, 1997 was also affected by lower annual premium volumes (and hence, fewer premium notes) in 1997 than in 1996. This was particularly significant during the first half of the year due to the large volume of notes generated in connection with unusually high premium volumes during the third quarter of 1995 (that, in turn, generated notes that were still outstanding as of June 30, 1996).

  Service and consulting fees for the three and nine months ended
September 30, 1997, increased by $145,106 and $287,073, respectively, in relation to the comparable periods of 1996. These increases are primarily due to fees earned in connection with the Company's contract to act as program administrator for the unaffiliated MGA.

  Other income for the three and nine months ended September 30, 1997, increased by $120,450 and $280,187, respectively, as compared to the same periods of 1996 principally as a result of additional outside commissions earned by the Hallmark Agencies and HUI, the Company's excess and surplus lines agency.

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

                              PART II
                          OTHER INFORMATION

Item 1. Legal Proceedings.

  In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the judgment in this case was both legally and factually incorrect and filed a motion for new trial. The motion for a new trial was overruled by operation of law, and subsequently the Company filed a notice of appeal. The Company is presently unable to determine the likelihood of an unfavorable outcome to such motion or appeal.

  On October 3, 1997, in order to stay execution of the above judgment during the Company s appeal of the unfavorable verdict, the Company deposited $1,248,758 into the registry of the court. This deposit includes the amount of the compensatory judgement and attorneys fees, prejudgment interest, post-judgement interest, and other related court costs in accordance with procedures required for appeal.

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

  None.

Item 5.   Other Information.

  None.

Item 6.   Exhibits and Reports on Form 8-K.

  (a) The exhibits listed in the Exhibit Index which appears on sequential page 19 are filed herewith.

  (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended September 30, 1997.

Exhibit             Description              Sequential Page No.

10(a)     Form of First Amendment to Loan              ____
          Agreement between Hallmark Finance
          Corporation and NationsBank of
          Texas, N.A., dated July 31, 1997.

10(b)     Form of Second Amendment to Loan             ____
          Agreement between Hallmark Finance
          Corporation and NationsBank of
          Texas, N.A., dated October 1, 1997.

                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)

Date: November 13, 1997            /s/ Ramon D. Phillips
                                   Ramon D. Phillips, President
                                   (Chief Executive Officer)


Date: November 13, 1997            /s/ John J. DePuma
                                   John J. DePuma,
                                   Chief Financial Officer