Form 10-Q/A
period 1997-09-30
HALLMARK FINANCIAL SERVICES INC
filed 1997-11-17
CIK 819913

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
                             (Unaudited)

                   Three Months Ended              Nine Months Ended
                      September 30                    September 30
                  1997         1996               1997            1996
Gross premiums
 written        9,830,845  $10,880,687        $30,639,244     $33,135,617
Ceded premiums
 written       (6,720,261)  (7,716,384)       (21,314,811)    (24,404,903)
 Net premiums
  written     $ 3,110,584  $ 3,164,303        $ 9,324,433      $8,730,714

 Revenues:
  Premiums
   earned     $ 9,827,280  $11,898,965        $30,098,572     $36,480,706
  Premiums
   ceded       (6,849,751)  (8,479,588)       (21,076,427)    (26,899,707)
  Net pre-
   miums
   earned       2,977,529    3,419,377          9,022,145       9,580,999
  Investment
   income,
   net of
   expenses       164,602      224,912            563,882         671,996
  Finance
   interest
   charges        312,084        1,194            312,084          25,509
  Interest
   income -
   note
   receivable     130,098          -              320,343             -
  Processing
   fees            64,428      423,584            773,433       1,477,834
  Service fees    173,525       28,419            360,787          73,714

  Other income    136,404       15,954            321,374          41,187

 Total
   revenues     3,958,670    4,113,440         11,674,048      11,871,239
Benefits,
losses and
expenses:
 Losses and
  loss adjust-
  ment
  expenses      6,420,718    8,492,819         20,149,936      24,909,437
 Reinsurance
  recoveries   (4,672,376)  (6,393,702)       (14,859,824)    (18,759,990)
Net losses and
loss adjust-
ment expenses   1,748,342    2,099,117          5,290,112       6,149,447
Acquisition
 costs, net      ( 11,549)    (278,921)          (504,552)       (422,422)

Other acquisi-
 tion and
 underwrit-
 ing expenses   1,219,114    1,512,525          4,056,735       3,430,840
Operating
 expenses         351,092      550,664          1,194,879       1,474,115
Interest
 expense          155,664       10,449            354,237          32,308
Amortization
 of intan-
 gible assets      74,435       40,566            198,928         123,364
Total benefits,
 losses and
 expenses       3,537,098    3,934,400         10,590,339      10,787,652
Income from
 operations
 before federal
 income taxes     421,572      179,040          1,083,709       1,083,587
Federal income
 tax              136,488       61,014            369,143         376,356
 Net income    $  285,084   $  118,026        $   714,566     $   707,231
Net income
 per share
 of common
 stock         $      .02   $      .01        $       .06     $       .06
Weighted
 average
 shares out-
 standing      11,578,029   12,167,846         11,578,029      12,167,846

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

                   HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)

Date: November 17, 1997            /s/ Ramon D. Phillips
                                   Ramon D. Phillips, President
                                   (Chief Executive Officer)


Date: November 17, 1997            /s/ John J. DePuma
                                   John J. DePuma,
                                   Chief Financial Officer