Form 10KSB40
period 1997-12-31
HALLMARK FINANCIAL SERVICES INC
filed 1998-03-31
CIK 819913

CONFORMED COPY


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 1997

                            Commission file number 0-16090

                           HALLMARK FINANCIAL SERVICES, INC.
                    (Name of Small Business Issuer in Its Charter)

          Nevada                                       87-0447375
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer I.D. No.)
 or Organization)   (I.R.S. Employer I.D. No.)

14651 Dallas Parkway, Suite 900, Dallas, Texas            75240
  (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number, Including Area Code:  (972) 404-1637

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class          Name of Each Exchange on Which Registered
      Common Stock                    American Stock Exchange
    3 cents par value              Emerging Company Marketplace

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

State issuer's revenues for its most recent fiscal year - $15,827,105.

State the aggregate market value of the voting stock held by non-affiliates - $11,924,337 as of March 20, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, 3 cents par value -10,662,277 shares outstanding as of March 20, 1998.

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

Item 1. Description of Business.

Introduction

      Hallmark Financial Services, Inc. ("HFS"), a Nevada corporation formed in 1987, and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of insurance products on credit terms, primarily to lower and middle income customers. The Company's target market encompasses the substantial number of Americans who either are denied credit from banks, credit card companies and other conventional credit sources, or have never established a bank account or credit history. Currently, the Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance. Secondarily, the Company provides fee-based claims adjusting and related services for affiliates and third parties.

Overview

      The Company pursues its business activities through an integrated insurance group (collectively, the "Insurance Group"), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark

Finance Corporation ("HFC"); a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"); and from April 1996 until
December 31, 1997, a commercial excess and surplus lines affiliated managing general agency, Hallmark Underwriters, Inc. ("HUI"). The Company operates only in Texas.

      Hallmark writes non-standard automobile liability and physical damage coverages. Hallmark provides insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance.

      AHGA, a managing general agency, holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through independent agents operating under their own names.

      HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA. Beginning late-June 1997, HFC began offering its own premium finance notes funded by the proceeds of loan agreements executed in March 1997. HFC's financing and servicing arrangement with an unaffiliated premium finance company is currently in run-off. (See Note 11 to the Consolidated Financial Statements.)

      HCS provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services to Hallmark and unaffiliated third parties.

      HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late April 1996. Due to highly competitive market conditions principally as a result of an uncharacteristicaly strong presence of standard commercial insurers in the Texas marketplace, HUI's operations ceased as of December 31, 1997.

Insurance Group Operations

      Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several acquisitions, most of the companies now referred to as the Insurance Group. HFS manages Hallmark, AHGA, the Hallmark Agencies, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices.
AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents. HFC offers premium finance programs for State & County policies marketed by the Hallmark Agencies and independent agents managed by AHGA. HCS provides claims services to Hallmark and unaffiliated third parties.

      The Company offers both liability and physical damage (comprehensive and collision) coverages. Hallmark's bodily injury liability coverage is limited to $20,000 per person and $40,000 per accident, and property damage liability coverage is limited to $15,000 per accident. Physical damage coverage is limited to $40,000 and $30,000 for vehicles insured under annual/six-month and monthly policies, respectively.

      Substantially all purchasers of Hallmark policies are individuals. No single customer or group of related customers has accounted for more than 1% of its net premiums written during any of the last three years.

      The Company writes annual, monthly and since mid-1997, six-month policies. The Company's net premium volume was composed of a policy mix of 49% annual, 47% monthly and 4% six-month policies in 1997, and 52% monthly and 48% annual policies in 1996. The Company's typical customer is unable or unwilling to pay either a half- or full-year's premium in advance, and thus a monthly policy, or an annual or six-month policy on credit suits his/her budgetary needs.

      The Company finances annual and six-month policy premiums produced by AHGA through a premium finance program offered by HFC. During 1997, approximately 91% of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program. During 1996 and 1995, approximately 90% and 89%, respectively, of Hallmark's annual policyholders financed their premiums through HFC's premium finance program or Hallmark's direct-bill program (discontinued during 1995).

      HCS provides claims adjustment and related litigation services to both the Company and third parties. Fees are charged either on a per-file basis, as a percentage of earned premiums or, in certain instances, a combination of both methods. When the Company receives notice of a loss, HCS personnel establish a claim file and an estimated loss reserve. HCS's adjusters review, investigate and initiate claim payments, with the Company utilizing a third-party claims service only in unusual circumstances. The Company has an in-house legal staff and thus handles much of its claims-related litigation in-house. Management believes that the Company achieves optimal efficiency and cost effectiveness by utilizing its own trained employee-adjusters and in-house litigation staff in most instances.

Underwriting and Other Ratios

      An insurance company's underwriting experience is traditionally
measured by the statutory  combined ratio.   The combined ratio under
statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the statutory loss ratio), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). The approximate SAP underwriting profit or loss is affected to the extent the combined ratio is less or more than 100%. During 1997, 1996 and 1995, Hallmark experienced statutory loss ratios of 65.9%, 64.1% and 81.8%, respectively. During the same periods, it experienced statutory expense ratios of 39.2 %, 31.9% and 11.2%, respectively, and statutory combined ratios of 105%, 96% and 93%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by generally accepted accounting principles ("GAAP").

      Hallmark's 1997 statutory loss ratio increased in relation to 1996 principally due to changes in the estimate of incurred but not reported ("IBNR") reserves based, in part, upon a faster-than-anticipated development of 1996 accident-year losses. The decreases in the 1997 and 1996 calendar year statutory loss ratios in relation to 1995, were principally due to the combined result of an increase in retention of fully earned policy origination fees included in premiums earned after July 1, 1996 and improved loss experience of the Company's core State & County business. (See Management's Discussion and Analysis or Plan of
Operation - Results of Operations.)

      Hallmark's 1995 statutory loss ratio was adversely affected by unusually high catastrophe losses due to hail, as well as an increase in non-catastrophic losses. To a lesser extent, adverse loss experience associated with assumed business produced by an unaffiliated agency pursuant to a 1993 reinsurance agreement also adversely affected the 1995 statutory loss ratio. Although this agreement was canceled effective December 31, 1994, the runoff of business continued to negatively impact Hallmark's 1995 statutory loss ratio.

      The increase in the 1997 statutory expense ratio is primarily attributable to decreased ceding commission income (recorded as an offset to underwriting expenses) along with increased retention of premium taxes and State & County ceding fees under reinsurance treaties effective
July 1, 1996. The change in reinsurance agreements, along with the changes in the estimate of IBNR, had an impact on 1997 expenses by reducing ceding commission income. While the statutory expense ratio for 1996 increased in relation to the 1995 statutory expense ratio, the full impact was not realized until 1997. Hallmark's 1995 statutory expense ratio was favorably impacted by high ceding commission income associated with unusually high premium volumes during the third quarter of 1995.

      Under the Texas Department of Insurance ("TDI") guidelines, casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 1997, 1996, and 1995, Hallmark's premium-to-surplus ratios were 2.35 to 1, 2.21 to 1 and 2.58 to 1, respectively. Despite a 1997 statutory net loss, Hallmark had only a slightly unfavorable increase in its 1997 premium-to-surplus ratio due to the combined effect of only an 8% increase in net premiums written and a 2% increase in 1997 surplus over the previous year. Hallmark's surplus increased (despite the 1997 statutory net loss) primarily due to a reduction in a 1996 charge to surplus permitted by TDI for 1997. (See Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity).

      The strengthening of the 1996 premium-to-surplus ratio in relation to 1995 is primarily attributable to the combined effect of the decrease in 1996 premium volume in relation to 1995, and the statutory loss ratio improvement in Hallmark's core State & County business.

Reinsurance Arrangements

      Hallmark shares its claims risk with non-affiliated insurance companies. Effective March 1, 1992, Hallmark and AHGA entered into a reinsurance arrangement with an unaffiliated company, State & County. Effective July 1, 1996, this arrangement was supplemented by separate risk-sharing agreements between Hallmark and three unaffiliated companies, all of which are rated A- or better by A.M. Best: Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco"), and Odyssey Reinsurance Corporation ("Odyssey"). Effective July 1, 1997, the treaty was renewed with Kemper and Dorinco under substantially the same terms and conditions. Between March 1, 1992 and July 1, 1996, Hallmark's principal quota-share reinsurance was with Vesta Fire
Insurance Corporation ("Vesta"), an unaffiliated company with an A.M. Best rating of A.

      Under the Company's arrangement with State & County, AHGA is a managing general agent appointed by State & County to issue State & County policies, as well as appoint producing agents to sell these policies.
AHGA issues State & County policies in accordance with Hallmark's underwriting standards and pursuant to rates approved by State & County. Although State & County is required to file periodic rate adjustments with the state, TDI approval is not required.

      As compensation for acting as managing general agent, AHGA receives commissions equal to a percentage of premiums written. It uses a portion of these commissions to compensate its producing agents for selling State & County policies. State & County receives ceding fees from Hallmark on the State & County policies AHGA produces equal to a percentage of premiums written assumed by Hallmark. The fee rate decreases as the annual volume of premiums written exceeds specified levels. As permitted by law, AHGA charges policy origination fees on behalf of Hallmark in addition to premiums.

      Pursuant to the reinsurance agreement, Hallmark reinsures 100% of the State & County business produced by AHGA. Under related reinsurance agreements effective July 1, 1997, Kemper and Dorinco, collectively, assume 75% of the claims risk on State & County business produced by AHGA. From July 1, 1996 through June 30, 1997, Kemper, Dorinco and Odyssey, collectively, assumed 75% of the State & County business. In addition, these reinsurers unconditionally guarantee Hallmark's and AHGA's obligations to State & County. From August 1, 1993 through June 30, 1996, Vesta assumed 75% of the State & County business.

      Under the 1996 and 1997 reinsurance agreements between Hallmark and the reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy origination fees (rather than ceding 75% of the policy origination fees as under the Vesta treaty), pays premium taxes and front fees on 100% of the business produced (rather than premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional commission on the portion of the business ceded (rather than a guaranteed 30% ceding commission under the Vesta treaty). Policy origination fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the new treaties will be adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Under the 1996 and 1997 reinsurance agreements, Hallmark can earn maximum commissions of 33.5%
and 34.5%, respectively, and is guaranteed minimum commissions of 26% and 23%, respectively, regardless of loss experience.

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

      As managing general agent, AHGA manages the marketing of the Company's non-standard automobile insurance program through a retail network of affiliated and independent agencies. At December 31, 1997, there were thirteen affiliated offices, operating under the American Hallmark Agencies name in Amarillo, Austin, Corpus Christi, Houston, Lubbock and the Dallas/Mid-Cities metroplex area. In addition, the Company was represented by some 550 independent agents with offices located throughout the State of Texas.

      The Company is in the process of restructuring the American Hallmark Agencies in order to concentrate management and advertising resources in certain geographic areas. The restructure will, among other things, include closure of seven existing offices and limited expansion in selected areas.

       Marketing efforts are twofold: one, direct advertising to the insured for the benefit of the Hallmark Agencies; and two, marketing and ongoing service to the Company's independent agents. The Hallmark Agencies business is developed primarily through advertising in regional and local publications, direct-mail, telephone solicitation and referrals from standard agents and existing customers. Field marketing representatives promote the Company's insurance program to prospective independent agents and service existing agents. Both the Hallmark Agencies and the independent agents represent other insurers and sell other insurance products in addition to Hallmark policies. The Company's appointed independent agents are located throughout Texas in major cities, as well as suburban and some rural areas, with an emphasis in the central and southern regions of Texas.

Competition

      Information available from industry sources indicates that the private passenger automobile insurance market in Texas is approximately
$8 billion in annual premium volume. Annual premium volume of the non-standard automobile policies written in Texas exceeded $2.2 billion,
according to 1996 data.   The Company's 1997 core State & County premium
volume was almost 2% of the total non-standard market. The Company's gross premiums written were approximately $40 million in 1997, $43 million in 1996 and $49 million in 1995. The Texas non-standard automobile insurance market has become increasingly competitive in recent years as evidenced by a significant number of new companies in the market place, introduction of new programs by existing competitors and more competitive pricing of existing programs. This has been caused predominately by excess capital and surplus in major insurance and reinsurance companies. However, management believes that the Company has effective tools for increasing its market share. The Company relies on its ability to promptly set rates that are directed toward the lower-risk segment of the non-standard auto market and to compete on the basis of underwriting criteria and superior service to its agents and insureds.

Insurance Regulation

      The operations of Hallmark, AHGA and HFC are regulated by TDI. HFC is also subject to further regulation under the Texas Credit Code. Hallmark is required to file quarterly and annual statements of its financial condition with TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, premium-to-surplus ratio, loss reserves, deposits and investments, is subject to review by TDI. Since Hallmark does not write its insurance directly, but rather writes through a county mutual, its premium rates and underwriting guidelines are not subject to the same degree of regulation imposed on standard insurance companies. However, State & County must file rate changes with TDI. AHGA, HUI, and the producing agents who staff the Hallmark Agencies offices are subject to TDI's licensing requirements.
HFC is also subject to licensing, financial reporting and certain financial requirements. In addition, interest rates, note forms and disclosures, among other things used by HFC, are regulated by the Office of Consumer Credit Commissioner.

      TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the state of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. There were no assessments during 1997 and 1996, and thus Hallmark made no payments to the fund during those years.

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

      The amount of Hallmark's reserves represents management's estimates of the ultimate net cost of all unpaid losses and LAE incurred through December of each year. These estimates are subject to the effect of trends in claim severity and frequency. Management continually reviews the estimates and adjusts them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years.
(See Note 1 to the Consolidated Financial Statements.)

      The Company continually improves its loss estimation process by refining its ability to analyze loss development patterns, claim payments, and other information within a legal and regulatory environment which affects development of ultimate liabilities. Beginning mid-1995, the Company implemented significant changes and enhancements in its claims operations. These changes have resulted in, among other things, (1) faster payment of claims, (2) increased conservatism in case reserving procedures to more promptly reflect estimated, ultimate claim-settlements and LAE costs, and (3) more aggressive claims handling resulting in significantly lowering average liability claim payments. During both 1996 and 1997, the number of liability claims closed consistently exceeded the number received. The 1997 accident-year continues to be impacted by these changes as well as other differences in the claims population.
There was a 50% reduction in policy limit claims included in 1997 reserves compared to 1996, a 50% reduction of claims in litigation at the end of 1997 compared to 1996, and a 20% reduction in the number of liability claims outstanding at December 31, 1997 compared to December 31, 1996. Legal trends also affect ultimate claims settlement amounts. In recent years, there has been an increase in court-ordered mediations. Beginning mid-1996, the Company began to maximize its use of voluntary mediations in addition to court-ordered mediations affecting not only the timeliness with which claims in litigation settle, but also favorably impacting the ultimate settlement amounts.

      Changes in loss development patterns and claim payments can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses. Re-estimation of the 1996 accident year reserves at December 31, 1997, based on faster than expected development of 1996 losses, resulted in a $1,131,000 increase to reserves. Future changes in estimates of claim costs may adversely affect future period operating results; however, such effects cannot be reasonably estimated currently.


Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 1997, 1996 and 1995 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet.

                                               1997              1996
                                               (Thousands of dollars)

Reserve for unpaid losses and               $  5,096          $  5,924
    LAE, net of reinsurance
    recoverables, at beginning
    of year

Provision for losses and LAE                   7,568             8,575
    for claims occurring in the
    current period

Increase (decrease) in reserve                   738              (535)
    for unpaid losses and LAE for
    claims occurring in prior periods

Payments for losses and LAE,
net of reinsurance:

   Current period                             (4,408)           (5,085)
   Prior periods                              (4,326)           (3,783)

                                              (8,734)           (8,868)


Reserve for unpaid losses and               $  4,668          $  5,096
    LAE, net of reinsurance
    recoverables, at end of year

Reinsurance recoverables on                   13,064            15,735
    unpaid losses and LAE,
    at end of year

Reserve for unpaid losses and               $ 17,732          $ 20,831
    LAE, gross of reinsurance
    recoverables on unpaid losses,
    at end of year

SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 1997 and 1996 are summarized below:

                                          1997            1996
                                         (Thousands of Dollars)
Reserve for unpaid losses and LAE
 on a SAP basis (net of reinsurance
 recoverables on unpaid losses)         $4,861           $5,617

Deduct estimated salvage and subro-
 gation recoveries reported on a
 cash basis for SAP purposes and on
 an accrual basis for GAAP purposes       (193)            (521)

Reserve for unpaid losses and LAE
 on GAAP basis (net of reinsurance
 recoverables on unpaid losses)         $4,668           $5,096

Analysis of Loss and LAE Reserve Development

      The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1987 through 1997. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

      Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year. The effects on income in the past three years of changes in estimates of the liabilities for losses and LAE are shown in the table under reconciliation of reserves for unpaid losses and LAE.

                          ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                 (Thousands of dollars)

Year Ended
December 31        '87 '88  '89  '90  '91  '92  '93  '94  '95  '96  '97
A. Reserve for
   Unpaid Losses
   & LAE, Net of
   Reinsurance
   Recoverables   1380 2365 3039 2968 3353 4374 4321 4297 5924 5096 4668

B. Net Reserve
   Re-estimated
   as of:
   One year
    later         2257 4264 3186 3126 2815 3423 4626 5175 5910 6227
   Two years
    later         4231 4486 3353 3001 2885 3285 4499 5076 6086
   Three years
    later         4321 4556 3374 3090 2813 3147 4288 5029
   Four years
    later         4388 4606 3408 3052 2700 3095 4251
   Five years
    later         4374 4595 3384 2988 2699 3067
   Six years
    later         4372 4593 3363 2994 2685
   Seven years
    later         4373 4585 3359 2987
   Eight years
    later         4370 4582 3359
   Nine years
    later         4367 4582
   Ten years
    later         4367

C. Net Cumulative
   Redundancy
   (Deficiency)  (2987)(2217)(320)( 19)668 1307 70 (732)(163)(1131)

D. Cumulative
   Amount
    of Claims
    Paid, Net
   of Reserve
   Recoveries,
   Through:
   One year
    later         1522 3490 1991 2100 1958 2109 3028 3313 3783 4326
   Two years
    later         4029 4155 2994 2760 2472 2768 3883 4442 5447
   Three years
    later         4211 4457 3285 2956 2654 2956 4147 4861
   Four years
    later         4334 4569 3363 2990 2668 3027 4207
   Five years
    later         4369 4587 3369 2983 2669 3054

   Six years
    later         4372 4590 3361 2981 2685
   Seven years
    later         4370 4583 3359 2987
   Eight years
    later         4368 4582 3359
   Nine years
    later         4367 4582
   Ten years
    later         4367

Net Reserve - December 31                                $ 5,096   $ 4,668

Reinsurance Recoverables                                  15,735    13,064
Gross Reserve - December 31                              $20,831   $17,732
Net Re-estimated Reserve                                   6,227
Re-estimated Reinsurance Recoverable                      17,055
Gross Re-estimated Reserve                               $23,282
Gross Cumulative Deficiency                              $(2,451)

Investment Policy

      Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity.
The securities liquidated during 1997 were as a result of maturities, bond calls and prepayments of mortgage-backed securities totaling $2,235,862. In addition, as part of the Company's overall investment strategy, the Company implemented an integrated cash management system in late-1995 to maximize investment earnings on all available cash.
During 1997, the Company's investment income totaled $788,155 compared to $863,863 for 1996.

Employees

      On December 31, 1997, the Company employed 156 people on a full-time basis. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be good.

Item 2. Description of Property.

      The Company's corporate headquarters are located at 14651 Dallas Parkway, Suite 900, Dallas, Texas. This suite also houses Hallmark's operations, AHGA's administrative staff, HFC and HCS's operations, and the Company's computer center. The suite is located in a high-rise office building and contains approximately 23,641 square feet of space. Effective January 1, 1995, the Company renegotiated its lease for a period of 71 months to expire November 30, 2000. The rent is currently $25,190 per month, and will increase 3% to 4% annually to a maximum of $26,540 per month. The Hallmark Agencies' offices are located in seven

Texas cities, including Dallas, Austin and Houston. These offices are located in office buildings, shopping centers, store fronts and similar commercial structures in low and middle income neighborhoods. They
contain an average of 900 square feet.   All are leased, some on a
month-to-month basis and others for remaining terms ranging up to 36 months. The type of space the Hallmark Agencies occupy is generally available at moderate rentals. The Company does not consider the location of any particular agency office to be material to its insurance marketing operations.

Item 3.  Legal Proceedings.

      Except for routine litigation incidental to the business of the Company and as described in Note 11 of the Notes to Consolidated Financial Statements, neither the Company nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of 1997, the Company did not submit any matter to a vote of its security holders.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock has traded on the American Stock
Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 1996.

     Period                                    High Sale         Low Sale

      1996

      First Quarter                             $ 1.38            $ 1.00
      Second Quarter                              1.25               .94
      Third Quarter                               1.63              1.06
      Fourth Quarter                              1.38               .88

      1997

      First Quarter                             $  .94            $  .63
      Second Quarter                               .88               .56
      Third Quarter                                .94               .56
      Fourth Quarter                              1.50               .75

      1998

      First Quarter (through March 11)            1.38              1.06

      On March 11, 1998 there were 178 record holders of the Company's Common Stock.

      The Company has never paid dividends on its Common Stock. The Board of Directors intends to continue this policy for the foreseeable future in order to retain earnings for development of the Company's business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion of the Company's financial condition and the results of its operations should be read in conjunction with the consolidated financial statements and related notes included in this Report.

Financial Condition and Liquidity

      The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, processing fees, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

      Net cash flow provided by the Company s consolidated operations for the year ended December 31, 1997 was $3,043,065, and net cash flow utilized from the Company's consolidated operations for the year ended December 31, 1996 was $624,691. The increase in 1997 operational cash flow is primarily due to a decrease in reinsurance recoverable. This decrease is a reflection of the impact of both decreased premium volume and lower losses and LAE (in 1997 as compared to 1996), a pro-rata portion of which is recoverable from reinsurers.

      Net cash utilized by investing activities for 1997 was $9,825,642 as compared to net cash provided by investing activities for 1996 of $1,164,633. The significant increase in 1997 investing cash usage is due principally to a change in premium finance activities. HFC began issuing its own premium finance notes in late-June 1997 and discontinued its previous off-balance sheet premium finance program with an unaffiliated premium finance company, Peregrine Premium Finance L.C. ( Peregrine ).
As a result, HFC issued $13,127,658 of premium finance notes during 1997 of which $5,248,900 has been repaid as of December 31, 1997. A significant portion of these premium finance notes were funded with loan proceeds from financing activities. Additionally, during October 1997, the Company deposited $1,248,758 (as reflected in Restricted cash) into the registry of the court in order to stay execution pending appeal of an unfavorable judgment in certain litigation. (See Note 11 to the Consolidated Financial Statements.)

   On a consolidated basis, the Company's liquidity remained steady as of December 31, 1997 as compared to December 31, 1996. The Company's total cash, cash equivalents and investments (and excluding Restricted cash of $1,340,937) at December 31, 1997 and 1996 were $13,903,465 and
$13,441,830, respectively.

  A substantial portion of the Company's 1997 liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $13,903,465 at December 31, 1997, $1,523,452 (as compared to $991,095 in 1996) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes.

Furthermore, dividends and loans by Hallmark to HFS are also restricted and, in certain instances, subject to TDI approval. Based on surplus at December 31, 1997, Hallmark could pay a dividend up to $681,000 to HFS during 1998 without TDI approval. In addition, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and other affiliates. Accordingly, management fees of $820,000 were paid or accrued in 1997, and management fees of $1,050,000 were paid or accrued in 1996. Management anticipates that Hallmark will continue to pay management fees periodically during 1998, and this should continue to be a moderate source of unrestricted liquidity. Management is committed to maintaining the surplus strength of Hallmark and has no current plans to pay any dividends from Hallmark to HFS.

      Commissions from the Company s annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies and, since mid-1997, six-month policies, but commissions to substantially all independent agents are paid monthly on an earned basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately
$16.5 million in 1997 compared to $15 million in 1996.   During 1997, AHGA
received $2,973,000 in commissions related to this annual policy program from Hallmark, of which $1,076,000 will be paid to independent agents during 1998 as earned.

      Ceding commission income represents a significant source of funds to the Company. Ceding commission income for 1997 decreased $1,778,823 (representing a 20% decrease) as compared to 1996. This decrease is primarily due to the combined effect of a change in reinsurance treaty terms and changes in the estimate of IBNR. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income also decreased to $2,256,669 at December 31, 1997, from $2,368,264 at December 31, 1996.
The reduction in deferred ceding commission income is principally due to the combined effect of a decrease in the Company's core State & County premium volume, the 1996 change in reinsurance treaty terms and a slightly higher 1997 loss ratio which affects the rate at which the ceding commission is earned. Deferred policy acquisition costs as of December 31, 1997 increased in relation to the prior year. This increase is attributable to higher premium taxes and front fees related to the reinsurance treaties effective July 1, 1996, as Hallmark pays 100% of these related expenses as compared to 25% during the first six months of 1996.

      Prepaid reinsurance premiums and reinsurance recoverable generally decreased as expected in relation to decreased premium writings. (See
Note 4 to the Consolidated Financial Statements.)

      At December 31, 1997, the Company reported $8,157,297 in notes payable as compared to $590,853 at December 31, 1996. In March 1997, the Company entered into a loan agreement with Dorinco (the "Dorinco Loan Agreement"), an unaffiliated company and principal reinsurer of Hallmark, whereby HFS borrowed $7,000,000 to contribute to HFC. Also in March 1997, HFC entered into a loan agreement with a bank (the "Bank Credit Line") pursuant to which the bank committed to provide a revolving credit facility of $8,000,000 for funding of up to 60% of premium finance notes for State & County policies. Proceeds from the Dorinco Loan Agreement were loaned to Peregrine for its use in repaying $5,915,109 of off-balance sheet financing of premium notes and to fund additional premium notes under the Peregrine financing and servicing arrangement.
At December 31, 1997, the balance of the note receivable from Peregrine had been reduced to $1,149,280. Additionally, as of December 31, 1997, the Company had drawn $1,000,000 against the Bank Credit Line for use in financing HFC's premium finance activities. The Company anticipates renewing the Bank Credit Line upon its expiration in September 1998. (See Note 5 and Note 11 to the Consolidated Financial Statements.)

     The notes payable balance at December 31, 1996 included a note payable, in dispute, in the amount of $380,187 which arose prior to HFS's acquisition of the Insurance Group. During 1997 the Company wrote off the note payable balance and related accrued interest of $442,532 based on legal advice that the note was no longer enforceable. This write off is disclosed as an extraordinary item in the Company's Consolidated Financial Statements. (See Note 5 to the Consolidated Financial Statements.)

      Unpaid losses and loss adjustment expenses ("LAE) decreased approximately 15% due to the combined effect of (1) faster payment of claims which has resulted in an approximate 14% decrease in the number of liability claims outstanding at December 31, 1997 compared to the previous year, (2) a decrease in the current year average-payment-per-claim, which serves as a basis for a lower average-reserve-per-claim, and (3) a continuation of a trend begun in 1996 of settling more claims than received, thus reducing not only the number of claims included in unpaid losses and LAE, but the severity of the average outstanding claim amount. This decrease is partially offset by changes in the estimate of IBNR reserved at December 31, 1997 as compared to December 31, 1996.

      Accrued litigation costs reported in 1997 reflects management's current estimate of loss contingencies related to a lawsuit currently being appealed. (See Note 11 to the Consolidated Financial Statements.)

      At December 31, 1997, Hallmark reported statutory capital and surplus of $5,287,785, which reflects an increase of $109,791 over the $5,177,994 reported at December 31, 1996. Although Hallmark reported a statutory net loss of $76,191 for 1997, surplus did not decrease accordingly. This was due to a change in the excess statutory reserves over statement reserves for 1997 as compared to 1996. Under statutory accounting guidelines, Hallmark was subject to a statutory penalty per the 1996 calculation and, absent a permitted practice exception, would have been subject to a penalty under the 1997 calculation. This statutory penalty is imposed to recognize statutory reserves in excess of statement reserves utilizing a defined calculation to detect significant reductions in recent partially developed incurred losses as compared to historical more fully developed incurred losses. Hallmark obtained from TDI a permitted practice exception allowing the Company to limit the policy fees included in the calculation to the extent that related underwriting risk is retained.
The computation of the excess statutory reserves over statement reserves is based on the liability loss ratio for the most recent three years. During 1997, TDI allowed Hallmark to only include 25% of fully earned policy fees into the computation which mirrors Hallmark s retention of related premiums and losses. This treatment was approved by TDI as a permitted practice. Due to this permitted practice, the excess statutory reserves over statement reserves decreased by $174,640 during 1997.
At December 31, 1997, Hallmark showed a premium-to-surplus ratio of
2.35 to 1, as compared to 2.21 to 1 for the year ended December 31, 1996. Management does not presently expect Hallmark to require additional capital during 1998.

      Certain provisions of the 1996 and 1997 reinsurance treaties could impact the Company's future liquidity. Under the agreements between Hallmark and its reinsurers, Hallmark retains 62.5% and cedes only 37.5%
of the policy fees, pays premium taxes and front fees on 100% of the business produced, and receives a 30% provisional commission on the portion of the business ceded. Policy fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover and defray certain costs associated with producing policies. Terms of the 1996 agreements include that the provisional commission paid under the new treaties will be adjusted annually over a three-year rating period
on a sliding scale based on annual loss ratios.   Under the 1996 and 1997
treaties, Hallmark can earn maximum commissions of 33.5% and 34.5%, respectively, based on loss experience, and is guaranteed minimum commissions of 26% and 23%, respectively, regardless of loss experience. Under the July 1, 1997 renewal, the first annual settlement has been extended to two years (with the exception of the percentage reinsured by Odyssey). (See Note 4 to the Consolidated Financial Statements.)

      The Company retains 100% of all policy fees related to a new six-month program which began in late-July 1997. While this increased retention of policy fees did not have a significant impact during 1997, it is expected to positively impact 1998 and subsequent periods as the volume related to this six-month program increases.

     During 1998, management expects that Company liquidity will continue to be favorably impacted by a continued focus on the performance of the Company's core State & County business with emphasis on claims operations, marketing and product enhancements. During late 1995 and early 1996, the Company increased its claims staff and hired additional experienced claims adjusters and supervisory personnel that, in turn, have contributed to lower loss and LAE payments. However, changing market conditions in the non-standard industry adversely impacted premium volumes during 1997. Although management has taken steps to stimulate premium volumes, any further decrease in premium volume could negatively impact liquidity. During 1997, the Company offered additional incentives to agents, including expansion of its contingent commission program to additional independent agents, rolled out a new six-month program in late-July 1997, continued to appoint and retain quality independent agents and implemented a reduction in physical damage rates effective in early-September 1997. Additionally, reduced borrowing costs for the Company's premium finance program from both the Dorinco financing and the Bank Credit Line, have begun to positively impact liquidity. The Company has $7,000,000 available under the Bank Credit Line to fund premium finance notes.

      Management also anticipates that the discontinuance of HUI's E&S operation and restructure of the Company s retail agencies will positively impact the Company directly, by reducing expenses, and indirectly, by allowing management to focus greater attention on other operational areas. The Company has accrued $315,000 of restructuring costs related to these changes to cover severance, lease obligations, prepaid advertising, abandonment of office equipment and return commissions. (See Item 1. Description of Business-Marketing.)

      The Company continues to pursue third party claims handling and administrative contracts. Effective January 1, 1997, the Company entered into a new agreement with an unaffiliated managing general agency (the unaffiliated MGA ). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. In addition, Hallmark assumed a 10% pro-rata share of the business produced under this unaffiliated MGA's program. Effective July 1, 1997, Hallmark increased its pro-rata share of business assumed under this contract to 20%. Also, effective July 1, 1997, the remaining 80% share of this business is being reinsured by Hallmark s principal reinsurers, Dorinco and Kemper. The related premium volume will be considered as part of Hallmark's premium volume commitments to its principal reinsurers. Fees under this contract have positively impacted liquidity during 1997 and are expected to continue to do so into 1998. The Company has also entered into a three-year agreement with another unaffiliated managing general agency to perform all underwriting, claims handling and program administration functions to begin April 1998.

      Management intends to continue to investigate opportunities for future growth and expansion. However, the Company currently has no growth plans which would require significant additional external funding during 1998.

Results of Operations

      Gross premiums written (prior to reinsurance) of $40,457,427 for the year ended December 31, 1997 were $2,045,129 lower than gross premiums written of $42,502,556 in 1996, representing a decrease of approximately 5%. The decrease in gross premiums written during 1997 was primarily due to changing market conditions in the Texas non-standard industry which
adversely impacted premium volumes.   Net premiums written (after
reinsurance) increased approximately 8% during 1997 as compared to 1996 due to higher retention of fully earned policy fees to 62.5% since July 1, 1996, as compared to 25% during the first six months of 1996. Assumption of business written by an unaffiliated general agency during 1997 impacted net premiums written (after reinsurance) more significantly than gross premiums (prior to reinsurance) since only the Company's core State & County business is ceded to reinsurers.

      Premiums earned (prior to reinsurance) of $40,164,195 decreased approximately 14% during 1997 as compared to 1996, and net premiums earned
(after reinsurance) decreased disproportionately by only 4%.   During
1996, premiums earned (prior to reinsurance) were high due to the 1996 earning of premiums written during high-volume months of late 1995 as well as an increase in monthly policy production to 52% during 1996. Hallmark did not experience any unusually high-volume months during 1996 and additionally, annual/six-month policy production has been on the rise during 1997 (53% for 1997 as compared to 48% in 1996). The disproportionate decrease between premiums earned (prior to and after reinsurance) resulted from the change in policy fee retention and the assumption of business from an unaffiliated general agency as discussed in the preceding paragraph.

      Incurred loss ratios (computed on premiums earned both prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 1997, were approximately 70% and 63%, respectively, as compared to 63% prior to and 58% after reinsurance for 1996. The increase in the loss ratios is principally due to changes in the estimate of IBNR reserves which, in turn, decreased ceding commission income recognized. The aggregate effect of these changes resulted in a reduction of approximately $1,212,000 in operating income.

      Investment income of $788,155 for the twelve months ended December 31, 1997 decreased 9% compared to the prior year. This decrease is primarily due to a decrease in funds available for investment (due to decreased premium volumes) and the maturity of some higher-yielding long-term investments. Long-term invested funds have decreased principally due to recent maturities and to changing market conditions whereby long-term rates were less favorable in 1997 as compared to 1996.

      Finance charges represent interest earned on premium notes issued by HFC. During 1996, HFC only directly financed premium notes for HUI. Beginning late June 1997, HFC began financing premiums for Hallmark which has resulted in increased finance interest income during 1997.

      Interest income on note receivable represents income received from Peregrine in connection with the Company's use of proceeds from the Dorinco loan to lend funds to Peregrine to extinguish its premium finance bank debt. Interest expense on the Dorinco loan accounts for the significant increase in interest expense for 1997.

      Processing fees represent income earned by HFC pursuant to its financing and servicing arrangement with Peregrine. This arrangement was terminated in June 1997 as HFC began issuing its own premium finance notes. As expected, these fees have significantly decreased during 1997 as the Peregrine premium finance notes continue to run-off. The decrease in processing fees was also affected by lower annual premium volumes.

      Service and consulting fees increased by $492,667 during 1997 as compared to 1996. This increase is primarily due to an increase in fees related to the Company's contract to act as program administrator for the unaffiliated MGA.

      Other income increased during 1997 as compared to 1996 principally as a result of additional outside commissions earned by the Hallmark Agencies and HUI.

      Other acquisition and underwriting expenses of $6,403,312 increased approximately 23% as compared to the prior year. The increase in other acquisition and underwriting expenses is primarily due to an increase in the Company s share of premium taxes and front fees, and a decrease in ceding commission income due to the combined effect of lower premium volumes during 1997 and changes in treaty terms effective July 1, 1996. These adverse fluctuations are partially offset by decreases in bad debt expense, commissions paid, salaries, contract labor and related costs, as well as other underwriting expense categories.

      Operating expenses decreased 12% in relation to the prior year despite an increase in related service revenues. Management has focused on containing expenses in all areas of the Company's operations, with the most significant savings attributable to lower payroll and related expenses due to not filling positions vacated by attrition. Partially offsetting this decrease is an accrual of $315,000 for restructuring costs related to the Company s retail agencies and cessation of the Company's E&S operations. (See Note 11 to the Consolidated Financial Statements.)

      Net acquisition costs represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the credit balance of net acquisition costs for 1997 is primarily due to deferral of increased premium taxes and front fees and reduced ceding commission income (due to different treaty terms) during 1997 as compared to the same period in 1996.

      Year 2000 Compliance

      The Company has made significant strides in its efforts to be Year 2000 compliant. The premiums and claims systems are internally processed and maintained. Modifications to existing applications have been and continue to be made, and testing of these modifications will commence during June 1998. It is anticipated that these systems will be fully
Year 2000 compliant by the end of August 1998. The Company also uses purchased software programs for a variety of functions including premium finance and investments. The Company has received confirmation that these systems are year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

      New Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements periods beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997.

Item 7.  Financial Statements.

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report.

        Description                                         Page Number

Report of Independent Accountants                                 F-2

Consolidated Balance Sheets at December 31, 1997 and 1996         F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1997 and 1996                                        F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1997 and 1996                                  F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996                                        F-6

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

            (b) Reports on Form 8-K. The Company did not file any Form 8-K Current Report during or with respect to the fiscal year ended December 31, 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                HALLMARK FINANCIAL SERVICES, INC.
                          (Registrant)

Date:  March 25, 1998         /s/ Ramon D. Phillips
                              Ramon D. Phillips, President
                              (Chief Executive Officer)

Date:  March 25, 1998         /s/ Johnny J. DePuma
                              Johnny J. DePuma, Vice President
                              (Chief Financial Officer/Principal
                              Accounting Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1998         /s/ Ramon D. Phillips
                              Ramon D. Phillips, Director

Date:  March 25, 1998         /s/ Linda H. Sleeper
                              Linda H. Sleeper, Director

Date:  March 25, 1998         /s/ Raymond A. Kilgore
                              Raymond A. Kilgore, Director

Date:  March 25, 1998         /s/ Jack R. Daugherty
                              Jack R. Daugherty, Director

Date:  March 25, 1998         /s/ Kenneth H. Jones, Jr.
                              Kenneth H. Jones, Jr., Director

Date:  March 25, 1998         /s/ Samuel W. Rizzo
                              Samuel W. Rizzo, Director

Date:  March 25, 1998         /s/ A. R. Dike
                              A. R. Dike, Director

Date:  March 25, 1998         /s/ James H. Graves
                              James H. Graves, Director

Date:  March 25, 1998         /s/ C. Jeffrey Rogers
                              C. Jeffrey Rogers, Director

Date:  March 25, 1998         /s/ George R. Manser
                              George R. Manser, Director

                                   EXHIBIT INDEX

      The following exhibits are either filed with this report or incorporated by reference.

Exhibit                                                        Sequential
Number                        Description                        Page #


3(a)   Articles of Incorporation of the registrant, as amended
       (incorporated by reference to Exhibit 3(a) to the registrant s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Annual
       Report on Form 10-KSB for the fiscal year ended
       December 31, 1993).

4 Specimen certificate for Common Stock, 3 cents par value, of the registrant (incorporated by reference to Exhibit 4 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

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

10(t)  Second, Third, Fourth and Fifth Amendments to
       Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark
       Insurance Company of Texas and Fults Management
       Company, as agent for The Prudential Insurance
       Company of America (incorporated by reference to Exhibit 10(t) to the registrant s Annual Report on Form 10-KSB for the fiscal year ended
       December 31, 1995).

10(u)  Form of Shareholders Agreement dated January 1,
       1996, between American Hallmark General Agency,
       Inc., Robert D. Campbell, Margaret Jones and
       American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(u) to the registrant's
       Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(v)  Form of Facilities & Services Agreement dated
       January 1, 1996, between American Hallmark General
       Agency, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(v) to the registrant s
       Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(w)  Form of Indemnification Agreement dated January 1,
       1996, between American Hallmark General Agency,
       Inc., Hallmark Financial Services, Inc., Robert D.
       Campbell, Margaret Jones and American Hallmark
       Agencies, Inc. (incorporated by reference to Exhibit 10(w) to the registrant s Annual Report on Form 10-KSB for the fiscal year ended
       December 31, 1995).

10(x)  Form of Shareholders Agreement dated January 3,
       1996, between American Hallmark General Agency,
       Inc., Robert D. Campbell, Richard Mason, Sr. and
       Hallmark Underwriters, Inc. (incorporated by reference to Exhibit 10(x) to the registrant s
       Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(y)  Form of Facilities and Services Agreement dated
       January 3 1996, between American Hallmark General
       Agency, Inc., Robert D. Campbell, Richard Mason,
       Sr. and Hallmark Underwriter, Inc. (incorporated by reference to Exhibit 10(y) to the registrant's
       Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(z) Form of Indemnification Agreement dated January 3, 1996, between American Hallmark General Agency, Inc., Hallmark Financial Services, Inc., Robert D. Campbell, Richard Mason, Sr. and Hallmark Underwriters, Inc. (incorporated by reference to Exhibit 10(z) to the registrant s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(aa) Form of Second Amendment to Processing Agreement, effective November 30, 1995, between Peregrine Premium Finance L.C. and Hallmark Finance Corporation (incorporated by reference to Exhibit 10(aa) to the registrant s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

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

10(ae) Guaranty Agreement effective July 1, 1996 provided by Kemper Reinsurance Company in favor of State &
       County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(d) to the registrant's
       Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(af) Guaranty Agreement effective July 1, 1996 provided by Skandia America Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company
       (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ag) Form of Guaranty of Performance and Hold Harmless
       Agreement effective July 1, 1996 between Hallmark
       Financial Services, Inc. and Dorinco America
       Reinsurance Corporation (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly
       Report on Form 10-QSB for the quarter ended
       June 30, 1996).

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

10(ak) Form of Addendum No. 3 - Termination to 100% Quota
       Share Reinsurance Agreement between American Hallmark Insurance Company and State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(j) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(al) Automobile Physical Damage Catastrophe Excess of
       Loss Reinsurance Agreement effective July 1, 1996 between American Hallmark Insurance Company of
       Texas and Kemper Reinsurance Company (incorporated by reference to Exhibit 10(a) to the registrant's
       Quarterly Report on Form 10-QSB for the quarter and ended September 30, 1996).

10(am) Form of 100% Quota Share Reinsurance Agreement, effective January 1, 1997, between State and County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(am) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(an) Form of General Agency Agreement, effective
       January 1, 1997, between Dorinco Reinsurance Company, State and County Mutual Fire Insurance Company and Vaughn General Agency, Inc. (incorporated by reference to Exhibit 10(an) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(ao) Form of Administrative Services Agreement between
       State and County Mutual Fire Insurance Company,
       Vaughn General Agency, Inc. and American Hallmark
       General Agency, Inc. (incorporated by reference to Exhibit 10(ao) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
       December 31, 1996).

10(ap) Form of Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc.
       and Dorinco Reinsurance Company. (incorporated by reference to Exhibit 10(ap) to the registrant's
       Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(aq) Form of Promissory Note dated March 11, 1997, with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee.
       (incorporated by reference to Exhibit 10(aq) to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10(ar) Stock Pledge and Security Agreement dated March 11,
       1997, between ACO Holdings, Inc. and Dorinco
       Reinsurance Company. (incorporated by reference to Exhibit 10(ar) to the registrant s Annual
       Report on Form 10-KSB for the fiscal year ended
       December 31, 1996).

10(as) Form of Loan Agreement between Hallmark Finance
       Corporation and NationsBank of Texas, N.A., dated March 17, 1997. (incorporated by reference to Exhibit 10(as) to the registrant's Annual
       Report on Form 10-KSB for the fiscal year ended
       December 31, 1996).

10(at) Form of Promissory Note, dated March 17, 1997, with NationsBank of of Texas, N.A. as Bank and Hallmark Finance Corporation as Borrower.
       (incorporated by reference to Exhibit 10(at) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(au) Form of Security Agreement dated March 17, 1997, between NationsBank of Texas, N.A. and Hallmark
       Finance Corporation. (incorporated by reference to Exhibit 10(au) to the registrant's Annual
       Report on Form 10-KSB for the fiscal year ended
       December 31, 1996).

10(av) Form of Endorsement No. 1, effective July 1, 1996, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1, 1996. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(aw) Form of Endorsement No 1, effective July 1, 1997, to the Guaranty of Performance and Hold Harmless
       Agreement between Hallmark Financial Services, Inc.
       and Skandia America Reinsurance Corporation, effective July 1, 1996. (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly
       Report on Form 10-QSB for the quarter ended
       June 30, 1997).

10(ax) Form of Endorsement No. 1, effective July 1, 1997, to the Guaranty Agreement provided by Skandia
       America Reinsurance Corporation in favor of State &
       County Mutual Fire Insurance Company, effective
       July 1, 1996.  (incorporated by reference to
       Exhibit 10(c) to the registrant's Quarterly

       Report on Form 10-QSB for the quarter ended
       June 30, 1997).

10(ay) Form of Endorsement No. 1, effective July 1, 1997, to the Guaranty Agreement provided by Dorinco Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996. (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(az) Form of Endorsement No. 1 - Termination, effective
       January 1, 1997, to the Quota Share Retrocession
       Agreement between American Hallmark Insurance
       Company of Texas and the Reinsurers (Dorinco
       Reinsurance Company and Odyssey Reinsurance
       Corporation), effective July 1, 1996. (incorporated by reference to Exhibit 10(e) to the registrant's
       Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(ba) Form of Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997. (incorporated by reference to Exhibit 10(f) to the registrant's
       Quarterly Report on Form 10-QSB for the
       quarter ended June 30, 1997).

10(bb) Form of Endorsement No. 1, effective January 1,
       1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of
       Texas and Dorinco Reinsurance Company, effective
       January 1, 1997.  (incorporated by reference to
       Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(bc) Form of Endorsement No. 1, effective July 1, 1997, to the Quota Share Retrocession Agreement between
       American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective July 1, 1996. (incorporated by reference to Exhibit 10(h) to the registrant's
       Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(bd) Form of First Amendment to Loan Agreement between
       Hallmark Finance Corporation and NationsBank of
       Texas, N.A., dated July 31, 1997. (incorporated by reference to Exhibit 10(a) to the registrant's
       Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

10(be) Form of Second Amendment to Loan Agreement between
       Hallmark Finance Corporation and NationsBank of
       Texas, N.A., dated October 1, 1997. (incorporated by reference to Exhibit 10(b) to the registrant's

       Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

10(bf) Automobile Physical Damage Catastrophe Excess of      _______
       Loss Reinsurance Agreement effective July 1, 1997 between American Hallmark Insurance Company and
       Kemper Reinsurance Company.

10(bg) Endorsement No. 1, effective July 1, 1997, to         _______
       the Quota Share Retrocession Agreement between
       American Hallmark Insurance Company of Texas and Kemper Reinsurance Company, effective
       July 1, 1996.

10(bh) Endorsement No. 2, effective January 1, 1997,         _______
       to the Quota Share Retrocession Agreement between
       American Hallmark Insurance Company of Texas and
       Dorinco Reinsurance Company, effective
       January 1, 1997.

10(bi) Endorsement No. 1, effective January 1, 1997,         _______
       to the 100% Quota Share Reinsurance Agreement between State and County Mutual Fire Insurance
       Company,  Vaughn General Agency, Inc. and
       American Hallmark General Agency, Inc.

10(bj) Form of Endorsement No. 2, effective July 1,          _______
       1997, to the 100% Quota Share Reinsurance
       Agreement between State & County Mutual Fire
       Insurance Company, Vaughn General Agency, Inc.,
       American Hallmark General Agency, Inc. and the
       Reinsurers (Dorinco Reinsurance Company and
       Kemper Reinsurance Company) effective
       July 1, 1997.

22     List of subsidiaries of the registrant
       (incorporated by reference to Exhibit 22 to the registrant's Annual Report on Form
       10-KSB for the fiscal year ended December 31,
       1991).

28     Schedule P of American Hallmark Insurance
       Company of Texas as filed with the Texas
       Department of Insurance for the year ended
       December 31, 1997.

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page Number

Report of Independent Accountants                                 F-2

Consolidated Balance Sheets at December 31, 1997 and 1996         F-3

Consolidated Statements of Operations for the Years Ended         F-4
December 31, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the           F-5
Years Ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Years               F-6
Ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements                        F-7

                        Report of Independent Accountants



To the Board of Directors
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and Subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and Subsidiaries as of December 31, 1997, and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                         COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 20, 1998

                  HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and 1996

            ASSETS                        1997             1996
Investments:
  Debt securities, held-to-maturity,
   at amortized cost                   $ 4,966,141    $   5,160,137
  Equity securities, available-for-
   sale, at market value                   152,359          152,246
  Short-term investments, at cost
   which approximates market value       2,970,838        3,380,059
          Total investments              8,089,338        8,692,442
Cash and cash equivalents                5,814,127        4,749,388
Restricted cash                          1,340,937             -
Prepaid reinsurance premiums             8,414,250        8,480,257
Premium finance notes receivable
 (net of allowance for doubtful
  accounts                               7,878,758             -
 of $83,788 in 1997)
Premiums receivable                        844,140        2,524,938
Note receivable                          1,149,280             -
Reinsurance recoverable                 16,549,352       20,058,062
Deferred policy acquisition costs        3,143,378        2,536,564
Excess of cost over net assets
 acquired (net of accumulated
 amortization
 of $1,171,050 in 1997 and
 $1,014,309 in 1996)                     5,059,164        5,215,905
Current federal income tax
 recoverable                               639,216          162,274
Deferred federal income taxes               67,539          330,718
Accrued investment income                   42,780           46,606
Other assets                               788,232          966,608

                                      $ 59,820,491     $ 53,763,762

 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                       $  8,157,297     $    590,853
  Unpaid losses and loss
   adjustment expenses                  17,732,289       20,831,393
  Unearned premiums                     11,603,482       11,310,250
  Reinsurance balances payable           2,960,040        2,946,034
  Deferred ceding commissions            2,256,669        2,368,264
  Drafts outstanding                       721,413          838,007
  Accrued ceding commission refund       1,623,395          411,811
  Accounts payable and other accrued
   expenses                              2,934,793        3,045,786
  Accrued litigation costs                 950,000             -

        Total liabilities               48,939,378       42,342,398

Commitments and contingencies
 (Note 11)

Stockholders' equity:
  Common stock, $.03 par value,
   authorized 100,000,000 shares;
   issued 10,962,277 shares in
   1997 and 1996                           328,868          328,868
  Capital in excess of par value        10,349,665       10,349,665
  Retained earnings                        802,580        1,342,831
  Treasury stock, 300,000 shares,
   at cost                                (600,000)        (600,000)
        Total stockholders' equity      10,881,113       11,421,364

                                      $ 59,820,491     $ 53,763,762

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                  HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the years ended December 31, 1997 and 1996

                                            1997              1996
Gross premiums written                 $ 40,457,427     $ 42,502,556
Ceded premiums written                  (28,035,956)     (31,038,998)
        Net premiums written           $ 12,421,471     $ 11,463,558
Revenues:
 Gross premiums earned                 $ 40,164,195     $ 46,852,203
 Earned premiums ceded                  (28,101,962)     (34,285,710)
        Net premiums earned              12,062,233       12,566,493
  Investment income, net of expenses        788,155          863,863
  Finance charges                           849,231           27,470
  Interest income - note receivable         374,305             -
 Processing fees                            729,880        1,802,606
  Service fees                              581,106           88,439
  Other income                              442,195           86,591
       Total revenues                    15,827,105       15,435,462

Benefits, losses and expenses:
  Losses and loss adjustment expenses    27,994,391       29,715,838
  Reinsurance recoveries                (20,380,355)     (22,495,277)
        Net losses and loss adjustment
         expenses                         7,614,036        7,220,561
 Acquisition costs, net                    (718,409)        (686,986)
 Other acquisition and underwriting
  expenses                                6,403,312        5,208,456
 Operating expenses                       1,648,544        1,873,626
 Interest expense                           518,144           42,483
 Amortization of intangible assets          289,333          168,078
 Litigation cost                            950,000             -
 Restructuring costs                        315,000             -

        Total benefits, losses and
         expenses                        17,019,960       13,826,218

Income (loss) from operations before
 federal income taxes                    (1,192,855)       1,609,244

Federal income tax (benefit) expense       (360,533)         559,477
Operating (loss) income before
 extraordinary item                        (832,322)       1,049,767
Extraordinary item, net of tax
 effects                                    292,071              -
        Net income (loss)              $   (540,251)      $1,049,767
Basic earnings per share
        Operating (loss) income        $      (0.08)      $     0.10
        Extraordinary item                     0.03             -
        Net (loss) income              $      (0.05)      $     0.10

Diluted earnings per share
        Operating (loss) income        $      (0.08)      $     0.09
        Extraordinary Item                     0.03              -
        Net (loss) income              $      (0.05)      $     0.09

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                  HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1997 and 1996

              Common Stock     Capital                          Total
            Number                in                           Stock-
              of       Par     Excess of   Retained   Treasury  holders
            Shares     Value   Par Value   Earnings    Stock     Equity

Balance
  at
12/31/95 10,962,277 $328,868 $10,349,665 $  293,064 ($600,000) $10,371,597
 Net income    -        -            -     1,049,767      -      1,049,767
Balance
  at
12/31/96 10,962,277 $328,868 $10,349,665 $1,342,831 ($600,000) $11,421,364
 Net loss      -        -            -     (540,251)     -       (540,251)

Balance
  at
12/31/97 10,962,277 $328,868 $10,349,665 $  802,580 ($600,000) $10,881,113


                  The accompanying notes are an integral
             part of the consolidated financial statements.

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997 and 1996

                                               1997            1996
Cash flows from operating activities:
  Net (loss) income                       ($   540,251)    $  1,049,767
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:

   Depreciation and amortization expense       424,704          282,178
    Loss on sale of assets                        -              (2,971)
    Extraordinary item                        (380,187)            -
    Change in deferred Federal income
     taxes                                     263,179          237,251
    Change in prepaid reinsurance
     premiums                                   66,007        3,246,711
    Change in premiums receivable            1,680,798        2,672,872
    Change in deferred policy acquisition
     costs                                    (606,814)         462,977
    Change in deferred ceding commissions     (111,595)      (1,149,963)
    Change in unpaid losses and loss
     adjustment expenses                    (3,099,104)      (1,625,697)
    Change in unearned premiums                293,232       (4,349,647)
    Change in reinsurance recoverable        3,508,710         (722,316)
    Change in reinsurance balances payable      14,006         (543,323)
    Change in current federal income tax
     recoverable                              (476,942)        (162,274)
    Change in accrued ceding commission
     refund                                  1,211,584          411,811
    Change in accrued litigation costs         950,000             -
    Change in all other liabilities           (227,861)        (491,228)
    Change in all other assets                  73,599           59,161

      Net cash provided by (used in)
        operating activities                 3,043,065         (624,691)

Cash flows from investing activities:
  Purchases of property and equipment          (59,771)        (339,523)
  Premium finance notes originated         (13,127,658)            -
  Premium finance notes repaid               5,248,900             -
  Purchase of note receivable               (6,513,156)            -
  Repayment of note receivable               5,363,876             -
  Change in restricted cash                 (1,340,937)            -
  Purchases of debt securities              (2,041,979)        (530,422)
  Maturities and redemptions of
   investment securities                     2,235,862        1,799,310
  Purchase of short-term investments        (8,988,673)      (4,883,079)
  Maturities of short-term investments       9,397,894        5,118,347

     Net cash (used in) provided
       by investing activities              (9,825,642)       1,164,633
Cash flows from financing activities:
  Proceeds from notes payable                8,000,000             -
  Repayment of short-term borrowings           (53,368)         (48,309)
  Payment of borrowing cost                    (99,316)            -

     Cash provided by (used in)
       financing activities                  7,847,316          (48,309)
Increase in cash and cash equivalents        1,064,739          491,633
Cash and cash equivalents at beginning
 of year                                     4,749,388        4,257,755
Cash and cash equivalents at end of year   $ 5,814,127      $ 4,749,388

Supplemental cash flow information:
 Interest paid                             $   518,144      $    42,483
 Income taxes paid                         $   200,000      $   504,220

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                  HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies:

      General

      Hallmark Financial Services, Inc. ("HFS") and its subsidiaries (collectively, the "Company"), are engaged primarily in (1) the marketing, underwriting and premium financing of non-standard automobile insurance, and (2) providing fee-based claims adjusting and administrative services to third parties. The Company conducts these activities through its wholly-owned subsidiaries (collectively, the "Insurance Group"): American Hallmark Insurance Company of Texas ("Hallmark"), American Hallmark General Agency, Inc. ("AHGA"), Hallmark Claims Service, Inc. ("HCS"), and Hallmark Finance Corporation ("HFC"). Hallmark is a licensed insurer in Texas and is regulated by the Texas Department of Insurance ("TDI").
AHGA is a managing general agency currently selling policies written by an unaffiliated insurer which are reinsured by Hallmark; HFC offers premium financing for annual and six month policies sold by AHGA; and HCS provides claims adjusting services for Hallmark and third parties. Another wholly-owned subsidiary, Hallmark Underwriters, Inc. ( HUI ), marketed commercial excess and surplus lines of insurance on behalf of unaffiliated insurers from April 1996 until it ceased operations on December 31, 1997.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts and operations of HFS and its wholly-owned subsidiaries.
Intercompany accounts and transactions have been eliminated.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which, as to Hallmark, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

      Investments

      Debt securities are reported at amortized cost. The Company has the intent and ability to hold all investments in debt securities to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

      Equity securities are reported at market value. Unrealized gains and losses are recorded as a component of stockholder's equity.

      Short-term investments are carried at cost which approximates market. Short-term investments include U.S. Government securities maturing within one year.

      Realized investment gains and losses are recognized in operations on the specific identification method.

      Recognition of Premium Revenues

      Insurance premiums are earned pro rata over the terms of the policies. Policy fees are recognized when received. Insurance premiums written include gross policy fees of $4,054,879 and $4,874,897 and policy fees, net of reinsurance, of $2,567,924 and $2,053,736 for the years ended December 31, 1997 and 1996, respectively. Effective July 1, 1996, Hallmark entered into retrocession reinsurance agreements (See Note 4) whereby Hallmark retains 62.5% of written policy fees as compared to only 25% of written policy fees prior to July 1, 1996.

      Finance Charges

      The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly owned subsidiary, HFC. Under a discontinued servicing and financing arrangement with an unaffiliated company, HFC receives a processing fee which is paid and recognized on an earned basis.

      Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Property and Equipment

      Property and equipment, aggregating $1,155,112 and $1,096,825, at December 31, 1997 and 1996, respectively, included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (five to ten years). Depreciation expense for 1997 and 1996 was $135,371 and $114,099, respectively. Accumulated depreciation was $746,980 and $611,609 at December 31, 1997 and 1996, respectively.

      Premium Finance Notes Receivable

      Premium finance notes receivable is composed of notes receivables from insureds for premiums on annual and six-month policies produced by AHGA and financed by HFC.

      Deferred Policy Acquisition Costs

      Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with, and are primarily related to, the production of new and renewal business, are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. The change in deferred ceding commission income is netted against the change in deferred acquisition costs.

      Losses and Loss Adjustment Expenses

      Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December

31, 1997 and 1996. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

      These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses at December 31, 1997 and 1996, are reported net of recoverables for salvage and subrogation of approximately $193,000 and $521,000, respectively.

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

      Net Income Per Share

      The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants. (See Note 7.)

      Intangible Assets

      When Hallmark, AHGA, HFC, and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license, and 3 non-compete arrangements all of which were fully amortized at December 31, 1997.

      The Company continually re-evaluates the propriety of the carrying amount of goodwill and other intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful life is warranted.

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

      Investment Securities: Fair values are obtained from an independent pricing service. (See Note 2.)

      Premium Finance Notes Receivable: The carrying amounts reported in the balance sheet for these instruments approximate their fair values as the terms of the receivables are one year or less.

      Notes Payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair values. (See Note 5.)

      Stock-based Compensation

      The Company recognizes its compensation expense for grants of stock, stock options, and other equity instruments in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). (See Note 9.)

      Recently Adopted Accounting Pronouncements

      The Company adopted SFAS No. 128, Earnings per Share, effective for the year ended December 31, 1997. This Statement, which replaces APB Opinion No. 15, Earnings per Share, establishes simplified accounting standards for computing earnings per share ("EPS") and makes the computations comparable to international EPS standards. (See Note 7.)

      The Company adopted the provisions of SFAS No. 129, Disclosures of Information about Capital Structure, effective for the year ended December 31, 1997. This Statement consolidates existing pronouncements on required disclosures about a company s capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

      New Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997.

      Management does not anticipate that the above pronouncements will have a material effect on the Company's consolidated financial condition or results of operations.

      Reclassification

      Certain previously reported 1996 amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income or stockholder s equity.

2.    Investments:

      Major categories of net investment income are summarized as follows:

                                              Years ended December 31,
                                                 1997          1996
       Debt securities                        $ 287,766     $ 374,598
       Equity securities                         10,791         9,689
       Short-term investments                   288,678       355,084
       Cash equivalents                         180,117       122,644
       Other                                     22,032         1,960
                                                789,384       863,975

       Investment expenses                       (1,229)         (112)

       Net investment income                  $ 788,155     $ 863,863

     No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 1997 and 1996, respectively.

     The amortized cost and estimated market value of investments in debt and equity securities by category is as follows:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Market
                             Cost        Gains     Losses        Value
At December 31, 1997

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies              $3,131,395   $13,892   ($ 6,543)    $3,138,744
  Mortgage Backed
  Securities                1,759,784    28,512    (14,968)     1,773,328
 Obligations of state
   and local governments       74,962     3,205       -            78,167
 Total debt securities      4,966,141    45,609    (21,511)     4,990,239

Equity securities             167,290      -       (14,931)       152,359

    Total debt and equity
     securities            $5,133,431   $45,609   ($36,442)    $5,142,598

  At December 31, 1996

  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies           $2,434,973   $32,775   ($11,221)     $2,456,528
  Mortgage Backed
   Securities               2,399,635    21,250    (65,721)      2,355,163
  Obligations of state
   and local governments      325,529     6,452       (590)        331,391
    Total debt securities   5,160,137    60,477    (77,532)     $5,143,082

  Equity securities           169,332      -       (17,086)        152,246

    Total debt and equity
     securities            $5,329,469   $60,477   ($94,618)     $5,295,328

     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                               Amortized         Market
               Maturity                           Cost            Value

             1998                            $   500,675     $   500,700
             1999 - 2002                       2,416,862       2,410,320
             2003 - 2007                          24,978          26,368
             After 2007                          263,842         279,523
             Mortgage backed securities        1,759,784       1,773,328
                                             $ 4,966,141     $ 4,990,239

     At December 31, 1997 and 1996, investments in debt securities, with an approximate carrying value of $100,000 were on deposit with the TDI as required by insurance regulations.

     Proceeds from investment securities of $2,235,862 and $1,775,414 during 1997 and 1996, respectively, were primarily from maturities and bond calls.

3.   Liability for Unpaid Losses and Loss Adjustment Expenses:

     Activity in the liability for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                                   1997            1996
     Balance at January 1                       $ 20,831        $ 22,323
       Less reinsurance recoverables              15,735          16,399

     Net Balance at January 1                      5,096           5,924

     Incurred related to:
       Current year                                7,568           8,575
       Prior years                                   738            (535)

     Total incurred                                8,306           8,040

     Paid related to:
       Current year                                4,408           5,085
       Prior years                                 4,326           3,783

     Total paid                                    8,734           8,868

     Net Balance at December 31                    4,668           5,096
       Plus reinsurance recoverables              13,064          15,735

     Balance at December 31                     $ 17,732        $ 20,831

     Incurred losses of $8,306,000 and $8,040,000 for 1997 and 1996, respectively, include an increase of $738,000 for 1997 and a decrease of $535,000 for 1996 due to respective changes made in reserve estimates for losses and LAE incurred in prior years. During 1997, the Company changed its estimate of incurred but not reported reserves based, in part, upon a faster-than-anticipated development of 1996 accident year losses.

4.   Reinsurance:

     Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policy-holders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State and County Mutual Fire Insurance Company ("State
& County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 1997 and 1996 were $39,541,555 and $46,827,628, respectively. Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 1997 and 1996, Hallmark held for the benefit of State & County, cash and cash equivalents of $2,855,841 and $3,275,519, respectively, and investment securities at amortized cost of $6,145,413 and $6,510,613, respectively.

     The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between Hallmark, Kemper Reinsurance Company
("Kemper") and Dorinco Reinsurance Company ("Dorinco").   From July 1,
1996 to June 30, 1997, Hallmark supplemented this arrangement with a separate retrocession agreement with Kemper, Dorinco and Odyssey Reinsurance Corporation ( Odyssey ). Prior to July 1, 1996, Hallmark had a separate retrocession agreement with Vesta Fire Insurance Corporation ("Vesta"). Under each of the agreements, Hallmark retains 25% and cedes 75% of the risk to the reinsurers.

     Under the retrocession agreement with Kemper and Dorinco, Hallmark receives a provisional ceding commission of 30%. This provisional commission is adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn respective maximum commissions of 33.5%
and 34.5% and is guaranteed respective minimum commissions of 26% and 23% regardless of loss experience on business reinsured by Kemper and Dorinco. Under the July 1, 1997 renewal, the first annual settlement of the provisional commission has been extended to two years (with the exception of the percentage reinsured by Odyssey). As of December 31, 1997 and 1996, the accrued ceding commission refund was $1,623,395 and $411,811, respectively. This accrual represents the difference between the ceding commission received and the ceding commission earned based on current loss ratios.

     Effective July 1, 1997, Hallmark renewed its Excess of Loss Reinsurance Agreement with Kemper whereby Kemper reinsures Hallmark for physical damage catastrophe losses in excess of 95% of the ultimate net loss over and above an initial ultimate net loss of $100,000 on each and every loss occurrence, subject to a limit of liability to Kemper of $142,500 on each and every loss occurrence. Prior to July 1996, Hallmark's catastrophic occurrences were reinsured under an agreement with Vesta. There were no catastrophic losses during 1997 and 1996.

5.   Notes Payable:

     A summary of the Company's notes payable is as follows:

                                                       December 31,
                                                   1997           1996
Note payable to unaffiliated insurance company   $7,000,000    $   -
Funds drawn on bank credit line                   1,000,000        -
Note payable to individual                          157,297      210,666
Note payable to unaffiliated finance company           -         380,187

       Total                                     $8,157,297    $ 590,853

     Scheduled annual principal payments on the foregoing borrowings are as follows:

     Year
     1998                                             $   58,915
     1999                                              1,231,734
     2000                                              1,433,302
     2001                                              1,400,004
     2002                                              1,400,004
     2003 therewith                                    1,633,338

     Total                                            $7,157,297

     Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7,000,000 (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan have been used by HFC primarily to fund premium finance notes. (See Note 6.) The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%.
Interest is payable monthly through February 28, 1999, with principal and interest payments commencing March 31, 1999 through March 31, 2004. A penalty ranging from $80,000 to $120,000 is charged for prepaying the loan prior to the fourth anniversary date except that, after the second anniversary date, up to 40% of the outstanding balance may be prepaid without penalty.

     As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107% and 83%, respectively; (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus; and
(3) cause HFC to maintain a certain interest coverage ratio and stockholders equity levels as defined in the agreement. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt.
For the year ended December 31, 1997, the Company is in compliance with the covenants of the loan. In addition, the loan agreement requires that Hallmark increase future volume of business ceded to Dorinco under its reinsurance treaty and satisfy certain annual volume levels ceded over the seven year term of the loan agreement.

     Effective March 17, 1997, HFC entered into a loan agreement
("Bank Credit Line") with a bank whereby the bank committed to provide a revolving credit facility of $8,000,000 for funding of up to 60% of premium finance notes outstanding for State & County policies. Beginning late-June 1997, upon completion of a required 90-day cancellation notification period to Peregrine Premium Finance L.C. ("Peregrine"), HFC commenced funding all new notes issued by HFC with proceeds from both the Dorinco loan and the Bank Credit Line.

     The Bank Credit Line provides for an eighteen-month term which expires September 17,1998. Fundings under this line are limited to a 60% advance rate against a borrowing base of eligible premium finance notes receivable as defined in the agreement. The agreement provides for monthly interest payments with interest rate options of prime plus three-eighths floating or the London Interbank Offered Rate ("LIBOR") plus two and eight-tenths with fixed rate tranches of three, six and/or twelve months in $250,000-minimum increments up to a total of twelve tranches. A one-fourth of one percent per annum usage fee is payable on any unused portion of the Bank Credit Line. To collateralize advances under the line, HFC must grant the bank a security interest in the insured's premium finance notes and HFS and certain subsidiaries must guarantee HFC s indebtedness. The Bank Credit Line agreement also contains covenants which, among other things, require the Company to satisfy the same financial ratios as in the Dorinco loan agreement, and includes, but is not limited to, restrictions on capital expenditures, payment of dividends, and incurring of additional debt, and requires that the Company be in compliance with all terms and covenants of the Dorinco loan agreement. The Company has drawn $1,000,000 under the Bank Credit Line and is in compliance with the covenants as of December 31, 1997.

     The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

     The note payable to the unaffiliated finance company has been in dispute since before the Company acquired the Insurance Group. During 1997, the Company recorded the debt forgiveness of the note payable balance and related accrued interest in a total amount of $442,532 based on legal advice that the note was no longer enforceable. This write off, less tax effect of $150,461, is treated as an extraordinary item on the Company s Consolidated Statements of Operations.

6.   Note Receivable:

     Proceeds of $5,915,109 from the Dorinco loan (discussed in Note 5) were loaned to Peregrine to repay external borrowing incurred by Peregrine to fund premium finance notes pursuant to the financing and servicing arrangement between HFC and Peregrine (See Note 11). In addition, $598,047 of internally generated funds were loaned to Peregrine to fund new premium finance notes. The Peregrine note principal varies in proportion to the amount used by Peregrine to fund premium finance notes, and is repaid from the Insured's payments on such premium finance notes. As a result, the balance of the note receivable from Peregrine declined to $1,149,280 at December 31, 1997. The note is collateralized by the premium finance notes and bears interest at prime plus 1% (9.5% at December 31, 1997).

7.   Earnings per Share:

     The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for the year ended December 31, 1997. This statement establishes new standards for computing and presenting earnings per share and requires restatement of all prior period EPS data. The adoption of this Statement resulted in the dual presentation of basic and diluted EPS on the Company s Consolidated Statements of Operations. In accordance with this Statement, the Company has applied the provisions on a retroactive basis. As a result of the Company s loss position for the year ended December 31, 1997, there is no difference between basic EPS and diluted EPS under SFAS 128.

     A reconciliation of the numerators and denominators of the basic and diluted per-share computations, as required by SFAS No. 128 is presented below:

                                    Income         Shares      Per-Share
                                  (Numerator)   (Denominator)    Amount
For the year ended
December 31, 1997:
   Basic Earnings per Share
   Income available to common
    stockholders:
      Operating loss               ($832,322)    10,662,277      ($0.08)
      Extraordinary item,
       net of tax effects            292,071     10,662,277        0.03
      Net loss                     ($540,251)    10,662,277      ($0.05)

      Effect of Dilutive
      Securities
        Options and warrants            -             0              -

      Diluted Earnings per Share
        Income available to common
        stockholders + assumed
        conversions:
          Operating loss           ($832,322)    10,662,277      ($0.08)
          Extraordinary item,
           net of tax effects        292,071     10,662,277        0.03
          Net loss                 ($540,251)    10,662,277      ($0.05)

For the year ended
December 31, 1996:
      Basic Earnings per Share
      Income available to common
      stockholders:
          Operating income        $1,049,767     10,662,277      $0.10
          Extraordinary item,
           net of tax effects          -               -           -
          Net income              $1,049,767     10,662,277      $0.10

      Effect of Dilutive
      Securities
          Options and warrants         -          1,579,374        -

      Diluted Earnings per Share
      Income available to common
       stockholders + assumed
       conversions:
         Operating income         $1,049,767     12,241,651      $0.09
          Extraordinary item,
          net of tax ef                 -              -           -
          Net income              $1,049,767     12,241,651      $0.09

8.   Regulatory Capital Restrictions:

     Hallmark's 1997 and 1996 net (loss) income and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were ($76,191) and $908,593, and $5,287,785 and

$5,177,994, respectively. During 1997, Hallmark obtained from the TDI a permitted practice exception allowing Hallmark to limit the policy fees included in the excess statutory over statement reserves computation to the extent that related underwriting risk is retained. This exception differs from prescribed accounting practices in that Hallmark was able to exclude 37.5% of fully earned policy fees from the calculation. This permitted practice exception resulted in excess statutory over statement reserves of $334,560 instead of $1,353,090 as calculated per prescribed accounting practices. The minimum statutory capital and surplus required for Hallmark by the TDI is $2,000,000. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net investment income of the preceding calendar year. No dividends were declared or paid by Hallmark in 1997 or 1996.

9.   Stock Option Plans:

     The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1991 employee plan, the 1994 employee plan and the non-employee director plan is 500,000, 1,500,000 and 1,350,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock
on the day preceding the grant date.   Pursuant to the stock option plans,
the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date. In accordance with APB 25, the Company has not recognized compensation expense for the stock options granted in 1997 and 1996.

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

     Pursuant to SFAS No. 123, Accounting for Stock-based Compensation, a company may elect to continue expense recognition under APB 25, or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. The Company has elected to continue expense recognition pursuant to APB 25.

     A summary of the status of the Company's stock options and warrants as of December 31, 1997 and December 31, 1996 and the changes during the years ended on those dates is presented below:

                            1997                            1996

                 Number                         Number
                 of Shares of     Weighted      of Shares of      Weighted
                 Underlying       Average       Underlying        Average
                 Options and      Exercise      Options and       Exercise
                 Warrants         Prices        Warrants          Prices

Outstanding at
beginning
of the year      2,846,333        $  .53        2,601,333         $  .51
  Granted at
   a discount        -               -            981,333         $  .50
  Granted at
   the money        16,000        $  .75          350,000           1.00
  Granted at
   a premium         -               -               -               -
  Total Granted     16,000        $  .75        1,331,333         $  .63
  Exercised          -               -               -               -
  Forfeited          -               -           (981,333)        $  .50
  Expired           (5,000)       $ .375         (105,000)        $ 1.92
  Outstanding at
   end of year   2,857,333        $  .52        2,846,333         $  .52
  Exercisable at
   end of year   2,460,733        $  .49        2,332,333         $  .50

                                            1997                  1996
        Weighted-average FV of options
          granted at a discount           $  -                   $  .11
        Weighted-average FV of options
          granted at the money            $   .55                $  .95
        Weighted-average FV of options
          granted at a premium               -                      -
        Weighted-average FV of all options
          granted during the year         $   .55                $  .33

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997and 1996 respectively: no dividend yield for both years; risk-free interest rates are different for each grant and range from 5.54% to 7.82%; the expected lives of options are 5 and 7 years for 1997 and 1996, respectively; and volatility of 92% and 100% for 1997 and 1996, respectively, for all grants.

     The following table summarizes information about stock options outstanding at December 31, 1997:


        Options and                                   Options and
    Warrants Outstanding                       Warrants Exercisable

                          Weighted Avg. Weighted              Weighted
Range of                   Remaining    Avg.        Exercis-    Avg.
Exercise    Outstanding  Contr. Actual  Exercise    able at   Exercise
Prices      at 12/31/97      Life       Price       12/31/97  Price

$.25 to
$  .70       2,486,333       4.23       $  .45     2,275,333   $ .45

$.71 to
$1.188         371,000       8.07       $  .99       185,400   $1.00

$.25 to
$1.188       2,857,333       4.72       $  .52     2,460,733   $ .49

The pro forma effects on net income and earnings per share for 1997 and 1996 from compensation expense computed pursuant to SFAS No. 123 is as follows:

                  December 31, 1997           December 31, 1996
              As Reported    Pro Forma    As Reported      Pro Forma

SFAS No. 123
charge             -         $   93,678        -           $   183,807

Net (loss)
income       $  (540,251)    $ (602,078)  $  1,049,767     $   928,454

Net (loss)
income per
common share $     (0.05)    $     (.06)  $        .09     $       .08

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

10.  Income Taxes:

     The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1997, and 1996, are as follows:

                                          1997                  1996
Deferred tax liabilities:
  Deferred policy acquisition costs  ($ 1,068,749)         ($  862,432)
   Other                                  (27,903)                -
    Total deferred tax liabilities     (1,096,652)            (862,432)
Deferred tax assets:
  Unearned premiums                       216,868              192,439
  Loss reserve discounting,
   net of salvage and subrogation         132,670               65,207
  Deferred ceding commissions             767,267              805,210
  Net operating loss carry forward         33,171               33,171
  Other                                    47,393              130,301

   Total deferred tax assets            1,197,369            1,226,328

Net deferred tax asset                    100,717              363,896
 Valuation allowance                       33,178               33,178
Net deferred tax asset               $     67,539         $    330,718

     A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

     A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 1997 and 1996, is as follows excluding the tax effect on the extraordinary item in 1997:

                                            1997                 1996
             <S
Computed expected income tax expense
 at statutory regulatory tax rate       ($ 405,571)          $  547,143
Amortization of excess cost over
 net assets acquired                        53,385               53,959
Change in valuation allowance                 -                 (64,392)
Other                                       (8,347)              22,767
Income tax (benefit) expense             ($360,533)           $ 559,477

     The change in the valuation allowance primarily results from the utilization, based upon its recent operating history, of net operating loss carry forwards for which a full valuation allowance had previously been recorded.

     The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at December 31, 1997, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

            Year
            2002                                     $   1,325
            2003                                        96,237
                                                     $  97,562

11.  Commitments and Contingencies:

     The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2002. Certain of these leases contain renewal options. Rental expense amounted to $728,466 and $681,326 for the years ended December 31, 1997 and 1996, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

            Year
            1998                                    $  550,880
            1999                                       494,754
            2000                                       371,841
            2001                                        17,308
            2002                                         2,040

      Total minimum lease payments                 $ 1,436,823

     Prior to June 1997, premium finance for the State & County policies produced by AHGA was funded by a credit facility provided by Peregrine through a financing and servicing arrangement with HFC. HFC processed and serviced the premium finance notes on behalf of Peregrine for a processing fee approximating Peregrine s operating profit from the premium finance notes, net of imputed borrowing costs on the credit facility and after deducting certain expenses, including default costs. The notes issued under this agreement are now in run-off (See Note 6). The Peregrine agreement will terminate upon the later of the date on which (1) all run-off is complete and (2) no outstanding principal or interest on the notes is due. As of December 31, 1997 and 1996, Peregrine had issued notes totaling $1,879,440 and $8,969,747, respectively, under the credit facility. Neither the premium finance notes issued by Peregrine nor the credit facility amount outstanding is recorded in the accompanying financial statements.

     As of December 31, 1997, the Company has accrued $315,000 of restructuring costs related to the closure of seven of its thirteen agency offices as well as the ceasing of the operations of its commercial excess and surplus lines affiliated managing general agency, Hallmark Underwriters, Inc. ( HUI ). Accrued restructuring costs include severance, rent expense related to existing leases, prepaid advertising costs, abandonment of office equipment and return commissions related to HUI.

     At December 31, 1997, a standby letter of credit of $50,000 had been issued by a financial institution under an agreement, expiring December 29, 1998, which is being maintained as collateral for performance and advances received on a reinsurance contract. At December 31, 1997, no amounts were outstanding under the letter of credit. The letter of credit requires an annual commitment fee of $500 and is collateralized by a U.S. Government security with a total par value of $50,000 held in Hallmark's name.

     The Company has a 401(K) savings plan. Employees who have completed three months of service are eligible to participate. Under this plan employees may contribute a portion of their compensation, and the Company
may contribute a discretionary amount each year.   The Company's
contribution for 1997 was $62,000 and for 1996 was $82,000.

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal.

     Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company has established a reserve of $950,000 for loss contingencies related to this case. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

     The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. These assessments can be partially recovered through a reduction in future premium taxes. There were no assessments for 1997 and 1996.

12.  Concentrations of Credit Risk:

     The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.

     All of the Company's business activity is with customers and independent agents located within the State of Texas.