Form 10QSB
period 1998-03-31
HALLMARK FINANCIAL SERVICES INC
filed 1998-05-14
CIK 819913

CONFORMED COPY


                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-QSB

                 Quarterly report under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1998



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

                            Yes X     No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,663,277 shares outstanding as of May 8, 1998.

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements


                        INDEX TO FINANCIAL STATEMENTS


                                                            Page Number


Consolidated Balance Sheets at March 31, 1998
(unaudited) and December 31, 1997                                 3


Consolidated Statements of Income (unaudited)
for the three months ended March 31, 1998
and March 31, 1997                                                4


Consolidated Statements of Cash Flows (unaudited)
for the three months ended March 31, 1998
and March 31, 1997                                                5


Notes to Consolidated Financial Statements (unaudited)            6

         HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                               March 31    December 31
                     ASSETS                      1998         1997
                                              (Unaudited)
Investments:
  Debt securities, held-to-maturity, at
   amortized cost                            $ 4,802,348    $ 4,966,141
  Equity securities, available-for-sale,
   at market value                               152,342        152,359
  Short-term investments, at cost
   which approximates market value             5,105,635      2,970,838

      Total investments                       10,060,325      8,089,338

Cash and cash equivalents                      5,086,332      5,814,127
Restricted cash                                1,356,537      1,340,937
Prepaid reinsurance premiums                   9,313,910      8,414,250
Premium finance notes receivable               9,869,115      7,878,758
 (net of allowance for doubtful
  accounts of $91,497 in 1998
  and $83,788 in 1997)
Premiums receivable                            1,037,871        844,140
Note receivable                                   57,536      1,149,280
Reinsurance recoverable                       16,307,115     16,549,352
Deferred policy acquisition costs              3,461,286      3,143,378
Excess of cost over net assets
 acquired (net of accumulated amortization
  of $1,210,304 in 1998 and
  $1,171,050 in 1997)                          5,019,910      5,059,164
Current federal income tax recoverable           439,216        639,216
Deferred federal income taxes                     43,352         67,539
Accrued investment income                         44,131         42,780
Other assets                                     940,542        788,232
                                            $ 63,037,178   $ 59,820,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                             $  8,143,114   $  8,157,297
  Unpaid losses and loss adjustment
   expenses                                   17,115,706     17,732,289
  Unearned premiums                           13,025,380     11,603,482
  Reinsurance balances payable                 3,781,243      2,960,040
  Deferred ceding commissions                  2,445,086      2,256,669
  Drafts outstanding                             941,113        721,413
  Accrued ceding commission refund             1,946,182      1,623,395
  Accounts payable and other accrued expenses  3,506,387      2,934,793
  Accrued litigation costs                       950,000        950,000

     Total liabilities                        51,854,211     48,939,378

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.03 par value, authorized
   100,000,000 shares; issued 10,962,277
   shares in 1997 and 1996                       328,868        328,868
  Capital in excess of par value              10,349,665     10,349,665
  Retained earnings                            1,104,434        802,580
  Treasury stock, 300,000 shares, at cost       (600,000)      (600,000)

     Total stockholders' equity               11,182,967     10,881,113
                                            $ 63,037,178   $ 59,820,491

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                     1998         1997
Gross premiums written                         $ 11,758,440  $  11,140,479
Ceded premiums written                           (7,931,134)   ( 7,846,463)
   Net premiums written                        $  3,827,306  $   3,294,016

Revenues:
 Gross premiums earned                         $ 10,336,542  $  10,180,513
 Earned premiums ceded                          ( 7,031,474)   ( 7,200,971)
   Net premiums earned                            3,305,068      2,979,542

 Investment income, net of expenses                 185,286        184,555
 Finance charges                                    619,168          2,427
 Interest income - note receivable                   13,182         32,454
 Processing and service fees                        297,677        413,706
 Other income                                        89,202         63,395
 Total revenues                                   4,509,583      3,676,079

Benefits, losses and expenses:
 Losses and loss adjustment expenses              7,052,435      6,676,723
 Reinsurance recoveries                          (5,058,430)    (5,038,874)
   Net losses and loss adjustment expenses        1,994,005      1,637,849

 Acquisition costs, net                            (129,587)      (279,311)
 Other acquisition and underwriting expenses      1,474,657      1,343,875
 Operating expenses                                 452,983        475,455
 Interest expense                                   184,848         44,065
 Amortization of intangible assets                   48,172         43,370

   Total benefits, losses and expenses            4,025,078      3,265,303

Income from operations before federal
 income taxes                                       484,505        410,776

Federal income tax expense                          182,651        104,863

  Net income                                        301,854        305,913

Other comprehensive income, net of tax:
  Unrealized gains (losses) on debt
  and equity securities                               1,962         (1,449)

  Comprehensive income                           $  303,816     $  304,464
  Basic and diluted earnings per share           $     0.03     $     0.03

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                    1998          1997
Cash flows from operating activities:
  Net income                                    $  301,854   $  305,913
  Adjustments to reconcile net income to
    cash provided by (used in)
    operating activities:
    Depreciation and amortization expense           97,649       72,146
    Change in deferred federal income taxes         24,187       33,877
    Change in prepaid reinsurance premiums        (899,660)    (645,491)
    Change in premiums receivable                 (193,731)    (835,497)
    Change in deferred policy acquisition costs   (317,908)    (375,277)
    Change in deferred ceding commissions          188,417       95,966
    Change in unpaid losses and loss adjustment
      expenses                                    (616,583)  (2,112,326)
    Change in unearned premiums                  1,421,898      959,966
    Change in reinsurance recoverable              242,237       93,954
    Change in reinsurance balances payable         821,203      882,758
    Change in current federal income tax
      recoverable                                  200,000         -
    Change in accrued ceding commission refund     322,787      200,356
    Change in all other liabilities                791,294      498,116
    Change in all other assets                    (181,771)      59,502
       Net cash provided by (used in)
       operating activities                      2,201,873     (766,037)

Cash flows from investing activities:
  Purchases of property and equipment              (30,285)     (36,972)
  Premium finance notes originated              (9,639,391)        -
  Premium finance notes repaid                   7,649,034         -
  Purchase of note receivable                         -      (6,174,144)
  Repayment of note receivable                   1,091,744         -
  Change in restricted cash                        (15,600)        -
  Maturities and redemptions of
   investment securities                           163,810      292,933
  Purchase of short-term investments            (3,671,797)  (2,966,953)
  Maturities of short-term investments           1,537,000    2,150,873
     Net cash used in investing activities      (2,915,485)  (6,734,263)
Cash flows from financing activities:
  Proceeds from notes payable                         -       7,000,000
  Repayment of short-term borrowings               (14,183)     (12,839)
  Payment of borrowing cost                           -         (82,409)

   Cash (used in) provided by financing
    activities                                     (14,183)   6,904,752
Decrease in cash and cash equivalents             (727,795)    (595,548)
Cash and cash equivalents at beginning
  of period                                      5,814,127    4,749,388
Cash and cash equivalents at end of period     $ 5,086,332  $ 4,153,840

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31,
1998 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1997 for a description of accounting policies and certain other disclosures. Certain items in the 1997 interim financial statements have been reclassified to conform to the 1998 presentation.

      The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

Recently Adopted Accounting Pronouncement

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

New Accounting Pronouncement

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997. However, the requirements of SFAS No. 131 are not applicable in interim financial statements in the initial year of adoption. Management does not anticipate that this pronouncement will have a material effect on the Company s consolidated financial condition or results of operations.


Note 2 - Note Receivable

      During 1997, $5,915,109 in proceeds from a $7,000,000 loan from Dorinco Reinsurance Company ( Dorinco ) were used to repay external borrowing by Peregrine Premium Finance L.C. ("Peregrine") incurred to fund premium finance notes pursuant to the financing and servicing arrangement between the Company and Peregrine. In addition, $598,047 of internally generated funds were loaned to Peregrine to fund new premium finance notes. The Peregrine note principal varies in proportion to the amount used by Peregrine to fund premium finance notes, and is repaid from the insured s payments on such premium finance notes. Commencing in June 1997, premium finance notes were no longer funded through Peregrine. As a result, the balance of the note receivable from Peregrine declined to $57,536 at March 31, 1998. The note is collateralized by the premium finance notes and bears interest at prime plus 1% ( 9.5% at March 31, 1998).

Note 3 - Reinsurance

      The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

      Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between the Company, Kemper Reinsurance Company ("Kemper") and Dorinco. From July 1, 1996 to June 30, 1997, the Company supplemented this arrangement with a separate retrocession agreement with Kemper, Dorinco and Odyssey Reinsurance Corporation. Prior to July 1, 1996, the Company had a separate retrocession agreement with Vesta Fire Insurance Corporation. Under each of the agreements, the Company retains 25% and cedes 75% of the risk to the reinsurers.

Note 4 - Commitments and Contingencies

      In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit with the court of $1,279,558 as of March 31, 1998 has been included as restricted cash in the accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company has established a reserve of $950,000 as of March 31, 1998 for loss contingencies related to this case. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      Introduction. Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively referred to herein as the "Company") engage in the sale of insurance products on credit terms, primarily to lower and middle income customers. Its target market encompasses the substantial number of Americans who either are denied credit from banks, credit card companies and other conventional credit sources, or have never established a bank account or credit history. Currently, the Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance. Additionally, the Company provides fee-based claims adjusting and related services for affiliates and third parties.

      The Company conducts these activities through an integrated insurance group, the dominant members of which are a property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA");
a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

      Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. Effective July 1, 1996, Hallmark entered into a new reinsurance treaty with Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco"), and Odyssey Reinsurance Corporation ("Odyssey"), ceding a total of 75% of its risk. Effective July 1, 1997, the treaty was renewed with Kemper and Dorinco assuming a total of 75% of the risk under substantially the same terms and conditions, except that Hallmark was allowed to retain 100% of the policy fees on a six-month program commenced during late-July 1997 (versus 62.5% for monthly and annual programs). Previously, HFC offered premium financing to Hallmark policyholders through a financing and servicing arrangement with an unaffiliated premium finance company. Beginning late-June 1997, HFC began issuing its own premium finance notes funded by the proceeds of loan agreements executed in March 1997. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

Financial Condition and Liquidity

      The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, finance charges and third party processing and service fees. Other sources of funds are from financing and investment activities.

      Net cash provided by the Company s consolidated operations for the three months ended March 31, 1998 was $2.2 million compared to net cash utilized of $.8 million from the Company's operations during the same period of 1997. The majority of this increased cash from operations is attributable to a smaller decrease in unpaid losses and LAE during the first quarter of 1998 as compared to the first quarter of 1997. During 1997, the combined effect of faster payment of claims, decreased average payment per claim and continued trend of settling more claims than received resulted in decreased unpaid losses and LAE as of March 31, 1997 compared with December 31, 1996. The smaller decrease in unpaid losses and LAE during the first quarter of 1998 as compared to the first quarter of 1997 is primarily due to the continued trend of settling more claims than received. In addition, the increase in premiums receivable during the first quarter of 1998 was not as significant as the increase during the first quarter of 1997. The majority of premiums receivable at March 31, 1997 included premium finance funding due from Peregrine for annual policies produced by the Company. As HFC now issues its own premium finance notes, the only premium finance funding due from Peregrine is on a run-off basis. The cash flow from HFC issuing its own premium finance notes is recorded as cash flows from investing activities.

      Net cash utilized by investing activities for the three months ended March 31, 1998 and 1997 was $2.9 million and $6.7 million, respectively. During late-June 1997, the Company began issuing its own premium finance notes and discontinued its previous off-balance sheet premium finance program with an unaffiliated premium finance company, Peregrine Premium Finance L.C. ("Peregrine"). During the first three months of 1998, HFC issued $9.6 million of premium finance notes and $7.6 million had been repaid as of March 31, 1998 on premium finance notes issued during 1997 and the three months ended March 31, 1998. A significant portion of these premium finance notes were funded with proceeds from a $7.0 million loan from Dorinco included in financing activities during the first quarter of 1997. At that time, the Company utilized approximately $6.2 million to repay the outstanding balance on the Peregrine notes as well as to fund the February 1997 Peregrine premium notes. This transaction resulted in the recording of a note receivable in the amount of $6.2 million, accounting for the majority of the cash flow usage from investing activities during the first quarter of 1997.

      On a consolidated basis, the Company's liquidity increased approximately
$1.2 million during the first quarter of 1998.   The Company s total cash,
cash equivalents and investments (excluding Restricted cash of approximately $1.4 million) at March 31, 1998 and December 31, 1997 were $15.1 million and $13.9 million respectively. This increased liquidity is due to more funds available for investment by Hallmark. The increase in available funds is due to higher premium volumes during the first quarter of 1998 compared to the fourth quarter of 1997.

      A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $15.1 million at March 31, 1998, $1.0 million (as compared to $1.5 million at December 31, 1997) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI" ) approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling
fees by Hallmark to HFS and affiliates.   During the first quarters of 1998
and 1997, Hallmark paid or accrued $200,000 in management fees. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 1998, and this should continue to be a moderate source of unrestricted liquidity. Management is committed to maintaining the surplus strength of Hallmark and has no current plans to pay any dividends from Hallmark to the Company.

      Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies and, since mid-1997, six-month policies, but commissions to substantially all independent agents are paid monthly on an earned basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $5.1 million during the first quarter of 1998 as compared to $4.7 million during the first quarter of 1997. During the first quarter of 1998, AHGA received $1.2 million in commissions related to this program from Hallmark, and will pay earned commissions of $0.9
million to independent agents.   During 1997, AHGA received approximately $3.0
million in commissions related to this annual policy program from Hallmark, of which $1.1 million is being paid to independent agents during 1998 as earned.

      Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to approximately $2.5 million at March 31, 1998 from approximately $2.3 at December 31, 1997. Deferred policy acquisition costs as of March 31, 1998 increased approximately $0.3 million as compared to December 31, 1997. The increase in deferred ceding commission income and deferred policy acquisition costs is due to an increase in the deferral rate. The deferral rate is a product of unearned premium divided by net written premiums for the past
twelve months.   As discussed below, unearned premiums increased during the first quarter of 1998 due to a higher six month/annual policy mix.

      As of March 31, 1998, the Company had not entered into any new debt agreements, nor taken any additional advances against its existing bank credit line and was in compliance with all debt covenants of the bank credit line and the Dorinco loan. The Company anticipates renewing the bank credit line upon its expiration in September 1998.

      Unpaid losses and loss adjustment expenses ("LAE") decreased approximately 4% primarily due to a continuation of a trend begun in 1996 of settling more claims than received, thus reducing the number of claims included in unpaid losses and LAE. Accordingly, reinsurance recoverables decreased proportionately.

      Unearned premiums increased approximately 12% as of March 31, 1998 compared to December 31, 1997. This increase is primarily attributable to the increased business assumed from an unaffiliated managing general agency. Additionally, the six month/annual policy mix increased to 61% from 55% while the monthly policy mix decreased to 39% from 45% at March 31, 1998 and December 31, 1997, respectively. As expected, prepaid reinsurance premiums increased proportionately.

      Reinsurance balances payable represents premiums written which are due to reinsurers. These balances are paid on a 60 day lag in accordance with reinsurance treaties. The increase in the reinsurance balances payable is due to the increased premium volume during the first quarter of 1998 as compared to the fourth quarter of 1997.

      At March 31, 1998, Hallmark reported statutory capital and surplus of $5,301,099 which reflects a slight increase over the balance reported at
December 31, 1997.   On an annualized-premium basis, Hallmark's premium-to-
surplus ratio at March 31, 1998 was 2.89 to 1 as compared to 2.35 to 1 at

December 31, 1997 and 2.46 to 1 at March 31, 1997. Management does not presently expect Hallmark to require additional capital during 1998 to fund existing operations. However, while programs currently in place should provide sufficient capital for near-term growth, additional capital or strategic alliances may be required to fund future expansion of the Company.

      The Company retains 100% of all policy fees related to a new six-month program which began in late-July 1997. While this increased retention of policy fees did not have a significant impact during 1997, it is expected to positively impact 1998 and subsequent periods as the volume related to this six-month program increases.

      During 1998, management expects that Company liquidity will be favorably impacted by a continued focus on the performance of the Company's core State & County business with emphasis on claims operations, marketing and product
enhancements.   During 1998, the Company intends to continue initiatives begun in 1997 and offer a new 1998 Awards program to stimulate production by
independent agents.   Additionally, reduced borrowing costs for the Company's
premium finance program have begun to positively impact liquidity. As of March 31, 1998, the Company has $7,000,000 available under the bank credit line to fund premium finance notes.

      The Company continues to pursue third party claims handling and administrative contracts. The Company continues to provide its program administration and claims handling services under a contract effective January 1, 1997 with an unaffiliated managing general agency (the "unaffiliated MGA"). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. Hallmark is assuming a 20% pro-rata share in the business produced under this unaffiliated MGA s program with the remaining 80% of the business assumed by
Hallmark s principal reinsurers.   The related premium volume will be
considered as part of Hallmark s premium volume commitments to its principal reinsurers. Additionally, the Company has entered into an agreement with another unaffiliated MGA to provide not only program administration and claims handling, but also, underwriting and policy processing. This agreement was effective April 1, 1998. Under this program, Hallmark is also assuming a 20% pro-rata share in the business produced with Hallmark s principal reinsurers assuming the remainder.

      Management intends to continue to investigate opportunities for future growth and expansion. Although the Company currently has no plans which would require significant additional external funding during 1998, additional capital or strategic alliances may be required to fund future expansion of the Company.

Results of Operations

      Gross premiums written (prior to reinsurance) and net premiums written (after reinsurance) of $11.8 million and $3.8 million, respectively, for the quarter ended March 31, 1998 increased approximately 6% and 16%, respectively, in relation to gross premiums written and net premiums written of $11.1 million and $3.3 million, respectively, for the same period last year. The overall increase in premiums written is due to increased assumption of the business produced by the unaffiliated MGA due to an increase in the percentage reinsured by Hallmark to 20% effective July 1, 1997 ( as compared to 10% from January 1, 1997 through June 30, 1997) as well as the increased premium volume of the unaffiliated MGA program. The disproportionate increase in gross and net premiums written pertains to the assumption of business written by the unaffiliated MGA. As this business is not reinsured, the impact on net premiums written is intensified.

      Premiums earned (prior to reinsurance) of $10,336,542 increased slightly
over the same 1997 quarter.   Net premiums earned (after reinsurance) of
$3,305,068 for 1998 increased approximately 11% over the same quarter in 1997. The disproportionate increase in premiums earned (prior to and after reinsurance) is due to the assumption of premiums from the unaffiliated MGA which are not reinsured, and thus the impact on net premiums earned is greater.

      Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three months ended March 31, 1998 and 1997 were approximately 60% and 55%, respectively. The increase in the loss ratio between the first quarter of 1998 and 1997, is primarily attributable to changes in the estimate of Incurred But Not Reported reserves during 1997. To a lesser extent, the increase is also due to the change in the assumption of the unaffiliated MGA s business to 20%.

      Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The decrease in the credit balance of acquisition costs, net is primarily due to the amortization of higher acquisition costs deferred in 1998 than in 1997 which is partially offset by a higher deferral rate and lower ceding commission income in 1998 than in 1997.

      Other acquisition and underwriting expenses increased approximately $181,000 during the first quarter of 1998 as compared to the same quarter of 1997. This increase is primarily attributable to increased commission expenses and decreased ceding commission income. The increase in commission expense is related to the assumption of the unaffiliated MGA s business which began in January 1997. The premium volume reinsured by Hallmark under this agreement during the first quarter of 1998 has increased due to a change in the assumption to 20% from 10% during the first quarter of 1997 as well as the increased volume produced under this program. The decrease in ceding commission income is attributable to a lower ceding commission rate due to the increased loss ratio as discussed above, and to a lesser extent, a slight decrease in the core State & County premium volume. These increased expenses are partially offset by decreases in salaries and related benefit expenses as well as other sundry expense accounts.

      Operating expenses decreased slightly during the three months ended March 31, 1998 as compared to the same period in 1997, due to a decrease in legal expenses. Legal expenses incurred during the first quarter of 1997 were primarily related to the lawsuit discussed in Note 4 to the Consolidated Financial Statements.

      Finance charges represent interest earned on premium notes issued by HFC. During the first quarter of 1997, HFC only directly financed premium notes for the Company s excess and surplus lines subsidiary (the operations of which were discontinued as of December 31, 1997). Beginning late-June 1997, HFC began financing premiums for Hallmark which has resulted in increased finance interest income during 1998.

      Interest income on note receivable represents interest received from Peregrine on funds loaned to Peregrine to extinguish its premium finance bank debt. Interest expense on the Dorinco loan and the bank credit line accounts for the significant increase in interest expense for 1997.

      Processing and service fees represent income earned on third party processing and servicing contracts. Processing fees represent income earned by HFC pursuant to its financing and servicing arrangement with Peregrine. This arrangement was terminated in June 1997 as HFC began issuing its own premium finance notes. As expected, these fees have significantly decreased during the first quarter of 1998 as the premium notes of Peregrine continue to run-off. Service fees for the quarter ended March 31, 1998 increased over the same period of 1997 primarily as a result of the Company's contract to act as program administrator for the unaffiliated MGA.

      Other income for the three months ended March 31, 1998 increased approximately 40% as compared to the same period of 1997 principally as a result of additional outside commissions earned by the Company's retail agencies.

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

                                  PART II
                             OTHER INFORMATION

Item 1.     Legal Proceedings.

      Except for routine litigation incidental to the business of the Company and as described in Note 4 to the Consolidated Financial Statements of the Company, neither the Company, nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.


Item 2.     Changes in Securities.
      None.

Item 3.     Defaults upon Security Securities.

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

      None.

Item 5.     Other Information.

      None.
Item 6.     Exhibits and Reports on Form 8-K.

      (a)   No exhibits are filed herewith.

      (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended March 31, 1998.


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


Date: May 13, 1998                  /s/ Ramon D. Phillips
                                    Ramon D. Phillips, President (Chief
                                    Executive Officer)

Date: May 13, 1998                  /s/ John J. DePuma
                                    John J. DePuma, Chief Financial Officer