Form 10QSB
period 1998-06-30
HALLMARK FINANCIAL SERVICES INC
filed 1998-08-13
CIK 819913

CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998



Commission file number 0-16090


                      Hallmark Financial Services, Inc.
      (Exact name of small business issuer as specified in its charter)


              Nevada                                      87-044737
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

 14651 Dallas Parkway, Suite 900
        Dallas, Texas                                      75240
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:  (972) 404-1637

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,663,277 shares outstanding as of August 7, 1998.

                                    PART I
                            FINANCIAL INFORMATION

Item 1.     Financial Statements


                         INDEX TO FINANCIAL STATEMENTS


                                                               Page Number


Consolidated Balance Sheets at June 30, 1998 (unaudited)
and December 31, 1997                                             3

Consolidated Statements of Income (unaudited) for the
three and six months ended June 30, 1998 and
June 30, 1997                                                     4


Consolidated Statements of Cash Flows (unaudited)
for the six months ended June 30, 1998 and
June 30, 1997                                                     5


Notes to Consolidated Financial Statements (unaudited)            6

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                       June 30     December 31
                ASSETS                                   1998         1997
                                                    (Unaudited)
Investments:
  Debt securities, held-to-maturity,
   at amortized cost                                $  4,246,047   $4,966,141
  Equity securities, available-for-sale,
   at market value                                       152,169      152,359
  Short-term investments, at cost which
   approximates market value                           7,120,326    2,970,838

     Total investments                                11,518,542    8,089,338

Cash and cash equivalents                              4,217,977    5,814,127
Restricted cash                                        1,372,137    1,340,937
Prepaid reinsurance premiums                           7,952,952    8,414,250
Premium finance notes receivable
 (net of allowance for doubtful accounts               8,625,552    7,878,758
  of $119,978 in 1998 and $83,788 in 1997)
Premiums receivable                                      966,325      844,140
Note receivable                                              -      1,149,280
Reinsurance recoverable                               15,359,564   16,549,352
Deferred policy acquisition costs                      2,967,447    3,143,378
Excess of cost over net assets acquired
 (net of accumulated amortization of
  $1,249,557 in 1998 and $1,171,050 in 1997)           4,980,656    5,059,164
Current federal income tax recoverable                   227,848      639,216
Deferred federal income taxes                            118,467       67,539
Accrued investment income                                 40,141       42,780
Other assets                                             893,311      788,232
                                                    $ 59,240,919  $59,820,491

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                                     $  8,878,573  $ 8,157,297
  Unpaid losses and loss adjustment expenses          16,564,220   17,732,289
  Unearned premiums                                   11,416,720   11,603,482
  Reinsurance balances payable                         2,177,465    2,960,040
  Deferred ceding commissions                          2,079,049    2,256,669
  Drafts outstanding                                     715,962      721,413
  Accrued ceding commission refund                     2,022,158    1,623,395
  Accounts payable and other accrued expenses          3,153,384    2,934,793
  Accrued litigation costs                               950,000      950,000

        Total liabilities                             47,957,531   48,939,378

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.03 par value, authorized
   100,000,000 shares; issued 10,963,277
   shares in 1998 and 10,962,277 shares in 1997          328,898      328,868
  Capital in excess of par value                      10,349,885   10,349,665
  Retained earnings                                    1,204,605      802,580

  Treasury stock, 300,000 shares, at cost               (600,000)    (600,000)
Total stockholders' equity                            11,283,388   10,881,113
                                                    $ 59,240,919  $59,820,491

                        The accompanying notes are an integral part
                         of the consolidated financial statements.

                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                        Three Months Ended               Six Months Ended
                               June 30                        June 30
                       1998             1997            1998          1997
Gross premiums
 written          $ 8,399,198    $ 9,667,920     $20,157,639     $20,808,399
Ceded premiums
 written           (5,346,653)   ( 6,748,087)    (13,277,787)    (14,594,550)
   Net premiums
   written        $ 3,052,545    $ 2,919,833     $ 6,879,852     $ 6,213,849

Revenues:
 Gross premiums
  earned          $10,007,858    $10,399,017     $20,344,400     $20,579,531
 Earned premiums
  ceded           ( 6,707,611)   ( 7,333,943)    (13,739,085)    (14,534,915)
    Net premiums
    earned          3,300,247      3,065,074       6,605,315       6,044,616

  Investment
   income, net of
   expenses           204,313        214,725         389,599         399,280
  Finance charges     504,888          8,243       1,124,056          10,670
  Interest income
   - note receivable      865        157,791          14,047         190,245
  Processing and
   service fees       446,065        482,560         743,742         896,267
  Other income        125,607        110,648         214,809         174,300

    Total revenues  4,581,985      4,039,041       9,091,568       7,715,378

Benefits, losses
 and expenses:
  Losses and loss
   adjustment
   expenses         6,462,235      7,029,042      13,514,670      13,705,765
  Reinsurance
   recoveries      (4,344,154)    (5,125,120)     (9,402,583)    (10,163,994)
     Net losses
     and loss
     adjustment
     expenses       2,118,081      1,903,922       4,112,087       3,541,771

 Acquisition costs,
  net                 127,803       (213,692)         (1,784)       (493,003)
 Other acquisition
  and underwriting
  expenses          1,170,645      1,476,469       2,639,722       2,817,280
 Operating
  expenses            733,925        385,349       1,192,487         864,127
 Interest expense     196,487        173,745         381,335         217,808
  Amortization of
  intangible assets    57,085         61,887         105,257         105,257

   Total benefits,
    losses and
    expenses        4,404,026      3,787,680       8,429,104       7,053,240

Income from
 operations before
 federal income
 taxes                177,959        251,361         662,464         662,138

Federal income
 tax expense           77,788        127,792         260,439         232,655

  Net income          100,171        123,569         402,025         429,483

Other comprehensive
 income, net of tax:
  Unrealized gains on
  debt and equity
  securities              137            366           2,099           1,082

 Comprehensive
   income           $ 100,308     $  123,935      $  404,124      $  430,565

Basic and diluted
 earnings per share $    0.01     $     0.01      $     0.04      $     0.04

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                                       1998           1997
Cash flows from operating activities:
 Net income                                        $  402,025     $  429,483
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation and amortization expense             203,692        190,502
    Change in deferred federal income taxes           (50,928)       133,362
    Change in prepaid reinsurance premiums            461,298        (59,635)
    Change in premiums receivable                    (122,185)      (191,250)
    Change in deferred policy acquisition costs       175,931       (349,404)
    Change in deferred ceding commissions            (177,620)      (143,599)
    Change in unpaid losses and loss adjustment
     expenses                                      (1,168,069)    (3,137,992)
    Change in unearned premiums                      (186,762)       228,868
    Change in reinsurance recoverable               1,189,788      2,856,967
    Change in reinsurance balances payable           (782,575)        35,677
    Change in current federal income tax
     recoverable                                      411,368            -
    Change in accrued ceding commission refund        398,763        306,567
    Change in all other liabilities                   213,139        286,089
    Change in all other assets                       (174,433)        80,309

      Net cash provided by operating activities       793,432        665,944

Cash flows from investing activities:
  Purchases of property and equipment                ( 53,242)      ( 44,537)
  Premium finance notes originated                (15,882,308)           -
  Premium finance notes repaid                     15,135,565            -
  Purchase of note receivable                             -       (6,513,156)
  Repayment of note receivable                      1,149,280            -
  Change in restricted cash                           (31,200)           -
  Maturities and redemptions of
   investment securities                              720,285      1,159,661
  Purchase of short-term investments               (6,686,488)    (3,013,345)
  Maturities of short-term investments              2,537,000      5,145,873

      Net cash used in investing activities        (3,111,108)    (3,265,504)

Cash flows from financing activities:
  Proceeds from common stock issued                       250            -
  Proceeds from notes payable/bank credit line        750,000      7,000,000
  Repayment of short-term borrowings                  (28,724)       (26,002)
  Payment of borrowing cost                               -          (90,701)
      Cash provided by financing activities           721,526      6,883,297
(Decrease) Increase in cash and cash equivalents   (1,596,150)     4,283,737
Cash and cash equivalents at beginning of period    5,814,127      4,749,388
Cash and cash equivalents at end of period         $4,217,977     $9,033,125

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES


Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1998 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

  The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

Recently Adopted Accounting Pronouncement

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

New Accounting Pronouncement

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997. However, the requirements of SFAS No. 131 are not applicable in interim financial statements in the initial year of adoption. Management does not anticipate that this pronouncement will have a material effect on the Company's consolidated financial condition or results of operations.

Note 2 - Note Receivable

  During 1997, approximately $6,500,000 in proceeds from a $7,000,000 loan from Dorinco Reinsurance Company ("Dorinco") was used to repay external borrowing by Peregrine Premium Finance L.C. ("Peregrine") incurred to fund premium finance notes pursuant to the financing and servicing arrangement between the Company and Peregrine. As of June 30, 1998, this note receivable has been repaid.

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

Note 4 - Commitments and Contingencies

  In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims.
The court subsequently granted the plaintiff s motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit with the court of $1,295,158 as of June 30, 1998 has been included as restricted cash in the accompanying balance sheet.

  Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of June 30, 1998. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

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

  While net cash from the Company's consolidated operating and investing activities remained relatively constant, cash provided by financing activities decreased significantly during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Cash generated from 1998 financing activities was considerably lower due to a $7 million financing transaction with Dorinco in 1997 with no comparable financing activity in 1998. The Company used approximately $6.5 million of the Dorinco loan proceeds to repay external borrowing by Peregrine Premium Finance L.C. ("Peregrine"), an unaffiliated premium finance company (See Note 2 to the Consolidated Financial Statements). Prior to June 1997, the Company offered premium financing to policyholders through a financing and servicing arrangement with Peregrine. Effective late-June 1997, the Company began issuing its own premium finance notes through HFC.

  On a consolidated basis, the Company's liquidity increased approximately
$1.8 million during the first six months of 1998.   The Company's total cash,
cash equivalents and investments (excluding restricted cash of approximately $1.4 million) at June 30, 1998 and December 31, 1997 were $15.7 million and $13.9 million respectively. This increased liquidity is primarily due to higher core State & County premium volumes during the first quarter of 1998 compared to the fourth quarter of 1997. The increase in core State & County premium volumes impacts liquidity since Hallmark receives from its reinsurers a 30% provisional ceding commission on core premium volumes ceded to reinsurers. Reinsurance treaty terms provide for an adjustment to the provisional ceding commission based upon loss experience 60 days following the end of two years for the first treaty year and annually thereafter. As of August 30, 1998, the first ceding commission adjustment for the first and second treaty years ended June 30, 1997 and 1998, respectively, will occur.
As anticipated, an accrued ceding commission refund of approximately $2 million as of June 30, 1998 will be paid by Hallmark to the reinsurers by August 30, 1998 based upon an adjusted commission of 26.3%.

  A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $15.7 million at June 30, 1998, $1.7 million
(as compared to $1.5 million at December 31, 1997) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by
Hallmark to HFS and affiliates.   During the first six months of 1998 and
1997, Hallmark paid or accrued $350,000 and $400,000, respectively, in management fees. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 1998, and this should continue to be a moderate source of unrestricted liquidity. Management is committed to maintaining the surplus strength of Hallmark and has no current plans to pay any dividends from Hallmark to the Company.

  Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies and, since mid-1997, six-month policies, but commissions to substantially all independent agents are paid monthly on an earned basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $7.7 million during the first six months of 1998 as compared to $8.0 million during the first six months of 1997. During the first six months of 1998, AHGA received $1.8 million in commissions related to this program from Hallmark, and will pay earned commissions of $1.6
million to independent agents.   During 1997, AHGA received approximately $3.0
million in commissions related to this annual policy program from Hallmark, of which $1.1 million is being paid to independent agents during 1998 as earned.

  Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income decreased to approximately $2.1 million at June 30, 1998 from approximately $2.3 million at December 31, 1997. Deferred policy acquisition costs as of June 30, 1998 decreased approximately $0.2 million as compared to December 31, 1997. The decrease in deferred ceding commission income and deferred policy acquisition costs is primarily due to the decrease in Hallmark s core premium volume during the second quarter of 1998.

  During the second quarter of 1998, the Company received an advance of
approximately $0.8 million from a bank credit line.   As of June 30, 1998, the
Company had not entered into any new debt agreements, and was in compliance with all debt covenants of the bank credit line and the Dorinco loan. The Company anticipates renewing the bank credit line upon its expiration in September 1998.

  Unpaid losses and loss adjustment expenses ("LAE") decreased approximately 7% primarily due to a continuation of a trend begun in 1996 of settling more claims than received, thus reducing the number of claims included in unpaid losses and LAE. Accordingly, reinsurance recoverables decreased proportionately.

  Reinsurance balances payable represents premiums written which are due to reinsurers. These balances are paid on a 60 day lag in accordance with reinsurance treaties. The decrease in the reinsurance balances payable is due to the decreased premium volume during the second quarter of 1998 as compared to the fourth quarter of 1997.

  At June 30, 1998, Hallmark reported statutory capital and surplus of approximately $5.6 million which reflects an increase over the balance reported at December 31, 1997. On an annualized-premium basis, Hallmark's premium-to-surplus ratio at June 30, 1998 was 2.47 to 1 as compared to 2.35 to 1 at December 31, 1997 and 2.27 to 1 at June 30, 1997. Management does not presently expect Hallmark to require additional capital during 1998 to fund existing operations. However, while programs currently in place should provide sufficient capital for near-term growth, additional capital or strategic alliances may be required to fund future expansion of the Company.

  Liquidity was positively impacted by increased core State & County volumes during the first quarter of 1998. Management has continued to focus on the performance of the Company's core State & County business with emphasis on claims operations, marketing and product enhancements. The Company has continued initiatives begun in 1997 and has offered a new 1998 Awards program to stimulate production by independent agents. However, intense competition among an increased number of non-standard programs in the marketplace, as well as competitive premium pricing and payment terms, has negatively impacted premium volumes, and in turn, liquidity during the second quarter of 1998. Effective late-July 1998, the Company is rolling out a new annual program which, among other things, offers a lower down payment. The lower down payment is primarily due to a change in treatment of the policy fee. The new program will provide for financing of a higher policy fee with collection over the policy term while the previous annual program provided for the collection of the entire, although lower, policy fee up-front along with the down payment. This annual program change significantly improves the Company's competitive ranking with respect to down payment in all territories. Management expects core State & County premium volumes, and ultimately, liquidity to be favorably impacted by this change. However, in the near-term, earnings and liquidity could be negatively affected due to the proration and collection of the policy fee over the policy term as compared to the collection of a fully earned policy fee under the previous annual program.

  Other factors favorably impacting liquidity include the anticipated receipt of a tax refund of approximately $500,000 during the third quarter of 1998, continued emphasis on cost containment, and reduced borrowing costs for the Company's premium finance program. As of June 30, 1998, the Company has $6.25 million available under the bank credit line to fund premium finance notes.

  The Company continues to pursue third party claims handling and administrative contracts. The Company continues to provide its program administration and claims handling services under a contract effective January 1, 1997 with an unaffiliated managing general agency (the "unaffiliated MGA"). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. Hallmark is assuming a 20% pro-rata share in the business produced under this unaffiliated MGA's program with the remaining 80% of the business assumed by
Hallmark s principal reinsurers.   The related premium volume will be
considered as part of Hallmark's premium volume commitments to its principal reinsurers. Additionally, an agreement with another unaffiliated MGA began April 1, 1998 with the Company providing not only program administration and claims handling, but also, underwriting and policy processing. Under this program, Hallmark assumes a 25% pro-rata share in the business produced with Hallmark's principal reinsurers assuming the remainder. The Company has entered into a new agreement with another unaffiliated MGA to begin approximately October 1, 1998. The Company will again be providing program administration, claims handling and underwriting and policy processing. Hallmark will assume 15% of the business produced.

  Management intends to continue to investigate opportunities for future growth and expansion. Although the Company currently has no plans which would require significant additional external funding during 1998, additional capital or strategic alliances may be required to fund future expansion of the Company.

Results of Operations

  Gross premiums written (prior to reinsurance) for the three and six months ended June 30, 1998 decreased 13% and 3%, respectively, in relation to gross premiums written during the same periods in 1997. The respective decreases in gross premiums written were primarily due to changing market conditions in the non-standard industry which have adversely impacted premium volumes during the second quarter of 1998. Net premiums written (after reinsurance) for the three and six months ended June 30, 1998 increased approximately 4% and 11%,
respectively, during the same periods in 1997.   The increase in net premiums
written is due to the assumption of business produced by third party unaffiliated MGAs. Effective July 1, 1997, Hallmark increased its assumption of the business produced by a third party unaffiliated MGA to 20% from 10% (for the period January 1, 1997 through June 30, 1997), and effective April 1, 1998, Hallmark began assuming 25% of the business produced by another unaffiliated MGA. The disparate change in gross and net premiums written results from the fact that the assumed unaffiliated MGA business included in gross written premiums is not reinsured, thus intensifying the effect on net written premiums.

  Premiums earned (prior to reinsurance) for the three and six months ended June 30, 1998 decreased slightly as compared to the same periods of 1997. For the three and six months ended June 30, 1998, net premiums earned (after reinsurance) increased approximately 8% and 9%, respectively, in relation to the same periods of 1997. The disproportionate change in premiums earned (prior to and after reinsurance) is due to the assumption of premiums from the unaffiliated MGA's which is not reinsured, and thus the impact on net premiums earned is greater.

  Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 1998 were 64% and 62%, respectively, compared to 62% and 59% for the same respective periods of 1997. The increase in the loss ratio between 1998 and 1997, is primarily attributable to changes in the estimate of Incurred But Not Reported reserves during the fourth quarter of 1997. To a lesser extent, the increase is also due to the change in the assumption of the unaffiliated MGA's business to 20% and Hallmark's 25% assumption of the business produced by another unaffiliated MGA effective April 1, 1998.

  Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increased amortization expense (acquisition costs, net) during the three and six months ended June 30, 1998 is primarily due to the deferral of lower acquisition costs in 1998 than in 1997 which is partially offset by a higher deferral rate and lower ceding commission income in 1998 than in 1997. As discussed previously, while net premiums written increased, core State & County premium volumes decreased and accordingly, ceding commission income was down.

  Other acquisition and underwriting expenses decreased approximately 21% and 6%, respectively, during the three and six months ended June 30, 1998 as compared to the same periods of 1997. This decrease is primarily attributable to decreases in salaries and related benefit expenses, agent commission expense due to lower volumes, and management resources spent on insurance operations. These management resources have been focused on developing the third party processing and program administration business and are reallocated to operating expenses (as discussed in the following paragraph). These decreases are partially offset by an increase in commission expenses related to the assumption of business written by third party MGAs. Additionally, ceding commission income decreased during 1998 as a result of a lower ceding commission rate as well as a decrease in the core State & County premium volume.

  Operating expenses include non-insurance operations expenses which include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased 90% and 38%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods of 1997, while income from finance interest charges and service/consulting fees increased 94% and 106% for the same respective periods. The majority of this increase in operating expenses is attributable to the deployment of management and staff resources devoted to the development, administration and/or processing of third party contracts.

  Finance charges represent interest earned on premium notes issued by HFC. Prior to June 1997, HFC only directly financed premium notes for the Company's excess and surplus lines subsidiary (the operations of which were discontinued as of December 31, 1997). Beginning late-June 1997, HFC began financing premiums for Hallmark which has resulted in increased finance interest income during 1998.

  Interest income on the note receivable represents interest received from Peregrine on funds loaned to Peregrine to extinguish its premium finance bank debt. This note receivable was paid in full during the second quarter of 1998. Interest expense on the Dorinco loan and the bank credit line accounts for the significant increase in interest expense during 1998.

  Processing and service fees for the six months ended June 30, 1998 represents primarily income earned on third party processing and servicing contracts. Processing and service fees for the six months ended June 30, 1997 represents primarily income earned by HFC pursuant to its financing and servicing arrangement with Peregrine. This arrangement was terminated in June 1997 as HFC began issuing its own premium finance notes. As expected, these fees have significantly decreased during 1998 as the premium notes of Peregrine have been paid in full as of June 30, 1998, and thus no processing fees will be received in the future. Service fees in 1998 increased significantly over the same period of 1997 primarily as a result of the Company s service/consulting contracts with third party unaffiliated MGAs.

  Other income for 1998 increased slightly over the same period of 1997. The increase is primarily attributable to the collection of agency fees by the Hallmark Agencies. The Hallmark Agencies began collecting this fee during the third quarter 1997 as a result of a regulatory change. This increase is partially offset by decreased outside commissions of the Hallmark Agencies due to scheduled office closures in May and June 1998.


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

  None.

Item 3.     Defaults upon Security Securities.

  None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

  (a) The Company s Annual Meeting of Shareholders was held on May 27, 1998. Of the 10,662,277 shares of common stock of the Company entitled to vote at the meeting, 7,665,886 shares were present in person or by proxy.

  (b) The following individuals were elected to serve as directors for the
Company: Ramon D. Phillips, Linda H. Sleeper, Raymond A. Kilgore, Jack R. Daugherty, Kenneth H. Jones, Jr., Samuel W. Rizzo, A. R. Dike, James H. Graves, George R. Manser and C. Jeffrey Rogers.

  (c) There was no other business to come before the meeting.

Item 5.     Other Information.

  None.

Item 6.     Exhibits and Reports on Form 8-K.

  (a) No exhibits are filed herewith.

  (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended June 30, 1998.

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.
                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


Date: August 12, 1998                     /s/ Ramon D. Phillips
                                          Ramon D. Phillips, President
                                          (Chief Executive Officer)

Date: August 12, 1998                     /s/ John J. DePuma
                                          John J. DePuma,
                                          (Chief Financial Officer)