Form 10QSB
period 1998-09-30
HALLMARK FINANCIAL SERVICES INC
filed 1998-11-13
CIK 819913

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

            Quarterly report under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1998



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

                       Yes  X       No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 10,668,277 shares outstanding as of November 1, 1998.

                                   PART I
                            FINANCIAL INFORMATION

Item 1.     Financial Statements


                           INDEX TO FINANCIAL STATEMENTS


                                                            Page Number


Consolidated Balance Sheets at September 30, 1998
      (unaudited) and December 31, 1997                           3


Consolidated Statements of Income (unaudited)
      for the three and nine months ended
      September 30, 1998 and September 30, 1997                   4


Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 1998
      and September 30, 1997                                      5


Notes to Consolidated Financial Statements (unaudited)            6

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                     September 30       December 31
                ASSETS                  1998                1997
                                     (Unaudited)
Investments:
  Debt securities, held-to-
    maturity, at amortized cost     $   4,155,004      $   4,966,141
  Equity securities, available-
    for-sale, at market value             153,130            152,359
  Short-term investments, at cost
    which approximates market value     4,468,220          2,970,838

          Total investments             8,776,354          8,089,338

Cash and cash equivalents               6,107,737          5,814,127
Restricted cash                         1,387,737          1,340,937
Prepaid reinsurance premiums            5,938,939          8,414,250
Premium finance notes receivable        6,287,142          7,878,758
 (net of allowance for doubtful
  accounts of $103,265 in 1998
  $83,788 in 1997)
Premiums receivable                       972,122            844,140
Note receivable                              -             1,149,280
Reinsurance recoverable                14,576,935         16,549,352
Deferred policy acquisition costs       2,340,228          3,143,378
Excess of cost over net assets
  acquired (net of accumulated
  amortization of $1,288,811 in 1998
  and $1,171,050 in 1997)               4,941,403          5,059,164
Current federal income tax recoverable      3,296            639,216
Deferred federal income taxes               2,615             67,539
Accrued investment income                  33,834             42,780
Other assets                              940,594            788,232
                                     $ 52,308,936       $ 59,820,491

 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                     $   8,863,666      $   8,157,297
  Unpaid losses and loss
   adjustment expenses                 16,113,511         17,732,289
  Unearned premiums                     8,717,602         11,603,482
  Reinsurance balances payable          1,688,499          2,960,040
  Deferred ceding commissions           1,433,029          2,256,669
  Drafts outstanding                      945,286            721,413
  Accrued ceding commission refund        229,410          1,623,395
  Accounts payable and other accrued
   expenses                             2,403,877          2,934,793
  Accrued litigation costs                950,000            950,000

        Total liabilities              41,344,880         48,939,378

Commitments and contingencies (Note 4)

Stockholders' equity:

  Common stock, $.03 par value,
   authorized 100,000,000 shares;
   issued 10,968,277 shares in 1998
   and 10,962,277 shares in 1997          329,048            328,868
  Capital in excess of par value       10,351,635         10,349,665
  Retained earnings                       883,373            802,580
  Treasury stock, 300,000 shares,
    at cost                              (600,000)          (600,000)
      Total stockholders' equity       10,964,056         10,881,113
                                     $ 52,308,936       $ 59,820,491

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                      Three Months Ended               Nine Months Ended
                         September 30                     September 30
                      1998          1997               1998         1997

Gross premiums
 written        $  5,833,905  $  9,830,845      $  25,991,543  $ 30,639,244
Ceded premiums
 written          (3,656,419)  ( 6,720,261)       (16,934,207)  (21,314,811)

 Net premiums
  written       $  2,177,486  $  3,110,584      $   9,057,336  $  9,324,433

Revenues:
 Gross premiums
  earned        $  8,465,140  $  9,827,280      $  28,809,541  $ 30,098,572
 Earned
  premiums
  ceded           (5,602,549)  ( 6,849,751)       (19,341,634)  (21,076,427)

  Net premiums
   earned          2,862,591     2,977,529          9,467,907     9,022,145

 Investment
  income, net
  of expenses        203,614       164,602            593,212       563,882
 Finance
   charges           266,504       312,084          1,390,560       312,084
 Interest
  income - note
  receivable            -          130,098             14,047       320,343
 Processing and
  service fees       442,288       237,953          1,186,030     1,134,220
 Other income        129,484       136,404            344,294       321,374

 Total revenues    3,904,481     3,958,670         12,996,050    11,674,048

Benefits, losses
 and expenses:

 Losses and loss
  adjustment
  expenses         6,349,007     6,420,718         19,863,677    20,149,936
 Reinsurance
  recoveries      (4,208,418)   (4,672,376)       (13,611,002)  (14,859,824)

  Net losses
    and loss
    adjustment
    expenses       2,140,589     1,748,342          6,252,675     5,290,112

 Acquisition
  costs, net         (18,801)     ( 11,549)           (20,585)     (504,552)

 Other acquis-
  ition and
  underwriting
  expenses         1,285,739     1,206,908          3,925,461     4,024,188
 Operating
  expenses           717,819       363,298          1,910,307     1,227,426
 Interest
  expense            198,092       170,781            579,427       388,589
 Amortization
  of intangible
  assets              39,254        59,318            144,511       164,576

  Total benefits,
   losses and
   expenses        4,362,692     3,537,098         12,791,796    10,590,339

Income (loss)
 from operations
 before federal
 income taxes       (458,211)      421,572            204,254     1,083,709

Federal income
 tax expense
 (benefit)          (136,979)      136,488            123,461       369,143

  Net income
   (loss)           (321,232)      285,084             80,793       714,566

Other comprehen-
 sive income, net
 of tax:
  Unrealized gains
   on debt and
   equity securi-
   ties                  814         2,371              2,913         1,289

Comprehensive
 income (loss)   $  (320,418)  $   287,455        $    83,706    $  715,855

Basic and
 diluted
 earnings per
 share           $     (0.03)  $      0.02        $      0.01    $     0.06

                The accompanying notes are an integral part
                 of the consolidated financial statements.

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                   Nine Months Ended
                                                      September 30
                                                1998               1997
Cash flows from operating activities:
  Net income                                 $   80,793         $  714,566
  Adjustments to reconcile net income to
    cash provided by (used in)
    operating activities:

    Depreciation and amortization expense       287,547            299,035
    Change in deferred federal income taxes      64,924            162,393
    Change in prepaid reinsurance premiums    2,475,311             69,855
    Change in premiums receivable              (127,982)        (4,178,841)
    Change in deferred policy acquisition
     costs                                      803,150         (  711,025)
    Change in deferred ceding commissions      (823,640)           206,473
    Change in unpaid losses and loss
     adjustment expenses                     (1,618,778)        (3,510,354)
    Change in unearned premiums              (2,885,880)           232,433
    Change in reinsurance recoverable         1,972,417          3,928,296
    Change in reinsurance balances payable   (1,271,541)           158,800
    Change in current federal income tax
     recoverable                                635,920               -
    Change in accrued ceding commission
     refund                                  (1,393,985)           286,854
    Change in all other liabilities            (307,042)           (69,072)
    Change in all other assets                 (243,954)           233,947

      Net cash used in operating activities ( 2,352,740)        (2,176,640)

Cash flows from investing activities:
  Purchases of property and equipment           (65,849)        (   48,603)
  Premium finance notes originated          (20,018,621)              -
  Premium finance notes repaid               21,606,838               -
  Purchase of note receivable                      -            (6,513,156)
  Repayment of note receivable                1,149,280          2,994,448
  Purchase of debt securities                      -            (1,022,229)
  Change in restricted cash                 (    46,800)              -
  Maturities and redemptions of
   investment securities                        810,366          1,339,155
  Purchase of short-term investments        ( 9,509,061)        (6,517,834)
  Maturities of short-term investments        8,011,679          6,406,025

    Net cash provided by (used in)
     investing activities                     1,937,832         (3,362,194)
Cash flows from financing activities:
    Proceeds from common stock issued             2,150               -
    Proceeds from notes payable/bank
     credit line                                750,000          7,000,000
    Repayment of short-term borrowings       (   43,632)        (   39,533)
    Payment of borrowing cost                      -            (   93,395)

      Cash provided by financing activities     708,518          6,867,072
Increase in cash and cash equivalents           293,610          1,328,238
Cash and cash equivalents at beginning of
  period                                      5,814,127          4,749,388
Cash and cash equivalents at end of period  $ 6,107,737       $  6,077,626

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES


Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1998 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

      The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2 - Note Receivable

      During 1997, approximately $6,500,000 in proceeds from a $7,000,000 loan from Dorinco Reinsurance Company ("Dorinco") was used to repay external borrowing by Peregrine Premium Finance L.C. ("Peregrine") incurred to fund premium finance notes pursuant to the financing and servicing arrangement between the Company and Peregrine. This note receivable was repaid during the second quarter of 1998.

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

Note 4 - Commitments and Contingencies

      In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit with the court of $1,310,758 as of September 30, 1998 has been included as restricted cash in the accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of September 30, 1998. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

Note 5 - Subsequent Events

      On October 1, 1998, warrants previously issued in October 1992 were exercised to purchase an aggregate of 886,333 shares of the Company's common stock. In payment of the exercise price of $0.50 per share, 506,476 outstanding shares were surrendered at a price of $0.875 per share, and subsequently recorded as treasury stock by the Company.

      Subsequent to September 30, 1998, Hallmark Finance Corporation ("HFC") has repaid the outstanding balance of approximately $1.8 million on the bank credit line. HFC s bank credit line has been amended to reduce the maximum amount available to $1.0 million, to eliminate any usage fee and to extend the expiration date until December 15, 1998. The Company anticipates renegotiating and renewing the bank credit line during the fourth quarter of 1998.


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

      Net cash used in the Company s consolidated operating activities remained relatively constant during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Cash generated from 1998 financing activities was considerably lower than 1997 due to a $7 million financing transaction with Dorinco in 1997 with no comparable financing activity in 1998. The Company used approximately $6.5 million of the Dorinco loan proceeds to repay external borrowing by Peregrine Premium Finance L.C. ("Peregrine"), an unaffiliated premium finance company (See
Note 2 to the Consolidated Financial Statements). This note receivable resulted in a decrease in cash from investing activities during 1997. Prior to June 1997, the Company offered premium financing to policyholders through a financing and servicing arrangement with Peregrine. Effective late-June 1997, the Company began issuing its own premium finance notes through HFC.

      On a consolidated basis, the Company's liquidity increased approximately $1.0 million during the first nine months of 1998. The Company s total cash, cash equivalents and investments (excluding restricted cash of approximately $1.4 million) at September 30, 1998 and December 31, 1997 were $14.9 million and $13.9 million respectively. This increased liquidity is primarily due to increased cash inflows from premium finance operations as premium finance note repayments have exceeded premium finance note originations during 1998.

      A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $14.9 million at September 30, 1998, $3.6 million (as compared to $1.5 million at December 31, 1997) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims
handling fees by Hallmark to HFS and affiliates.   During the first nine
months of 1998 and 1997, Hallmark paid or accrued $475,000 and $770,000, respectively, in management fees. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 1998, and this should continue to be a moderate source of unrestricted liquidity. While the Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend, management is re-examining its current dividend policy.

      Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing. Under this program, AHGA offers independent agents the ability to write annual policies and, since mid-1997, six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $9.1 million during the first nine months of 1998 as compared to $11.4 million during the first nine months of 1997. During the first nine months of 1998, AHGA received $2.1 million in commissions related to this program from Hallmark, and paid earned commissions of $2.2 million to independent agents. The occurrence of AHGA paying more in earned commissions to agents than received from Hallmark is primarily a result of decreased premium volumes during the second and third quarters of 1998. During 1997, AHGA received approximately $3.0 million in commissions related to this annual policy program from Hallmark, of which $1.1 million is being paid to independent agents during 1998 as earned.

      Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income decreased to approximately $1.4 million at September 30, 1998 from approximately $2.3 million at December 31, 1997. Deferred policy acquisition costs as of September 30, 1998 decreased approximately $0.8 million as compared to December 31, 1997. The decrease in deferred ceding commission income and deferred policy acquisition costs is primarily due to the decrease in Hallmark s core premium volume during the second and third quarters of 1998.

      During the second quarter of 1998, HFC received funds of approximately $0.8 million from a bank credit line available for funding premium notes.
As of September 30, 1998, the Company was in compliance with all debt covenants of HFC s bank credit line and the Dorinco loan. Subsequent to the third quarter, HFC has repaid the outstanding balance of approximately $1.8 million on the bank credit line. HFC s bank credit line has been amended to reduce the maximum amount available to $1.0 million and to extend the expiration date. The Company anticipates renegotiating and renewing the bank credit line during the fourth quarter.

      Unpaid losses and loss adjustment expenses ("LAE") decreased approximately 9% primarily due to a continuation of a trend begun in 1996 of settling more claims than received, thus reducing the number of claims included in unpaid losses and LAE, as well as a decrease in the number of claims due to decreased premium volumes. Accordingly, reinsurance recoverables decreased proportionately.

      Reinsurance balances payable represents premiums written which are due to reinsurers. These balances are paid on a 60 day lag in accordance with reinsurance treaties. The decrease in the reinsurance balances payable is due to decreased premium volume during the third quarter of 1998 as compared to the fourth quarter of 1997.

      At September 30, 1998, Hallmark reported statutory capital and surplus of approximately $5.4 million which reflects an approximately 2% increase over the balance reported at December 31, 1997. On an annualized-premium basis, Hallmark s premium-to-surplus ratio at September 30, 1998 was 2.24 to 1 as compared to 2.35 to 1 at December 31, 1997 and 2.19 to 1 at September 30, 1997. Management does not presently expect Hallmark to require additional capital during 1998 to fund existing operations. However, while programs currently in place should provide sufficient capital for near-term growth, additional capital or strategic alliances may be required to fund future expansion of the Company.

      The positive impact on liquidity by increased core State & County volumes during the first quarter of 1998 has been more than offset by intense competition among an increased number of non-standard programs in the marketplace during the second and third quarters of 1998. Effective late-July 1998, the Company rolled out a new annual program which, among other things, offered a lower down payment. The lower down payment is primarily due to a change in treatment of the policy fee. The new program provides for financing of a higher policy fee with collection over the policy term while the previous annual program provided for the collection of the entire, although lower, policy fee up-front along with the down payment. In the near-term, earnings and liquidity could be negatively affected due to the proration and collection of the policy fee over the policy term as compared to the collection of a fully earned policy fee under the previous annual program. This annual program change significantly improved the Company's competitive ranking with respect to down payment structure. However, additional rate reductions by competitors undermined the impact of this change. Management continues to evaluate and adapt to the changing market environment.

      Other factors favorably impacting liquidity include the receipt of a tax refund of approximately $500,000 during the third quarter of 1998, continued emphasis on cost containment, and reduced borrowing costs for the Company s premium finance program. As of September 30, 1998, the Company had $6.25 million available under the bank credit line to fund premium notes. The Company has subsequently repaid the full amount outstanding on the bank credit line and reduced the maximum availability to $1.0 million.

      The Company continues to pursue third party claims handling and administrative contracts. The Company also continues to provide its program administration and claims handling services under a contract effective January 1, 1997 with an unaffiliated managing general agency (the "unaffiliated MGA"). Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. Hallmark is assuming a 20% pro-rata share in the business produced under this unaffiliated MGA program with the remaining 80% of the business assumed by Hallmark s principal reinsurers. Additionally, two agreements with other unaffiliated MGAs began April 1, 1998 and September 1, 1998, respectively, with the Company providing not only program administration and claims handling, but also, underwriting and policy processing. Hallmark assumes a respective 25% and 15% pro-rata share in the business produced, with Hallmark s principal reinsurers assuming the remainder. The premium volume ceded from these three programs is considered a part of Hallmark s premium volume commitment to one of its principal reinsurers.

      Management intends to continue to investigate opportunities for future growth and expansion. Although the Company currently has no plans which would require significant additional external funding during the remainder of 1998, additional capital or strategic alliances may be required to fund future expansion of the Company.


Results of Operations

      Gross premiums written (prior to reinsurance) for the three and nine months ended September 30, 1998 decreased 41% and 15%, respectively, in relation to gross premiums written during the same periods in 1997. The respective decreases in gross premiums written were primarily due to changing market conditions in the non-standard auto industry which have adversely impacted premium volumes during the second and third quarters of 1998. Net premiums written (after reinsurance) for the three and nine months ended September 30, 1998 decreased approximately 30% and 3%, respectively, during the same periods in 1997. While Hallmark has increased its assumption of business produced by third party unaffiliated MGAs, the increase did not offset the decrease in the core State and County premium volume. The disproportionate change in gross and net premiums written results from the fact that the assumed unaffiliated MGA business included in gross written premiums is fully retained by the Company, thus intensifying the effect on net written premiums.

      Premiums earned (prior to reinsurance) for the three and nine months ended September 30, 1998 decreased approximately 14% and 4%, respectively, as compared to the same periods of 1997. For the three months ended September 30, 1998, net premiums earned (after reinsurance) decreased approximately 4% while net premiums earned (after reinsurance) for the nine months ended in 1998 increased approximately 5% in relation to the same periods of 1997. The disparate change in premiums earned (prior to and after reinsurance) is due to the assumption of premiums produced by the unaffiliated MGAs which are fully retained by the Company, and thus have a greater impact on net premiums earned.

      Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 1998 were 75% and 66%, respectively, compared to 59% for the same respective periods of 1997. The increase in the loss ratio between 1998 and 1997, is attributable to changes in the estimate of Incurred But Not Reported reserves during the fourth quarter of 1997. Additionally, two other factors have contributed to the increased loss ratio, particularly during the third quarter of 1998. During 1998 Hallmark has increased its assumption of unaffiliated MGA business by adding two additional contracts, one effective April 1998 and
the other effective September 1998.   The overall loss ratio on the assumed
business produced by the unaffiliated MGAs is higher than the loss ratio on the core State and County business. Also during the third quarter of 1998, the Company introduced a new annual program whereby the policy fee is prorated over the life of the policy instead of fully earned as under the previous annual program. This change in recognition of policy fees has lowered earned premium thus contributing to an increase in loss ratio.

      Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. Acquisition costs, net for the three months ended September 30, 1998 is relatively constant with the same period of 1997. Acquisition costs, net increased during the nine months ended September 30, 1998 primarily due to the lower deferral of acquisition costs in 1998 than in 1997, which is partially offset by lower ceding commission income in 1998 than in 1997.

      Other acquisition and underwriting expenses increased approximately 7% during the three months ended September 30, 1998 and decreased approximately 2% during the nine months ended September 30, 1998 as compared to the same respective periods of 1997. The increase in expenses during the third quarter is the result of decreased ceding commission attributable to the combined effect of lower premium volumes and a lower ceding commission rate as well as an increase in commission expense related to assumed business produced by unaffiliated MGAs. The increase in other acquisition and underwriting expenses for the three months is partially offset by decreases in salaries and related benefit expenses, agent commission expense due to lower volumes, and management resources spent on non-insurance operations. These management resources have been used to develop third party processing and program administration business and are reallocated to operating expenses (as discussed in the following paragraph). These same expense categories also decreased during the nine months ended September 30, 1998. These nine month decreases are partially offset by an increase in commission expenses related to the assumption of business written by third party MGAs. Additionally, ceding commission income decreased during the first three quarters of 1998 as a result of a lower ceding commission rate and a decrease in the core State & County premium volume.

      Operating expenses include non-insurance operations expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased 98% and 56%, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods of 1997, while income from finance charges and processing/service fees increased 29% and 78% for the same respective periods. The majority of this increase in operating expenses is attributable to the deployment of management and staff resources devoted to the development, administration and/or processing of third party contracts. In addition, during the third quarter of 1998, management reevaluated a previous accrual for restructuring costs and decreased the reserve by $95,000. This decrease was netted against operating expenses for the quarter and nine months.

      Finance charges represent interest earned on premium notes issued by HFC. Prior to June 1997, HFC only directly financed premium notes for the Company s excess and surplus lines subsidiary (the operations of which were discontinued as of December 31, 1997). Beginning late-June 1997, HFC began financing premiums for Hallmark which has resulted in increased finance interest income during 1998.

      Processing and service fees for the nine months ended September 30, 1998 represents primarily income earned on third party processing and servicing contracts. Processing and service fees for the nine months ended September 30, 1997 represents primarily income earned by HFC pursuant to its financing and servicing arrangement with Peregrine. This arrangement was terminated in June 1997 as HFC began issuing its own premium finance notes. As expected, these fees have significantly decreased during 1998 as the premium notes of Peregrine were paid in full during the second quarter of 1998, and thus no processing fees will be received in the future. Service fees in 1998 increased significantly over the same period of 1997 primarily as a result of the Company's contracts with third party unaffiliated MGAs.

      Interest income on the note receivable represents interest received from Peregrine on funds loaned to Peregrine to extinguish its premium finance bank debt. This note receivable was paid in full during the second quarter of 1998. Interest expense on the Dorinco loan and the bank credit line accounts for the increase in interest expense during 1998.

      Other income for the nine months of 1998 increased slightly over the same period of 1997. The increase is primarily attributable to the collection of agency fees by the Hallmark Agencies. The Hallmark Agencies began collecting this fee during the third quarter 1997 as a result of a regulatory change. This increase is partially offset by decreased outside commissions of the Hallmark Agencies due to scheduled office closures in May and June 1998.

Year 2000 Compliance

      The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

      The Company has made significant strides in its efforts to be Year 2000 compliant. The premiums and claims systems are internally processed and maintained. The Company has utilized internal management information systems resources as well as a contract programmer to make modifications and enhancements to these systems. These modifications and enhancements are in the final testing and implementation phase and will be in place and operational by November 30, 1998. The Company's premium finance system was purchased from an outside vendor and has been compliant since the last software upgrade earlier this year. The Company utilizes a proprietary general ledger software system. The Year 2000 upgrade is currently being distributed by the vendor and will be installed by the end of 1998. All other proprietary software utilized by the Company is Year 2000 compliant. The financial impact to the Company has not been material to its financial position or results of operations in any given year.

      With regards to the Company's equipment and facilities with embedded computer chips, all have been tested, and most are currently Year 2000 compliant. The remaining equipment will be compliant by the end of 1998. The Company has corresponded with all major third party business partners to ensure their Year 2000 readiness. The Company anticipates all parties will be compliant by the end of 1998. As all of the significant areas affecting the conduct of business are compliant, a contingency plan for worst case scenarios is not deemed necessary.


Risks Associated with Forward-Looking Statements Included in this Form 10-
QSB

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

      None.

Item 5.     Other Information.

      None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) The exhibits listed in the Exhibit Index which appears on sequential page __ are filed herewith.

      (b) The Company did not file a Current Report on Form 8-K to report any events which occurred during the quarter ended September 30, 1998.

Exhibit           Description                         Sequential Page No.


10(a)             Form of Third Amendment to Loan
                  Agreement between Hallmark Finance
                  Corporation and NationsBank of
                  Texas, N.A., dated March 17,1997.

10(b)             Form of Fourth Amendment to Loan
                  Agreement between Hallmark Finance
                  Corporation and NationsBank of
                  Texas, N.A., dated March 17, 1997.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  HALLMARK FINANCIAL SERVICES, INC.
                            (Registrant)


Date: November 12, 1998                   /s/ Ramon D. Phillips
                                          Ramon D. Phillips, President
                                          (Chief Executive Officer)

Date: November 12, 1998                   /s/ John J. DePuma
                                          John J. DePuma, Chief Financial
                                          Officer