Form 10KSB40
period 1998-12-31
HALLMARK FINANCIAL SERVICES INC
filed 1999-03-29
CIK 819913

CONFORMED COPY


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                        Commission file number 0-16090

                       HALLMARK FINANCIAL SERVICES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                      87-0447375
(State or Other Jurisdiction                   (I.R.S. Employer I.D. No.)
 of Incorporation or Organization)

14651 Dallas Parkway, Suite 900                            75240
      Dallas, Texas                                     (Zip Code)
(Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:  (972) 404-1637

Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class            Name of Each Exchange on Which Registered

Common Stock, 3 cents par value  American Stock Exchange Emerging Company
                                 Marketplace

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XX     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  Yes  XX      No

State issuer's revenues for its most recent fiscal year - $16,587,550.

State the aggregate market value of the voting stock held by non-affiliates
- $4,258,823 as of March 19, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, 3 cents par value - 11,048,133 shares outstanding as of March 19, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Risks Associated with Forward-Looking Statements Included in this Form 10-
KSB

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

Item 1. Description of Business.

Introduction

      Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance, as well as claims adjusting and other insurance related services.

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

      AHGA, a managing general agency, holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through independent agents operating under their own names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting, and cash management for unaffiliated managing general agents ("MGAs").

      HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA. Beginning late-June 1997, HFC began offering its own premium finance notes. Prior to June 1997, HFS had a financing and servicing arrangement with an unaffiliated premium finance company.

      HCS provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services to Hallmark and unaffiliated third parties.

      HUI, formed to market and produce commercial excess and surplus lines ("E&S") insurance on behalf of unaffiliated E&S insurers, began operations in late-April 1996. Due to highly competitive market conditions principally as a result of an uncharacteristically strong presence of standard commercial insurers in the Texas marketplace, HUI's operations ceased as of December 31, 1997.

Insurance Group Operations

      Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several acquisitions, most of the companies now referred to as the Insurance Group. HFS manages Hallmark, AHGA, the Hallmark Agencies, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices. AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents and provides premium processing, underwriting, reinsurance accounting, and cash management to unaffiliated third parties. HFC offers premium finance programs for State & County policies marketed by the Hallmark Agencies and independent agents managed by AHGA. HCS provides claims services to Hallmark and unaffiliated third parties.

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

      The Company writes annual, monthly and since mid-1997, six-month
policies.   The Company's core net premium volume was composed of a policy mix of 46% annual, 49% monthly and 5% six-month policies in 1998, and 49% annual, 47% monthly and 4% six-month policies in 1997. The Company's typical customer is unable or unwilling to pay either a half- or full-year's premium in advance, and thus a monthly policy, or an annual or six-month policy subject to financing, suits his/her budgetary needs.

      The Company finances annual and six-month policy premiums produced by AHGA through a premium finance program offered by HFC. During 1998, approximately 92% of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program. During 1997 and 1996, approximately 91% and 90%, respectively, of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program.

      HCS provides claims adjustment and related litigation services to both the Company and unaffiliated MGAs. Hallmark currently assumes a portion of the business produced by these unaffiliated MGAs. Fees are charged either on a per-file basis, as a percentage of earned premiums or, in certain instances, a combination of both methods. When the Company receives notice of a loss, HCS personnel establish a claim file and an estimated loss reserve. HCS's adjusters review, investigate and initiate claim payments, with the Company utilizing a third-party claims service only in unusual circumstances. The Company has an in-house legal staff and thus handles much of its claims-related litigation in-house. Management believes that the Company achieves superior efficiency and cost effectiveness by utilizing its own trained employee-adjusters and in-house litigation staff in most instances.

Underwriting and Other Ratios

      An insurance company's underwriting experience is traditionally measured by the statutory "combined ratio." The combined ratio under statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the "statutory loss ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). The approximate SAP underwriting profit or loss is affected to the extent the combined ratio is less or more than 100%. During 1998, 1997 and 1996, Hallmark experienced statutory loss ratios of 69.0%, 65.9% and 64.1%, respectively. During the same periods, it experienced statutory expense ratios of 38.2 %, 39.2% and 31.9%, respectively, and statutory combined ratios of 107%, 105% and 96%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by generally accepted accounting principles ("GAAP").

      Hallmark's 1998 statutory loss ratio increased in relation to 1997. This increase is principally due to the increased assumption of unaffiliated MGA business by Hallmark during 1998. The overall loss ratio on the assumed business produced by the unaffiliated MGAs is higher than the loss ratio on the core State & County business. The increase in the 1997 calendar year statutory loss ratio compared to 1996 is principally due to changes in incurred but not reported ("IBNR") reserves based, in part, upon a greater-than-anticipated development of 1996 accident-year losses.

      The decrease in the 1998 statutory expense ratio as compared to 1997 is primarily attributable to decreased overhead expenses as a result of cost saving measures initiated by management during 1998 in light of decreased premium volumes of the core State & County business. The increase in the 1998 and 1997 statutory expense ratios in relation to the 1996 statutory expense ratio is primarily attributable to decreased ceding commission income (recorded as an offset to underwriting expenses) along with increased retention of premium taxes and State & County ceding fees under reinsurance treaties effective July 1, 1996. Changes in 1997 IBNR, along with the change in reinsurance agreements which reduced ceding commission income, adversely impacted the 1997 expense ratio.

      Under Texas Department of Insurance ("TDI") guidelines, casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 1998, 1997, and 1996, Hallmark's premium-to-surplus ratios were
2.13 to 1, 2.35 to 1 and 2.21 to 1, respectively. The decrease in the 1998 premium-to-surplus ratio is attributable to the decreased premium volumes of the core State & County business. Hallmark had a slight increase in its 1997 premium-to-surplus ratio due to the combined effect of only an 8% increase in net premiums written and a 2% increase in 1997 surplus over the previous year. Hallmark's 1997 surplus increased (despite a statutory net loss) primarily due to a reduction in a 1996 charge to surplus permitted by TDI for 1997.

Reinsurance Arrangements

      Hallmark shares its claims risk with non-affiliated insurance companies. Commencing March 1, 1992, Hallmark and AHGA entered into a reinsurance arrangement with State & County. Effective July 1, 1996, this arrangement was supplemented by separate risk-sharing agreements between Hallmark and three unaffiliated companies, all of which are rated A- or better by A.M. Best: Kemper Reinsurance Company ("Kemper"), Dorinco Reinsurance Company ("Dorinco"), and Odyssey Reinsurance Corporation ("Odyssey"). Effective July 1, 1997, the treaty was renewed with Kemper and Dorinco under substantially the same terms and conditions. Between March 1, 1992 and July 1, 1996, Hallmark's principal quota-share reinsurance was with Vesta Fire Insurance Corporation ("Vesta"), an unaffiliated company with an A.M. Best rating of A.

      Under the Company's arrangement with State & County, AHGA is a managing general agent appointed by State & County to issue State & County policies, as well as to appoint producing agents to sell these policies. AHGA issues State & County policies in accordance with Hallmark's underwriting standards and pursuant to rates approved by State & County. Although State & County is required to file periodic rate adjustments with the state, TDI approval is not required.

      As compensation for acting as managing general agent, AHGA receives commissions equal to a percentage of premiums written. It uses the majority of these commissions to compensate its producing agents for selling State & County policies. State & County receives ceding fees from Hallmark on the State & County policies AHGA produces equal to a percentage of premiums written assumed by Hallmark. The fee rate decreases as the annual volume of premiums written exceeds specified levels. As permitted by law, AHGA charges policy origination fees on behalf of Hallmark in addition to premiums.

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

      Under the 1996 and 1997 reinsurance agreements between Hallmark and the reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy origination fees (rather than ceding 75% of the policy origination fees as under the Vesta treaty), pays premium taxes and ceding fees on 100% of the business produced (rather than premium taxes and front fees on only its retained business under the Vesta treaty), and receives a 30% provisional commission on the portion of the business ceded (rather than a guaranteed 30% ceding commission under the Vesta treaty). Policy origination fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the 1996 and 1997 treaties is adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Under the 1996 and 1997 reinsurance agreements, Hallmark can earn maximum commissions of 33.5% and 34.5%, respectively, and, prior to July 1998, was guaranteed minimum commissions of 26% and 23%, respectively, regardless of loss experience. Effective July 1, 1998, the 1996 and 1997 reinsurance agreements were amended to lower the maximum commissions on both to 33.5% and increase the guaranteed minimum commissions to 28% and 25%, respectively. Effective January 1, 1999, the reinsurance treaties have been amended whereby Hallmark retains 100% of policy fees and the guaranteed minimum commissions have been increased to 29% and 26%, respectively.

Marketing

      Customers for non-standard automobile insurance typically fall into two groups. The first are drivers who have had standard auto insurance but no longer qualify due to reasons such as driving record, claims history, residency status or deterioration in credit history. The second group are drivers who live in areas of Texas in which standard-rate insurers do not write insurance, do not meet credit guidelines, or are declined coverage because of the standard-rate insurers' limits on the amount of coverage they write for new customers. Although these drivers may qualify for the lower standard rates, they cannot obtain standard coverage.

      As managing general agent, AHGA manages the marketing of the Company's non-standard automobile insurance program through a retail network of affiliated and independent agencies. At December 31, 1998, there were seven affiliated offices operating under the American Hallmark Agencies name in Amarillo, Corpus Christi, Lubbock and the Dallas metropolitan area. During 1998, the Company restructured the American Hallmark Agencies in order to concentrate management and advertising resources in certain geographic areas. The restructure included, among other things, closure of seven existing offices and limited expansion in two selected areas. In addition, the Company is represented by more than 600 independent agents with offices located throughout the State of Texas.

       The Hallmark Agencies' business is developed primarily through advertising in regional and local publications, direct-mail, telephone solicitation and referrals from standard agents and existing customers. In addition, field marketing representatives promote the Company's insurance programs to prospective independent agents and service existing agents. Both the Hallmark Agencies and the independent agents represent other insurers and sell other insurance products in addition to Hallmark policies. The Company's appointed independent agents are located throughout Texas in major cities, as well as suburban and some rural areas, with an emphasis in the central and southern regions of Texas.

Competition

      Information available from industry sources indicates that the private passenger automobile insurance market in Texas is approximately $8.2 billion in annual premium volume. Annual premium volume of the non-standard automobile policies written in Texas exceeded $2.4 billion,
according to 1997 data.   The Company s gross premiums written were
approximately $32 million in 1998, $40 million in 1997 and $43 million in 1996. The Texas non-standard automobile insurance market has become increasingly competitive in recent years as evidenced by a significant number of new companies in the market place, introduction of new programs by existing competitors and more competitive pricing of new and existing programs. This has been caused predominately by excess capital and surplus
in major insurance and reinsurance companies.   To compete in this
environment, the Company attempts to promptly set rates that are directed toward the lower-risk segment of the non-standard auto market, to continually improve its underwriting criteria and to provide superior service to its agents and insureds.

Insurance Regulation

      The operations of Hallmark, AHGA and HFC are regulated by TDI. HFC is also subject to further regulation under the Texas Credit Code.
Hallmark is required to file quarterly and annual statements of its financial condition with TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, premium-to-surplus ratio, loss reserves, deposits and investments, is subject to review by TDI. Since Hallmark does not write its insurance directly, but rather writes through a county mutual, its premium rates and underwriting guidelines are not subject to the same degree of regulation imposed on standard insurance companies. However, State & County must file rate changes with TDI. AHGA and the producing agents who staff the Hallmark Agencies offices are also subject to TDI's licensing requirements. In addition, HFC is subject to licensing, financial reporting and certain financial requirements required by TDI. Interest rates, note forms and disclosures, among other things used by HFC, are regulated by the Office of Consumer Credit Commissioner.

      TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the State of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers.
The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. There were no assessments during 1998 and 1997, and thus Hallmark made no payments to the fund during those years.

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

      On May 13, 1996, TDI issued its formal report on the results of TDI's regular, triennial examination of Hallmark's books and records as of September 30, 1995. The report indicated that no significant items or discrepancies were noted during the examination. During late-April 1999, TDI is scheduled to begin its triennial examination of Hallmark as of December 31, 1998. The Company anticipates that a formal report will be issued by TDI during the fall of 1999.

      Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. TDI adopted the Model Act during 1998. Hallmark s 1998 adjusted capital under the RBC calculation exceeds the minimum TDI requirement by 46%.

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

      The Company seeks to continually improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments, and other information within a legal and regulatory environment which affects development of ultimate liabilities. Beginning mid-1995, the Company implemented significant changes and enhancements in its claims operations. These changes have resulted in, among other things, (1) faster payment of claims, (2) increased conservatism in case reserving procedures to more promptly reflect estimated, ultimate claim-settlements and LAE costs, and (3) more aggressive claims handling resulting in a significantly lower average liability claim payments. The 1998 accident-year continues to be favorably affected by these changes. During late-1997 and 1998, the Company significantly accelerated its use of voluntary mediations (prior to court-ordered mediations) and began to more aggressively participate in "settlement weeks" sponsored by the courts in various counties throughout the state. These actions have increased the timeliness with which litigation claims settle and favorably impacted ultimate settlements.

      Changes in loss development patterns and claim payments can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses. Future changes in estimates of claim costs may adversely affect future period operating results; however, such effects cannot be reasonably estimated currently.

Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 1998 and 1997 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet.

                                           1998                 1997
                                             (Thousands of dollars)
Reserve for unpaid losses and          $   4,668             $   5,096
    LAE, net of reinsurance
    recoverables, at beginning
    of year

Provision for losses and LAE               8,130                 7,568
    for claims occurring in the
    current period

Increase in reserve for unpaid               317                   738
    losses and LAE for claims
    occurring in prior periods

Payments for losses and LAE,
net of reinsurance:

   Current period                         (5,209)               (4,408)
   Prior periods                          (3,326)               (4,326)

                                          (8,535)               (8,734)


Reserve for unpaid losses and          $   4,580             $   4,668
    LAE, net of reinsurance
    recoverables, at end of year

Reinsurance recoverables on               11,435                13,064
    unpaid losses and LAE,
    at end of year

Reserve for unpaid losses and           $ 16,015              $ 17,732
    LAE, gross of reinsurance
    recoverables on unpaid losses,
    at end of year

    SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 1998 and 1997 are summarized below:

                                              1998               1997
                                              (Thousands of Dollars)
  Reserve for unpaid losses and             $  4,409           $  4,689
    LAE on a SAP basis (net of
    reinsurance recoverables on
    unpaid losses)

  Add estimated future ULAE reserve              171                172
    for which HCS is contractually
    liable

  Deduct estimated salvage and                   -                 (193)
    subrogation recoveries reported
    on a cash basis for SAP purposes
    and on an accrual basis for GAAP
    purposes

  Reserve for unpaid losses and             $  4,580           $  4,668
    LAE on GAAP basis (net of
    reinsurance recoverables on
    unpaid losses)

Beginning in 1998, Hallmark recorded anticipated salvage and subrogation for statutory purposes in conformity with policies prescribed by the NAIC Accounting Practices and Procedures Manual.


Analysis of Loss and LAE Reserve Development

      The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1988 through 1998. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

                    ANALYSIS OF LOSS AND LAE DEVELOPMENT
                           (Thousands of dollars)
  Year
  Ended
December 31  '88  '89  '90  '91  '92   '93   '94   '95   '96   '97    98

A. Reserve
   for Unpaid
   Losses &
   LAE, Net
   of Rein-
   surance
   Recover-
   ables    2365  3039 2968 3353 4374  4321  4297  5923  5096  4668  4580

B. Net
   Reserve
   Re-esti-
   mated as
   of:
   One year
   later    4264  3186 3126 2815 3423  4626  5175  5910  6227  4985
   Two
   years
   later    4486  3353 3001 2885 3285  4499  5076  6086  6162
   Three
   years
   later    4556  3374 3090 2813 3147  4288  5029  6050
   Four
   years
   later    4606  3408 3052 2700 3095  4251  5034
   Five
   years
   later    4595  3384 2988 2699 3067  4238
   Six
   years
   later    4593  3363 2994 2685 3065
   Seven
   years
   later    4585  3359 2987 2686
   Eight
   years
   later    4582  3359 2990
   Nine
   years
   later    4582  3359
   Ten
   years
   later    4582

C. Net
   Cumula-
   tive
   Redun-
   dancy
   (Defi-
   ciency)(2217) (320)  (22)   667   1309    83  (737)  (127) (1066)(317)

D. Cumula-
   tive
   Amount
   of
   Claims
   Paid, Net
   of
   Reserve
   Recoveries,
   Through:
   One
   year
   later   3490  1991  2100  1958  2109  3028  3313  3783  4326  3326
   Two
   years
   later   4155  2994  2760  2472  2768  3883  4442  5447  5528
   Three
   years
   later   4457  3285  2956  2654  2956  4147  4861  5856
   Four
   years
   later   4569  3363  2990  2668  3027  4207  4975
   Five
   years
   later   4587  3369  2983  2669  3054  4218
   Six
   years
   later   4590  3361  2981  2685  3056
   Seven
   years
   later   4583  3359  2987  2686
   Eight
   years
   later   4582  3359  2990
   Nine
   years
   later   4582  3359
   Ten
   years
   later   4582

Net Reserve - December 31                                 $ 4,668   $ 4,580

Reinsurance Recoverables                                   13,064    11,435
Gross Reserve - December 31                               $17,732   $16,015
Net Re-estimated Reserve                                    4,985
Re-estimated Reinsurance Recoverable                       13,284
Gross Re-estimated Reserve                                $18,269
Gross Cumulative Deficiency                               $ ( 537)

Investment Policy

Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity. Maturities, bond calls and prepayments of mortgage-backed securities totaling $1,497,432 represents the securities liquidated in 1998. In addition, as part of the Company's overall investment strategy, the Company utilizes an integrated cash management system to maximize investment earnings on all available cash. During 1998, the Company's investment income totaled $778,932 compared to $788,155 for 1997.

Employees

On December 31, 1998, the Company employed 123 people on a full-time basis. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be good.

Item 2. Description of Property.

      The Company's corporate headquarters are located at 14651 Dallas Parkway, Suite 900, Dallas, Texas. This suite also houses Hallmark's operations, AHGA's administrative staff, HFC and HCS's operations, and the Company's computer center. The suite is located in a high-rise office building and contains approximately 23,641 square feet of space. Effective January 1, 1995, the Company renegotiated its lease for a period of 71 months to expire November 30, 2000. The rent is currently $27,858 per month, and will increase 3% to 4% annually to a maximum of $28,307 per month. The Hallmark Agencies' offices are located in six Texas cities, including Corpus Christi, Amarillo, Lubbock and the Dallas metropolitan area. These offices are located in office buildings, shopping centers, store fronts and similar commercial structures in low and middle income
neighborhoods.  They contain an average of 900 square feet.   All are
leased, some on a month-to-month basis and others for remaining terms ranging up to 36 months. The type of space the Hallmark Agencies occupy is generally available at moderate rentals. The Company does not consider the location of any particular agency office to be material to its insurance marketing operations.

Item 3.  Legal Proceedings.

      Except for routine litigation incidental to the business of the Company and as described in Note 12 of the Notes to Consolidated Financial Statements, neither the Company nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of 1998, the Company did not submit any matter to a vote of its security holders.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock has traded on the American Stock
Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 1997.

Period                           High Sale              Low Sale

1997

First Quarter                     $ .94                   $ .63
Second Quarter                      .88                     .56
Third Quarter                       .94                     .56
Fourth Quarter                     1.50                     .75


1998

First Quarter                     $1.44                   $1.00
Second Quarter                     1.38                     .94
Third Quarter                      1.13                     .56
Fourth Quarter                      .81                     .38


1999

First Quarter                     $ .69                   $ .19
(through March 19)

      On March 19, 1999 there were 172 record holders of the Company's Common Stock.

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


      Net cash flow utilized by the Company's consolidated operations for the year ended December 31, 1998 was approximately $1.5 million while net cash flow provided by the Company's consolidated operations for the year ended December 31, 1997 was approximately $3.1 million. Under existing reinsurance treaties with Dorinco and Kemper, the first annual settlement of the ceding commission adjustment (as discussed in Item 1- Description of Business - Reinsurance Arrangements) between Hallmark and the reinsurers occurred during the third quarter of 1998 whereby Hallmark remitted approximately $1.8 million to the reinsurers in return ceding commission. Net cash flow was further adversely impacted by decreased premium volumes which, in turn, decreased net unearned premium reserve, reinsurance recoverable, and reinsurance balances payable.

      Net cash provided by investing activities for 1998 was approximately $3.5 million as compared to net cash utilized by investing activities for 1997 of $9.8 million. The significant increase in 1998 investing cash flow is due principally to its premium finance activities. Due to decreased annual policy premium volume during 1998, HFC received more funds in premium finance payments than it originated in premium finance notes. Additional funds were provided by the collection of a note receivable from Peregrine Premium Finance L.C. ("Peregrine"), an unaffiliated premium finance company, which was originated in connection with the termination of the Company s premium finance program with Peregrine in 1997.

      Net cash used by financing activities for 1998 was approximately $1.0 million as compared to net cash provided by financing activities for 1997 of $7.8 million. During 1997, the Company received loan proceeds of $7.0 million from Dorinco and a $1.0 million advance under its bank credit line. In 1998, the Company repaid the bank credit line in full.

      On a consolidated basis, the Company's liquidity remained steady as of December 31, 1998 as compared to December 31, 1997. The Company's total cash, cash equivalents and investments at December 31, 1998 and 1997 were $14,629,134 and $13,903,465, respectively, excluding restricted cash of $1,768,927 and $1,340,937, respectively.

      A substantial portion of the Company's 1998 liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $14,629,134 at December 31, 1998, $2,791,757 (as compared to $1,523,452 in 1997) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to HFS are also restricted and, in certain instances, subject to TDI approval. Based on surplus at December 31, 1998, Hallmark could pay a dividend of up to $539,953 to HFS during 1999 without TDI approval. In addition, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and other affiliates. Accordingly, management fees of $610,000 were paid or accrued in 1998, and management fees of $820,000 were paid or accrued in 1997. Management anticipates that Hallmark will continue to pay management fees periodically during 1999, and this should continue to be a moderate source of unrestricted liquidity. While the Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend, management is re-examining its current dividend policy.

      Commissions from the Company s annual policy program for independent agents represent a source of unrestricted liquidity. Under this program, AHGA offers independent agents the ability to write annual policies and, since mid-1997, six-month policies, but commissions to most independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $11.0 million in 1998 compared to $15.0 million in 1997. During 1998, AHGA received $2.5 million in commissions related to this annual policy program from Hallmark, of which $0.5 million will be paid to independent agents during 1999 as earned.

      Ceding commission income represents a significant source of funds to the Company. Ceding commission income for 1998 decreased approximately $1.8 million (representing a 25% decrease) as compared to 1997. This decrease is attributable to the decreased premium volume of the core State & County business. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income decreased to approximately $1.4 million at December 31, 1998, from $2.3 million at December 31, 1997. The reduction in deferred ceding commission income is principally due to the decrease in the Company's core State & County premium volume. Deferred policy acquisition costs as of December 31, 1998 decreased in relation to the prior year. This decrease is also primarily attributable to the decrease in the Company's core State & County premium volume.

      Prepaid reinsurance premiums, unpaid losses and LAE and reinsurance recoverable generally decreased as expected in relation to decreased premium writings. (See Notes 3 and 4 to the Consolidated Financial Statements.)

      At December 31, 1998, the Company reported approximately $7.1 million in notes payable as compared to $8.2 million at December 31, 1997. During the fourth quarter of 1998, the Company repaid the outstanding balance on the bank credit line (used to fund premium finance notes of HFC) and amended the agreement to reduce the maximum amount available to $1.0 million and to extend the expiration date until February 15, 1999. The bank credit line has not been renewed. Assuming a modest growth in premium volumes, the Company intends to fund its premium finance notes with internally generated funds during 1999. According to the Dorinco loan agreement, principal payments on the Dorinco loan were to commence on March

31, 1999. In March 1999, the loan agreement has been amended whereby the commencement of principal payments has been delayed until September 30, 1999.

      Accrued litigation costs reported in 1997 reflect management's estimate of loss contingencies related to a lawsuit currently being appealed. (See Note 12 to the Consolidated Financial Statements.)

      At December 31, 1998, Hallmark reported statutory capital and surplus of approximately $5.4 million, which reflects an increase of $.1 million over the $5.3 million reported at December 31, 1997. Although Hallmark reported a statutory net loss of $19,777 for 1998, surplus did not decrease accordingly. During 1998, Hallmark recorded anticipated salvage and subrogation for accident years 1997 and 1998. In accordance with the statutory accounting guidelines, this change has been recorded as a change in accounting principle. The cumulative effect on prior years was reported as an increase of $83,000 to surplus, and the change in the reserve calculated for the current year was included in net income in 1998. At December 31, 1998, Hallmark showed a premium-to-surplus ratio of 2.13 to 1, as compared to 2.35 to 1 for the year ended December 31, 1997.

      Certain provisions of the 1996 and 1997 reinsurance treaties could impact the Company s future liquidity. Under the agreements between Hallmark and its reinsurers, Hallmark retains 62.5% and cedes only 37.5% of the policy fees, pays premium taxes and front fees on 100% of the business produced, and receives a 30% provisional commission on the portion of the business ceded. Policy fees are up-front, fully earned fees that the Company is permitted by law to charge in addition to premiums to cover and defray certain costs associated with producing policies. Terms of the 1996 agreements include that the provisional commission paid under the new treaties will be adjusted annually over a three-year rating period on a sliding scale based on annual loss ratios. Under the 1996 and 1997 treaties, Hallmark can earn maximum commissions of 33.5% and 34.5%, respectively, based on loss experience, and is guaranteed minimum commissions of 26% and 23%, respectively, regardless of loss experience. Under the July 1, 1997 renewal with Dorinco and Kemper, the first annual settlement was extended to two years. During 1998, Hallmark paid an aggregate of approximately $1.8 million to Dorinco and Kemper in connection with the first adjustment of the provisional commisions. Effective July 1, 1998, the 1996 and 1997 reinsurance agreements were amended to lower the maximum commissions to 33.5% and increase the guaranteed minimum commissions to 28% and 25%, respectively. Effective January 1, 1999, the reinsurance treaties have been amended whereby Hallmark retains 100% of policy fees and the guaranteed minimum commissions have been increased to 29% and 26%, respectively.

      Changing market conditions in the non-standard industry adversely impacted premium volumes during 1997 and 1998. Management has taken steps to stimulate volumes and more closely correlate expenses with premium volumes. Although volumes trended downward beginning in April 1998, an upward trend began in December 1998 and has continued into 1999. However, market conditions remain volatile and a reversal in the most recent upward volume trend could negatively impact liquidity. The Company s liquidity remained steady during 1998 despite a soft market. Management expects that 1999 liquidity generated from its current core State & County business and third party service contract income will, at a minimum, remain constant with 1998.

      The Company continues to pursue third party claims handling and administrative contracts. The Company also continues to provide its program administration and claims handling services under a contract effective January 1, 1997 with an unaffiliated MGA. Under this three-year contract, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, and claims handling. Hallmark is assuming a 20% pro-rata share of the business produced under this unaffiliated MGA's program with the remaining 80% of the business being assumed by Hallmark s principal reinsurers, Dorinco and Kemper. Additionally, two agreements with other unaffiliated MGAs began April 1, 1998 and September 1, 1998, respectively, with the Company providing not only program administration and claims handling, but also underwriting and policy processing. Hallmark assumes, respectively, 25% and 15% pro-rata share in the business produced, with Hallmark s principal reinsurers
assuming the remainder.   The  premium volume ceded from these three
programs is considered a part of Hallmark s premium volume commitment to Dorinco.

      Management believes that, although current capital would be sufficient to maintain the present level of operations during 1999, additional funding will be required to achieve future growth of the Company s business. The Company has previously announced the signing of a letter of intent with Onyx Insurance Group, Inc. ("Onyx"), a diversified insurance and financial services company, pursuant to which Onyx is expected to acquire a majority stake in HFS in return for an approximately $8 million equity investment. If the transaction is consummated, management expects the capital provided by Onyx to be utilized primarily to implement growth strategies which may include increasing the exposure of the Company s existing product lines in Texas, adding new product lines and/or expanding operations outside of Texas. However, the completion of the proposed transaction is subject to the execution of definitive agreements, shareholder and regulatory approval and other customary conditions. Therefore, there can be no assurance that such additional capital will be available to the Company or that such growth plans will be effected.

Results of Operations

      Gross premiums written (prior to reinsurance) of approximately $32.5 million for the year ended December 31, 1998 were $8.0 million lower than gross premiums written of $40.5 million in 1997, representing a decrease of approximately 20%. The decrease in gross premiums written during 1998 was primarily due to changing market conditions in the Texas non-standard industry (as discussed in Item 1 - Description of Business - Competition)
which adversely impacted premium volumes.   Net premiums written (after
reinsurance) decreased only 7% during 1998 as compared to 1997 due to assumption of business written by third party unaffiliated managing general agencies which helped to lessen the impact on net premiums written (after reinsurance), since only the Company's core State & County business is ceded to reinsurers.

      Premiums earned (prior to reinsurance) of $36.3 million decreased approximately 10% during 1998 as compared to 1997, and net premiums earned (after reinsurance) increased slightly. The disparate change in premiums earned prior to and after reinsurance is due to the assumption of premiums produced by the third party unaffiliated MGAs which are fully retained by the Company, and thus have a greater impact on net premiums earned. The overall decrease in premiums earned (prior to reinsurance) is due to the decrease in the core State & County premium volume.

      Incurred loss ratios (computed on premiums earned both prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 1998, were approximately 70% and 67%, respectively, as compared to 70% prior to and 63% after reinsurance for 1997. During 1998, Hallmark increased its assumption of unaffiliated MGA business by adding two additional contracts, one effective April 1998 and the other effective September 1998. The overall loss ratio on the assumed business produced by the unaffiliated MGAs is higher than the loss ratio on the core State & County business and, since this business is fully retained by Hallmark, has a greater impact on the net loss ratio.

      Finance charges, which increased 95% during 1998, represent interest earned on premium notes issued by HFC. Prior to June 1997, HFC only directly financed premium notes for the Company s excess and surplus line subsidiary (the operations of which were discontinued as of December 31, 1997). Beginning late-June 1997, HFC began financing premiums for Hallmark which has resulted in increased finance interest income during 1998.

      Interest income - note receivable represents interest received from Peregrine on funds loaned to Peregrine to extinguish its premium finance bank debt. This note receivable was paid in full during the second quarter of 1998. Interest expense on the Dorinco loan and the bank credit line accounts for the increase in interest expense during 1998.

      Processing and service fees, which increased 23% during 1998, primarily represent income earned on third party processing and servicing
contracts.   Processing and service fees for 1997 primarily represent
income earned by HFC pursuant to its financing and servicing arrangement with Peregrine. This arrangement was terminated in June 1997 as HFC began issuing its own premium finance notes. As expected, these fees have significantly decreased during 1998 as the premium notes of Peregrine were paid in full during the second quarter of 1998, and thus no processing fees have been received from Peregrine since that time. However, service fees in 1998 increased 177% over 1997 primarily as a result of the Company's contracts with unaffiliated MGAs.

      Other acquisition and underwriting expenses decreased approximately 19% as compared to the prior year. The decrease in other acquisition and underwriting expenses is primarily due to decreases in salaries and related benefit expenses, agent commission expense, front fees and premium taxes due to lower premium volume, and management resources spent on non-insurance operations. Management resources have been used to develop third party processing and program administration business and are reallocated to operating expenses (as discussed in the following paragraph). The decrease in these expenses is partially offset by decreased ceding commission income related to decreased core State & County premium volume and increases in commission expense related to assumption of business written by third party MGAs.

      Operating expenses include non-insurance operations expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees, which, collectively, increased 51%. Operating expenses increased 51% in relation to the prior year. The majority of this increase in operating expenses is attributable to the deployment of management and staff resources devoted to the development, administration and/or processing of third party contracts.

      Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. Acquisition costs, net increased during 1998 compared to 1997 primarily due to both lower acquisition costs and a lower deferral rate during 1998 than in 1997 principally as a result of lower State & County core premium volumes. This is partially offset by lower ceding commission income in 1998 than in 1997.

      As of December 31, 1997, the Company accrued $315,000 of restructuring costs related to the closure of seven of its thirteen agency offices as well as the ceasing of the operations of HUI as of December 31, 1997. During 1998 the Company restructured the American Hallmark Agencies by closing seven of its offices and opening two new offices in early 1998 (one of which was subsequently closed in late 1998 while the other was closed in early 1999). The reserve, among other things, was established to absorb ongoing obligations of closed agency locations. During 1998 these offices were transferred to an independent agent who assumed the ongoing obligations. The excess of the restructuring reserve over the costs actually incurred was recorded as a reduction of expenses in 1998.

Year 2000 Compliance

      General. The Year 2000 problem concerns the inability of some computerized systems to properly recognize and process date-sensitive information on and after January 1, 2000, due to the use of only the last two digits to identify a year. During 1998, the Company implemented a Year 2000 compliance program to assess and remedy Year 2000 issues affecting the Company. As a result, the Company presently expects that all of its material systems and equipment will be ready for the Year 2000 transition.

      State of Readiness. The Company s primary information technology systems may be classified in the following categories:

      Insurance Systems: These systems consist of mainframe hardware and the Company s proprietary software programs that support its day-to-day insurance operations (including policy issuance, premiums collection and claims handling) and periodic batch processing and regulatory reporting.

      Premium Finance Systems: These systems consist of personal computer software programs from a third-party vendor which support HFC's premium finance activities.

      Investment Portfolio Systems: These systems consist of personal computer software programs from a third-party vendor which support the tracking and management of the Company's investment portfolio.

      General Ledger Systems: These systems consist of personal computer software programs from a third-party vendor which support the Company's accounting and management information functions.

      All of the Company's insurance systems have been modified to be Year 2000 compliant. Year 2000 modifications and additional enhancements to the programs supporting day-to-day insurance operations have been written, tested and demonstrated to be fully operational. Modifications to the programs supporting periodic batch processing and regulatory reporting have been written and are being implemented and tested as such applications are required in the course of the Company s business. The Company presently expects that all such periodic batch processing and regulatory reporting programs will be fully tested and operational by the end of the third quarter of 1999.

      The Company s premium finance systems and investment portfolio systems have been certified by the vendors to be Year 2000 compliant and are fully implemented. The vendor of the general ledger systems has delivered upgraded software which is Year 2000 compliant. The Company expects to install this new software and convert its existing data to the upgraded general ledger systems during the second quarter of 1999.

      In addition, the Company has tested all material equipment and facilities known to contain embedded computer chips and believes them to be Year 2000 compliant. The Company has also corresponded with all of its major reinsurers to assure their Year 2000 readiness.

      Costs to Address Year 2000 Issues. The Company is executing its Year 2000 program primarily with existing internal resources. The principal costs associated with these internal resources are payroll and benefits of employees engaged in Year 2000 projects as a part of their normal duties. The Company does not separately track these internal costs attributable to its Year 2000 program.

      The Company has also incurred costs for outside consultants and systems upgrades in connection with its Year 2000 program. As a result of Year 2000 issues, the Company elected to upgrade its premium finance systems and general ledger systems during 1998 and 1999, respectively. No other significant projects have been accelerated or deferred due to Year 2000 issues. The costs of these consultants and upgrades have not been, and are not expected to be in the future, material to the results of operations or financial condition of the Company. All costs of Year 2000 compliance have been recorded as an expense in the period incurred.

      Risks and Contingency Plans. The Company believes that its most critical information technology systems are presently Year 2000 compliant and expects the remainder of its Year 2000 program to be completed as scheduled. Therefore, any adverse consequences from Year 2000 issues will result from presently unforeseen circumstances. As a result, the Company has not made an assessment of worst case Year 2000 scenarios or developed any contingency plans.

      Although the Company believes that it is adequately addressing the Year 2000 issue, there can be no assurance that Year 2000 problems will not have a material adverse affect on its business, financial condition or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 failures could have a material adverse affect on the Company.

Item 7.  Financial Statements.

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.

         Description                                       Page Number

Report of Independent Accountants                               F-2

Consolidated Balance Sheets at
  December 31, 1998 and 1997                                    F-3

Consolidated Statements of
  Operations for the Years Ended
  December 31, 1998 and 1997                                    F-4

Consolidated Statements of
  Stockholders' Equity for the Years
  Ended December 31, 1998 and 1997                              F-5

Consolidated Statements of Cash Flows
  for the Years Ended
  December 31, 1998 and 1997                                    F-6

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

      (b) Reports on Form 8-K. The Company did not file any Form 8-K Current Reports during the fourth quarter of 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HALLMARK FINANCIAL SERVICES, INC.
                                (Registrant)


Date:  March 29, 1999     /s/ Ramon D. Phillips
                          Ramon D. Phillips, President (Chief Executive
                          Officer)

Date:  March 29, 1999     /s/ Johnny J. DePuma
                          Johnny J. DePuma, Vice President
                          (Chief Financial Officer/Principal Accounting
                           Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1999      /s/ Ramon D. Phillips
                           Ramon D. Phillips, Director

Date:  March 29, 1999      /s/ Linda H. Sleeper
                           Linda H. Sleeper, Director

Date:  March 29, 1999      /s/ Raymond A. Kilgore
                           Raymond A. Kilgore, Director

Date:  March 29, 1999      /s/ Jack R. Daugherty
                           Jack R. Daugherty, Director

Date:  March 29, 1999      /s/ Kenneth H. Jones, Jr.
                           Kenneth H. Jones, Jr., Director

Date:  March 29, 1999      /s/ Samuel W. Rizzo
                           Samuel W. Rizzo, Director

Date:  March 29, 1999      /s/ A. R. Dike
                           A. R. Dike, Director

Date:  March 29, 1999      /s/ James H. Graves
                           James H. Graves, Director

Date:  March 29, 1999      /s/ C. Jeffrey Rogers
                           C. Jeffrey Rogers, Director

Date:  March 29, 1999      /s/ George R. Manser
                           George R. Manser, Director

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

10(i) Addendum No. 2 to the Quota Share Retrocession Agreement, effective March 1, 1993, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1993).

10(j) Addendum No. 3 to the Quota Share Retrocession Agreement, effective August 1, 1993, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1993).

10(k) Administrative Services and Consulting Agreement, dated December 23,
      1993, between American Southwest Insurance Managers, Inc., Liberty National Fire Insurance Company, Hallmark Financial Services, Inc., Brokers General, Inc. and Citizens Adjustment and Reporting Service, Inc. (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1993).

10(l) Form of Executive Compensation Agreement representing respective agreements dated August 23, 1994, between registrant and Ramon D. Phillips, Raymond A. Kilgore, Linda H. Sleeper, and Johnny J. DePuma (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1994).

10(m) Addendum No. 1 to the 100% Quota Share Reinsurance Agreement, as restated between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective November 22, 1994 (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10(n) Second, Third, Fourth and Fifth Amendments to Office Lease for
      14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(t) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1995).

10(o) Form of Shareholders Agreement dated January 1, 1996, between
      American Hallmark General Agency, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(u) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(p) Form of Facilities & Services Agreement dated January 1, 1996, between American Hallmark General Agency, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(v) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(q) Form of Indemnification Agreement dated January 1, 1996, between
      American Hallmark General Agency, Inc., Hallmark Financial Services, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(w) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(r) Form of Shareholders Agreement dated January 3, 1996, between American Hallmark General Agency, Inc., Robert D.
      Campbell, Richard Mason, Sr. and Hallmark Underwriters, Inc. (incorporated by reference to Exhibit 10(x) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1995).

10(s) Form of Facilities and Services Agreement dated January 3 1996, between American Hallmark General Agency, Inc., Robert D. Campbell, Richard Mason, Sr. and Hallmark Underwriter, Inc. (incorporated by reference to Exhibit 10(y) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(t) Form of Indemnification Agreement dated January 3, 1996, between
      American Hallmark General Agency, Inc., Hallmark Financial Services, Inc., Robert D. Campbell, Richard Mason, Sr. and Hallmark Underwriters, Inc. (incorporated by reference to Exhibit 10(z) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10(u) Form of 100% Quota Share Reinsurance Agreement between State &
      County Mutual Fire Insurance Company and American Hallmark
      Insurance Company of Texas effective July 1, 1996 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(v) Form of Quota Share Retrocession Agreement between American
      Hallmark Insurance Company of Texas and the Reinsurer
      (specifically identified as follows: Dorinco, Kemper and Skandia), effective July 1, 1996 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(w) Guaranty Agreement effective July 1, 1996 provided by Dorinco
      Reinsurance Company in favor of State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(x) Guaranty Agreement effective July 1, 1996 provided by Kemper
      Reinsurance Company in favor of State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(y) Guaranty Agreement effective July 1, 1996 provided by Skandia
      America Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(z) Form of Guaranty of Performance and Hold Harmless Agreement effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco America Reinsurance Corporation (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(aa) Form of Guaranty of Performance and Hold Harmless Agreement effective July 1, 1996 between Hallmark Financial Services, Inc. and Kemper Reinsurance Company (incorporated by reference to Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ab) Form of Guaranty of Performance and Hold Harmless Agreement effective July 1, 1996 between Hallmark Financial Services, Inc. and Skandia America Reinsurance Corporation (incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ac)  Form of Addendum No. 4 - Termination to Quota Share
      Retrocession Agreement between American Hallmark Insurance
      Company of Texas and Vesta Fire Insurance Company (incorporated by reference to Exhibit 10(I) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ad)  Form of Addendum No. 3 - Termination to 100% Quota Share
      Reinsurance Agreement between American Hallmark Insurance Company and State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(j) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10(ae)  Automobile Physical Damage Catastrophe Excess of Loss Reinsurance
      Agreement effective July 1, 1996 between American Hallmark Insurance Company of Texas and Kemper Reinsurance Company (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter and ended September 30, 1996).

10(af)  Form of 100% Quota Share Reinsurance Agreement, effective January
      1, 1997, between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(am) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(ag) Form of General Agency Agreement, effective January 1, 1997, between Dorinco Reinsurance Company, State & County Mutual Fire Insurance Company and Vaughn General Agency, Inc. (incorporated by reference to Exhibit 10(an) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(ah)  Form of Administrative Services Agreement between State &
      County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(ao) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(ai)  Form of Loan Agreement dated March 11, 1997, between Hallmark
      Financial Services, Inc. and Dorinco Reinsurance Company
      (incorporated by reference to Exhibit 10(ap) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1996).

10(aj)  Form of Promissory Note dated March 11, 1997, with Hallmark
      Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee (incorporated by reference to Exhibit 10(aq) to the registrants Annual Report on Form 10-KSB for the year ended December 31, 1996).

10(ak) Stock Pledge and Security Agreement dated March 11, 1997, between ACO Holdings, Inc. and Dorinco Reinsurance Company
      (incorporated by reference to Exhibit 10(ar) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1996).

10(al) Form of Loan Agreement between Hallmark Finance Corporation and NationsBank of Texas, N.A., dated March 17, 1997 (incorporated by reference to Exhibit 10(as) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

10(am) Form of Promissory Note, dated March 17, 1997, with NationsBank of Texas, N.A. as Bank and Hallmark Finance Corporation as Borrower (incorporated by reference to Exhibit 10(at) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1996).

10(an)  Form of Security Agreement dated March 17, 1997, between
      NationsBank of Texas, N.A. and Hallmark Finance Corporation
      (incorporated by reference to Exhibit 10(au) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1996).

10(ao)  Form of Endorsement No. 1, effective July 1, 1996, to the 100%
      Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1, 1996 (incorporated by reference to
      Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(ap) Form of Endorsement No 1, effective July 1, 1997, to the Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and Skandia America Reinsurance Corporation, effective July 1, 1996 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(aq)  Form of Endorsement No. 1, effective July 1, 1997, to the Guaranty
      Agreement provided by Skandia America Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(ar)  Form of Endorsement No. 1, effective July 1, 1997, to the Guaranty
      Agreement provided by Dorinco Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(as) Form of Endorsement No. 1 - Termination, effective January 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurers (Dorinco Reinsurance Company and Odyssey Reinsurance Corporation), effective July 1, 1996 (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(at)  Form of Quota Share Retrocession Agreement between American
      Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997 (incorporated by reference to
      Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(au)  Form of Endorsement No. 1, effective January 1, 1997, to the
      Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(av)  Form of Endorsement No. 1, effective July 1, 1997, to the Quota
      Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective July 1, 1996 (incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10(aw)  Form of First Amendment to Loan Agreement between Hallmark
      Finance Corporation and NationsBank of Texas, N.A., dated July 31, 1997 (incorporated by reference to Exhibit 10(a) to the registrant s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

10(ax)  Form of Second Amendment to Loan Agreement between Hallmark
      Finance Corporation and NationsBank of Texas, N.A., dated October 1, 1997 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

10(ay)  Automobile Physical Damage Catastrophe Excess of Loss Reinsurance
      Agreement effective July 1, 1997 between American Hallmark Insurance Company and Kemper Reinsurance Company (incorporated by reference to Exhibit 10(bf) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

10(az)  Endorsement No. 1, effective July 1, 1997, to the Quota Share
      Retrocession Agreement between American Hallmark Insurance Company of Texas and Kemper Reinsurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(bg) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1997).

10(ba)  Endorsement No. 2, effective January 1, 1997, to the Quota Share
      Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
      1997).

10(bb)  Endorsement No. 1, effective January 1, 1997, to the 100% Quota
      Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

10(bc)  Form of Endorsement No. 2, effective July 1, 1997, to the 100%
      Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc., American Hallmark General Agency, Inc. and the Reinsurers (Dorinco Reinsurance Company and Kemper Reinsurance Company) effective July 1, 1997 (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

10(bd)  Form of Third Amendment to Loan Agreement between Hallmark
      Finance Corporation and NationsBank of Texas, N.A., dated October 1, 1997 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

10(be)  Form of Fourth Amendment to Loan Agreement between Hallmark
      Finance Corporation and NationsBank of Texas, N.A., dated October 1, 1997 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

10(bf)  Form of Fifth Amendment to Loan Agreement between Hallmark
      Finance Corporation and NationsBank of Texas, N.A., dated
      October 1, 1997.

10(bg)  Form of Amendment No. 1 to the Loan Agreement dated March 11,
      1997, between Hallmark Financial Services, Inc. and Dorinco
      Reinsurance Company.

10(bh) Form of Retrocession Agreement effective March 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Associated General Agency, Inc.

10(bi) Form of Retrocession Agreement effective June 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Harold Loving, d/b/a Texas Insurance Facilities.

10(bj)  Form of Quota Share Retrocession Agreement effective
      September 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Van Wagoner Companies, Inc.

22 List of subsidiaries of the registrant (incorporated by reference to Exhibit 22 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

28 Schedule P of American Hallmark Insurance Company of Texas as filed with the Texas Department of Insurance for the year ended December 31, 1998.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page Number

Report of Independent Accountants                           F-2

Consolidated Balance Sheets at
  December 31, 1998 and 1997                                F-3

Consolidated Statements of Operations                       F-3
  for the Years Ended December 31, 1998
  and 1997

Consolidated Statements of Stockholders'                    F-5
  Equity for the Years Ended December 31,
  1998 and 1997

Consolidated Statements of Cash Flows for the Years         F-6
  Ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements                  F-7

                      Report of Independent Accountants



To the Board of Directors
Hallmark Financial Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders equity, and cash flows, present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managment, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                          PricewaterhouseCoopers LLP


Dallas, Texas
March 26, 1999

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1998 and 1997

        ASSETS                                   1998           1997
Investments:
  Debt securities, held-to-maturity,
   at amortized cost                      $   4,444,606   $   4,966,141
  Equity securities, available-for-sale,
   at market value                              151,375         152,359
  Short-term investments, at cost
   which approximates market value            3,256,879       2,970,838

          Total investments                   7,852,860       8,089,338

  Cash and cash equivalents                   6,776,274       5,814,127
  Restricted cash                             1,768,927       1,340,937
  Prepaid reinsurance premiums                5,110,204       8,414,250
  Premium finance notes receivable            5,287,945       7,878,758
   (net of allowance for doubtful accounts
    of $52,119 in 1998 and $83,788 in 1997)
  Premiums receivable                         1,048,689         844,140
  Note receivable                                 -           1,149,280
  Reinsurance recoverable                    13,900,496      16,549,352
  Deferred policy acquisition costs           2,088,902       3,143,378
  Excess of cost over net assets acquired
   (net of accumulated amortization of
    $1,328,065 in 1998 and $1,171,050
    in 1997)                                  4,902,149       5,059,164
  Current federal income tax recoverable        150,031         639,216
  Deferred federal income taxes                  43,636          72,615
  Accrued investment income                      68,042          42,780
  Other assets                                  622,798         788,232
                                           $ 49,620,953    $ 59,825,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                            $  7,098,383    $ 8,157,297
  Unpaid losses and loss adjustment
   expenses                                  16,014,569     17,732,289
  Unearned premiums                           7,733,624     11,603,482
  Reinsurance balances payable                2,097,564      2,960,040
  Deferred ceding commissions                 1,349,142      2,256,669
  Drafts outstanding                            739,817        721,413
  Accrued ceding commission refund              744,686      1,623,395
  Accounts payable and other accrued
   expenses                                   1,958,920      2,949,724
  Accrued litigation costs                      950,000        950,000

    Total liabilities                        38,686,705     48,954,309

    Commitments and contingencies (Note 12)

Stockholders' equity:
  Common stock, $.03 par value, authorized
   100,000,000 shares; issued 11,854,610
   shares in 1998 and 10,962,277 shares
   in 1997                                      355,638        328,868
  Capital in excess of par value             10,875,212     10,349,665
  Retained earnings                             755,994        802,580
  Accumulated other comprehensive income         (9,429)        (9,855)
  Treasury stock, 806,477 shares in 1998
   and 300,000 shares in 1997, at cost      ( 1,043,167)      (600,000)
      Total stockholders' equity             10,934,248     10,871,258
                                           $ 49,620,953   $ 59,825,567

                The accompanying notes are an integral part
                 of the consolidated financial statements.

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended December 31, 1998 and 1997

                                              1998            1997
Gross premiums written                   $ 32,477,325     $ 40,457,427
Ceded premiums written                    (20,956,533      (28,035,956)
   Net premiums written                  $ 11,520,792     $ 12,421,471

Revenues:
 Gross premiums earned                   $ 36,347,183     $ 40,164,195
 Ceded premiums earned                    (24,260,579)     (28,101,962)
   Net premiums earned                     12,086,604       12,062,233

 Investment income, net of expenses           778,932          788,155
 Finance charges                            1,658,226          849,231
 Interest income - note receivable             14,047          374,305
 Processing and service fees                1,611,510        1,310,986
 Other income                                 438,231          442,195

    Total revenues                         16,587,550       15,827,105

Benefits, losses and expenses:
  Losses and loss adjustment expenses      25,568,892       27,994,391
  Reinsurance recoveries                  (17,442,185)     (20,380,355)
     Net losses and loss adjustment
     expenses                               8,126,707        7,614,036

  Acquisition costs, net                      146,854         (718,409)
  Other acquisition and underwriting
    expenses                                5,151,527        6,387,451
  Operating expenses                        2,510,813        1,664,405
  Interest expense                            745,573          570,213
  Amortization of intangible assets           183,765          237,264
  Litigation cost                                -             950,000
  Restructuring costs                        (171,673)         315,000

     Total benefits, losses and expenses   16,693,566       17,019,960

  Loss from operations before federal
    income taxes                             (106,016)      (1,192,855)

  Federal income tax benefit                  (59,430)        (360,533)

  Operating loss before extraordinary item    (46,586)        (832,322)

  Extraordinary item, net of tax effects         -             292,071
  Net loss                                 $  (46,586)    $   (540,251)
  Basic and diluted earnings per share
      Operating loss                       $     -        $      (0.08)
      Extraordinary item                         -                0.03
      Net loss                             $     -        $      (0.05)

                The accompanying notes are an integral part
                 of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1998 and 1997

                                        Accumulated
     Common Stock    Capital               Other          Total
    Number             in               Comprehen-        Stock-
      of      Par   Excess of  Retained   sive    Treas. holders    Comp.
    Shares   Value  Par Value  Earnings  Income   Stock  Equity     Loss
              ($)      ($)        ($)      ($)     ($)    ($)       ($)
Bal.
at
12/31/
96 10,962,277 328,868 10,349,665 1,342,831 (9,780) (600,000) 11,411,584

Compre-
hensive
Loss
 Net loss                        (540,251)                  (540,251)(540,251)

Other
compre-
hensive
loss,
net of
tax

Unrealized
losses on
securities,
net of tax
of ($38)                                      (75)                 (75)   (75)

Comprehensive
Loss                                                                 (540,326)

Bal. at
12/31/
97 10,962,277 328,868 10,349,665  802,580  (9,855) (600,000) 10,871,258

Compre-
hensive
Loss

Net loss                         (46,586)                    (46,586) (46,586)

Other
compre-
hensive
income,
net of tax
Unrealized
gains
on
securities,
net of tax
of $219                                       426                426      426

Comprehensive Loss                                                  ($46,160)

Issuance
of
common
stock   6,000     180      1,970                               2,150

Exercise
of
outstand-
ing
stock
war-
rants 886,333  26,590    416,577                            443,167

Purchase of
treasury
stock                                             (443,167)(443,167)

Expiration
of stock
warrants                 107,000                            107,000


Bal. at
12/31/98:
  11,854,610 355,638 10,875,212 755,994 (9,429) (1,043,167) 10,934,248

                   The accompanying notes are an integral
                part of the consolidated financial statements.

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1998 and 1997

                                               1998              1997
Cash flows from operating activities:
  Net loss                                $  (46,586)       $  (540,251)
  Adjustments to reconcile net loss
    to cash provided by (used in)
    operating activities:  Depreciation
    and amortization expense                 369,331            424,704
  Extraordinary item                            -              (380,187)
  Change in deferred Federal income taxes     28,979            263,179
  Change in prepaid reinsurance premiums   3,304,046             66,007
  Change in premiums receivable             (204,549)         1,680,798
  Change in deferred policy acquisition
   costs                                   1,054,476           (606,814)
  Change in deferred ceding commissions     (907,527)          (111,595)
  Change in unpaid losses and loss
   adjustment expenses                    (1,717,720)        (3,099,104)
  Change in unearned premiums             (3,869,858)           293,232
  Change in reinsurance recoverable        2,648,856          3,508,710
  Change in reinsurance balances payable    (862,476)            14,006
  Change in current federal income tax
   recoverable                               489,185           (476,942)
  Change in accrued ceding commission
   refund                                   (878,709)         1,211,584
  Change in accrued litigation costs            -               950,000
  Change in all other liabilities           (865,400)          (227,861)
  Change in all other assets                     815             73,599
    Net cash provided by (used in)
    operating activities                  (1,457,137)         3,043,065

  Cash flows from investing activities:
   Purchases of property and equipment       (72,531)           (59,771)
   Premium finance notes originated      (24,079,880)       (13,127,658)
   Premium finance notes repaid           26,670,692          5,248,900
   Purchase of note receivable                  -            (6,513,156)
   Repayment of note receivable            1,149,280          5,363,876
   Change in restricted cash                (427,990)        (1,340,937)
   Purchases of debt securities             (974,913)        (2,041,979)
   Maturities and redemptions of
    investment securities                  1,497,432          2,235,862
   Purchase of short-term investments    (12,797,720)        (8,988,673)
   Maturities of short-term investments   12,511,679          9,397,894
      Net cash provided by (used in)
      investing activities                 3,476,049         (9,825,642)

 Cash flows from financing activities:
   Issuance of common stock                    2,150               -
   Proceeds from notes payable               750,000          8,000,000
   Repayment of short-term borrowings     (1,808,915)           (53,368)
   Payment of borrowing cost                    -               (99,316)
     Cash (used in) provided by
     financing activities                 (1,056,765)         7,847,316

 Increase in cash and cash equivalents       962,147          1,064,739
 Cash and cash equivalents at
  beginning of year                        5,814,127          4,749,388

 Cash and cash equivalents at
  end of year                           $  6,776,274       $  5,814,127

Supplemental cash flow information:
 Interest paid                          $    704,021       $    518,144

 Income taxes paid                      $    100,000       $    200,000

                The accompanying notes are an integral part
                 of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies:

      General

      Hallmark Financial Services, Inc. ("HFS") and its subsidiaries (collectively, the "Company"), are engaged primarily in the marketing, underwriting and premium financing of non-standard automobile insurance, as well as claims adjusting and other insurance related services. The Company pursues its business activities through an integrated insurance group (collectively, the "Insurance Group"), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark "); a managing general agent, American Hallmark General Agency, Inc.("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"); and from April 1996 until December 31, 1997, a comercial excess and surplus lines affiliated managing general agency, Hallmark Underwriters, Inc. ("HUI"). The Company operates only in Texas.

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

      Equity securities available-for-sale are reported at market value. Unrealized gains and losses are recorded as a component of stockholder's equity.

      Short-term investments are carried at cost which approximates market. Short-term investments include U.S. Government securities maturing within one year.

      Realized investment gains and losses are recognized in operations on the specific identification method.

      Recognition of Premium Revenues

      Insurance premiums are earned pro rata over the terms of the policies. Effective late-July 1998, the Company changed its recognition of policy fees on annual policies from a fully-earned policy fee at the time of issuance to a pro rata earned policy fee over the term of the policy to reflect changed contractual terms. Upon cancellation, any unearned premium and policy fee is refunded to the insurer. Prior to the change in July 1998, policy fees were fully-earned and not refunded to the insurer. Insurance premiums written include gross policy fees of $3,559,557 and $4,054,879 and policy fees, net of reinsurance, of $2,285,286 and $2,567,924 for the years ended December 31, 1998 and 1997, respectively.

      Finance Charges

      The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes. Under a discontinued servicing and financing arrangement with an unaffiliated company, during 1997 HFC received a processing fee which was paid and recognized on an earned basis.

      Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Property and Equipment

      Property and equipment, aggregating $1,281,231 and $1,155,112, at December 31, 1998 and 1997, respectively, included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (five to ten years). Depreciation expense for 1998 and 1997 was $141,636 and $135,371, respectively. Accumulated depreciation was $888,616 and $746,980 at December 31, 1998 and 1997, respectively.

      Premium Finance Notes Receivable

      Premium finance notes receivable is composed of notes receivable from insureds for premiums on annual and six-month policies produced by AHGA and financed by HFC.

      Premiums Receivable

      The majority of the balance in premiums receivable is premiums due to Hallmark on unaffiliated MGA business assumed from Dorinco. (See Note 4.)

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

      Losses and Loss Adjustment Expenses

      Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1998 and 1997. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

      These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses at December 31, 1998 and 1997, are reported net of recoverables for salvage and subrogation of approximately $122,000 and $193,000, respectively.

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

      Net Income Per Share

      The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options and exercise of warrants. (See Notes 7 and 9.)

      Intangible Assets

      When Hallmark, AHGA, HFC, and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years.

Other intangible assets consist of a trade name, a managing general agent's license, and non-compete arrangements all of which were fully amortized at December 31, 1998.

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

      Recently Adopted Accounting Pronouncement

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has disclosed comprehensive income in the Consolidated Statements of Stockholder's Equity.

      New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for periods ending after December 15, 1997, including interim periods. The Company s adoption of SFAS 131 has not had any impact on its current financial reporting practices as the Company considers its operations to be one segment.

      Reclassification

      Certain previously reported 1997 amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income or stockholder s equity.

2.    Investments:

      Major categories of net investment income are summarized as follows:

                                               Years ended December 31,
                                               1998               1997
 Debt securities                            $ 285,281          $ 287,766
 Equity securities                              8,588             10,791
 Short-term investments                       288,585            288,678
 Cash equivalents                             190,492            180,117
 Other                                          6,706             22,032
                                              779,652            789,384

 Investment expenses                             (720)            (1,229)
 Net investment income                      $ 778,932          $ 788,155

No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 1998 and 1997, respectively.

The amortized cost and estimated market value of investments in debt and equity securities by category is as follows:

                           Gross        Gross
                         Amortized    Unrealized    Unrealized    Market
                            Cost         Gains        Losses       Value
 At December 31, 1998
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies           $3,248,987     $ 18,014     ($ 1,710)   $3,265,291

Mortgage Backed
 Securities              1,120,630       14,885     (  2,034)    1,133,480
Obligations of state
 and local governments      74,989          948          -          75,938
  Total debt securities  4,444,606       33,847      ( 3,744)    4,474,709

Equity securities          165,661          -        (14,286)      151,375

 Total debt and
 equity securities      $4,610,267     $ 33,847     ($18,030)   $4,626,084

At December 31, 1997

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies           $3,131,395     $ 13,892     ($ 6,543)   $3,138,744
Mortgage Backed
 Securities              1,759,784       28,512      (14,968)    1,773,328
Obligations of state
 and local governments      74,962        3,205          -          78,167
  Total debt securities  4,966,141       45,609      (21,511)   $4,990,239

Equity securities          167,290          -        (14,931)      152,359

 Total debt and
  equity securities     $5,133,431     $ 45,609     ($36,442)   $5,142,598

  The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                              Amortized            Market
    Maturity                                    Cost                Value
      Due in one year or less                 $2,042,912         $2,048,950
      Due in one year through five years       1,029,413          1,028,540
      Due after five years through ten years      74,989             75,938
      Due after ten years                        176,662            187,801
      Mortgage backed securities               1,120,630          1,133,480
                                              $4,444,606         $4,474,709

      At December 31, 1998 and 1997, investments in debt securities, with an approximate carrying value of $100,000 were on deposit with the Texas Department of Insurance (the "TDI") as required by insurance regulations.

      Proceeds from investment securities of $1,497,432 and $2,235,862 during 1998 and 1997, respectively, were primarily from maturities, bond calls and prepayments of mortgage-backed securities.

3.    Liability for Unpaid Losses and Loss Adjustment Expenses:

      Activity in the liability for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                             1998               1997
              (S>
      Balance at January 1                $ 17,732           $ 20,831
        Less reinsurance recoverables       13,064             15,735

      Net Balance at January 1               4,668              5,096

      Incurred related to:
        Current year                         8,130              7,568
        Prior years                            317                738

      Total incurred                         8,447              8,306

      Paid related to:
        Current year                         5,209              4,408
        Prior years                          3,326              4,326

      Total paid                             8,535              8,734

      Net Balance at December 31             4,580              4,668
        Plus reinsurance recoverables       11,435             13,064

      Balance at December 31              $ 16,015           $ 17,732

4.    Reinsurance:

      Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

      Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 1998 and 1997 were $34,010,499 and $39,541,555, respectively. Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 1998 and 1997, Hallmark held for the benefit of State & County, cash and cash equivalents of $2,727,611 and $2,855,841, respectively, and investment securities at amortized cost of $6,447,083 and $6,145,413, respectively.

      The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between Hallmark, Kemper Reinsurance Company
("Kemper") and Dorinco Reinsurance Company ("Dorinco").   From July 1, 1996
to June 30, 1997, Hallmark supplemented this arrangement with a separate retrocession agreement with Kemper, Dorinco and Odyssey Reinsurance Corporation ("Odyssey"). Prior to July 1, 1996, Hallmark had a separate retrocession agreement with Vesta Fire Insurance Corporation ("Vesta"). Under each of the agreements, Hallmark retains 25% and cedes 75% of the risk to the reinsurers.

      Under the retrocession agreement with Kemper and Dorinco, Hallmark receives a provisional ceding commission of 30%. This provisional commission is adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn maximum commissions of 33.5% and 34.5%, respectively, and is guaranteed minimum commissions of 28% and 25%, respectively, regardless of loss experience on business reinsured by Kemper and Dorinco. Under a July 1, 1997 renewal, the first annual settlement of the provisional commission was extended to two years (with the exception of the percentage reinsured by Odyssey). As of December 31, 1998 and 1997, the accrued ceding commission refund was $744,686 and $1,623,395, respectively. This accrual represents the difference between the ceding commission received and the ceding commission earned based on current loss ratios. The first settlement of the provisional commission between Hallmark and Kemper and Dorinco was made in August 1998. Hallmark paid return commission of approximately $1.8 million.

      Effective July 1, 1997, Hallmark renewed its Excess of Loss Reinsurance Agreement with Kemper whereby Kemper reinsures Hallmark for physical damage catastrophe losses in excess of 95% of the ultimate net loss over and above an initial ultimate net loss of $100,000 on each and every loss occurrence, subject to a limit of liability to Kemper of $142,500 on each and every loss occurrence. Prior to July 1996, Hallmark's catastrophic occurrences were reinsured under an agreement with Vesta. There were no catastrophic losses during 1998 and 1997.

      Hallmark assumes business from Dorinco on various unaffiliated MGA programs. Under these programs, HCS also provides claims processing, and AHGA provides premium processing. At December 31, 1998 and 1997, Dorinco held cash of $451,470 and $76,979, respectively, to secure balances ceded to Hallmark. These amounts were included in restricted cash in the accompanying Consolidated Balance Sheets.

5.    Notes Payable:

      A summary of the Company's notes payable is as follows:

                                                   December 31,
                                              1998              1997
Note payable to unaffiliated insurance
 company                                   $7,000,000        $7,000,000
Funds drawn on bank credit line                 -             1,000,000
Note payable to individual                     98,383           157,297

 Total                                     $7,098,383        $8,157,297

      Scheduled annual principal payments on the foregoing borrowings are as follows:
            Year
            1999                            $    531,734
            2000                               1,433,303
            2001                               1,400,004
            2002                               1,400,004
            2003                               1,400,004
            2004                                 933,334

            Total                           $  7,098,383

      Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7,000,000 (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan have been used by HFC primarily to fund premium finance notes. (See Note 6.) The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. Interest only is payable monthly through August 31, 1999, with principal and interest payments commencing September 30, 1999 and continuing through September 30, 2004. A penalty ranging from $80,000 to $120,000 is charged for prepaying the loan prior to the fourth anniversary date except that, after the second anniversary date, up to 40% of the outstanding balance may be prepaid without penalty.

      As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107% and 83%, respectively; (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus; and (3) cause HFC to maintain a certain interest coverage ratio and stockholders equity levels as defined in the agreement. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt. For the years ended December 31, 1998 and 1997, the Company was in compliance with the covenants of the loan. To remain in compliance with the covenants, the loan agreement requires that Hallmark increase future volume of business ceded to Dorinco under its reinsurance treaty and satisfy certain annual volume levels ceded over the seven year term of the loan agreement.

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

      The Bank Credit Line provided for an eighteen-month term which expired September 17,1998. Upon its expiration, the Bank Credit Line was extended to December 15, 1998, and subsequently to February 15, 1999. During the fourth quarter of 1998, HFC repaid the outstanding balance of
approximately $1.8 million.   The bank credit line has not been renewed.
Assuming a moderate growth in premium volume, the Company intends to fund its premium finance notes with internally generated funds during 1999.

      The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

      At December 31, 1996, the Company had a note payable to an unaffiliated finance company that was in dispute prior to the Company acquiring the Insurance Group in 1990. Based on legal advice that the note was no longer enforceable, the Company recorded extinguishment of the note payable balance and related accrued interest in a total amount of $442,532 during 1997. This write off, less tax effect of $150,461, is treated as an extraordinary item on the Company s Consolidated Statements of Operations for 1997.

6.    Note Receivable:

      During 1997, approximately $6,500,000 in proceeds from a $7,000,000 loan from Dorinco was used to repay external borrowing by Peregrine incurred to fund premium finance notes pursuant to the financing and servicing arrangement between HFC and Peregrine. The balance of this note receivable was repaid during the second quarter of 1998.

7.    Earnings per Share:

      The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per-share computations (does not include outstanding options or warrants as these were determined to be anti-dilutive), as required by SFAS No. 128 is presented below:

                                Income         Shares          Per-Share
                              (Numerator)   (Denominator)        Amount
For the year ended
December 31, 1998:
  Basic Earnings per Share
  Income available to common
  stockholders:
        Operating loss        ($  46,586)     11,048,133        $    -
        Extraordinary
        item, net of
        tax effects                  -              -                -
        Net loss              ($  46,586)     11,048,133        $    -

  Effect of Dilutive
  Securities
        Options and warrants         -              -                -

  Diluted Earnings per Share
  Income available to common
  stockholders
  + assumed conversions:
        Operating loss        ($  46,586)     11,048,133         $   -
        Extraordinary item,
         net of tax effects          -              -                -
        Net loss              ($  46,586)     11,048,133         $   -


  For the year ended
  December 31, 1997:
    Basic Earnings per
    Share
    Income available to
    common stockholders:
        Operating loss        ($832,322)      10,662,277        ($    0.08)
        Extraordinary item,
         net of tax effects     292,071       10,662,277              0.03
        Net loss              ($540,251)      10,662,277        ($    0.05)

    Effect of Dilutive
    Securities
        Options and warrants       -                -                  -

    Diluted Earnings per Share
    Income available to common
    stockholders + assumed
    conversions:
        Operating loss        ($832,322)      10,662,277        ($    0.08)
        Extraordinary item,
        net of tax effects      292,071       10,662,277              0.03
        Net loss              ($540,251)      10,662,277        ($    0.05)

8.    Regulatory Capital Restrictions:

      Hallmark's 1998 and 1997 net loss and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were ($19,777) and ($76,191), and $5,399,528 and $5,287,785, respectively. During 1998, Hallmark recorded anticipated salvage and subrogation for accident years 1997 and 1998. In accordance with statutory accounting principles, this change to the net method has been recorded as a change in accounting principle. The cumulative effect on prior years of $83,000 was reported as an increase to statutory surplus with the change for the current year of $39,000 being included in statutory net income for 1998. During 1997, Hallmark obtained from the TDI a permitted practice exception allowing Hallmark to limit the policy fees included in the excess statutory over statement reserves computation to the extent that related underwriting risk is retained. This exception differs from prescribed accounting practices in that Hallmark was able to exclude 37.5% of fully earned policy fees from the calculation. This permitted practice exception resulted in excess statutory over statement reserves of $334,560 instead of $1,353,090 as calculated per prescribed accounting practices. No permitted practice exception was needed for 1998. The minimum statutory capital and surplus required for Hallmark by the TDI is $2,000,000. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net income of the preceding calendar year. No dividends were declared or paid by Hallmark in 1998 or 1997.

9.    Stock Option Plans:

      The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1991 employee plan, the 1994 employee plan and the non-employee director plan is 500,000, 1,500,000 and 1,350,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date. In accordance with APB 25, the Company has not recognized compensation expense for the stock options granted in 1998 and 1997.

      In October 1992, the Company issued warrants to purchase 981,333 shares of its common stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value was assigned to these warrants. The Guaranty Warrants were fully exercisable between October 2, 1992 and October 1, 1996, at which time they would have expired to the extent not exercised. On March 28, 1996, the Board of Directors extended the exercisability of the Guaranty Warrants through October 1, 1998. On October 1, 1998, the Guaranty Warrants were exercised to purchase an aggregate of 886,333 shares of the Company s common stock. In payment of the exercise price of $0.50 per share, 506,476 outstanding shares were surrendered at a price of $0.875 per share, and subsequently recorded as treasury stock by the Company.

      Pursuant to SFAS No. 123, Accounting for Stock-based Compensation, a company may elect to continue expense recognition under APB 25, or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. The Company has elected to continue expense recognition pursuant to APB 25.

      A summary of the status of the Company s stock options and warrants as of December 31, 1998 and December 31, 1997 and the changes during the years ended on those dates is presented below:

                                1998                        1997
                       Number                     Number
                       of Shares of   Weighted    of Shares of   Weighted
                       Underlying     Average     Underlying     Average
                       Options and    Exercise    Options and    Exercise
                       Warrants       Prices      Warrants       Prices
Outstanding at begin-
ning of the year        2,857,333     $   .52     2,846,333      $    .53
 Granted at the money        -             -         16,000           .75
Total Granted                -             -         16,000      $    .75
Exercised                (892,333)    $  .499          -              -
Forfeited                (  1,000)    $ 1.188          -              -
Expired                  (124,000)    $  .497        (5,000)     $   .375
Outstanding at end
  of year               1,840,000     $  .535     2,857,333      $    .52
Exercisable at end
  of year               1,546,100     $  .494     2,460,733      $    .49

                                        1998                  1997
Weighted-average FV
 of options
 granted at the money                $    -                  $   .55
Weighted-average FV
  of all options
 granted during the year             $    -                  $   .55

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997: no dividend yield; risk-free interest rates are different for each grant and range from 5.54% to 7.82%; the expected life of options is 5 years for 1997; and volatility of 92% for 1997 for all grants. There were no options granted in 1998.

      The following table summarizes information about stock options outstanding at December 31, 1998:

     Options Outstanding                   Options Exercisable

                          Weighted
                            Avg.      Weighted             Weighted
Range of                 Remaining       Avg.    Exercis-     Avg.
Exercise    Outstanding Contr. Actual Exercise    able at  Exercise
Prices      At 12/31/98     Life       Price     12/31/98   Price
$.25 to
$.70         1,474,000      5.50      $  .42    1,326,500   $  .41

$.71 to
$1.188         366,000      7.07      $  .99      219,600   $  .99

$.25 to
$1.188       1,840,000      5.81      $  .54    1,546,100   $  .49

      The pro forma effects on net income and earnings per share for 1998 and 1997 from compensation expense computed pursuant to SFAS No. 123 is as follows:

                         December 31, 1998            December 31, 1997
                    As Reported      Pro Forma    As Reported     Pro Forma
SFAS No. 123 charge      -          $   83,211         -         $  93,678
Net loss            $  ( 46,586)    $ (101,505)    $ (540,251)   $(602,078)
Net loss per common
 share              $    -          $     (.01)    $    (0.05)   $   (0.06)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

10.   Income Taxes:

      The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1998 and 1997, are as follows:

                                              1998          1997
Deferred tax liabilities:
 Deferred policy acquisition costs       ($ 710,227)    ($1,068,749)
 Other                                   (  101,107)    (    27,903)
     Total deferred tax liabilities      (  811,334)    ( 1,096,652)

Deferred tax assets:
 Unearned premiums                          178,939         216,868
 Loss reserve discounting,
  net of salvage and subrogation            151,702         132,670
 Deferred ceding commissions                458,709         767,267
 Unrealized gains (losses) on securities      4,857           5,076
 Net operating loss carry forward            33,171          33,171
 Other                                       60,762          47,393

     Total deferred tax assets              888,140       1,202,445

 Net deferred tax asset                      76,806         105,793
  Valuation allowance                        33,170          33,178
  Net deferred tax asset                 $   43,636      $   72,615

      A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

      A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 1998 and 1997, is as follows excluding the tax effect on the extraordinary item in 1997:

                                                   1998          1997
Computed expected income tax expense
  at statutory regulatory tax rate              ($ 36,045)    ($405,571)
  Amortization of excess cost over
   net assets acquired                             53,385        53,385
  Meals and entertainment                          11,183         8,844
  Adjustment to prior year s deferred taxes     (  91,088)    (  24,672)
  Other                                             3,135         7,481
  Income tax benefit                            ($ 59,430)    ($360,533)

      The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at December 31, 1998, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

            Year
            2002                 $   1,325
            2003                    96,237
                                 $  97,562

11.   Restructuring Costs:

      As of December 31, 1997, the Company accrued $315,000 of restructuring costs related to the closure of seven of its thirteen agency offices as well as the ceasing of the operations of HUI as of December 31, 1997. During 1998 the Company restructured the American Hallmark Agencies by closing seven of its offices and opening two new offices in early 1998 (one of which was subsequently closed in late 1998 while the other was closed in early 1999.) The reserve, among other things, was established to absorb ongoing obligations of closed agency locations. During 1998 these offices were transferred to an independent agent who assumed the ongoing obligations. The excess of the restructuring reserve over the costs actually incurred was recorded as a reduction of expenses in 1998.

12.   Commitments and Contingencies:

      The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2002. Certain of these leases contain renewal options. Rental expense amounted to $650,268 and $728,466 for the years ended December 31, 1998 and 1997 respectively.

      Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

            Year
            1999                          $   483,170
            2000                              388,845
            2001                               29,520
            2002                                7,440

     Total minimum lease payments         $   908,975

      The Company has a 401(K) savings plan. Employees who have completed three months of service are eligible to participate. Under this plan employees may contribute a portion of their compensation, and the Company
may contribute a discretionary amount each year.   The Company's
contribution for 1998 to be paid in 1999 was $28,000 and for 1997 was $60,000.

      In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff s motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit with the court of $1,317,456 as of December 31, 1998 has been included as restricted cash in the accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged at December 31, 1998. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. These assessments can be partially recovered through a reduction in future premium taxes. There were no assessments for 1998 and 1997.

13.   Concentrations of Credit Risk:

      The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.

      All of the Company's business activity is with customers and independent agents located within the State of Texas.

14.   Subsequent Event:

      The Company announced in February 1999 the signing of a letter of intent with Onyx Insurance Group, Inc. ("Onyx"), a diversified insurance and financial services company, pursuant to which Onyx is expected to acquire a majority stake in HFS in return for an approximately $8 million equity investment. The completion of the proposed transaction is subject to the execution of definitive agreements, shareholder and regulatory approval and other customary conditions.