Form 10KSB/A
period 1998-12-31
HALLMARK FINANCIAL SERVICES INC
filed 1999-04-30
CIK 819913

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB/A

                              Amendment No. 1

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

Common Stock,                   American Stock Exchange Emerging Company
3 cents par value               Marketplace

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

This Amendment No. 1 amends and supplements the Annual Report on Form 10-KSB filed by Hallmark Financial Services, Inc. (the "Company") on March 29, 1999, by adding the information required by Items 9, 10, 11 and 12 of
Part III of Form 10-KSB.

Risks Associated with Forward-Looking Statements Included in this Form 10-
KSB/A

      This Form 10-KSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

      Directors of the Company serve for annual terms or until their
successors are elected and qualify.   Certain information concerning the
directors of the Company is set forth below:

                                Director
        Name           Age       Since     Position(s) with the Company

Ramon D. Phillips      65        1989     President, Chief Executive
                                          Officer, Director and Chairman of
                                          the Board of Directors

Linda H. Sleeper       51        1996     Executive Vice President, Chief
                                          Operating Officer and Director

Raymond A. Kilgore     50        1988     Senior Vice President, Secretary
                                          and Director

Jack R. Daugherty      51        1988     Director

Kenneth H. Jones, Jr.  64        1991     Director

Samuel W. Rizzo        63        1991     Director

A. R. Dike             63        1993     Director

James H. Graves        50        1995     Director

George R. Manser       67        1995     Director

C. Jeffrey Rogers      51        1995     Director

      Ramon D. Phillips has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since May 1989. For 12 years before joining the Company, Mr. Phillips was an executive with Pizza Inn, Inc., a restaurant chain, holding the positions of Vice President - Finance (1977 - 1986), Executive Vice President (1986 - May
1989) and director (1979 - May 1989). Mr. Phillips was again elected to Pizza Inn's board of directors in August 1990 and continues to serve in that capacity.

      Linda H. Sleeper joined the Company as Vice President of Corporate Development and Administration in May 1993 and was promoted to Executive Vice President and Chief Operating Officer in December 1994. From 1992 until May 1993, Ms. Sleeper was self-employed as a management consultant. From 1989 until 1992, she served as a Vice President for Audisys Corporation, a financial consulting firm, and was Senior Assistant Treasurer of Southmark Corporation from 1988 until 1989. Ms. Sleeper held various offices at Pizza Inn, Inc. from 1979 until 1988, completing her tenure as Vice President of Finance. Ms. Sleeper was an accountant with Peat, Marwick, Mitchell & Co. from 1975 until 1979. She is a certified public accountant.

      Raymond A. Kilgore has served as Senior Vice President of the Company since December 1994. From February 1988 until December 1994, Mr. Kilgore served as Vice President of the Company, and also served as interim Chief Executive Officer from August 1988 until May 1989. From 1985 until February 1988, Mr. Kilgore was a Vice President of Cash America Investments, Inc. (now known as Cash America International, Inc.) ("Cash America"), a publicly held company operating pawn shops and jewelry stores.

      Jack R. Daugherty founded Cash America in 1983 and has served as its Chairman of the Board and Chief Executive Officer since that time.

      Kenneth H. Jones, Jr. is a director and Vice-Chairman of KBK Capital Corp., a publicly held corporation engaged in commercial finance, and has served in such capacities since January 1995. For 25 years prior to January 1995, Mr. Jones was in the private practice of law as a member of the Fort Worth, Texas firm of Decker, Jones, McMackin, McClane, Hall & Bates, P.C. or its predecessors, and remains "of counsel" with such firm. Mr. Jones is also a director of AmeriCredit Corp., a publicly held company engaged in automobile finance.

      Samuel W. Rizzo has served as a consultant to Service Corporation International ("SCI"), a publicly held funeral services company, since 1990. He served as Executive Vice President of SCI from 1990 until October 1995, as Chief Financial Officer of SCI from 1990 until February 1995, and as Treasurer of SCI from 1993 until February 1995. Mr. Rizzo served as Executive Assistant to the Chairman of the Board of SCI from 1987 to 1990. He is also a director of Cash America.

      A. R. Dike has served as President and Chairman of Willis Corroon Life Inc. of Texas, a multi-line insurance agency, since 1991. Mr. Dike served as Chairman and Chief Executive Officer of The Insurance Alliance, Inc. from 1988 to 1991. He is also a director of Cash America.

      James H. Graves is a Partner and Managing Director of J.C. Bradford & Co., a Nashville based regional securities firm which provides investment banking, underwriting and brokerage services. He serves as co-manager of the Corporate Finance Department, which provides general investment banking services for corporate clients. In this capacity, Mr. Graves has rendered advisory services to the Company. Prior to joining J.C. Bradford & Co. in 1991, Mr. Graves had for 11 years been employed by Dean Witter Reynolds, where he completed his tenure as the head of the Special Industries Group in New York City.

      George R. Manser is Director of Corporate Finance of Uniglobe Travel USA, L.L.C., a franchisor of travel agencies. Mr. Manser also presently serves as a director of Cardinal Health, Inc., Check-Free Systems, Inc., AmerLink Corp. and State Auto Financial Corp., and is an advisory director of J.C. Bradford & Co. From 1984 to 1994, Mr. Manser also served as a director and Chairman of North American National Corporation and its subsidiaries, Pan-Western Life Insurance Company, Brookings International Life Insurance Company and Howard Life Insurance Company. During this period, he also served as the Chairman and a director of National Masonic Provident Association and as a director of DevelopMed Associates, Inc.

      C. Jeffrey Rogers is Vice Chairman, President, Chief Executive Officer and a director of Pizza Inn, Inc., which owns, franchises and supplies a chain of pizza restaurants located in the United States and various foreign countries. Prior to joining Pizza Inn, Inc. in 1989, Mr. Rogers was President, Chief Executive Officer and a director of USA Cafes General Partner, Inc., which owns and franchises the Bonanza Family Restaurant chain of restaurants.

Executive Officers

      The following persons are the executive officers of the Company:

     Name               Age           Position(s) with the Company

Ramon D. Phillips        65        President, Chief Executive Officer,
                                   Director and Chairman of the Board of
                                   Directors

Linda H. Sleeper         51        Executive Vice President, Chief
                                   Operating Officer and Director

Raymond A. Kilgore       50        Senior Vice President, Secretary and
                                   Director

Johnny J. DePuma         61        Senior Vice President and Chief
                                   Financial Officer

      No executive officer bears any family relationship to any other executive officer or director of the Company. (See "Directors" above for information concerning the business experience of Ramon D. Phillips, Linda
H. Sleeper and Raymond A. Kilgore.)

      Johnny J. DePuma joined the Company in August 1990 as Vice President and Chief Financial Officer and was promoted to his present position in December 1994. For the 10 years prior to joining the Company, he was Vice President and Chief Financial Officer of HiLite Industries, Inc., a manufacturer of original equipment auto parts.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required to file reports of ownership and changes of ownership of the Common Stock with the Securities and Exchange Commission. Based solely upon information provided to the Company by individual directors, executive officers and beneficial owners, the Company believes that all such reports were timely filed during and with respect to the fiscal year ended December 31, 1998.

Item 10.  Executive Compensation.

Summary Compensation Table

      The following table sets forth certain information concerning compensation of the Chief Executive Officer and certain other executive officers of the Company (the "Named Executive Officers") for the last three fiscal years. No other executive officer's salary and bonus totaled more than $100,000 for fiscal 1998.

                                                         Other      All
                                                        Annual    Other
     Name             Year                              Compen-   Compen-
     and             Ended                              sation    sation
  Position          Dec. 31   Salary ($)   Bonus ($)       $*        $**

Ramon D. Phillips     1998     217,463       -0-         10,000    20,257
 President, Chief     1997     212,000       -0-         45,736    25,909
 Executive Officer    1996     200,000     100,000       15,744    26,975
 and Chairman of
 the Board of
 Directors

Linda H. Sleeper      1998     139,504       -0-           -0-      4,500
 Executive Vice       1997     133,923       -0-            736     7,500
 President and        1996     130,000      70,000          744     6,750
 Chief Operating
 Officer

Raymond A. Kilgore    1998      99,376       -0-           -0-      4,500
 Senior Vice          1997      94,423       -0-            576     7,500
 President and        1996      90,500      40,000          561    11,250
 Secretary

Johnny J. DePuma      1998      108,731      -0-           -0-       -0-
 Senior Vice          1997      103,923      -0-            638      -0-
 President and        1996      100,000     40,000          620      -0-
 Chief Financial
 Officer

* Represents car allowance, life insurance allowance, premiums on long-term disability insurance and the portion of premiums on a reverse split-dollar insurance policy on the life of Ramon D. Phillips which are considered compensation to Mr. Phillips for federal income tax purposes. (See, Item 12--Certain Relationships and Related Transactions.)

**    Represents director fees and the incremental annual increase in the accrued cash surrender value of a reverse split-dollar insurance policy on the life of Ramon D. Phillips which is payable to the estate of Mr. Phillips in the event of his death. (See, "Director Compensation" below and Item 12--Certain Relationships and Related Transactions.)

Option Grants in Last Fiscal Year

      No stock options or stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

      Shown below is information with respect to the Named Executive Officers regarding option exercises during the fiscal year ended December 31, 1998, and the value of unexercised options held as of December 31, 1998.

                                           Securities      Value of
                                           Underlying     Unexercised
                                           Unexercised    In-the-Money
                                            Options (#)    Options ($)*
                Shares
              Acquired on       Value
  Name        Exercise (#)    Received
                                        Exer-    Unexer-  Exer-    Unexer-
                                        cisable  cisable  cisable  cisable

Ramon D.
Phillips**       -0-             -0-    200,000    -0-    12,500      -0-

Linda H.
Sleeper          -0-             -0-    200,000    -0-    12,500      -0-

Raymond A.
Kilgore**        -0-             -0-    200,000    -0-    12,500      -0-

Johnny J.
DePuma**         -0-             -0-    200,000    -0-    12,500      -0-

* Values stated are pre-tax and are based upon the closing price of $0.4375 per share of the Common Stock on the American Stock Exchange Emerging Company Marketplace on December 31, 1998, the last trading day of the fiscal year.

**    Does not include certain warrants to purchase shares of the Company's
Common Stock issued in consideration of the agreement to pledge shares of the Common Stock to secure a line of credit for the Company. (See, Item 12--Certain Relationships and Related Transactions.)

Director Compensation

      During the first three quarters of 1998, the Company paid all directors a fee of $1,500 for each Board meeting attended and a fee of $750 for each committee meeting attended. No other compensation was paid to any non-employee director during 1998. Commencing in the fourth quarter of 1998, the Company suspended the payment of fees to directors.

Executive Compensation Agreements

      The Company has entered into an Executive Compensation Agreement with each of Ramon D. Phillips, Raymond A. Kilgore, Linda H. Sleeper and Johnny
J. DePuma. Each agreement is for a two year term, which term is automatically extended by an additional year on the first day of each calendar year unless notice has previously been given to the executive that the agreement will not be so renewed. The Executive Compensation Agreement with the Chief Executive Officer specifies minimum levels of base salary and benefits and provides for various performance bonuses. The agreement with each other executive officer provides for compensation and bonus as determined by the Chief Executive Officer, subject to review by the Board or the Compensation Committee. Each agreement includes covenants of the executive to at all times maintain the confidentiality of the Company's trade secrets and not to compete with the Company during the term of employment and for two years thereafter.

      Pursuant to these agreements, if the Company terminates the executive without "cause" (as defined therein), or the executive resigns within six months after a "change of control" (as defined therein), the Company is obligated to pay the executive a lump sum cash payment equal to two times (three times in the case of the Chief Executive Officer) the sum of (a) the executive's then current annual salary (but not less than the executive's highest annual salary during the preceding three fiscal years), plus (b) the highest amount of bonus and other cash compensation received by the executive during any one of the three preceding fiscal years. In addition, all incentive stock options granted under the Company's 1991 Key Employee Stock Option Plan and 1994 Key Employee Long Term Incentive Plan provide for accelerated vesting in the event of a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Common Stock as of the date hereof, by (I) each director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) each other person known to the Company to own beneficially more than five percent of the presently outstanding Common Stock. Unless otherwise indicated, the persons identified in the table have sole voting and dispositive power with respect to the shares shown as beneficially owned by them. The mailing address for all directors and executive officers is the same as that of the Company.

                               No. Of Shares            Percent of Class
    Shareholder             Beneficially Owned         Beneficially Owned

Ramon D. Phillips (1)              656,476                    5.8

Raymond A. Kilgore (1)             603,047                    5.4

Linda H. Sleeper (1)               203,000                    1.8

Jack R. Daugherty (2)              276,768                    2.5

Kenneth H. Jones, Jr. (3)          125,357                    1.1

Samuel W. Rizzo (3, 4)             205,262                    1.8

A. R. Dike (3)                     116,000                    1.0

James H. Graves (5)                172,500                    1.5

George R. Manser (5, 6)            123,200                    1.1

C. Jeffrey Rogers (5)              120,000                    1.1

All executive officers and
 directors, as a group
 (11 persons) (7)                2,736,181                   21.9

Derby Trust PLC (8)              1,838,000                   16.6

Heartland Advisors, Inc. (9)     1,170,600                   10.6

1     Includes 200,000 shares which may be acquired pursuant to stock options exercisable on the date hereof.

2     Includes 125,000 shares which may be acquired pursuant to stock options exercisable on or within 60 days after the date hereof.

3     Includes 102,500 shares which may be acquired pursuant to stock options exercisable on or within 60 days after the date hereof.

4     Includes 5,000 shares held by Mr. Rizzo's spouse, over which shares he exercises no voting or dispositive authority, and 20,000 shares held by an irrevocable trust, over which shares Mr. Rizzo shares voting and dispositive authority. Mr. Rizzo disclaims beneficial ownership of all shares held by his spouse and such trust.

5     Includes 95,000 shares which may be acquired pursuant to stock options exercisable on or within 60 days after the date hereof.

6     Includes 9,000 shares held by Mr. Manser's spouse, over which shares
Mr. Manser shares voting and dispositive authority.

7     Includes 1,422,500 shares which may be acquired pursuant to stock options exercisable on or within 60 days after the date hereof.

8     As reported on Schedule 13D filed with the Securities and Exchange
Commission in February, 1996. The address for Derby Trust PLC is 1 Connaught Place, London W2 2DY, United Kingdom.

9     As reported on Schedule 13G filed with the Securities and Exchange
Commission on January 11, 1999. Includes 1,060,000 shares over which Heartland Advisors, Inc. has no voting power. The address for Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.

      In January 1999, the Company entered into a letter of intent with Onyx Insurance Group, Inc. ("Onyx") pursuant to which Onyx would acquire a majority stake in the Company in return for an approximately $8 million equity investment. The letter of intent calls for Onyx to purchase 12,308,000 newly-issued shares of the Common Stock of the Company, representing an approximate 52% ownership interest in the Company. The completion of the proposed transaction remains subject to the execution of definitive agreements, shareholder and regulatory approval and other customary conditions.

Item 12.  Certain Relationships and Related Transactions.

Guaranty Warrants

      In October 1992, the Company issued to its executive officers and directors warrants (the "Guaranty Warrants") to purchase shares of its Common Stock in consideration for the recipients' agreement to pledge shares of the Company's Common Stock owned by them to secure a working capital line of credit from a commercial bank. The bank advised management that the pledges were necessary in view of regulatory restrictions on the Company's ability to grant security interests in the stock or assets of its insurance subsidiary.

      The Guaranty Warrants were originally exercisable through October 1, 1994, but were successively extended by the Board of Directors through October 1, 1998. The exercise price of each Guaranty Warrant was $0.50 per share, an amount equal to the last reported sale price of the Common Stock on the American Stock Exchange Emerging Company Marketplace on the day preceding the date of grant. In September 1998, the Board agreed to accept shares of the Company s issued and outstanding Common Stock (valued for such purpose at the last reported sale price of the Common Stock on the American Stock Exchange Emerging Company Marketplace on the day preceding exercise) in lieu of cash in payment of the exercise price of the Guaranty Warrants.

      On October 1, 1998, certain of the holders exercised their respective Guaranty Warrants and delivered to the Company shares of the previously issued and outstanding Common Stock. The following table indicates the executive officers and directors who exercised Guaranty Warrants, the number of shares of the Common Stock delivered in payment of the exercise price and the number of shares issued upon exercise of the Guaranty Warrants.

                                                        No. Of Shares
   Warrant Recipient       No. Of Shares Delivered   Issued Upon Exercise

Ramon D. Phillips                  176,990                  309,733
Raymond A. Kilgore                 161,219                  282,133
Johnny J. DePuma                    11,429                   20,000
Jack R. Daugherty                   61,467                  107,567
Kenneth H. Jones, Jr.                9,143                   16,000
Samuel W. Rizzo                     28,572                   50,000

Split-Dollar Life Insurance

      In April 1991, the Company entered into a Reverse Split-Dollar Agreement (the "Split-Dollar Agreement") with Ramon D. Phillips with respect to a so-called reverse split-dollar life insurance policy on Mr. Phillips. The Split-Dollar Agreement obligates the Company to pay the entire premium for the policy while the Split-Dollar Agreement is in effect. The policy provides for the death benefits to be divided between the policy's $1,000,000 face amount and its accrued cash surrender value. The Company was designated as beneficiary of the face amount of the policy and Mr. Phillips' estate was designated as beneficiary of the accrued cash surrender value of the policy.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HALLMARK FINANCIAL SERVICES, INC.
                                  (Registrant)


Date:    April 28, 1999             /s/ Ramon D. Phillips
                                    Ramon D. Phillips, President (Chief
                                    Executive Officer)

Date:    April 28, 1999             /s/ Johnny J. DePuma
                                    Johnny J. DePuma, Vice President
                                    (Chief Financial Officer/Principal
                                    Accounting Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    April 28, 1999             /s/ Ramon D. Phillips
                                    Ramon D. Phillips, Director

Date:    April 28, 1999             /s/ Linda H. Sleeper
                                    Linda H. Sleeper, Director

Date:    April 28, 1999             /s/ Raymond A. Kilgore
                                    Raymond A. Kilgore, Director

Date:    April 28, 1999             /s/ Jack R. Daugherty
                                    Jack R. Daugherty, Director

Date:    April 28, 1999             /s/ Kenneth H. Jones, Jr.
                                    Kenneth H. Jones, Jr., Director

Date:    April 28, 1999             /s/ Samuel W. Rizzo
                                    Samuel W. Rizzo, Director

Date:    April 28, 1999             /s/ A. R. Dike
                                    A. R. Dike, Director

Date:    April 28, 1999             /s/ James H. Graves
                                    James H. Graves, Director

Date:    April 28, 1999             /s/ C. Jeffrey Rogers
                                    C. Jeffrey Rogers, Director

Date:    April 28, 1999             /s/ George R. Manser
                                    George R. Manser, Director