Form 10QSB
period 1999-03-31
HALLMARK FINANCIAL SERVICES INC
filed 1999-05-14
CIK 819913

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1999



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

                          Yes   X       No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value 3 cents per share - 11,048,133 shares outstanding as of May 10, 1999.

                                  PART I
                           FINANCIAL INFORMATION

Item 1.     Financial Statements


                      INDEX TO FINANCIAL STATEMENTS


                                                         Page Number


Consolidated Balance Sheets at March 31, 1999
 (unaudited) and December 31, 1998                             3


Consolidated Statements of Income (unaudited)
 for the three months ended March 31, 1999
 and March 31, 1998                                            4


Consolidated Statements of Cash Flows (unaudited)
 for the three months ended March 31, 1999 and
 March 31, 1998                                                5


Notes to Consolidated Financial Statements (unaudited)         6

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               March 31      December 31
            ASSETS                               1999            1998
                                              (Unaudited)
Investments:
  Debt securities, held-to-maturity,
   at amortized cost                         $  3,249,520   $  4,444,606
  Equity securities, available-for-sale,
   at market value                                149,860        151,375
  Short-term investments, at cost which
   approximates market value                    6,982,442      3,256,879

       Total investments                       10,381,822      7,852,860

Cash and cash equivalents                       5,532,759      6,776,274
Restricted cash                                 1,782,927      1,768,927
Prepaid reinsurance premiums                    6,413,836      5,110,204
Premium finance notes receivable
 (net of allowance for doubtful accounts        6,988,362      5,287,945
  of $101,476 in 1999 and $52,119 in 1998)
Premiums receivable                             1,158,442      1,048,689
Reinsurance recoverable                        13,528,523     13,900,496
Deferred policy acquisition costs               2,717,571      2,088,902
Excess of cost over net assets acquired
 (net of accumulated amortization of
  $1,367,319 in 1999 and $1,328,065 in 1998)    4,862,895      4,902,149
Current federal income tax recoverable                -          150,031
Deferred federal income taxes                      57,286         43,636
Accrued investment income                          32,878         68,042
Other assets                                      585,625        622,798
                                             $ 54,042,926   $ 49,620,953

  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                              $  7,082,714   $  7,098,383
  Unpaid losses and loss adjustment expenses   15,698,479     16,014,569
  Unearned premiums                            10,139,584      7,733,624
  Reinsurance balances payable                  3,136,392      2,097,564
  Deferred ceding commissions                   1,703,346      1,349,142
  Drafts outstanding                              685,519        739,817
  Accrued ceding commission refund                961,403        744,686
  Current federal income taxes payable            153,405           -
  Accounts payable and other accrued expenses   2,292,854      1,958,920
  Accrued litigation costs                        950,000        950,000

    Total liabilities                          42,803,696     38,686,705

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.03 par value, authorized
  100,000,000 shares; issued 11,854,610
  shares in 1999 and 1998                         355,638        355,638
  Capital in excess of par value               10,875,212     10,875,212
  Retained earnings                             1,061,716        755,994
 Accumulated other comprehensive income           (10,169)        (9,429)
  Treasury stock, 806,477 shares, at cost      (1,043,167)    (1,043,167)
     Total stockholders' equity                11,239,230     10,934,248
                                             $ 54,042,926   $ 49,620,953

                The accompanying notes are an integral part
                 of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                  Three Months Ended
                                                        March 31
                                                1999              1998

Gross premiums written                    $  10,165,693      $  11,758,440
Ceded premiums written                      ( 5,970,307)       ( 7,931,134)
  Net premiums written                    $   4,195,386      $   3,827,306

Revenues:
 Gross premiums earned                    $   7,759,732      $  10,336,542
 Earned premiums ceded                      ( 4,666,676)       ( 7,031,474)
  Net premiums earned                         3,093,056          3,305,068

  Investment income, net of expenses            173,557            185,286
  Finance charges                               437,721            619,168
  Interest income - note receivable                -                13,182
  Processing and service fees                   463,950            297,677
  Other income                                  101,963             89,202

    Total revenues                            4,270,247          4,509,583

Benefits, losses and expenses:
  Losses and loss adjustment expenses         5,256,731          7,052,435
  Reinsurance recoveries                     (3,436,200)        (5,058,430)
    Net losses and loss adjustment expenses   1,820,531          1,994,005

 Acquisition costs, net                        (274,466)          (129,587)
 Other acquisition and underwriting expenses  1,332,601          1,474,657
 Operating expenses                             709,492            452,983
 Interest expense                               146,947            184,848
 Amortization of intangible assets               39,255             48,172

    Total benefits, losses and expenses       3,774,360          4,025,078

Income from operations before federal
 income taxes                                   495,887            484,505

Federal income tax expense                      190,165            182,651
 Net income                                 $   305,722         $  301,854


Basic and diluted earnings per share        $      0.03         $     0.03

                The accompanying notes are an integral part
                 of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Three Months Ended
                                                       March 31
                                                1999               1998
Cash flows from operating activities:
  Net income                                $  305,722         $  301,854
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:

   Depreciation and amortization expense        79,807             97,649
   Change in deferred federal income taxes     (13,650)            24,187
   Change in prepaid reinsurance premiums   (1,303,632)          (899,660)
   Change in premiums receivable              (109,753)          (193,731)
   Change in deferred policy acquisition
    costs                                     (628,669)          (317,908)
   Change in deferred ceding commissions       354,204            188,417
   Change in unpaid losses and loss
    adjustment expenses                       (316,090)          (616,583)
   Change in unearned premiums               2,405,960          1,421,898
   Change in reinsurance recoverable           371,973            242,237
   Change in reinsurance balances payable    1,038,828            821,203
   Change in current federal income tax
    recoverable                                150,031            200,000
   Change in current federal income tax
    payable                                    153,405               -
   Change in accrued ceding commission
    refund                                     216,717            322,787
   Change in all other liabilities             279,633            791,294
   Change in all other assets                  (52,792)          (181,771)

     Net cash provided by operating
      activities                             2,931,694          2,201,873

Cash flows from investing activities:
  Purchases of property and equipment           (5,883)           (30,285)
  Premium finance notes originated          (6,756,533)        (9,639,391)
  Premium finance notes repaid               5,188,928          7,649,034
  Repayment of note receivable                    -             1,091,744
  Change in restricted cash                    (14,000)           (15,600)
  Maturities and redemptions of
   investment securities                     1,181,473            163,810
  Purchase of short-term investments        (5,425,562)        (3,671,797)
  Maturities of short-term investments       1,700,000          1,537,000

   Net cash used in investing activities    (4,131,577)        (2,915,485)

Cash flows from financing activities:
   Repayment of short-term borrowings       (   43,632)        (   14,183)

   Cash used in financing activities        (   43,632)        (   14,183)

Decrease in cash and cash equivalents       (1,243,515)        (  727,795)
Cash and cash equivalents at
  beginning of period                        6,776,274          5,814,127
Cash and cash equivalents at end
  of period                                $ 5,532,759        $ 5,086,332

               The accompanying notes are an integral part
                of the consolidated financial statements.

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES


Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1998 for a description of accounting policies and certain other disclosures. Certain items in the 1998 interim financial statements have been reclassified to conform to the 1999 presentation.

      The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Reinsurance

      The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

      Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between the Company, Kemper Reinsurance Company ("Kemper") and Dorinco Reinsurance Company ("Dorinco"). From July 1, 1996 to June 30, 1997, the Company supplemented this arrangement with a separate retrocession agreement with Kemper, Dorinco and Odyssey Reinsurance Corporation. Prior to July 1, 1996, the Company had a separate retrocession agreement with Vesta Fire Insurance Corporation. Under each of the agreements, the Company retains 25% and cedes 75% of the risk to the reinsurers.

Note 3 - Commitments and Contingencies

      In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit (including interest) with the court of $1,331,457 as of March 31, 1999 has been included as restricted cash in the accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of March 31, 1999. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

Note 4 - Subsequent Events

      On January 25, 1999, the Company executed a letter of intent with Onyx Insurance Group, Inc. ("Onyx") calling for Onyx to acquire a majority stake in Hallmark in return for an approximately $8 million equity investment. The completion of the proposed transaction was subject to the execution of definitive agreements, shareholder and regulatory approval and other customary conditions. On May 4, 1999, the Company terminated the letter of intent with Onyx due to the inability of the parties to negotiate a definitive agreement in a timely manner.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      Introduction. Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively referred to herein as the "Company") engage in the sale of property and casualty insurance products. The Company's business primarily involves marketing, underwriting and premium financing of non-standard automobile insurance, as well as claims adjusting and other insurance related services.

      The Company pursues its business activities through an integrated insurance group, (collectively, the "Insurance Group"), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

      Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. The Company's principal reinsurers are Kemper Reinsurance Company ("Kemper") and Dorinco Reinsurance Company ("Dorinco"), and they collectively assume 75% of
Hallmark s risk.   HFC finances annual and six-month policy premiums
through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names.

Financial Condition and Liquidity

      The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

      Net cash provided by the Company s consolidated operating activities increased $.7 million during the first quarter of 1999 compared to the first quarter of 1998. This increase is principally due to the increase in unearned premiums which is partially offset by decreases in various other
liabilities.    Cash used by investing activities increased approximately
$1.2 million. During the first quarter of 1998, the Company received approximately $1.1 million in proceeds from a note receivable. No such proceeds were received during 1999 as the note was repaid during the second quarter of 1998. Additionally, the Company increased its purchase of short-term investments during the first quarter of 1999 to capitalize on higher yields of discount notes as compared to overnight investments.

      On a consolidated basis, the Company's liquidity increased approximately $1.3 million during the first quarter of 1999. The Company's total cash, cash equivalents and investments (excluding restricted cash of approximately $1.8 million) at March 31, 1999 and December 31, 1998 were $15.9 million and $14.6 million respectively. This increased liquidity is primarily due to the combined effect of increased cash inflows from third party processing, increased policy production relative to year-end 1998, and increased retention of policy fees (as discussed below).

      A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $15.9 million at March 31, 1999, $2.2 million (as compared to approximately $2.8 million at December 31,
1998) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and
affiliates.   During the first three months of 1999 and 1998, Hallmark paid or accrued $175,000 and $200,000, respectively, in management fees. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 1999, and this should continue to be a moderate source of unrestricted liquidity. While the Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend, management is re-examining its current dividend policy.

      Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $4.5 million during the first quarter of 1999 as compared to $5.1 million during the first quarter of 1998. During the first quarter of 1999, AHGA received $.9 million in commissions related to this program from Hallmark, and paid earned commissions of $.4 million to independent agents. This has resulted in increased unrestricted liquidity for the Company.

      Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to $1.7 million at March 31, 1999 from $1.3 million at December 31, 1998. Deferred policy acquisition costs as of March 31, 1999 increased $0.6 million as compared to December 31, 1998. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core premium volume, particularly with respect to annual volume, during the first quarter of 1999 as compared to the third and fourth quarter of 1998.

      Reinsurance balances payable represents premiums written which are due to reinsurers. These balances are paid on a 60 day lag in accordance with reinsurance treaties. The increase in the reinsurance balances payable is due to increased premium volume during the first quarter of 1999 as compared to the fourth quarter of 1998.

      At March 31, 1999, Hallmark reported statutory capital and surplus of approximately $5.3 million which reflects an approximate 2% decrease over the balance reported at December 31, 1998. On a rolling-twelve months premium basis, Hallmark s premium-to-surplus ratio for the twelve months ended March 31, 1999 was 2.24 to 1 as compared to 2.13 to 1 for the year ended December 31, 1998 and 2.44 to 1 for the twelve months ended March 31, 1998. Management does not presently expect Hallmark to require additional capital during 1999 to fund existing operations. However, while programs currently in place should provide sufficient capital for near-term growth, additional capital or strategic alliances may be required to fund future expansion of the Company.

      Effective January 1, 1999, Hallmark amended its existing reinsurance treaties with Kemper and Dorinco whereby the minimum commission rate was increased by 1%, and Hallmark retains 100% of the policy fees as compared to 62.5% previously. These changes have positively impacted liquidity during the first quarter of 1999.

      Prior to 1999, the Company had a bank credit line which was used to fund premium finance notes of HFC. The bank credit line was not renewed upon its expiration. Assuming a modest growth in premium volumes, the Company intends to funds its premium finance notes with internally generated funds during 1999. According to the Dorinco loan agreement, principal payments on the Dorinco loan were to commence on March 31, 1999. In March 1999, the loan agreement was amended whereby the commencement of principal payments has been delayed until September 30, 1999.

      The Company continues to pursue third party claims handling and administrative contracts. The Company also continues to provide program administration for three unaffiliated managing general agencies (the

"unaffiliated MGAs") and claims handling services for four unaffiliated MGAs. Under these contracts, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, underwriting and policy processing (on two of the programs) and claims handling (on four programs). Hallmark assumes a pro-rata share of the business produced under the unaffiliated MGAs programs (ranging from 15% to 25%) with the remaining percentage of the business assumed by Hallmark s principal reinsurers. The premium volume ceded from these programs is considered a part of Hallmark's premium volume commitment to one of its principal reinsurers. Additionally, the Company has entered into a preliminary agreement to provide claims handling and statistical reporting for an unaffiliated commercial general agency.

      Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.

Results of Operations

      Gross premiums written (prior to reinsurance) for the first quarter of 1999 decreased approximately 14% in relation to gross premiums written during the same period in 1998. The decrease in gross premiums written was primarily due to price-competitive market conditions in the Texas non-standard auto industry which have adversely impacted premium volumes since the second quarter of 1998. Net premiums written (after reinsurance) for the first quarter of 1999 increased approximately 10% over the same period in 1998. The increase in net premiums written is due to the combined effect of Hallmark s retention of 100% of the policy fees (effective January 1,
1999) and the increased assumption of business written by four unaffiliated MGAs. As previously discussed under Financial Condition and Liquidity, the reinsurance treaties with Dorinco and Kemper were amended whereby Hallmark retains 100% of all policy fees written as compared to retention of 62.5% previously. Hallmark assumes between 15% and 25% of the business produced
by the unaffiliated MGAs.   Since this business is not reinsured, the
impact on net premiums written is intensified. The increased assumption of the third party business and the increased retention of policy fees was offset by a decrease in core State & County premiums written thus accounting for the decrease in gross premiums written.

      Premiums earned (prior to reinsurance) for the first quarter of 1999 decreased approximately 25% as compared to the same period of 1998. For the first quarter of 1999, net premiums earned (after reinsurance) decreased 6% in relation to the same period of 1998. The disproportionate change in premiums earned (prior to and after reinsurance) is due to the assumption of premiums produced by the unaffiliated MGAs which are fully retained by the Company, and thus have a greater impact on net premiums earned.

      Net incurred loss ratio (computed on net premiums earned after reinsurance) for the first quarter of 1999 was 59% compared to 60% for the same respective period of 1998. The loss ratio between 1999 and 1998 is slightly improved primarily due to the retention of 100% of the policy fees effective January 1, 1999 which is offset by increased loss ratios on the third party assumed business and the proration of policy fees on annual
business.   During 1998 Hallmark increased its assumption of unaffiliated
MGA business by adding three additional contracts. The overall loss ratio on the assumed business produced by the unaffiliated MGAs is higher than the loss ratio on the core State and County business. Also during the third quarter of 1998, the Company introduced a new annual program pursuant to which the policy fee is prorated over the life of the policy instead of fully earned as under the previous annual program. This change in recognition of policy fees has lowered earned premium thus contributing to an increase in loss ratio. Unearned policy fees (before any cancellation) on annual/six month policies to be recognized in future periods were $640,083.

      Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the credit balance of acquisition costs, net is primarily due to the deferral of commission expense related to the third party unaffiliated MGAs business during the first quarter of 1999 (there was no deferral during the first quarter of 1998) which is partially offset by lower ceding commission income and lower State & County core acquisition costs in 1999 than in 1998 due to lower annual/six month policy production during the first quarter of 1999 as compared to the first quarter of 1998.

      Other acquisition and underwriting expenses decreased approximately 10% during the first quarter of 1999 as compared to the same respective period of 1998. The decrease in expenses is primarily attributable to the combined effect of (1) decreases in variable expenses (such as salaries and related expenses, commission expense, front fees and premium taxes on the core State & County business) due to lower volumes, and reduced management resources spent on insurance operations and (2) a 1% increase in the minimum ceding commission. Management resources focused on building the third party processing and program administration business are allocated to operating expenses rather than acquisition and underwriting expenses.
These decreases are partially offset by an increase in commission expenses related to assumption of business written by unaffiliated MGAs. Additionally, ceding commission income decreased during 1999 as a result of a decrease in core State & County premium volume.

      Operating expenses include non-insurance operations expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased approximately 57% for the first quarter of 1999 as compared to the same period of 1998. The increase in operating expense is primarily attributable to increased expenses related to the processing of third party contracts. During the first quarter of 1998, the Company only provided processing for one unaffiliated MGA as compared to four contracts during the first quarter of 1999.

      Finance charges represent interest earned on premium notes issued by HFC. During the first quarter of 1999, finance charges decreased 29% as compared to the same period of 1998. This decrease is attributable to the decreased core State & County premium volume.

      Processing and service fees represents income earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first quarter of 1999 increased approximately 56% as compared to the same period of 1998 as a result of the increase in the number of the Company s contracts with third party unaffiliated MGAs.

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

      State of Readiness. The Company's primary information technology systems may be classified in the following categories:

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

      Investment Portfolio Systems: These systems consist of personal computer software programs from a third-party vendor which support the tracking and management of the Company s investment portfolio.

      General Ledger Systems: These systems consist of personal computer software programs from a third-party vendor which support the Company's accounting and management information functions.

      All of the Company's insurance systems have been modified to be Year 2000 compliant. Year 2000 modifications and additional enhancements to the programs supporting day-to-day insurance operations have been written, tested and demonstrated to be fully operational. Modifications to the programs supporting periodic batch processing and regulatory reporting have been written and are being implemented and tested as such applications are required in the course of the Company's business. The Company presently expects that all such periodic batch processing and regulatory reporting programs will be fully tested and operational by the end of the third quarter of 1999.

      The Company's premium finance systems, investment portfolio systems, and general ledger systems have been certified by the vendors to be Year 2000 compliant and are fully implemented.

      In addition, the Company has tested all material equipment and facilities known to contain embedded computer chips and believes them to be Year 2000 compliant. The Company has also corresponded with all of its major reinsurers to assure their Year 2000 readiness.

      Costs to Address Year 2000 Issues. The Company is executing its Year 2000 program primarily with existing internal resources. The principal costs associated with these internal resources are payroll and benefits of employees engaged in Year 2000 projects as part of their normal duties.
The Company does not separately track these internal costs attributable to its Year 2000 program.

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

      Risks and Contingency Plans. The Company believes that its most critical information technology systems are presently Year 2000 compliant and expects the remainder of its Year 2000 program to be completed as scheduled. Therefore, any adverse consequences from Year 2000 issues will result from presently unforeseen circumstances. As a result, the Company has not made an assessment of worst case Year 2000 scenarios or developed any continency plans.

      Although the Company believes that it is adequately addressing the Year 2000 issue, there can be no assurance that Year 2000 problems will not have a material adverse effect on its business, financial condition or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 failures could have a material adverse affect on the Company.


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

                                  PART II
                            OTHER INFORMATION

Item 1.     Legal Proceedings.

      Except for routine litigation incidental to the business of the Company and as described in Note 3 to the Consolidated Financial Statements of the Company, neither the Company, nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

Item 2.     Changes in Securities.
      None.

Item 3.     Defaults upon Security Securities.

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

      None.

Item 5.     Other Information.

      None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   No exhibits are filed herewith.

      (b) On February 17, 1999, the Company filed a report on Form 8-K disclosing the execution of a letter of intent with Onyx Insurance Group, Inc.

Exhibit                    Description


10(a) Form of Amendment No. 2 to the Loan Agreement dated March 11, 1997 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  HALLMARK FINANCIAL SERVICES, INC.
                            (Registrant)


Date: May 14, 1999                        /s/ Ramon D. Phillips
                                          Ramon D. Phillips, President
                                          (Chief Executive Officer)

Date: May 14, 1999                        /s/ John J. DePuma
                                          John J. DePuma, Chief Financial
                                          Officer