Form 10KSB/A
period 1998-12-31
HALLMARK FINANCIAL SERVICES INC
filed 1999-07-30
CIK 819913

CONFORMED COPY


                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB/A

                             Amendment No. 2

                 Annual Report under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1998

                    Commission file number 0-16090

                   HALLMARK FINANCIAL SERVICES, INC.
           (Name of Small Business Issuer in Its Charter)

       Nevada                                    87-0447375
(State or Other Jurisdiction             (I.R.S. Employer I.D. No.)
 of Incorporation or Organization)

14651 Dallas Parkway, Suite 900,                   75240
Dallas, Texas

 (Address of Principal                            (Zip Code)
  Executive Offices)

Issuer's Telephone Number, Including Area Code:  (972) 404-1637

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


This Amendment No. 2 amends and supplements the Form 10-KSB filed by Hallmark Financial Services, Inc. (the "Company") on March 29, 1999, and the Form 10-KSB/A filed by the Company on April 30, 1999, by restating the information under "Executive Compensation Agreements" included in Item 10 of Part III of Form 10-KSB.

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


                                PART III


Item 10.  Executive Compensation.


Executive Compensation Agreements

      The Company has entered into an Executive Compensation Agreement with each of Ramon D. Phillips, Raymond A. Kilgore, Linda H. Sleeper and Johnny
J. DePuma. The term of each agreement is automatically extended by an additional year on the first day of each calendar year unless notice has previously been given to the executive that the agreement will not be so extended. Prior to the conclusion of calendar year 1998, the Board of Directors notified the executives that the Executive Compensation Agreements would not be so extended as of January 1, 1999. As a result, each agreement will expire on December 31, 2000, unless hereafter extended.

      The Executive Compensation Agreement with the Chief Executive Officer specifies minimum levels of base salary and benefits and provides for various performance bonuses. The Chief Executive Officer has waived a portion of the specified compensation in each of the last two fiscal years. The agreement with each other executive officer provides for compensation and bonus as determined by the Chief Executive Officer, subject to review by the Board or the Compensation Committee. Each agreement includes covenants of the executive to at all times maintain the confidentiality of the Company's trade secrets and not to compete with the Company during the term of employment and for two years thereafter.

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

                     HALLMARK FINANCIAL SERVICES, INC.
                               (Registrant)


Date:    May 25, 1999        /s/ Ramon D. Phillips
                             Ramon D. Phillips, President
                            (Chief Executive Officer)

Date:    May 25, 1999       /s/ Johnny J. DePuma
                            Johnny J. DePuma, Vice President
                           (Chief Financial Officer/Principal Accounting
                            Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    May 25, 1999   /s/ Ramon D. Phillips
                        Ramon D. Phillips, Director

Date:    May 25, 1999   /s/ Linda H. Sleeper
                        Linda H. Sleeper, Director

Date:    May 25, 1999   /s/ Raymond A. Kilgore
                        Raymond A. Kilgore, Director

Date:    May 25, 1999   /s/ Jack R. Daugherty
                        Jack R. Daugherty, Director

Date:    May 25, 1999   ______________________________
                        Kenneth H. Jones, Jr., Director

Date:    May 25, 1999   /s/ Samuel W. Rizzo
                        Samuel W. Rizzo, Director

Date:    May 25, 1999   /s/ A. R. Dike
                        A. R. Dike, Director

Date:    May 25, 1999   /s/ James H. Graves
                        James H. Graves, Director

Date:    May 25, 1999   /s/ C. Jeffrey Rogers
                        C. Jeffrey Rogers, Director

Date:    May 25, 1999   /s/ George R. Manser
                        George R. Manser, Director