Form 10QSB
period 1999-06-30
HALLMARK FINANCIAL SERVICES INC
filed 1999-08-12
CIK 819913

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

             Quarterly report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1999



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

                              Yes   X     No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value 3 cents per share - 11,048,133 shares outstanding as of August 11, 1999.

                                  PART I
                          FINANCIAL INFORMATION

Item 1.     Financial Statements


                      INDEX TO FINANCIAL STATEMENTS


                                                              Page Number


Consolidated Balance Sheets at June 30, 1999 (unaudited)
and December 31, 1998                                              3


Consolidated Statements of Income (unaudited)
for the three and six months ended
June 30, 1999 and June 30, 1998                                    4


Consolidated Statements of Cash Flows (unaudited)
for the three and six months ended
June 30, 1999 and June 30, 1998                                    5


Notes to Consolidated Financial Statements (unaudited)             6

        HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                 June 30       December 31
          ASSETS                                   1999            1998
                                               (Unaudited)
Investments:
  Debt securities, held-to-maturity,
   at amortized cost                           $ 2,654,211     $ 4,444,606
  Equity securities, available-for-sale,
   at market value                                 145,695         151,375
  Short-term investments, at cost which
   approximates market value                     7,843,082       3,256,879

          Total investments                     10,642,988       7,852,860

Cash and cash equivalents                        4,761,821       6,776,274
Restricted cash                                  1,794,927       1,768,927
Prepaid reinsurance premiums                     6,314,333       5,110,204
Premium finance notes receivable                 7,088,830       5,287,945
 (net of allowance for doubtful
  accounts of $58,641 in 1999 and
  $52,119 in 1998)
Premiums receivable                              1,170,203       1,048,689
Reinsurance recoverable                         13,768,592      13,900,496
Deferred policy acquisition costs                2,782,858       2,088,902
Excess of cost over net assets
 acquired (net of accumulated
 amortization of $1,406,572 in 1999
 and $1,328,065 in 1998)                         4,823,641       4,902,149
Current federal income tax recoverable               -             150,031
Deferred federal income taxes                       14,488          43,636
Accrued investment income                           44,047          68,042
Other assets                                       569,763         622,798
                                              $ 53,776,491    $ 49,620,953

  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                               $  7,066,651    $  7,098,383
  Unpaid losses and loss adjustment
   expenses                                     15,956,675      16,014,569
  Unearned premiums                             10,121,673       7,733,624
  Reinsurance balances payable                   2,121,113       2,097,564
  Deferred ceding commissions                    1,654,556       1,349,142
  Drafts outstanding                               800,322         739,817
  Accrued ceding commission refund               1,074,295         744,686
  Current federal income taxes payable             170,248            -
  Accounts payable and other accrued expenses    2,424,955       1,958,920
  Accrued litigation costs                         950,000         950,000

        Total liabilities                       42,340,488      38,686,705

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, 3 cents par value, authorized
   100,000,000 shares; issued 11,854,610
   shares in 1999 and 1998                         355,638         355,638
  Capital in excess of par value                10,875,212      10,875,212
  Retained earnings                              1,258,487         755,994
  Accumulated other comprehensive income           (10,167)         (9,429)
  Treasury stock, 806,477 shares, at cost       (1,043,167)     (1,043,167)
        Total stockholders' equity              11,436,003      10,934,248

                                               $53,776,491     $49,620,953

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                       Three Months Ended             Six Months Ended
                             June 30                       June 30
                     1999           1998          1999             1998
Gross premiums
 written        $ 8,241,565    $ 8,399,198    $ 18,407,258    $ 20,157,639
Ceded premiums
 written         (4,723,427)    (5,346,653)    (10,693,734)    (13,277,787)
  Net premiums
   written      $ 3,518,138    $ 3,052,545     $ 7,713,524     $ 6,879,852

Revenues:
 Gross premiums
  earned        $ 8,259,477    $10,007,858     $16,019,209     $20,344,400
 Earned
  premiums
  ceded          (4,822,930)   ( 6,707,611)     (9,489,605)    (13,739,085)
 Net premiums
  earned          3,436,547      3,300,247       6,529,604       6,605,315

 Investment
  income, net of
  expenses          178,920        204,313         352,476         389,599
 Finance charges    528,567        504,888         966,288       1,124,056
 Interest income -
  note receivable      -               865            -             14,047
 Processing and
  service fees      542,674        446,065       1,006,624         743,742
 Other income        91,370        125,607         193,333         214,809

  Total revenues  4,778,078      4,581,985       9,048,325       9,091,568

Benefits, losses
 and expenses:
  Losses and
  loss adjustment
  expenses        6,281,791      6,462,235      11,538,522      13,514,670
 Reinsurance
 recoveries      (4,015,104)    (4,344,154)     (7,451,304)     (9,402,583)
   Net losses
   and loss
   adjustment
   expenses       2,266,687      2,118,081       4,087,218       4,112,087

 Acquisition
  costs, net       (114,077)       127,803        (388,542)         (1,784)
 Other acquisi-
  tion and
  underwriting
  expenses        1,176,594      1,170,645       2,509,196       2,639,722
 Operating
  expenses          925,131        733,925       1,634,623       1,192,487
 Interest
  expense           148,076        196,487         295,023         381,335
 Amortization
  of intangible
  assets             39,254         57,085          78,507         105,257

Total benefits,
 losses and
 expenses         4,441,665      4,404,026       8,216,025       8,429,104

Income from
operations
before federal
income taxes        336,413        177,959         832,300         662,464

Federal income
 tax expense        139,641         77,788         329,807         260,439

Net income       $  196,772     $  100,171      $  502,493      $  402,025

Basic and
 diluted
 earnings
 per share       $     0.02     $     0.01      $     0.05      $     0.04

Common Stock
Shares
Outstanding      11,048,133     10,663,277

               The accompanying notes are an integral part
                of the consolidated financial statements.

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                  Six Months Ended
                                                      June 30
                                              1999                  1998
Cash flows from operating activities:
  Net income                             $   502,493          $   402,025
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:

  Depreciation and amortization expense      132,553              203,692
  Change in deferred federal income taxes     29,148              (50,928)
  Change in prepaid reinsurance premiums  (1,204,129)             461,298
  Change in premiums receivable             (121,514)            (122,185)
  Change in deferred policy acquisition
   costs                                    (693,956)             175,931
  Change in deferred ceding commissions      305,414             (177,620)
  Change in unpaid losses and loss
   adjustment expenses                       (57,894)          (1,168,069)
  Change in unearned premiums              2,388,049             (186,762)
  Change in reinsurance recoverable          131,904            1,189,788
  Change in reinsurance balances payable      23,549             (782,575)
  Change in current federal income
   tax recoverable                              -                 411,368
  Change in current federal income
   tax payable                               320,279                 -
  Change in accrued ceding commission
   refund                                    329,609              398,763
  Change in all other liabilities            526,539              213,139
  Change in all other assets                  50,192             (174,433)

    Net cash provided by operating
    activities                             2,662,236              793,432

Cash flows from investing activities:
 Purchases of property and equipment         (27,208)             (53,242)
 Premium finance notes originated        (12,096,418)         (15,882,308)
 Premium finance notes repaid             10,295,533           15,135,565
 Repayment of note receivable                   -               1,149,280
 Change in restricted cash                   (26,000)             (31,200)
 Maturities and redemptions of
  investment securities                    1,795,338              720,285
 Purchase of short-term investments       (8,386,203)          (6,686,488)
 Maturities of short-term investments      3,800,000            2,537,000

  Net cash used in investing activities   (4,644,957)          (3,111,108)

Cash flows from financing activities:
   Proceeds from common stock issued            -                     250
   Proceeds from bank credit line               -                 750,000
   Repayment of short-term borrowings        (31,732)             (28,724)

   Cash (used in) provided by financing
    activities                               (31,732)             721,526

Decrease in cash and cash equivalents     (2,014,453)          (1,596,150)
Cash and cash equivalents at beginning
 of period                                 6,776,274            5,814,127
Cash and cash equivalents at end of
 period                                  $ 4,761,821          $ 4,217,977

                      The accompanying notes are an integral part
                       of the consolidated financial statements.

Item 1.  Notes to Consolidated Financial Statements (Unaudited).

Note 1 - Summary of Accounting Policies

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

      The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Reinsurance

      The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

      Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between the Company, GE Reinsurance Corporation ("GE Re"), (formerly Kemper Reinsurance Company) and Dorinco Reinsurance Company ("Dorinco"). From July 1, 1996 to June 30, 1997, the Company supplemented this arrangement with a separate retrocession agreement with GE Re, Dorinco and Odyssey Reinsurance Corporation. Prior to July 1, 1996, the Company had a separate retrocession agreement with Vesta Fire Insurance Corporation. Under each of the agreements, the Company retains 25% and cedes 75% of the risk to the reinsurers.

Note 3 - Commitments and Contingencies

      In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited

$1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit (including interest) with the court of $1,343,457 as of June 30, 1999 has been included as restricted cash in the accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of June 30, 1999. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

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

      Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. The Company's principal reinsurers are GE Reinsurance Corporation ("GE Re"), (formerly Kemper Reinsurance Company) and Dorinco Reinsurance Company ("Dorinco"),
and they collectively assume 75% of Hallmark s risk.   HFC finances annual
and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the Hallmark Agencies name, and through independent agents operating under their own respective names.

Financial Condition and Liquidity

      The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

      Net cash provided by the Company s consolidated operating activities was approximately $1.9 million greater during the first six months of 1999 than during the first six months of 1998. This increase is principally due to the increase in annual policy production during the first six months of 1999 as compared to 1998. Cash used by investing activities increased $1.5 million as the Company increased its purchase of short-term investments during the first six months of 1999 to capitalize on higher yields of discount notes as compared to overnight investments. Additionally, during the first half of 1998, the Company received approximately $1.1 million in proceeds from a note receivable. No such proceeds were received during 1999 as the note was fully repaid during 1998. Cash provided by financing activities was approximately $0.8 million greater in the first half of 1998 as compared to 1999 primarily due to an advance of approximately $0.8 million from the Company's bank credit line. No such advances were taken in 1999.

      On a consolidated basis, the Company's liquidity increased approximately $0.8 million during the first six months of 1999. The Company s total cash, cash equivalents and investments (excluding restricted cash of approximately $1.8 million) at June 30, 1999 and December 31, 1998 were $15.4 million and $14.6 million respectively. This increased liquidity is primarily due to the combined effect of positive changes in reinsurance treaty terms (as discussed below), increased cash inflows from third party processing and increased policy production relative to year-end 1998.

      A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $15.4 million at June 30, 1999, $1.7 million (as compared to approximately $2.8 million at December 31,
1998) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and
affiliates.   During the first six months of 1999 and 1998, Hallmark paid or accrued $325,000 and $350,000, respectively, in management fees. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 1999, and this should continue to be a moderate source of unrestricted liquidity. The Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend.

      Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $7.5 million during the first six months of 1999 as compared to $7.7 million during the first six months of 1998. During the first six months of 1999, AHGA received $1.6 million in commissions related to this program from Hallmark, and paid earned commissions of $0.9 million to independent agents. This has resulted in increased unrestricted liquidity for the

Company. During the first six months of 1998, AHGA received $1.8 million in commissions related to this program from Hallmark, and paid earned commissions of $1.6 million to independent agents.

      Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to approximately $1.7 million at June 30, 1999 from $1.3 million at December 31, 1998. Deferred policy acquisition costs as of June 30, 1999 increased approximately $0.7 million as compared to December 31, 1998. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core premium volume, particularly with respect to annual policy production, during the first six months of 1999 as compared to the last six months of 1998.

      Premium finance notes receivable increased $1.8 million during 1999 as a result of increased annual policy production during the first six months of 1999 as compared to the last six months of 1998.

      Prepaid reinsurance premiums and unearned premiums increased as expected in relation to increased annual policy production during the first six months of 1999 as compared to the last six months of 1999 as discussed above.

      Accounts payable and other accrued expenses increased as a result of increased commissions due to independent agents under the earned commission program. As discussed above, annual policy production has increased since year-end, thus generating more commission due to the agents.

      At June 30, 1999, Hallmark's statutory capital and surplus remains at approximately $5.3 million. Hallmark s premium-to-surplus ratio on an annualized basis was 2.88 to 1 as of June 30, 1999 as compared to 2.13 to 1 for the year ended December 31, 1998 and 2.55 to 1 at June 30, 1998. Management does not presently expect Hallmark to require additional capital during 1999 to fund existing operations. However, while programs currently in place should provide sufficient capital for near-term growth, additional capital or strategic alliances may be required to fund future expansion of the Company.

      Effective January 1, 1999, Hallmark amended its reinsurance treaties with GE Re and Dorinco whereby the minimum commission rate was increased by 1%, and Hallmark retains 100% of the policy fees as compared to 62.5% previously. These changes have positively impacted liquidity during the first six months of 1999 by approximately $0.6 million.

      Previously, the Company had a bank credit line which was used to fund premium finance notes of HFC. The bank credit line was not renewed upon its expiration on February 15, 1999. Assuming a modest growth in annual/six month premium volumes, the Company intends to funds its premium finance notes with internally generated funds during 1999. At June 30, 1999 and 1998, the Company had outstanding to Dorinco a note payable of approximately $7.0 million. Provisions of the Dorinco loan agreement, as amended, provide for interest only payments through September 30, 1999. Dorinco and the Company have agreed to further amend the loan agreement to provide for monthly principal payments of $20,000 plus interest through January 31, 2000. The remaining balance will be paid under the original note provisions based upon a five year amortization.

      The Company continues to pursue third party claims handling and administrative contracts. The Company provides program administration for three unaffiliated managing general agencies (the "unaffiliated MGAs") and claims handling services for four unaffiliated MGAs. Under these contracts, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, underwriting and policy processing (on two of the programs) and claims handling. Hallmark assumes a pro-rata share of the business produced under each of the unaffiliated MGAs programs (ranging from 15% to 25%) with the remaining percentage of the business assumed by Hallmark s principal reinsurers. The premium volume ceded from these programs is considered a part of Hallmark s premium volume commitment to one of its principal reinsurers. Additionally, the Company has entered into a preliminary agreement to provide claims handling and statistical reporting for an unaffiliated commercial general agency.

      Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.

Results of Operations

      Gross premiums written (prior to reinsurance) for the three and six months ended June 30, 1999 decreased approximately 2% and 9%, respectively, in relation to gross premiums written during the same respective periods in 1998. The decrease in gross premiums written was primarily due to price-competitive market conditions in the Texas non-standard auto industry which have adversely impacted premium volumes since the second quarter of 1998. Net premiums written (after reinsurance) for the three and six months ended June 30, 1999 increased 15% and 12%, respectively, over the same respective periods in 1998. The increase in net premiums written is due to the combined effect of Hallmark s retention of 100% of policy fees (effective January 1, 1999) and increased assumption of business written by four unaffiliated MGAs. As previously discussed under Financial Condition and Liquidity, the reinsurance treaties with Dorinco and GE Re were amended whereby Hallmark retains 100% of all policy fees as compared to retention of 62.5% previously. Hallmark assumes between 15% and 25% of the business produced by the unaffiliated MGAs. Since this business is not reinsured, the impact on net premiums written is intensified. The increased assumption of the third party business and the increased retention of policy fees was offset by a decrease in core State & County premiums written thus accounting for the decrease in gross premiums written.

      Premiums earned (prior to reinsurance) for the three and six months ended June 30, 1999 decreased approximately 17% and 21%, respectively, as compared to the same period of 1998. For the three months ended June 30, 1999, net premiums earned (after reinsurance) increased 4% while for the six months ended June 30, 1999, net premiums earned decreased slightly in relation to the same respective periods of 1998. The disproportionate change in premiums earned prior to and after reinsurance is due to the assumption of premiums produced by the unaffiliated MGAs and Hallmark's retention of the policy fees (effective January 1, 1999), both of which are fully retained by the Company, and thus have a greater impact on net premiums earned.

      Net incurred loss ratio (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 1999 were 66% and 63%, respectively, compared to 64% and 62% for the same respective periods of 1998. The slight increases in the loss ratio between 1999 and 1998 is primarily due to assumption of business of the unaffiliated MGAs and to hail-related claims incurred in May and June 1999 on all business (State & County core and MGA's). The overall loss ratio on assumed business produced by the unaffiliated MGAs is higher than the loss ratio on the core State and County business. Additionally, during the third quarter of 1998, the Company introduced a new annual program pursuant to which the policy fee is prorated over the life of the policy instead of fully earned as under the previous annual program. This change in recognition of policy fees has temporarily lowered earned premium thus contributing to an increase in loss ratio. Unearned policy fees (before any cancellation) on annual/six month policies to be recognized in future periods were $711,988 at June 30, 1998. The effect of these changes on the loss ratio is partially offset by the retention of 100% of the policy fees effective January 1, 1999 which has increased net earned premium.

      Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the credit balance of acquisition costs, net is primarily due to the deferral of commission expense related to the third party unaffiliated MGAs business during the first six months of 1999 (there was no deferral during the first six months of 1998) and to an increase in the deferral rate as the policy mix of annual/six month to monthly has increased 3% since December 31, 1998. This increase is partially offset by lower ceding commission income.

      Other acquisition and underwriting expenses for the three months ended June 30, 1999 remained relatively constant with the same period of 1998 while other acquisition and underwriting expenses for the six months ended June 30, 1999 decreased approximately 5% as compared to the same respective period of 1998. The decrease in expenses for the six months is primarily attributable to the combined effect of (1) decreases in variable expenses (such as salaries and related expenses, commission expense, front fees and premium taxes on the core State & County business) due to lower volumes, and reduced management resources spent on insurance operations and
(2) a 1% increase in the minimum ceding commission. Management resources have been utilized to build and manage the third party processing and program administration business and are allocated to operating expenses rather than acquisition and underwriting expenses. These decreases are partially offset by an increase in commission expenses related to assumption of business written by unaffiliated MGAs. Additionally, despite the 1% increase in ceding commission, ceding commission income decreased as a result of a decrease in core State & County premium volume for the first six months of 1999 compared to the same period of 1998.

      Operating expenses include non-insurance operations expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased approximately 26% and 37%, respectively, during the three and six months ended June 30, 1999 as compared to the same respective periods of 1998. The increase in operating expenses is primarily attributable to increased expenses related to the processing of third party contracts. During the first six months of 1998, the Company only provided processing for two unaffiliated MGAs (one started April 1998) as compared to four contracts during the entire first six months of 1999.

      Finance charges represent interest earned on premium notes issued by HFC net of bad debt charge-offs. During the three months ended June 30, 1999, finance charges increased approximately 5% while during the six months ended June 30, 1999 finance charges decreased 14% as compared to the same respective periods of 1998. While interest earned for the three months actually decreased, charge-offs of uncollectible interest decreased by a greater extent. This, in turn, resulted in a net increase in finance charges for the second quarter of 1999 and also a decrease in the allowance for doubtful accounts at June 30, 1999 compared to March 31, 1999. The decrease for the six months is attributable to the decreased core State & County annual/six month premium volume in relation to the same period in 1998, and to a lesser extent, a decrease in the interest rate charges on premium notes generated.

      Processing and service fees represent income earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the three and six months ended June 30, 1999 increased approximately 22% and 35%, respectively, as compared to the same respective periods of 1998. The increased income is a result of a greater number of contracts with unaffiliated MGAs.

      The effective tax rate for the six months ended June 30, 1999 and June 30, 1998 is approximately 40% which is higher than the corporate income tax rate of 34%. The difference in the income tax rates is due to differences related to unearned premium reserve and deferred acquisition costs for each of the respective periods.


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

      State of Readiness. The Company's primary information technology systems may be classified in the following categories:

      Insurance Systems: These systems consist of mainframe hardware and the Company's proprietary software programs that support its day-to-day insurance operations (including policy issuance, premiums collection and claims handling) and periodic batch processing and regulatory reporting.

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

      In addition, the Company has tested all material equipment and facilities known to contain embedded computer chips and believes them to be Year 2000 compliant. The Company has also corresponded with all of its major reinsurers and assured their Year 2000 readiness.

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

      None.

Item 3.     Defaults upon Security Securities.

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

      (a) The Company's Annual Meeting of Shareholders was held on June 30, 1999. Of the 11,048,133 shares of common stock of the Company entitled to vote at the meeting, 8,497,579 shares were present in person or by proxy.

      (b) The following individuals were elected to serve as directors for the Company: Ramon D. Phillips, Linda H. Sleeper, Raymond A. Kilgore, James H. Graves, George R. Manser and C. Jeffrey Rogers.

      (c)   There was no other business to come before the meeting.


Item 5.     Other Information.

      None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) The exhibits listed in the Exhibit Index appearing on page 14 are filed herewith.

      (b) The Company did not file any Form 8-K Current Reports during the second quarter of 1999.

                                Exhibit Index

Exhibit                          Description


10(a)       Endorsement No. 5, effective January 1, 1999, to the Quota
Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective January 1, 1997.

10(b)       Endorsement No. 4, effective January 1, 1999, to the Quota
Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (GE Re Reinsurance Company), effective July 1, 1996.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)


Date: August 12, 1999              /s/ Ramon D. Phillips
                                   Ramon D. Phillips, President (Chief
                                   Executive Officer)

Date: August 12, 1999              /s/ John J. DePuma
                                   John J. DePuma, Chief Financial Officer