Form 10QSB
period 1999-09-30
HALLMARK FINANCIAL SERVICES INC
filed 1999-11-12
CIK 819913

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

             Quarterly report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

                       Commission file number 0-16090


                      Hallmark Financial Services, Inc.
    (Exact name of small business issuer as specified in its charter)


              Nevada                                     87-0447375
   -------------------------------                   ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

      14651 Dallas Parkway, Suite 900
               Dallas, Texas                               75240
   ----------------------------------                    ----------
   (Address of principal executive offices)              (Zip Code)


     Issuer's telephone number, including area code:  (972) 404-1637

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      Common Stock, par value $.03 per share - 11,048,133 shares outstanding as of November 10, 1999.

                                     PART I
                             FINANCIAL INFORMATION

  Item 1.   Financial Statements


                    INDEX TO FINANCIAL STATEMENTS

                                                     Page Number
                                                     -----------

  Consolidated Balance Sheets at September 30,            3
  1999 (unaudited) and December 31, 1998

  Consolidated Statements of Income (unaudited)           4
  for the three and nine months ended September

  Consolidated Statements of Cash Flows                   5
  (unaudited) for the nine months ended

  Notes to Consolidated Financial Statements              6
  (unaudited)

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 --------
                                                   September 30   December 31
                                                       1999          1998
                                                    (Unaudited)
                                                    -----------   ----------
  Investments:
     Debt securities, held-to-maturity,
       at amortized cost                           $  4,336,102  $ 4,444,606
     Equity securities, available-for-sale,
       at market value                                  144,352      151,375
     Short-term investments, at cost which
       approximates market value                      6,336,834    3,256,879
                                                    -----------   ----------
              Total investments                      10,817,288    7,852,860

  Cash and cash equivalents                           5,436,651    6,776,274
  Restricted cash                                     1,806,927    1,768,927
  Prepaid reinsurance premiums                        7,115,232    5,110,204
  Premium finance notes receivable (net of
    allowance for doubtful accounts of $78,326
    in 1999 and $52,119 in 1998)                      8,085,278    5,287,945
  Premiums receivable                                   976,376    1,048,689
  Reinsurance recoverable                            14,832,334   13,900,496
  Deferred policy acquisition costs                   2,813,848    2,088,902
  Excess of cost over net assets acquired (net
    of accumulated amortization of $1,445,825
    in 1999 and $1,328,065 in 1998)                   4,784,388    4,902,149
  Current federal income tax recoverable                      -      150,031
  Deferred federal income taxes                         127,569       43,636
  Accrued investment income                              35,843       68,042
  Other assets                                          539,381      622,798
                                                    -----------   ----------
                                                   $ 57,371,115  $49,620,953
                                                    ===========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
     Notes payable                                $   7,050,182 $  7,098,383
     Unpaid losses and loss adjustment expenses      16,905,487   16,014,569
     Unearned premiums                               11,124,889    7,733,624
      Reinsurance balances payable                    2,992,581    2,097,564
      Deferred ceding commissions                     1,912,323    1,349,142
      Drafts outstanding                                804,493      739,817
      Accrued ceding commission refund                1,229,869      744,686
      Current federal income taxes payable              153,990          -
      Accounts payable and other accrued expenses     2,682,909    1,958,920
      Accrued litigation costs                          950,000      950,000
                                                    -----------   ----------
           Total liabilities                         45,806,723   38,686,705
                                                    -----------   ----------
  Stockholders' equity
      Common stock, $.03 par value, authorized
        100,000,000 shares issued 11,854,610
        shares in 1999 and 1998                         355,638      355,638
      Capital in excess of par value                 10,875,212   10,875,212
      Retained earnings                               1,386,876      755,994
      Accumulated other comprehensive income            (10,167)      (9,429)
      Treasury stock, 806,477 shares, at cost        (1,043,167)  (1,043,167)
                                                    -----------   ----------
           Total stockholders' equity                11,564,392   10,934,248
                                                    -----------   ----------
                                                   $ 57,371,115  $49,620,953
                                                    ===========   ==========
               The accompanying notes are an integral part
                 of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended            Nine Months Ended
                                         September 30                  September 30
                                       ----------------             ------------------
                                      1999          1998           1999            1998
Gross premiums written          $   9,631,847  $  5,833,905    $ 28,039,106  $  25,991,543
Ceded premiums written             (5,797,482)   (3,656,419)    (16,491,216)   (16,934,207)
                                 ------------   -----------     -----------   ------------
      Net Premiums written      $   3,834,365  $  2,177,486    $ 11,547,890  $   9,057,336
                                 ============   ===========     ===========   ============
Revenues:
   Gross premiums earned            8,628,631     8,465,140      24,647,840     28,809,541
   Earned premiums ceded           (4,996,583)   (5,602,549)    (14,486,188)   (19,341,634)
                                 ------------   -----------     -----------   ------------
      Net Premiums earned           3,632,048     2,862,591      10,161,652      9,467,907

   Investment income, net
    of expenses                       212,356       203,614         564,832        593,212
   Finance charges                    521,974       266,504       1,488,262      1,390,560
   Processing and service fee         499,973       442,288       1,506,597      1,186,030
   Other income                        93,784       129,484         287,116        358,341
                                 ------------  ------------     -----------   ------------
       Total revenues               4,960,135     3,904,481      14,008,459     12,996,050
                                 ------------  ------------     -----------   ------------

Benefits, losses and expenses:
   Losses and loss adjustment
     expenses                       7,355,814     6,349,007      18,894,337     19,863,677
   Reinsurance recoveries          (4,911,209)   (4,208,418)    (12,362,513)   (13,611,002)
                                 ------------  ------------     -----------   ------------
        Net losses and loss
          adjustment expenses       2,444,605     2,140,589       6,531,824      6,252,675

Acquisition costs, net                226,777       (18,801)       (161,766)       (20,585)
Other acquisition and
  underwriting expenses             1,096,832     1,285,739       3,606,015      3,925,461
Operating expenses                    809,345       717,819       2,443,980      1,910,307
Interest expense                      149,275       198,092         444,299        579,427
Amortization of intangible
  assets                               39,254        39,254         117,761        144,511
                                 ------------  ------------     -----------   ------------
        Total benefits losses
          and expenses              4,766,088     4,362,692      12,982,113     12,791,796
                                 ------------  ------------     -----------   ------------
Income (loss) from operations
  before federal income taxes         194,047      (458,211)      1,026,346        204,254
Federal income tax expense             65,661      (136,979)        395,468        123,461
                                 ------------  ------------     -----------   ------------

Net income (loss)               $     128,386 $    (321,232)   $    630,878         80,793
                                 ============  ============     ===========   ============

Basic and diluted earnings
  per share                     $        0.01 $       (0.03)   $       0.06           0.01
                                 ============  ============     ===========   ============
Common stock shares outstanding    11,048,133    10,668,277      11,048,133     10,668,277
                                 ============  ============     ===========   ============

               The accompanying notes are an integral part
                of the consolidated financial statements

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                            Nine Months Ended
                                                              September 30
                                                           ------------------
                                                           1999         1998
                                                       ----------   ----------
  Cash flows from operating activities:
     Net income                                       $   630,878  $    80,793

     Adjustments to reconcile net loss to cash
        Depreciation and amortization expense             214,558      287,547
        Change in deferred Federal income taxes           (83,933)      64,924
        Change in prepared reinsurance premiums        (2,005,028)   2,475,311
        Change in premiums receivable                      72,313     (127,982)
        Change in deferred policy acquisition costs      (724,946)     803,150
        Change in deferred ceding commissions             563,181     (823,640)
        Change in unpaid losses and loss
          adjustment expenses                             890,918   (1,618,778)
        Change in unearned premiums                     3,391,265   (2,885,880)
        Change in reinsurance recoverable                (931,838)   1,972,417
        Change in reinsurance balances payable            895,017   (1,271,541)
        Change in current federal income
          tax recoverable                                  -           635,920
        Change in current federal income payable          304,021       -
        Change in accrued ceding commission refund        485,183   (1,393,985)
        Change in all other liabilities                   788,664     (307,042)
        Change in all other assets                         68,043     (243,954)
                                                       ----------   ----------
            Net cash provided by (used in)
              operating activities                      4,558,300   (2,352,740)
                                                       ----------   ----------

  Cash flows from investing  activities:
     Purchases of property and equipment                  (48,292)     (65,849)
     Premium finance notes originated                 (18,734,555) (20,018,621)
     Premium finance notes repaid                      15,937,222   21,606,838
     Repayment of note receivable                          -         1,149,280
     Change in restricted cash                            (38,000)     (46,800)
     Purchase of debt securities                       (1,792,633)      -
     Maturities and redemptions of
       investment securities                            1,906,491      810,366
     Purchase of short-term investments               (12,301,156)  (9,509,061)
     Maturities of short-term investments               9,221,201    8,011,679
                                                       ----------   ----------
        Net cash (used in) provided by investing       (5,849,722)   1,937,832
                                                       ----------   ----------
  Cash flows from financing activities:
      Proceeds from common stock issued                    -             2,150
      Repayment of short-term borrowings                  (48,201)     (43,632)
      Proceeds from bank credit line                       -           750,000
                                                       ----------   ----------
          Net cash (used in) provided by
             financing activities                         (48,201)     708,518
                                                       ----------   ----------
  (Decrease) increase in cash and cash equivalents     (1,339,623)     293,610
  Cash and cash equivalents at beginning of period      6,776,274    5,814,127
                                                       ----------   ----------
  Cash and cash equivalents at end of period          $ 5,436,651  $ 6,107,737
                                                        =========    =========

              The accompanying notes are an integral part
               of the consolidated financial statements

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

  Item 1.  Notes to Consolidated Financial Statements (Unaudited).

  Note 1 - Summary of Accounting Policies

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1999 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

      The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

  Note 2 - Reinsurance

      The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

      Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between the Company, GE Reinsurance Corporation (GE Re) (formerly Kemper Reinsurance Company) and Dorinco Reinsurance Company (Dorinco). From July 1, 1996 to June 30, 1997, the Company supplemented this arrangement with a separate retrocession agreement with GE Re, Dorinco and Odyssey Reinsurance Corporation. Prior to July 1, 1996, the Company had a separate retrocession agreement with Vesta Fire Insurance Corporation. Under each of the agreements, the Company retains 25% and cedes 75% of the risk to the reinsurers.

  Note 3 - Commitments and Contingencies

      In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiffs motion for attorneys fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit (including interest) with the court of $1,355,457 as of September 30, 1999 has been included as restricted cash in the accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of September 30, 1999. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

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

      The Company pursues its business activities through an integrated insurance group (collectively, the Insurance Group), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

      Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. The Company's principal reinsurers are GE Reinsurance Corporation (GE Re) (formerly Kemper Reinsurance Company) and Dorinco Reinsurance Company (Dorinco), and they collectively assume 75% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the Hallmark Agencies name, and through independent agents operating under their own respective names.

  Financial Condition and Liquidity

      The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

      Net cash provided by the Company's consolidated operating activities was approximately $6.9 million greater during the first nine months of 1999 than during the same period of 1998. This increase is principally due to the increase in annual policy production during the first nine months of 1999 as compared to 1998 as well as Hallmark's increased retention of policy fees during 1999 (see further discussion below). Cash used by investing activities increased approximately $7.8 million as the Company increased its purchase of debt securities and short-term investments during the first nine months of 1999 to capitalize on higher yields of bonds and discount notes as compared to overnight investments. Additionally, during 1998, the Company received approximately $1.1 million in proceeds from a note receivable. No such proceeds were received during 1999 as the note was fully repaid during 1998. Cash provided by financing activities was approximately $0.8 million greater during the first nine months of 1998 as compared to 1999 primarily due to an advance of approximately $0.8 million from the Company's bank credit line (see further discussions of bank credit line below). No such advances were taken in 1999.

      On a consolidated basis, the Company's liquidity increased $1.6 million during the first nine months of 1999. The Company's total cash, cash equivalents and investments (excluding restricted cash of $1.8 million) at September 30, 1999 and December 31, 1998 were $16.3 million and $14.6 million respectively. This increased liquidity is primarily due to the combined effect of positive changes in reinsurance treaty terms (as discussed below), and increased third party processing fees and policy production relative to year-end 1998.

      A substantial portion of the Company's liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $16.3 million at September 30, 1999, approximately $1.7 million (as compared to approximately $2.8 million at December 31, 1998) represents non-restricted cash. During 1999, the Company is funding premium finance notes with internally generated funds. These funds are transferred to Hallmark, and as such are not available for general corporate purposes thus reducing non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance
  (TDI) approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates. During the first nine months of 1999 and 1998, Hallmark paid or accrued $425,000 and $475,000, respectively, in management fees. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 1999, and this should continue to be a moderate source of unrestricted liquidity. The Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend.

      Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an earned basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $11.9 million during the first nine months of 1999 as compared to $9.1 million during the first nine months of 1998. During the first nine months of 1999, AHGA received approximately $2.5 million in commissions related to this program from Hallmark, and paid earned commissions of $1.4 million to independent agents. This has resulted in increased unrestricted liquidity for the Company during 1999. During the first nine months of 1998, AHGA received $2.1 million in commissions related to this program from Hallmark and paid earned commissions of $2.2 million to independent agents.

      Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to $1.9 million at September 30, 1999 from $1.3 million at December 31, 1998. Deferred policy acquisition costs as of September 30, 1999 increased $0.7 million as compared to December 31, 1998. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core premium volume, particularly with respect to annual policy production, during the first nine months of 1999 as compared to the last nine months of 1998.

      Premium finance notes receivable increased $2.8 million as of September 30, 1999 compared to December 31, 1998 as a result of increased annual policy production during the first nine months of 1999.

      Prepaid reinsurance premiums and unearned premiums at September 30, 1999 increased as expected in relation to the balance at December 31, 1998 due to increased annual policy production during the first nine months of 1999.

      Accounts payable and other accrued expenses increased as a result of increased commissions due to independent agents under the earned commission program. As discussed above, annual policy production has increased since year-end, thus generating more commission due to agents.

      At September 30, 1999, Hallmark's statutory capital and surplus had increased slightly to approximately $5.5 million. Hallmark's premium-to-surplus ratio on an annualized basis was 2.81 to 1 as of September 30, 1999 as compared to 2.13 to 1 for the year ended December 31, 1998 and 2.24 to 1 at September 30, 1998. Management does not presently expect Hallmark to require additional capital during 1999 to fund existing operations. However, while programs currently in place should provide sufficient capital for near-term growth, additional capital or strategic alliances may be required to fund future expansion of the Company.

      Effective January 1, 1999, Hallmark amended its reinsurance treaties with GE Re and Dorinco whereby the minimum commission rate was increased by 1%, and Hallmark retains 100% of the policy fees as compared to 62.5% previously. These changes have positively impacted liquidity during the nine months of 1999.

      Previously, the Company had a bank credit line which was used to fund premium finance notes of HFC. The bank credit line was not renewed upon its expiration on February 15, 1999. Assuming a modest growth in annual/six month premium volumes, the Company intends to funds its premium finance notes with internally generated funds during 1999. At September 30, 1999 and 1998, the Company had outstanding to Dorinco a note payable of approximately $7.0 million. Provisions of the Dorinco loan agreement, as amended, provide for interest only payments through September 30, 1999. Dorinco and the Company have agreed to further amend the loan agreement to provide for monthly principal payments of $20,000 plus interest through January 31, 2000. The remaining balance will be paid under the original note provisions based upon a five year amortization.

      The Company continues to pursue third party claims handling and administrative contracts. The Company provides program administration for three unaffiliated managing general agencies (the unaffiliated
  MGAs) and claims handling services for four unaffiliated MGAs. Under these contracts, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, underwriting and policy processing (on two of the programs) and claims handling. Hallmark assumes a pro-rata share of the business produced under each of the unaffiliated MGAs programs (ranging from 15% to 25%) with the remaining percentage of the business assumed by Hallmark's principal reinsurers. The premium volume ceded from these programs is considered a part of Hallmark's premium volume commitment to one of its principal reinsurers.

      Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.

  Results of Operations

      Gross premiums  written (prior to  reinsurance) for  the three  and nine months ended September 30, 1999 increased approximately 65% and 8%, respectively, in relation to gross premiums written during the same respective periods in 1998. The increase in gross premiums written is primarily due to the increase in the core State and County premium volume during the third quarter and to increased volume from unaffiliated MGAs as compared to the prior year. Net premiums written (after reinsurance) for the three and nine months ended September 30, 1999 increased 76% and 28%, respectively, over the same respective periods in 1998. The increase in net premiums written is due to the combined effect of Hallmark's retention of 100% of policy fees (effective January 1, 1999) and an increase in business written by four unaffiliated MGAs, a portion of which is assumed by Hallmark. Since this business is not reinsured, the impact on net premiums written is intensified.

      Gross premiums earned (prior to reinsurance) for the three months ended September 30, 1999 increased approximately 2% over the same period of 1998 while gross premiums earned for the nine months ended September 30, 1999 decreased approximately 14% as compared to the same period of 1998. For the three and nine months ended September 30, 1999, net premiums earned (after reinsurance) increased 27% and 7%, respectively in relation to the same respective periods of 1998. The disparate change in premiums earned prior to and after reinsurance is due to the assumption of premiums produced by the unaffiliated MGAs, and Hallmark's retention of the policy fees (effective January 1, 1999), both of which are fully retained by the Company, and thus have a greater impact on net premiums earned.

      Premiums earned (both prior to reinsurance and after reinsurance) did not increase in the same proportion as premiums written. The disproportionate changes are due to the combined effect of a significant increase in premium volume during the third quarter of 1999 as compared to 1998, and an increase in the annual premium volume during 1999 as compared to 1998. The earning of the annual premiums written during the third quarter of 1999 will occur throughout the remainder of 1999 and into the year 2000.

      Net incurred loss ratio (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 1999 were 67% and 64%, respectively, compared to 75% and 66% for the same respective periods of 1998. The decrease in the loss ratios between 1999 and 1998 is primarily due to the change in retention of policy fees to 100% effective January 1, 1999 which has increased net earned premium. This decrease is partially offset by (i) generally lower premium rates in 1999, (ii) the increased assumption of third party unaffiliated business (which has a higher overall loss ratio than the core State & County business), and (iii) hail-related claims incurred in May and June 1999.

      Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the credit balance of acquisition costs, net for the nine months ended September 30, 1999 as compared to the same respective period of 1998, is primarily due to an increase in the deferral rate as the policy mix has shifted from more monthly to more annual/six month policies during 1999. This increase is partially offset by higher ceding commission income due to increased premium volume and increased commission rate. The increase in acquisition costs, net for the three months ended September 30, 1999 as compared to the same respective period of 1998 is attributable to increased commission expense recognition due to higher loss ratios on the unaffiliated MGA business.

      Other acquisition and underwriting expenses for the three and nine months ended September 30, 1999 decreased approximately 15% and 8%, respectively, over the same respective periods of 1998. The decrease in expenses is primarily attributable to the combined effect of (1) decreases in salaries and related expenses and reduced management resources spent on insurance operations and (2) a 1% increase in the minimum ceding commission. Management resources have been utilized to build and manage the third party processing and program administration business and are allocated to operating expenses rather than acquisition and underwriting expenses. These decreases are partially offset by an increase in commission expense related to assumption of business written by unaffiliated MGAs and to the core State & County premium during the third quarter of 1999.

      Operating expenses include non-insurance operating expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased approximately 13% and 28% during the three and nine month periods ended September 30, 1999 as compared to the same respective periods of 1998. The increase in operating expenses is primarily attributable to increased expenses related to the processing of third party contracts.

      Finance charges represent interest earned on premium notes issued by HFC net of uncollected earned interest charge-offs. During the three and nine months ended September 30, 1999, finance charges increased approximately 96% and 7%, respectively, as compared to the same respective periods of 1998. During 1999, charge-offs of uncollectible interest have decreased in relation to 1998. This, coupled with the increased core State & County annual premium volume, resulted in a net increase in finance charges for 1999.

      Processing and service fees represent income earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the three and nine months ended September 30, 1999 increased 13% and 27%, respectively, as compared to the same respective periods of 1998. The increased income is a result of increased year-to-date premium volume of the third party MGAs during 1999 as compared to 1998.

  Year 2000 Compliance

      General. The Year 2000 problem concerns the inability of some computerized systems to properly recognize and process date-sensitive information on and after January 1, 2000, due to the use of only the last two digits to identify a year. During 1998, the Company implemented a Year 2000 compliance program to assess and remedy Year 2000 issues affecting the Company. This Year 2000 compliance program has been completed. As a result, the Company presently expects that all of its material systems and equipment will be ready for the Year 2000 transition.

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

      All of the Company's insurance systems have been modified to be Year 2000 compliant. Year 2000 modifications and additional enhancements to the programs supporting day-to-day insurance operations have been written, tested and demonstrated to be fully operational. On October 16, 1999, the Company conducted an extensive test of its modified policy management system for Year 2000 compliance. After advancing the system date beyond January 1, 2000, a series of tests were performed on both the operating system and policy management system. The results of the tests indicated that all insurance systems were compliant with the Year 2000.

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

      Costs to Address Year 2000 Issues. The Company has executed its Year 2000 program primarily with existing internal resources. The principal costs associated with these internal resources are payroll and benefits of employees engaged in Year 2000 projects as part of their normal duties. The Company does not separately track these internal costs attributable to its Year 2000 program.

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

      Risks and Contingency Plans. The Company believes that its information technology systems are presently Year 2000 compliant. Therefore, any adverse consequences from Year 2000 issues will result from presently unforeseen circumstances. As a result, the Company has not made an assessment of worst case Year 2000 scenarios or developed any contingency plans.

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


      (b) The Company did not file any Form 8-K Current Reports during the third quarter of 1999.

                              Exhibit Index
                              -------------


 Exhibit                       Description
 -------                       -----------

  10(a) Addendum No. 1 to the Retrocession Contract effective June 1, 1998 between Dorinco Re and American Hallmark Insurance Company of Texas and Harold Loving, d/b/a Texas Insurance Facilities.

  10(b) Endorsement No. 1 to the Retrocession Contract effective March 1, 1998 between Dorinco Re and American Hallmark Insurance Company of Texas and Associated General Agency, Inc.

  10(c) Automobile Physical Damage Catastrophe Excess of Loss Reinsurance Contract effective January 1, 1999 between American Hallmark Insurance Company of Texas and GE Reinsurance Corporation.

                                SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HALLMARK FINANCIAL SERVICES, INC.
                                       (Registrant)



  Date:  November 12, 1999    /s/ Ramon D. Phillips
                              ----------------------------
                              Ramon D. Phillips, President
                              (Chief Executive Officer)


  Date:  November 12, 1999    /s/ John J. DePuma
                              ---------------------------------------
                              John J. DePuma, Chief Financial Officer