Form 10KSB40
period 1999-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2000-03-27
CIK 819913

CONFORMED COPY

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB

            Annual Report under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1999

                   Commission file number 0-16090

                  HALLMARK FINANCIAL SERVICES, INC.
           ----------------------------------------------
           (Name of Small Business Issuer in Its Charter)

                Nevada                                  87-0447375
    ----------------------------               --------------------------
    (State or Other Jurisdiction               (I.R.S. Employer I.D. No.)
   of Incorporation Organization)

 14651 Dallas Parkway, Suite 900, Dallas, Texas            75240
 ----------------------------------------------          ----------
    (Address of Principal Executive Offices)             (Zip Code)

  Issuer's Telephone Number, Including Area Code:  (972) 404-1637

  Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class          Name of Each Exchange on Which Registered
   ---------------------------      -----------------------------------------
   Common Stock $.03 par value      American Stock Exchange Emerging Company
                                                   Marketplace

  Securities registered under Section 12(g) of the Exchange Act:  None

  Check whether the issuer (1) filed all reports required to be  filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorte period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days.             Yes  [ XX ]      No  [    ]

  Check  if  there is no disclosure of delinquent  filers  in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or informatio statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB.
                            Yes  [ XX ]      No  [    ]

  State issuer's revenues for its most recent fiscal  year - $19,200,694.

  State the aggregate market value of the voting stock held by non-affiliates $3,759,502 as of March 21, 2000.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $.03 par value - 11,048,133 shares outstanding as of March 21, 2000.

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

  AHGA holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through independent agents operating under their own names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting, and cash management for unaffiliated managing general agents ("MGAs").

  HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA.

  HCS provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services to Hallmark and unaffiliated MGA's.


  Insurance Group Operations

  Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several transactions, most of the companies now referred to as the Insurance Group. HFS manages Hallmark, AHGA, the Hallmark Agencies, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices. AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents and provides premium processing, underwriting, reinsurance accounting, and cash management to unaffiliated third parties. HFC offers premium finance programs for
  State & County policies marketed by the Hallmark Agencies and independent agents. HCS provides claims services to Hallmark and unaffiliated MGA's.

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

  The  Company  writes  annual, monthly  and six-month  policies.     The
  Company's core net premium volume was composed of a policy mix of 51% annual, 47% monthly and 2% six-month policies in 1999, and 46% annual, 49% monthly and 5% six-month policies in 1998. The Company's typical customer is unable or unwilling to pay either a half- or full-year's premium in advance, and thus a monthly policy, or an annual or six-month policy subject to financing, suits his/her budgetary needs.

  The Company finances annual and six-month policy premiums produced by AHGA through a premium finance program offered by HFC. During both 1999 and 1998, approximately 92% of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program. During 1997, approximately 91% of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program.

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


  Underwriting and Other Ratios

  An insurance company's underwriting experience is traditionally measured by its statutory "combined ratio". The combined ratio under statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the "statutory loss ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). The approximate SAP underwriting profit or loss is affected to the extent the combined ratio is less or more than 100%. During 1999, 1998 and 1997, Hallmark experienced statutory loss ratios of 66.5%, 69.0% and 65.9%, respectively. During the same periods, it experienced statutory expense ratios of 29.1 %, 38.2% and 39.2%, respectively, and statutory combined ratios of 96%, 107% and 105%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by accounting principles generally accepted in the United States ("GAAP").

  Hallmark's 1999 statutory loss ratio decreased in relation to 1998 principally due to the change in retention of policy fees to 100% effective January 1, 1999 which increased net earned premium. This decrease is partially offset by (1) generally lower premium rates in 1999 (2) the assumption of increased third party MGA business (which has a higher overall loss ratio than the core State & County business), and (3) hail-related claims incurred in May and June 1999. Hallmark's 1998 statutory loss ratio increased in relation to 1997 principally due to the increased assumption of unaffiliated MGA business by Hallmark during 1998.

  The decrease in the 1999 statutory expense ratio is primarily attributable to (1) decreases in salaries and related expenses and increased management resources spent on premium finance and unaffiliated MGA operations, (2) a 1% increase in the minimum ceding commission, and (3) change in certain underwriting procedures which has served to decrease underwriting expenses. The decrease in the 1998 statutory expense ratio as compared to 1997 is primarily attributable to decreased overhead expenses as a result of cost saving measures initiated by management during 1998 in light of decreased premium volumes of the core State & County business.

  Under Texas Department of Insurance ("TDI") guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 1999, 1998, and 1997, Hallmark's premium-to-surplus ratios were 2.57 to 1, 2.13 to 1 and 2.35 to 1, respectively. The increase in the 1999 premium-to-surplus ratio is attributable to increased premium volumes of the core State & County business as well as an increase in unaffiliated MGA premium volume assumed during 1999. The decrease in the 1998 premium-to-surplus ratio is attributable to the decreased premium volumes of the core State & County business.


  Reinsurance Arrangements

  Hallmark shares its claims risk with non-affiliated insurance companies. Commencing March 1, 1992, Hallmark and AHGA entered into a reinsurance arrangement with State & County. Effective July 1, 1996, this arrangement was supplemented by separate risk-sharing agreements between Hallmark and three unaffiliated companies, all of which are rated A- or better by A.M. Best: GE Reinsurance Company, formerly Kemper Reinsurance Company ("GE RE"), Dorinco Reinsurance Company
  ("Dorinco"),  and   Odyssey  Reinsurance   Corporation  ("Odyssey").
  Effective July 1, 1997, the treaty was renewed with GE RE and Dorinco under substantially the same terms and conditions

  Under the Company's arrangement with State & County, AHGA is a managing general agent appointed by State & County to issue State & County policies, as well as to appoint producing agents to sell these policies. As compensation for acting as managing general agent, AHGA receives from Hallmark commissions equal to a percentage of premiums written. It uses the majority of these commissions to compensate its producing agents for selling State & County policies. AHGA issues State & County policies in accordance with Hallmark's underwriting standards and pursuant to rates approved by State & County. Although State & County is required to file periodic rate adjustments with the state, TDI approval is not required. Hallmark reinsures 100% of the State & County business produced by AHGA. Ceding fees paid by Hallmark to State & County are equal to a percentage of premiums written (including policy origination fees). The ceding fee rate decreases as the annual volume of premiums written exceeds specified levels.

  Under related reinsurance agreements effective July 1, 1997, GE RE and Dorinco, collectively, assume 75% of the State & County business produced by AHGA. From July 1, 1996 through June 30, 1997, GE RE, Dorinco and Odyssey, collectively, assumed 75% of the State & County business. In addition, these reinsurers unconditionally guarantee
  Hallmark's and  AHGA's obligations  to  State &  County.   Under  the
  current reinsurance agreements Hallmark retains 100% of the policy origination fees, pays premium taxes and ceding fees on 100% of the business produced, and receives a 30% provisional commission on the portion of the business ceded. Prior to 1999, Hallmark retained 62.5% and ceded 37.5% of policy origination fees to the reinsurers. Policy origination fees are fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The provisional commission paid under the reinsurance treaties is adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Hallmark can earn a maximum commission of 33.5% and is guaranteed minimum commissions of 29% and 26% under the GE RE and Dorinco agreements, respectively, regardless of loss experience. During 1998, the minimum commission rates were 28% and 25%, respectively.


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

   As managing general agent, AHGA manages the marketing of the Company's non-standard automobile insurance program through a retail network of affiliated and independent agencies. At December 31, 1999, there were five affiliated offices operating under the American Hallmark Agencies name in Amarillo, Corpus Christi, Lubbock and the Dallas metropolitan area. During 1998, the Company restructured the Hallmark Agencies by closing seven of its offices and opening two new offices (both of which were subsequently closed). In addition, the Company is represented by more than 600 independent agents with offices located throughout the State of Texas.

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

  Competition

  Information available from industry sources indicates that the annual private passenger automobile insurance market in Texas is approximately $8.4 billion in premium volume. Annual premium volume of the non-standard automobile policies written in Texas approximated $2.4 billion, according to 1998 data. The Company's gross premiums written were approximately $38 million in 1999, $32 million in 1998 and $40 million in 1997. The Texas non-standard automobile insurance market has become increasingly competitive in recent years as evidenced by a significant number of new companies in the market place, introduction of new programs by existing competitors and more competitive pricing of new and existing programs. This has been caused predominately by excess capital and surplus in major insurance and reinsurance companies. To compete in this environment, the Company attempts to promptly set rates that are directed toward the lower-risk segment of the non-standard auto market, to continually improve its underwriting criteria, and to provide superior service to its agents and insureds.


  Insurance Regulation

  The operations of Hallmark, AHGA and HFC are regulated by TDI. HFC is also subject to further regulation under the Texas Credit Code. Hallmark is required to file quarterly and annual statements of its financial condition with TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, premium-to-surplus ratio, loss reserves, deposits and investments, is subject to review by TDI. Since Hallmark does not write its insurance directly, but rather writes through a county mutual, its premium rates and underwriting guidelines are not subject to the same degree of regulation imposed on standard insurance companies. However, State & County must file rate changes with TDI. AHGA and the producing agents who staff the Hallmark Agencies offices are also subject to TDI's licensing requirements. In addition, HFC is subject to licensing, financial reporting and certain financial requirements required by TDI. Interest rates, note forms and disclosures, among other things, are regulated by the Office of Consumer Credit Commissioner.

  TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the State of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. There were no assessments during 1999 and 1998, thus Hallmark made no payments to the fund during those years.

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

  On May 13, 1996, TDI issued its formal report on the results of TDI's regular, triennial examination of Hallmark's books and records as of September 30, 1995. The report indicated that no significant items or discrepancies were noted during the examination. In December 1999, TDI completed the fieldwork for its triennial examination of Hallmark as of December 31, 1998 and has subsequently issued the preliminary "draft" report. The Company does not anticipate issuance of the formal report by TDI until the second quarter of 2000. The preliminary report does not propose to adjust any previously issued statutory financial statements. On March 6, 2000, TDI began fieldwork for a market conduct examination of AHGA. The Company does not anticipate issuance of a formal report by TDI until the second quarter of 2000.

  Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. TDI adopted the Model Act during 1998. Hallmark's 1999 and 1998 adjusted capital under the RBC calculation exceeded the minimum TDI requirement by 67% and 46%, respectively.


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

  The Company seeks to continually improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments, and other information within a legal and regulatory environment which affects development of ultimate liabilities.
  Beginning mid-1995, the Company implemented significant changes and enhancements in its claims operations. These changes have resulted in, among other things, (1) faster payment of claims, (2) increased conservatism in case reserving procedures to more promptly reflect estimated, ultimate claim-settlements and LAE costs, and (3) more aggressive claims handling resulting in a significantly lower average liability claim payment. The 1999 accident-year continues to be favorably affected by these changes. During late-1997 and 1998, the Company significantly accelerated its use of voluntary mediations (prior to court-ordered mediations) and began to more aggressively participate in "settlement weeks" sponsored by the courts in various counties throughout the state. These actions have increased the timeliness in which litigation claims settle and have favorably impacted ultimate settlements.

  Changes in loss development patterns and claim payments can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses. Future changes in estimates of claim costs may adversely affect future period operating results; however, such effects cannot be reasonably estimated currently.

  Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 1999 and 1998 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet


                                                    1999           1998
                                                  (Thousands of Dollars)
                                                   ------         ------
     Reserve for unpaid losses and               $  4,580       $  4,668
        LAE, net of reinsurance
        recoverables, at beginning
        of year

     Provision for losses and LAE                   9,330          8,130
        for claims occurring in the
        current period

     Increase in reserve for unpaid                    14            317
        losses and LAE for claims
        occurring in prior periods

     Payments for losses and LAE,
        net of reinsurance:

         Current period                            (5,724)        (5,209)
          Prior periods                            (2,791)        (3,326)
                                                   ------         ------
                                                   (8,515)        (8,535)
                                                   ------         ------
     Reserve for unpaid losses and               $  5,409       $  4,580
        LAE, net of reinsurance
        recoverable, at end of year

     Reinsurance recoverable on                    12,395         11,435
        unpaid losses and LAE
        at end of year
                                                   ------         ------
     Reserve for unpaid losses and                $17,804        $16,015
        LAE, gross of reinsurance                  ======         ======
        at end of year

  SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 1999 and 1998 are summarized below:

                                                           1999      1998
                                                          -----------------
                                                      (Thousands of Dollars)

   Reserve for unpaid losses and LAE on a SAP basis
   (net of reinsurance recoverables on unpaid losses      $5,196    $4,409

   Add estimated future unallocated LAE reserve for
   which HCS is contractually liable                         213       171


                                                           -----     -----
   Reserve for unpaid losses and LAE on a GAAP basis
   (net of reinsurance recoverables on unpaid losses)     $5,409    $4,580
                                                           =====     =====


  Analysis of Loss and LAE Reserve Development

  The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1989 through 1999. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

  Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year. The effects on income in the past two years of changes in estimates of the liabilities for losses and LAE are shown in the table under reconciliation of reserves for unpaid losses and LAE.

                              ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                    (Thousands of dollars)

  Year Ended December 31                  '89     '90    '91    '92    '93    '94    '95    '96    '97     '98     '99
  ----------------------                  ----    ----   ----   ----   ----   ----   ----   ----   ----    ----    ----
  A. Reserve for Unpaid Losses & LAE,     3039    2968   3353   4374   4321   4297   5923   5096   4668    4580    5409
  Net of Reinsurance Recoverables

  B. Net Reserve Re-estimated as of :
  One year later                          3186    3126   2815   3423   4626   5175   5910   6227   4985    4594
  Two years later                         3353    3001   2885   3285   4499   5076   6086   6162   4954
  Three years later                       3374    3090   2813   3147   4288   5029   6050   6117
  Four years later                        3408    3052   2700   3095   4251   5034   6024
  Five years later                        3384    2988   2699   3067   4238   5031
  Six years later                         3363    2994   2685   3065   4239
  Seven years later                       3359    2987   2686   3065
  Eight years later                       3359    2990   2686
  Nine years later                        3359    2990
  Ten years later                         3359

  C. Net Cumulative Redundancy            (320)    (22)   667   1309     82   (734)  (101) (1021)  (286)    (14)
  (Deficiency)

  D. Cumulative Amount of Claims Paid,
  Net of Reserve Recoveries, through:
  One year later                          1991    2100   1958   2109   3028   3313   3783   4326   3326    2791
  Two years later                         2994    2760   2472   2768   3883   4442   5447   5528   4287
  Three years later                       3285    2956   2654   2958   4147   4861   5856   5860
  Four years later                        3363    2990   2668   3027   4207   4975   5933
  Five years later                        3369    2983   2669   3054   4218   5005
  Six years later                         3361    2981   2685   3056   4223
  Seven years later                       3359    2987   2686   3056
  Eight years later                       3359    2990   2686
  Nine years later                        3359    2990
  Ten years later                         3359


  Net  Reserve-December 31                                                                               $4,580  $5,409

  Reinsurance Recoverables                                                                               11,435  12,395
  Gross Reserve - December 31                                                                           $16,015 $17,804
                                                                                                         ======  ======
  Net Re-estimated Reserve                                                                                4,594
  Re-estimated Reinsurance Recoverable                                                                   10,975
  Gross Re-estimated Reserve                                                                            $15,569
                                                                                                         ======
  Gross Cumulative  Redundancy                                                                          $   446
                                                                                                         ======

  Investment Policy

  Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity. Maturities, bond calls and prepayments of mortgage-backed securities totaling $2,426,532 represent the securities liquidated in 1999. In addition, as part of the
  Company's overall investment strategy, the Company utilizes an integrated cash management system to maximize investment earnings on all available cash. During 1999, the Company's investment income totaled $789,584 compared to $778,932 for 1998.


  Employees

  On December 31, 1999, the Company  employed  129 people on a  full-time
  basis.   None  of  the Company's employees  are  represented  by  labor unions.  The Company considers its employee relations to be excellent.


  Item 2. Description of Property.

  The Company's corporate headquarters are located at 14651 Dallas Parkway, Suite 900, Dallas, Texas. The suite is located in a high-rise office building and contains approximately 23,641 square feet of space. Effective January 1, 1995, the Company renegotiated its lease for a period of 71 months to expire November 30, 2000. The rent is currently $28,456 per month. The Hallmark Agencies' offices are located in five Texas cities, including Corpus Christi, Amarillo, Lubbock and the Dallas metropolitan area. These offices are located in office buildings, shopping centers, store fronts and similar commercial structures in low and middle income neighborhoods. They contain an average of 900 square feet. All are leased, some on a month-to-month basis and others for remaining terms ranging up to 36 months. The type of space the Hallmark Agencies occupy is generally available at moderate rentals. The Company does not consider the location of any particular agency office to be material to its insurance marketing operations.

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of 1999, the Company did not submit any matter to a vote of its security holders.


                               PART II


  Item 5.  Market for Common Equity and Related Stockholder Matters.

  The Company's Common Stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 1998.


       Period                        High Sale      Low Sale
       ------                        ---------      --------
       1998
       ----
       First Quarter                  $ 1.44         $ 1.00
       Second Quarter                   1.38           0.94
       Third Quarter                    1.13           0.56
       Fourth Quarter                   0.81           0.38

       1999
       ----
       First Quarter                  $ 0.68         $ 0.19
       Second Quarter                   0.50           0.31
       Third Quarter                    0.50           0.31
       Fourth Quarter                   0.50           0.31

       2000
       ----
       First Quarter (thru March 21)  $ 0.44         $ 0.38


  On March 21, 2000 there were 163 record holders and approximately 560 beneficial shareholders of the Company's Common Stock.

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

  Net cash flow provided by the Company's consolidated operating activities was $6.2 million greater for the year ended December 31, 1999 as compared to the same period of 1998. This increase is principally due to the increase in annual policy production as well as Hallmark's increased retention of policy fees (from 62.5% to 100%) during 1999. During the same time period, net cash used by investing activities increased $11.4 million principally due to increased annual policy premium volume during 1999. As such, HFC originated more premium finance notes than it received in premium finance payments. Additionally, the Company increased its purchase of short-term investments in order to capitalize on higher yields of discount notes as compared to overnight investments. Cash provided by financing activities was approximately $3.2 million greater for the year ended December 31, 1999 as compared to the same respective period of 1998. During the fourth quarter of 1999, HFC received proceeds of $6.5 million as a result of a secured financing arrangement structured as a sale of premium finance notes to an unaffiliated third party. Of the $6.5 million in proceeds, the Company utilized approximately $4.0 million to pay down a note payable to Dorinco (See Note 5).

  On a consolidated basis, the Company's liquidity increased 10% as of December 31, 1999 as compared to December 31, 1998. The Company's consolidated cash, cash equivalents and investments at December 31, 1999 and 1998 were $16,134,118 and $14,629,134, respectively, excluding restricted cash of $3,422,297 and $1,768,927, respectively.

  A substantial portion of the Company's 1999 consolidated liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $16,134,118 at December 31, 1999, $850,384 (as compared to $2,791,757 in 1998)
  represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to HFS are also restricted and, in certain instances, subject to TDI approval. Based on surplus at December 31, 1999, Hallmark could pay a dividend of up to $601,314 to HFS during 2000 without TDI approval. In addition, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and other affiliates. Accordingly, management fees of $425,000 were paid or accrued in 1999, and management fees of $610,000 were paid or accrued in 1998. Management anticipates that Hallmark will continue to pay management fees periodically during 2000, and this should continue to be a moderate source of unrestricted liquidity. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

  Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual and six-month policies, but commissions to most independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual/six month policies was approximately $16.5 million in 1999 compared to $11.0 million in 1998. During 1999, AHGA received $3.4 million in commissions related to this annual policy program from Hallmark and paid earned commissions of $2.1 million. This has resulted in increased unrestricted liquidity for the Company during 1999. During 1998, AHGA received $2.5 million in commissions related to this program from Hallmark and paid earned commissions of $2.7 million to independent agents.

  Ceding commission income represents a significant source of funds to the Company. Ceding commission income for 1999 increased $0.9 million (representing a 17% increase) as compared to 1998. This increase is primarily attributable to increased premium volume of the core State & County business. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to approximately $2.2 million at December 31, 1999 from approximately $1.4 million at December 31, 1998. The increase in deferred ceding commission income is principally due to the increase in the Company's core State & County annual premium volume. Deferred policy acquisition costs as of December 31, 1999 increased in relation to the prior year. This increase is also primarily attributable to the increase in the Company's core State & County annual premium volume.

  Prepaid reinsurance premiums, unpaid losses and LAE and reinsurance recoverable generally increased as expected in relation to increased premium writings. (See Notes 3 and 4 to the Consolidated Financial Statements.)

  At December 31, 1999, the Company reported approximately $9.3 million in notes payable as compared to $7.1 million at December 31, 1998. During the fourth quarter of 1999, HFC entered into a secured financing agreement (the "Financing Agreement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities (See Note 5). As of December 31, 1999, HFC had an outstanding balance on advances under the Financing Agreement of $6,261,737. The Company used approximately $4.0 million of the proceeds to reduce the Dorinco debt.

  Accrued  litigation  costs  reflect   management's  estimate  of   loss
  contingencies related to a lawsuit currently being appealed. (See Note 11 to the Consolidated Financial Statements.)

  At December 31, 1999, Hallmark reported statutory capital and surplus of $6.0 million, which reflects an increase of $0.6 million over the $5.4 million reported at December 31, 1998. Hallmark reported statutory net income of approximately $0.4 million during 1999 compared to a nominal loss in 1998. The remaining $0.2 million increase in surplus is attributable to a reduction in the excess statutory reserves over statement reserves recorded in 1998. At December 31, 1999, Hallmark showed a premium-to-surplus ratio of 2.57 to 1, as compared to
  2.13 to 1 for the year ended December 31, 1998.

  Changing market conditions in the non-standard industry adversely impacted premium volumes during 1998 and, to a lesser extent 1999. Management has taken steps to stimulate volumes and more closely correlate expenses with premium volumes. Although volumes trended downward beginning in April 1998, an upward trend began in December 1998 and continued into 1999. Although liquidity increased during 1999, market conditions remain volatile and a reversal in the most recent upward volume trend could negatively impact liquidity. Management expects that 2000 liquidity generated from its current core State & County business and third party service contract income will, at a minimum, remain constant with 1999.

  The Company continues to pursue third party claims handling and administrative contracts. The Company provides program administration for three unaffiliated MGAs and claims handling services for four unaffiliated MGAs. Under these contracts, the Company, as program administrator, performs certain administrative functions, including but not limited to, cash management, underwriting and rate-setting reviews, policy processing (on two of the programs) and claims handling. Hallmark assumes a pro-rata share of the business produced under each of the unaffiliated MGAs programs (ranging from 15% to 25%) with the remaining percentage of the business assumed by Hallmark's principal reinsurers.

  Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.

  Results of Operations

  Gross premiums written (prior to reinsurance) of approximately $38.0 million for the year ended December 31, 1999 were approximately $5.5 million greater than gross premiums written of approximately $32.5 million in 1998, representing an increase of approximately 17%. The increase in gross premiums written during 1999 was primarily due to the increase in the core State & County premium volume and increased premium volume from assumed business produced by unaffiliated MGAs as compared to the prior year. Net premiums written (after reinsurance) increased 34% during 1999 as compared to 1998. The increase in net premiums written is due to the combined effect of the increase in Hallmark's core State & County business, the retention of 100% of policy fees (effective January 1, 1999) and an increase in business written by four unaffiliated MGAs, a portion of which is assumed by Hallmark. Since this business is not reinsured, the impact on net premiums written is intensified.

  Although gross premiums earned (prior to reinsurance) of $33.9 million decreased approximately 7% during 1999 as compared to 1998, net premiums earned (after reinsurance) increased approximately 16%. The disparate change in premiums earned prior to and after reinsurance is due to the assumption of premiums produced by third party unaffiliated MGAs and Hallmark's full retention of policy fees (effective January 1,1999), both of which are fully retained by the Company.

  Incurred loss ratios (computed on premiums earned both prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 1999, were approximately 79% and 65%, respectively, as compared to 70% prior to and 67% after reinsurance for 1998. The increase in the gross incurred loss ratio (prior to reinsurance) during 1999 is due to (1) generally lower premium rates in 1999, (2) an increase of third party unaffiliated MGA business assumed (which has a higher overall loss ratio than the core State & County business), and (3) hail-related claims incurred in May and June 1999. The decrease in the net incurred loss ratio is principally due to Hallmark's retention of 100% of policy fees during 1999, and to a lesser extent a decrease in loss adjustment expense during 1999.

  Finance charges, which increased approximately 10% during 1999, represent interest earned on premium notes issued by HFC. This increase is directly correlated to the increase in the core State & County premium volume.

  Processing and service fees, which increased 40% during 1999, primarily represent income earned on third party processing and servicing contracts. This increase is principally attributable to the increased premium volume produced by the third party MGAs during 1999. Additionally, all third party unaffiliated MGAs were in operation during the entire year of 1999 compared to various periods during 1998.

  Other acquisition and underwriting expenses decreased approximately 15% as compared to the prior year. The decrease in other acquisition and underwriting expenses is primarily due to decreases in salaries and related benefit expenses and management resources spent on non-insurance operations and certain changes in underwriting procedures. Additionally, the minimum ceding commission rate was increased by 1% during 1999. Management resources have been used to develop third party processing and program administration business and are reallocated to operating expenses (as discussed in the following paragraph). The decrease in these expenses is partially offset by increased commission expense related to increased core State & County premium volume and to assumption of business written by third party unaffiliated MGAs.

  Operating expenses include non-insurance operations expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased 38% in relation to the prior year. The majority of this increase in operating expenses is attributable to the deployment of management and staff resources devoted to the development, administration and/or processing of third party contracts, and increased expenses related to increased volume in the Company's premium finance operations.

  During 1998 the Company restructured the Hallmark Agencies by closing seven of its offices and opening two new offices (both of which were subsequently closed). The excess of the accrued restructuring reserve over the costs actually incurred was recorded as a reduction of expenses in 1998.


  Item 7.  Financial Statements

  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.


  Description                                                   Page Number
  -----------                                                   -----------
  Report of Independent Accountants                                 F-2

  Consolidated Balance Sheets at December 31, 1999 and 1998         F-3

  Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998                                        F-4

  Consolidated Statements of Stockholders' Equity for the Years
  December 31, 1999 and 1998                                        F-5

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998                                        F-6

  Notes to Consolidated Financial Statements                        F-7


  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

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


  Item 13.  Exhibits and Reports on Form 8-K.

      (a) Exhibits. The exhibits listed in the Exhibit Index appearing at page 17 of this report are filed with or incorporated by reference in this Report.

      (b) Reports on Form 8-K. The Company did not file any Form 8-K Current Reports during the fourth quarter of 1999.

                            SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HALLMARK FINANCIAL SERVICES, INC.
                                           (Registrant)

   Date:        March 27, 2000       /s/ Ramon D. Phillips
                                     ----------------------
                                     Ramon D. Phillips, President (Chief
                                     Executive Officer)

   Date:        March 27, 2000       /s/ Johnny J. DePuma
                                     ----------------------
                                     Johnny J. DePuma, Vice President
                                     (Chief Financial Officer/Principal
                                     Accounting Officer)


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Date:        March 27, 2000       /s/ Ramon D. Phillips
                                     ----------------------
                                     Ramon D. Phillips, Director

   Date:        March 27, 2000       /s/ Linda H. Sleeper
                                     ----------------------
                                     Linda H. Sleeper, Director

   Date:        March 27, 2000       /s/ Raymond A. Kilgore
                                     ----------------------
                                     Raymond A. Kilgore, Director

   Date:        March 27, 2000       /s/ James H. Graves
                                     ----------------------
                                     James H. Graves, Director

   Date:        March 27, 2000       /s/ C. Jeffrey Rogers
                                     ----------------------
                                     C. Jeffrey Rogers, Director

   Date:        March 27, 2000       /s/ George R. Manser
                                     ----------------------
                                     George R. Manser, Director

                               EXHIBIT INDEX

   The  following  exhibits   are  either  filed  with  this  report   or
  incorporated by reference.

  Exhibit
  Number                        Description
  ------                        -----------
  3(a) Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

  3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

  4 Specimen certificate for Common Stock, $.03 par value, of the registrant (incorporated by reference to Exhibit 4 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

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

  10(h) Addendum No. 2 to the Quota Share Retrocession Agreement, effective March 1, 1993, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

  10(i) Addendum No. 3 to the Quota Share Retrocession Agreement, effective August 1, 1993, between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

  10(j) Administrative Services and Consulting Agreement, dated December 23, 1993, between American Southwest Insurance Managers, Inc., Liberty National Fire Insurance Company, Hallmark Financial Services, Inc., Brokers General, Inc. and Citizens Adjustment and Reporting Service, Inc. (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

  10(k) Form of Executive Compensation Agreement representing respective agreements dated August 23, 1994, between registrant and Ramon
         D. Phillips, Raymond A. Kilgore, Linda H. Sleeper, and Johnny J. DePuma (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

  10(l) Addendum No. 1 to the 100% Quota Share Reinsurance Agreement, as restated between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective November 22, 1994 (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

  10(m) Second, Third, Fourth and Fifth Amendments to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(t) to the registrant?s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(n) Form of Shareholders Agreement dated January 1, 1996, between American Hallmark General Agency, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(u) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(o) Form of Facilities & Services Agreement dated January 1, 1996, between American Hallmark General Agency, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(v) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(p) Form of Indemnification Agreement dated January 1, 1996, between American Hallmark General Agency, Inc., Hallmark Financial Services, Inc., Robert D. Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(w) to the registrant?s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(q) Form of Shareholders Agreement dated January 3, 1996, between American Hallmark General Agency, Inc., Robert D. Campbell, Richard Mason, Sr. and Hallmark Underwriters, Inc. (incorporated by reference to Exhibit 10(x) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(r) Form of Facilities and Services Agreement dated January 3 1996, between American Hallmark General Agency, Inc., Robert D. Campbell, Richard Mason, Sr. and Hallmark Underwriter, Inc. (incorporated by reference to Exhibit 10(y) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(s) Form of Indemnification Agreement dated January 3, 1996, between American Hallmark General Agency, Inc., Hallmark Financial Services, Inc., Robert D. Campbell, Richard Mason, Sr. and Hallmark Underwriters, Inc. (incorporated by reference to
         Exhibit 10(z) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10(t) Form of 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective July 1, 1996 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

  10(u) Form of Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (specifically identified as follows: Dorinco, Kemper and Skandia), effective July 1, 1996 (incorporated by reference to
         Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

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

  10(x) Guaranty Agreement effective July 1, 1996 provided by Skandia America Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company (incorporated by reference to
         Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

  10(y) Form of Guaranty of Performance and Hold Harmless Agreement effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco America Reinsurance Corporation (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

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

  10(ab) Form of Addendum No. 4 - Termination to Quota Share Retrocession
         Agreement between American Hallmark Insurance Company of Texas and Vesta Fire Insurance Company (incorporated by reference to
         Exhibit 10(I) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

  10(ac) Form  of  Addendum  No. 3  -  Termination  to  100%  Quota Share
         Reinsurance Agreement between American Hallmark Insurance Company and State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(j) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
         1996).

  10(ad) Automobile   Physical   Damage   Catastrophe   Excess   of  Loss
         Reinsurance Agreement effective July 1, 1996 between American Hallmark Insurance Company of Texas and Kemper Reinsurance Company (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter and ended September 30, 1996).

  10(ae) Form  of  100%  Quota  Share  Reinsurance  Agreement,  effective
         January 1, 1997, between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(am) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

  10(af) Form of General Agency Agreement, effective January 1, 1997, between Dorinco Reinsurance Company, State & County Mutual Fire Insurance Company and Vaughn General Agency, Inc. (incorporated by reference to Exhibit 10(an) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

  10(ag) Form of Administrative Services Agreement between State & County
         Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(ao) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

  10(ah) Form of  Loan Agreement dated  March 11,  1997, between Hallmark
         Financial Services, Inc. and Dorinco Reinsurance Company. (incorporated by reference to Exhibit 10(ap) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

  10(ai) Form  of Promissory  Note dated  March  11, 1997,  with Hallmark
         Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee. (incorporated by reference to Exhibit 10(aq) to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

  10(aj) Stock Pledge and Security Agreement dated March 11, 1997, between ACO Holdings, Inc. and Dorinco Reinsurance Company. (incorporated by reference to Exhibit 10(ar) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

  10(ak) Form of Endorsement  No. 1, effective July 1,  1996, to the 100%
         Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1, 1996. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

  10(al) Form  of  Endorsement  No 1,  effective  July  1,  1997,  to the
         Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and Skandia America Reinsurance Corporation, effective July 1, 1996. (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

  10(am) Form  of Endorsement  No.  1,  effective July  1,  1997,  to the
         Guaranty Agreement provided by Skandia America Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996. (incorporated by reference to
         Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

  10(an) Form  of Endorsement  No.  1,  effective July  1,  1997,  to the
         Guaranty Agreement provided by Dorinco Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996. (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

  10(ao) Form of  Endorsement No. 1  - Termination,  effective January 1,
         1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurers (Dorinco Reinsurance Company and Odyssey Reinsurance Corporation), effective July 1, 1996. (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

  10(ar) Form of Endorsement  No. 1, effective July 1, 1997, to the Quota
         Share Retrocession Agreementt between American Hallmar Insurance Company of Texas and the Reinsurer (Dorinc Reinsurancee Company), effective July 1, 1996. (incorporated by reference to Exhibit 10(h) to the registrant'ss Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

  10(as) Automobile   Physical   Damage   Catastrophe   Excess   of  Loss
         Reinsurance Agreement effective July 1, 1997 between American Hallmark Insurance Company and Kemper Reinsurance Company. (incorporated by reference to Exhibit 10(bf) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

  10(at) Endorsement No.  1, effective July  1, 1997, to  the Quota Share
         Retrocession Agreement between American Hallmark Insurance Company of Texas and Kemper Reinsurance Company, effective July 1, 1996. (incorporated by reference to Exhibit 10(bg) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

  10(au) Endorsement No. 2, effective January 1, 1997, to the Quota Share
         Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997. (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

  10(av) Endorsement No. 1, effective January  1, 1997, to the 100% Quota
         Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
         Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

  10(aw) Form of Endorsement  No. 2, effective July 1,  1997, to the 100%
         Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc., American Hallmark General Agency, Inc. and the Reinsurers (Dorinco Reinsurance Company and Kemper Reinsurance Company) effective July 1, 1997. (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

  10(ax) Form of  Amendment No. 1 to  the Loan Agreement  dated March 11,
         1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company. (Incorporated by reference to Exhibit 10(bg) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

  10(ay) Form of Retrocession  Agreement effective March 1, 1998, between
         American Hallmark Insurance Company of Texas, Dorinc Reinsurance Company and Associated General Agency, Inc (Incorporated by reference to Exhibit 10(bh) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

  10(az) Form of  Retrocession Agreement effective June  1, 1998, between
         American Hallmark Insurance Company of Texas, Dorinc Reinsurance Company and Harold Loving, d/b/a Texas Insurance Facilities. (Incorporated by reference to Exhibit 10(bi) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

  10(ba) Form of  Quota Share Retrocession  Agreement effective September
         1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Van Wagoner Companies, Inc. (Incorporated by reference to Exhibit 10(bj) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

  10(bb) Endorsement No. 5, effective January 1, 1999, to the Quota Share
         Retrocession  Agreement   between  American  Hallmark  Insurance
         Company of Texas and the Reinsurer (Dorinco Reinsuranc Company), effective January 1, 1997. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

  10(bc) Endorsement No. 4, effective January 1, 1999, to the Quota Share
         Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (GE Re Reinsurance Company), effective January 1, 1996.(incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

  10(bd) Addendum No.  1 to the  Retrocession Contract  effective June 1,
         1998 between Dorinco Re and American Hallmark Insurance Company of Texas and Harold Loving, d/b/a Texas Insurance Facilities. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

  10(be) Endorsement No.  1 to the Retrocession  Contract effective March
         1, 1998 between Dorinco Re and American Hallmark Insurance Company of Texas and Associated General Agency, Inc. (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

  10(bf) Automobile   Physical   Damage   Catastrophe   Excess   of  Loss
         Reinsurance Contract effective January 1, 1999 between American Hallmark Insurance Company of Texas and GE Reinsurance Corporation. (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

  10(bg) Form of Endorsement  No. 2, effective July 1,  1997, to the 100%  *
         Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc.

  10(bh) Form of  Amendment No. 3 to  the Loan Agreement  dated March 11,  *
         1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company.

  10(bi) Form of  Endorsement No. 6, effective  January 1, 1999,   to the  *
         Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997.

  10(bj) Form of  the Second Renewal  Promissory Note  dated November 19,  *
         1999, with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee.

  10(bk) Form of Sale and Assignment Agreement dated November 18, 1999, * with Hallmark Finance Corporation as Seller and FPF, Inc.

  10(bl) Form of  Premium Receivable  Servicing Agreement  dated November  *
         18, 1999 between Hallmark Finance Corporation and FPF, Inc.

  22     List  of   subsidiaries  of  the   registrant  (incorporated  by
         reference to Exhibit 22 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

  28 Schedule P of American Hallmark Insurance Company of Texas as * filed with the Texas Department of Insurance for the year ended December 31, 1999.

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



  Description                                                    Page Number
  -----------                                                    -----------
  Report of Independent Accountants                                  F-2

  Consolidated Balance Sheets at December 31, 1999 and 1998          F-3

  Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998                                         F-4

  Consolidated Statements of Stockholders' Equity for the Years
  December 31, 1999 and 1998                                         F-5

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998                                         F-6

  Notes to Consolidated Financial Statements                         F-7

                     Report of Independent Accountants



  To the Board of Directors
  Hallmark Financial Services, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows, present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  Dallas, Texas
  March 23, 2000


               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                          ----------------------------
                           ASSETS                              1999         1998
                                                           -----------  -----------
  Investments:
     Debt securities, held-to-maturity,
       at amortized cost                                  $  3,831,657 $  4,444,606
     Equity securities, available-for-sale, at market
       value                                                   142,901      151,375
     Short-term investments, at cost which approximates
       market value                                          6,373,491    3,256,879
                                                           -----------  -----------

              Total investments                             10,348,049    7,852,860

  Cash and cash equivalents                                  5,786,069    6,776,274
  Restricted cash                                            3,422,297    1,768,927
  Prepaid reinsurance premiums                               7,673,196    5,110,204
  Premiums receivable from lender (net of allowance for      9,058,958         -
    doubtful accounts $68,287 in 1999)
  Premium finance notes receivable (net of allowance for          -       5,287,945
    doubtful accounts of $52,119 in 1998)
  Premiums receivable                                          741,613    1,048,689
  Reinsurance recoverable                                   15,673,241   13,900,496
  Deferred policy acquisition costs                          2,741,076    2,088,902
  Excess of cost over net assets acquired (net of
  accumulated amortization
    of $1,485,080 in 1999 and $1,328,065 in 1998)            4,745,134    4,902,149
  Current federal income tax recoverable                       -            150,031
  Deferred federal income taxes                                212,059       43,636
  Accrued investment income                                     52,721       68,042
  Other assets                                                 547,820      622,798
                                                           -----------  -----------
                                                          $ 61,002,233 $ 49,620,953
                                                           ===========  ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Notes payable                                         $  9,288,366 $  7,098,383
    Unpaid losses and loss adjustment expenses              17,804,254   16,014,569
    Unearned premiums                                       11,761,723    7,733,624
    Reinsurance balances payable                             2,623,603    2,097,564
    Deferred ceding commissions                              2,142,097    1,349,142
    Drafts outstanding                                         901,471      739,817
    Current federal income taxes payable                        46,124      -
    Accrued ceding commission refund                         1,251,614      744,686
    Accounts payable and other accrued expenses              2,516,222    1,958,920
    Accrued litigation costs                                   950,000      950,000
                                                           -----------  -----------
                                                            49,285,474   38,686,705
                                                           -----------  -----------
  Stockholders' equity:
    Common stock, $.03 par value, authorized 100,000,000
       issued 11,854,610 shares in 1999 and 1998               355,638      355,638
     Capital in excess of par value                         10,875,212   10,875,212
     Retained earnings                                       1,543,304      755,994
     Accumulated other comprehensive income                    (14,228)      (9,429)
     Treasury stock, 806,477 shares in 1999 and 1998, at    (1,043,167)  (1,043,167)
                                                            ----------  -----------
              Total stockholders' equity                    11,716,759   10,934,248
                                                           -----------  -----------

                                                          $ 61,002,233 $ 49,620,953
                                                           ===========  ===========

             The accompanying notes are an integral part
               of the consolidated financial statements

                                 F-3

                HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the years ended December 31, 1999 and 1998
                           ----------------------------
                                                       1999            1998
                                                   -----------     -----------
   Gross premiums written                         $ 37,956,953    $ 32,477,325
   Ceded premiums written                          (22,512,285)    (20,956,533)
                                                   -----------     -----------
         Net premiums written                     $ 15,444,668    $ 11,520,792
                                                   ===========     ===========
   Revenues:
     Gross premiums earned                        $ 33,928,854    $ 36,347,183
     Ceded premiums earned                         (19,949,293)    (24,260,579)
                                                   -----------     -----------
         Net premiums earned                        13,979,561      12,086,604

   Investment income, net of expenses                  789,584         778,932
   Finance charges                                   1,820,311       1,658,226
   Processing and service fees                       2,248,563       1,611,510
   Other income                                        362,675         452,278
                                                   -----------     -----------
          Total revenues                            19,200,694      16,587,550
                                                   -----------     -----------
   Benefits, losses and expenses:
     Losses and loss adjustment expenses            26,777,314      25,568,892
     Reinsurance recoveries                        (17,658,138)    (17,442,185)
                                                   -----------     -----------
          Net losses and loss adjustment expenses    9,119,176       8,126,707

   Acquisition costs, net                              140,781         146,854
   Other acquisition and underwriting expenses       4,397,249       5,151,527
   Operating expenses                                3,473,515       2,510,813
   Interest expense                                    625,770         745,573
   Amortization of intangible  assets                  157,015         183,765
   Restructuring costs                                -               (171,673)
                                                   -----------     -----------
          Total benefits, losses and expenses       17,913,506      16,693,566
                                                   -----------     -----------
   Income (loss) from operations before federal      1,287,188        (106,016)

   Federal income tax expense (benefit)                499,878         (59,430)
                                                   -----------     -----------
           Net income (loss)                      $    787,310    $    (46,586)
                                                   ===========     ===========
   Basic and diluted earnings per share
           Net income (loss)                      $        .07    $       -
                                                   ===========     ===========

              The accompanying notes are an integral part
               of the consolidated financial statements

                                 F-4

                      HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the years ended December 31, 1999 and 1998
                               ------------------------------


                                                       Capital                 Accumulated
                                   Number                in                      Other                      Total      Comprehensive
                                     of        Par    Excess of    Retained   Comprehensive   Treasury   Stockholders'    Income
                                   Shares     Value   Par Value    Earnings      Income        Stock        Equity        (Loss)
                                 ----------  -------  ----------   --------      ------     ---------     ----------      -------
  Balance at December 31, 1997   10,962,277 $328,868 $10,349,665   $802,580     ($9,855)    ($600,000)   $10,871,258

  Comprehensive loss:
      Net loss                                                      (46,586)                                 (46,586)    ($46,586)
  Other comprehensive income,
    net of tax
     Unrealized gains on
      securities, net of
      tax of $219                                                                   426                          426          426
                                                                                                                          -------
  Comprehensive loss                                                                                                     ($46,160)
                                                                                                                          =======
    Issuance of common stock          6,000      180       1,970                                               2,150

    Exercise of outstanding
      stock warrants                886,333   26,590     416,577                                             443,167

    Purchase of treasury stock                                                               (443,167)      (443,167)

    Expiration of stock warrants                         107,000                                             107,000
                                 ----------  -------  ----------   --------      ------     ---------     ----------
  Balance at December 31, 1998   11,854,610 $355,638 $10,875,212   $755,994     ($9,429)  ($1,043,167)   $10,934,248

  Comprehensive income:
       Net income                                                   787,310                                  787,310      787,310

  Other comprehensive loss,
    net of tax                                                                   (4,799)                      (4,799)      (4,799)
     Unrealized losses on
       securities, net of
          tax of ($2,473)
                                                                                                                          -------
  Comprehensive income                                                                                                   $782,511
                                                                                                                          =======
                                 ----------  -------  ----------   --------      ------     ---------     ----------
  Balance at December 31, 1999   11,854,610 $355,638 $10,875,212  $1,543,304   ($14,228)  ($1,043,167)   $11,716,759
                                 ==========  =======  ==========   =========     ======     =========     ==========

              The accompanying notes are an integral
            part of the consolidated financial statements

                                 F-5

               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1999 and 1998
                          ----------------------------

                                                        1999           1998
                                                    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                               $    787,310   $    (46,586)

   Adjustments to reconcile net loss to cash
      Depreciation and amortization expense             314,385        369,331
      Change in deferred Federal income taxes          (168,423)        28,979
      Change in prepaid reinsurance premiums         (2,562,992)     3,304,046
      Change in premiums receivable                     307,076       (204,549)
      Change in deferred policy acquisition            (652,174)     1,054,476
      Change in deferred ceding commissions             792,955       (907,527)
      Change in unpaid losses and loss                1,789,685     (1,717,720)
      Change in unearned premiums                     4,028,099     (3,869,858)
      Change in reinsurance recoverable              (1,772,745)     2,648,856
      Change in reinsurance balances payable            526,039       (862,476)
      Change in current federal income tax              150,031        489,185
      Change in current federal income tax               46,124        -
      Change in accrued ceding commission refund        506,928       (878,709)
      Change in all other liabilities                   718,955       (865,400)
      Change in all other assets                         14,471            815
                                                    -----------    -----------
          Net cash provided by (used in)              4,825,724     (1,457,137)
                                                    -----------    -----------
Cash flows from investing  activities:
   Purchases of property and equipment                  (80,610)       (72,531)
   Premium finance notes originated                 (26,416,178)   (24,079,880)
   Premium finance notes repaid                      22,645,165     26,670,692
   Repayment of note receivable                         -            1,149,280
   Change in restricted cash                         (1,653,370)      (427,990)
   Purchases of debt securities                      (1,810,839)      (974,913)
   Maturities and redemptions of investment           2,426,532      1,497,432
   Purchase of short-term investments               (14,337,813)   (12,797,720)
   Maturities of short-term investments              11,221,201     12,511,679
                                                    -----------    -----------
      Net cash (used in) provided by investing       (8,005,912)     3,476,049
                                                    -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                       6,500,000        750,000
    Repayment of borrowings                          (4,310,017)    (1,808,915)
    Issuance of common stock                          -
                                                    -----------    -----------
        Cash provided by (used in) financing          2,189,983     (1,056,765)
                                                    -----------    -----------
(Decrease) increase in cash and cash equivalents       (990,205)       962,147
Cash and cash equivalents at beginning of year        6,776,274      5,814,127
                                                    -----------    -----------
Cash and cash equivalents at end of year           $  5,786,069   $  6,776,274
                                                    ===========    ===========

Supplemental cash flow information:
Interest paid                                      $    653,424   $    704,021
                                                    ===========    ===========
Income taxes paid                                  $    675,000   $    100,000
                                                    ===========    ===========

             The accompanying notes are an integral part
               of the consolidated financial statements

                                 F-6

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________


  1.  Accounting Policies:


      General

      Hallmark Financial Services, Inc. ("HFS") and its subsidiaries (collectively, the "Company"), are engaged primarily in the marketing, underwriting and premium financing of non-standard automobile insurance, as well as claims adjusting and other insurance related services. The Company pursues its business activities through an integrated insurance group (collectively, the "Insurance Group"), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc.("AHGA"); a network of affiliated insurance agencies known as the American Hallmark
      Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.


      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts and operations of HFS and its subsidiaries. Intercompany accounts and transactions have been eliminated.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which, as to Hallmark, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.


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


      Recognition of Premium Revenues

      Insurance premiums are earned pro rata over the terms of the policies. Effective late-July 1998, the Company changed its recognition of policy fees on annual policies from a fully-earned policy fee at the time of issuance to a pro rata earned policy fee over the term of the policy to reflect changed contractual terms. Upon cancellation, any unearned premium and policy fee is refunded to the insurer. Prior to the change in July 1998, policy fees were fully-earned and not refunded to the insurer. Insurance premiums written include gross policy fees of $4,718,289 and $3,559,557 and policy fees, net of reinsurance, of $4,741,428 and $2,285,286 for the years ended December 31, 1999 and 1998, respectively.


      Finance Charges

      The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.


      Property and Equipment

      Property and equipment, aggregating $1,307,340 and $1,281,231, at December 31, 1999 and 1998, respectively, included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (five to ten years). Depreciation expense for 1999 and 1998 was $156,781 and $141,636, respectively. Accumulated depreciation was $1,044,484 and $888,616 at December 31, 1999 and 1998,
      respectively.


      Premiums Receivable from Lender

      Premiums receivable from lender represents premiums due to HFC as a result of a secured financing agreement with an unaffiliated third party. (See Note 5.)

      Premium Finance Notes Receivable

      Premium finance notes receivable is composed of notes receivable from insureds for premiums on annual and six-month policies produced by AHGA and financed by HFC.


      Premiums Receivable

      The majority of the balance in premiums receivable is premiums due to Hallmark on unaffiliated MGA business assumed from Dorinco. (See Note 4.)


      Deferred Policy Acquisition Costs

      Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business, are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. The change in deferred ceding commission income is netted against the change in deferred acquisition costs.


      Losses and Loss Adjustment Expenses

      Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1999 and 1998. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

      These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses at December 31, 1999 and 1998 are reported net of recoverables for salvage and subrogation of approximately $180,000 and $122,000, respectively.

      Reinsurance

      Hallmark is routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 4.)


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


      Net Income Per Share

      The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options and exercise of warrants. (See Notes 6 and 8.)


      Intangible Assets

      When  Hallmark, AHGA,  HFC,  and HCS  were  purchased by  HFS,  the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license, and non-compete arrangements all of which were fully amortized at December 31, 1999.

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


      Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments

      Cash and Short-term Investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

      Investment  Securities:     Fair  values   are  obtained  from   an
      independent pricing service.  (See Note 2.)

      Premiums Receivable from Lender: The carrying amount reported in the balance sheet for this instrument approximates its fair value as the term of the receivable is less than one year.

      Premium Finance  Notes Receivable:   The carrying amounts  reported
      in the balance sheet for these instruments approximate their fair values as the terms of the receivables are one year or less.

      Notes Payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair values. (See Note 5.)


      Stock-based Compensation

      The Company recognizes its compensation expense for grants of stock, stock options, and other equity instruments in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). (See Note 8.)


      Reclassification

      Certain previously reported 1998 amounts have  been reclassified to
      conform to  current year presentation.   Such reclassification  had
      no effect on net income or stockholders' equity

   2. Investments:

   Major categories of net investment income are summarized as follows:

                                          Years ended December  31,
                                      -------------------------------
                                          1999                1998
                                      -----------          ----------
   Debt securities                   $    199,629        $    285,281
   Equity securities                        8,170               8,588
   Short-term investments                 375,252             288,585
   Cash equivalents                       204,643             190,492
   Other                                    2,730               6,706
                                      -----------          ----------
                                          790,424             779,652
   Investment expenses                       (840)               (720)
                                      -----------          ----------
   Net investment income             $    789,584        $    778,932
                                      ===========         ===========

   No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 1999 and 1998.

   The amortization cost and estimated market value of investments in debt and equity securities by category is as follows:


                                          Gross      Gross
                           Amortized   Unrealized Unrealized
                             Cost         Gains     Losses       Market
                           ---------    ---------  --------    -----------
   At December 31, 1999
   --------------------
   U.S. Treasury          $2,944,133   $   19,527 $  (9,599)  $  2,954,061
   securities and
   obligations of U.S.
   government
   corporations and
   agencies
   Mortgage backed
   securities                887,524        6,780   (38,303)       856,001
                           ---------    ---------  --------    -----------
      Total debt           3,831,657       26,307   (47,902)     3,810,062
   securities

   Equity securities         164,459         -      (21,558)       142,901
                           ---------    ---------  --------    -----------
   Total debt and equity
   securities             $3,996,116   $   26,307 $ (69,460)  $  3,952,963
                           =========    =========   ========   ===========

   At December 31, 1998

   U.S. Treasury          $3,248,987   $   18,014 $  (1,710)  $  3,265,291
   securities and
   obligations of U.S.
   government
   corporations and
   agencies
   Mortgage backed         1,120,630       14,885    (2,034)     1,133,480
   securities

   Obligations of state       74,989          948      -            75,938
   and local govt                                      -
                           ---------    ---------  --------    -----------
      Total debt           4,444,606       33,847    (3,744)     4,474,709
   securities

   Equity securities         165,661         -      (14,286)       151,375
                           ---------    ---------  --------    -----------
   Total debt and equity  $4,610,267   $   33,847 $ (18,030)  $  4,626,084
   securities
                           =========    =========  ========    ===========

   The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalities.

                                           Amortized        Market
   Maturity:                                  Cost           Value
                                           ---------       ---------
   Due in one year or less                $2,298,296      $2,311,240
   Due in one year through five years        499,233         495,450
   Due after five years through ten years    146,604         147,371
   Mortgage backed securities                887,524         856,001
                                           ---------       ---------
                                          $3,831,657      $3,810,062
                                           =========       =========

   At December 31, 1999 and 1998, investments in debt securities, with an approximate carrying value of $100,000 were on deposit with the Texas Department of Insurance (the "TDI") as required by insurance regulations.

   Proceeds from investment securities of $2,426,532 and $1,497,43 during 1999 and 1998, respectively, were primarily from maturities bond calls and prepayments of mortgage-backed securities.


  3.  Liability for Unpaid Losses and Loss Adjustment Expenses:

   Activity in the liability for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                                1999           1998
                                               -------        -------
   Balance at January 1                       $ 16,015       $ 17,732
   Less reinsurance recoverables                11,435         13,064
                                               -------        -------
   Net Balance at January 1                      4,580          4,668
                                               -------        -------
   Incurred related to:
     Current year                                9,330          8,130
     Prior years                                    14            317
                                               -------        -------
   Total incurred                                9,344          8,447
                                               -------        -------
   Paid related to:
     Current year                                5,724          5,209
     Prior years                                 2,791          3,326
                                               -------        -------
   Total paid                                    8,515          8,535
                                               -------        -------
   Net Balance at December 31                    5,409          4,580
     Plus reinsurance recoverables              12,395         11,435
                                               -------        -------
   Balance at December 31                     $ 17,804       $ 16,015
                                               =======        =======

  4.  Reinsurance:

      Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

      Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 1999 and 1998 were $30,859,991 and $34,010,499, respectively.
      Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 1999 and 1998, Hallmark held for the benefit of State & County, cash and cash equivalents of $4,280,910 and $2,727,611, respectively, and investment securities at amortized cost of $7,831,540 and $6,447,083, respectively.

      The arrangement is supplemented by a separate retrocession agreement between Hallmark, GE Reinsurance Company, formerly Kemper Reinsurance Company ("GE RE"), and Dorinco Reinsurance Company ("Dorinco"), under which Hallmark retains 25% and cedes 75% of the risk to the reinsurers.

      Under the retrocession agreement with GE RE and Dorinco, Hallmark receives a provisional ceding commission of 30%. This provisional commission is adjusted annually over a three year rating period on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn maximum commissions of 33.5% and 34.5%, respectively, and is guaranteed minimum commissions of 29% and 26%, respectively, regardless of loss experience on business reinsured by GE RE and Dorinco. During 1998, the guaranteed minimum commission rates were 28% and 25%, respectively. As of December 31, 1999 and 1998, the accrued ceding commission refund was $1,251,614 and $744,686, respectively. This accrual represents the difference between the ceding commission received and the ceding commission earned based on current loss ratios.

      Effective July 1, 1999, Hallmark renewed its Excess of Loss Reinsurance Agreement with GE RE whereby GE RE reinsures Hallmark for physical damage catastrophe losses in excess of 95% of the ultimate net loss over and above an initial ultimate net loss of $100,000 on each and every loss occurrence, subject to a limit of liability to GE RE of $142,500 on each and every loss occurrence.

      Hallmark assumes business from Dorinco on various unaffiliated MGA programs. Under these programs, HCS also provides claims processing, and AHGA provides premium processing. At December 31, 1999 and 1998, Dorinco held cash of $2,049,291 and $451,470, respectively, to secure balances ceded to Hallmark. These amounts were included in restricted cash in the accompanying Consolidated Balance Sheets.

   5. Notes Payable:

      A summary of the Company's notes payable
                                                         December 31,
                                                   ----------------------
                                                     1999         1998
                                                   ---------    ---------
      Note payable to unaffiliated insurance      $2,993,330   $7,000,000
      Balance under Financing Arrangement          6,261,737        -
      Note payable to individual                      33,299       98,383
                                                   ---------    ---------
                                                  $9,288,366   $7,098,383
                                                   =========    =========

      Scheduled  annual   principal  payments   on  note   payable  to
      unaffiliated insurance  company and  note payable  to individual are as follows:

                 Year
                 ----
                 2000               $  761,298
                 2001                  727,999
                 2002                  727,999
                 2003                  727,999
                 2004                   81,334


      The balance under the Financing Arrangement will be repaid during the coming year as associated premium finance notes are repaid (See below).

      Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7,000,000 (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan were used by HFC primarily to fund premium finance notes. The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. During the fourth quarter of 1999, the Company paid $4,006,670 on the principal, reducing the note balance to $2,993,330.

      As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107% and 83%, respectively, and (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt. For the years ended December 31, 1999 and 1998, the Company was in compliance with the covenants of the loan.

      Effective November 18, 1999, HFC entered into a secured financing arrangement (the "Financing Arrangement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. The Financing Arrangement provides that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. Though structured as a sale, the transaction is accounted for as a secured financing transaction as it does not meet the requirements for application of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the Financing Arrangement, HFC may from time to time specify the amount to be advanced by the third party and secured by the premium finance notes (up to maximum of 90% of the face amount of the premium finance notes). Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and (c) certain other fees and expenses payable to the third party. The interest payable under the Financing Arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 1999, HFC had an outstanding balance on advances under the Financing Arrangement of $6,261,737 and the applicable interest rate was 9.5%. Under the Financing Arrangement, the maximum purchase commitment by the third party is $8,000,000. At December 31, 1999, the unused portion of the commitment was $1,738,263.

      The note payable to an individual is collateralized by most assets of AHGA and requires monthly principal and interest payments of $6,000 through May 1, 2000, with interest at 10%.

  6.  Earnings per Share:

    The Company has adopted the provisions of  SFAS No. 128, Earnings Per
    Share, requiring presentation of both basic  and diluted earnings per share.  A reconciliation of the  numerators and  denominators  of the
    basic  and   diluted   per-share  computations   (does   not  include
    outstanding options or warrants as these  were determined to be anti-
    dilutive), as required by SFAS No. 128 is presented below:

                                           Income        Shares     Per-Share
                                         (Numerator)  (Denominator)  Amount
                                         -----------  -------------  ------
 For the year ended December 31, 1999:
     Basic Earnings per Share
       Income available to
         common stockholders:
                Net Income                 $787,310     11,048,133    $ .07
                                            =======                    ====
     Effect of Dilutive Securities:
                Options and warrants           -              -         -

     Diluted Earnings per Share
       Income available to
         common stockholders
         + assumed conversions:
                Net income                 $787,310     11,048,133    $ .07
                                            =======                    ====

 For the year ended December 31, 1998:
     Basic Earnings per Share
       Income available to
         common stockholders:
                Net loss                  ($ 46,586)    11,048,133    $ -
                                            =======                    ====

     Effect of Dilutive Securities:
                Options and warrants           -              -         -

     Diluted Earnings per Share
                Income available to
                  common stockholders
                  + assumed conversions:
                Net loss                  ($ 46,586)    11,048,133    $ -
                                            =======                    ====

  7.  Regulatory Capital Restrictions:

      Hallmark's 1999 and 1998 net income (loss) and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $357,451 and ($19,777), and $6,013,143 and $5,399,528, respectively. The minimum statutory capital and surplus required for Hallmark by the TDI is $2,000,000. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net income of the preceding calendar year. No dividends were declared or paid by Hallmark in 1999 or 1998.


  8.  Stock Option Plans:

      The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1991 employee plan, the 1994 employee plan and the non-employee director plan is 500,000, 1,500,000 and 1,350,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date. In accordance with APB 25, the Company has not recognized compensation expense for the stock options granted in 1999 and 1998.

      In October 1992, the Company issued warrants to purchase 981,333 shares of its common stock ("Guaranty Warrants") to executive officers and directors in consideration for the recipients' agreement to pledge outstanding shares of the Company's common stock they owned as security for a working capital line of credit the Company proposed to obtain from a commercial bank. The Company subsequently abandoned its efforts to obtain the working capital line of credit. Each Guaranty Warrant covered the same number of shares the recipient agreed to pledge. No value was assigned to these warrants. The Guaranty Warrants were fully exercisable between October 2, 1992 and October 1, 1996, at which time they would have expired to the extent not exercised. On March 28, 1996, the Board of Directors extended the exercisability of the Guaranty Warrants through October 1, 1998. On October 1, 1998, the Guaranty Warrants were exercised to purchase an aggregate of 886,333 shares of the Company's common stock. In payment of the exercise price of $0.50 per share, 506,476 outstanding shares were surrendered at a price of $0.875 per share, and subsequently recorded as treasury stock by the Company.

      Pursuant to SFAS No. 123, Accounting for Stock-based Compensation, a company may elect to continue expense recognition under APB 25, or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. The Company has elected to continue expense recognition pursuant to APB 25.

      A summary of the status of the Company's stock options and warrants as of December 31, 1999 and December 31, 1998 and the changes during the years ended on those dates is presented below:

                                               1999                          1998
                                     -----------------------      -----------------------
                                        Number                       Number
                                     of Shares of   Weighted      of Shares of   Weighted
                                      Underlying    Average        Underlying    Average
                                      Options and   Exercise       Options and   Exercise
                                        Warrants     Prices         Warrants      Prices
                                       ---------    -------        ---------     --------
     Outstanding at beginning
       of the year                     1,840,000   $   .525        2,857,333    $    .52
     Exercised                              -      $   -            (892,333)   $    .499
     Forfeited                          ( 63,000)  $   .988         (  1,000)   $   1.188
     Expired                            (502,000)  $   .558         (124,000)   $    .497
     Outstanding at end of year        1,275,000   $   .504        1,840,000    $    .525
     Exercisable at end of year        1,132,100   $   .468        1,546,100    $    .494


     There were no options granted in 1999 or 1998.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                  Options Outstanding                                Options Exercisable
                                  -------------------                                -------------------
                                             Weighted Avg.
            Range of           Outstanding     Remaining        Weighted Avg.    Exercisable  Weighted Avg.
         Exercise Prices       at 12/31/99  Contr. Actual Life  Exercise Price   at 12/31/99  Exercise Price
         ---------------       -----------  ------------------  --------------   -----------  --------------
        $  .25 to $   .70       1,124,000         4.59              $  .44        1,041,500      $    .42
        $  .71 to $  1.00         151,000         6.04              $ 1.00           90,600      $   1.00
        $  .25 to $  1.00       1,275,000         4.76              $  .50        1,132,100      $    .47


      The pro forma effects on net income and earnings per share for 1999 and 1998 from compensation expense  computed pursuant to SFAS No. 123 is as follows:


                                        December 31, 1999           December 31, 1998
                                     As Reported    Pro Forma    As Reported     Pro Forma
                                     -----------    ---------    -----------     ---------
      SFAS No. 123 charge             $    -        $  14,044     $    -        $   83,211
      Net income                      $ 787,310     $ 778,041    ($  46,586)   ($  101,505)
      Net income per common share     $    . 07     $     .07     $    -       ($     0.01)


      The effects of applying SFAS No. 123 in  this pro forma disclosure are not indicative of future amounts.  SFAS  No. 123 does not apply to awards prior to 1995, and the
      Company anticipates making awards in the future under its stock-based compensation plan.

  9.  Income Taxes:

     The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1999 and 1998, are as follows:

                                                     1999         1998
                                                  ----------    ---------
     Deferred tax liabilities:
       Deferred policy acquisition costs         ( $ 931,966)  ($ 710,227)
        Other                                    (   121,781)  (  101,107)
                                                  ----------    ---------
          Total deferred tax liabilities         ( 1,053,747)  (  811,334)
                                                  ----------    ---------
     Deferred tax assets:
       Unearned premiums                             278,020      178,939
       Loss reserve discounting, net of salvage      175,934      151,702
         and subrogation
       Deferred ceding commissions                   728,313      458,709
       Unrealized gains (losses) on securities         4,857        4,857
       Net operating loss carry forward               33,171       33,171
       Other                                          78,681       60,762
                                                  ----------    ---------
          Total deferred tax assets                1,298,976      888,140
                                                  ----------    ---------
      Net deferred tax asset                         245,229       76,806
      Valuation allowance                             33,170       33,170
                                                  ----------    ---------
          Net deferred tax asset                   $ 212,059    $  43,636
                                                  ==========    =========

    A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits

    A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 1999 and 1998, is as follows:

                                                   1999       1998
                                                 --------    -------
    Computed expected income tax expense
      at statutory regulatory tax rate          $ 437,644   ($36,045)
    Amortization of excess cost over               53,385     53,385
      net assets acquired
    Meals and entertainment                         2,243     11,183
    Adjustment to prior year's deferred taxes      (5,235)  ( 91,088)
    Other                                          11,841      3,135
                                                 --------    -------
    Income tax expense (benefit)                $ 499,878   ($59,430)
                                                 ========    =======

    The  Company has available, for  federal  income tax purposes, unused net operating  losses of $97,562  at  December 31, 1999, which may be
    used to  offset  future  taxable income.   The  net  operating losses
    will expire, if unused, as follows:

                  Year
                  ----
                  2002            $  1,325
                  2003              96,237
                                   -------
                                  $ 97,562
                                   =======


  10. Restructuring Costs:

      During 1998 the Company restructured the Hallmark Agencies by closing seven of its offices and opening two new offices (both of which were subsequently closed). The excess of the restructuring reserve over the costs actually incurred was recorded as a reduction of expenses in 1998.


  11. Commitments and Contingencies:

      The  Company has  several leases, primarily  for office  facilities and  computer  equipment, which  expire  in various  years  through
      2002.  Certain  of  these leases contain  renewal options.   Rental
      expense amounted  to  $595,572  and $650,268  for  the years  ended
      December 31, 1999 and 1998, respectively.

      Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:


                  Year
                  ----
                  2000                           $ 452,739
                  2001                              32,388
                  2002                               7,918
                                                   -------
                  Total minimum lease payments   $ 493,045
                                                  ========

      The Company has a 401(K) savings plan. Employees who have completed three months of service are eligible to participate. Under this plan employees may contribute a portion of their compensation, and the Company may contribute a discretionary amount each year. The
      Company's contribution for 1999 to be paid in 2000 was $84,000 and for 1998 was $28,000.

      In March 1997,  a jury returned a  verdict against the Company  and in  favor of  a former  director  and officer  of Hallmark  in  the amount of  approximately $517,000 on the  basis of contractual  and
      statutory indemnification claims.   The court subsequently  granted
      the  plaintiff's  motion  for  attorneys'  fees  of   approximately
      $271,000,  court costs  of approximately  $39,000 and  pre-judgment and  post-judgment interest,  and rendered  final judgment  on  the verdict.  The  Company believes the outcome  in this case was  both legally and  factually  incorrect and  has  appealed  the judgment.
      During  the   fourth  quarter  of   1997,  the  Company   deposited
      $1,248,758  into  the  registry of  the  court  in  order  to  stay
      execution on the judgment pending  the result of such appeal.   The
      amount on deposit with the  court of $1,373,006 as of December  31,
      1999  has been  included as  restricted  cash in  the  accompanying balance sheet.

      Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case.
      This reserve remains unchanged at December 31, 1999. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

      The Company is involved  in various other claims and legal  actions
      arising in  the ordinary  course of business.   In  the opinion  of
      management,  the ultimate  disposition of  these matters  will  not have a material adverse effect on the Company's financial  position or results of operations.

      From time  to time, assessments  are levied on  the Company by  the guaranty association of the  State of Texas.  Such assessments  are made primarily  to cover the losses  of policyholders of  insolvent
      or  rehabilitated insurers.   These  assessments can  be  partially
      recovered through a reduction in future premium taxes.  There  were no assessments for 1999 and 1998.

  12. Concentrations of Credit Risk:

      The  Company  maintains  cash  equivalents  in  accounts  with  two financial  institutions in  excess of  the  amount insured  by  the
      Federal Deposit  Insurance Corporation.   The Company  monitors the
      financial stability of  the depository institutions  regularly, and
      management   does  not   believe  excessive   risk  of   depository
      institution failure exists at December 31, 1999.

      All of the Company's business activity is with customers and independent agents located within the State of Texas.

