Form 10QSB
period 2000-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2000-05-15
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

                      Commission file number 0-16090

                      Hallmark Financial Services, Inc.
                      ---------------------------------
     (Exact name of small business issuer as specified in its charter)

                Nevada                                87-0447375
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)                Identification No.)

      14651 Dallas Parkway, Suite 900 Dallas, Texas          75240
      ---------------------------------------------        ---------
        (Address of principal executive offices)           (Zip Code)

       Issuer's telephone number, including area code:  (972) 404-1637

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No


                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,048,133 shares outstanding as of May 12, 2000.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                   INDEX TO FINANCIAL STATEMENTS

                                                        Page Number
                                                         -----------


     Consolidated Balance Sheets at March 31, 2000           3
     (unaudited) and December 31, 1999

     Consolidated Statements of Income (unaudited)           4
     for the three months

     Consolidated Statements of Cash Flows                   5
     (unaudited) for the three months ended March

     Notes to Consolidated Financial Statements              6
     (unaudited)


                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      --------
                                                     March 31       December 31
                    ASSETS                             2000            1999
                                                    (Unaudited)
                                                    -----------     -----------
 Investments:
    Debt securities, held-to-maturity, at
      amortized cost                               $  2,937,181    $  3,831,657
    Equity securities, available-for-sale,
      at market value                                   142,417         142,901
    Short-term investments, at cost which
      approximates market value                      10,352,829       6,373,491
                                                    -----------     -----------
             Total investments                       13,432,427      10,348,049

 Cash and cash equivalents                            5,446,697       5,786,069
 Restricted cash                                      3,431,297       3,422,297
 Prepaid reinsurance premiums                         9,311,018       7,673,196
 Premiums receivable from lender (net of
   allowance for doubtful accounts of
   $59,434 in 2000 and $68,287 in 1999)              10,931,926       9,058,958
 Premiums receivable                                  1,652,448         741,613
 Reinsurance recoverable                             17,007,486      15,673,241
 Deferred policy acquisition costs                    3,297,535       2,741,076
 Excess of cost over net assets acquired
   (net of accumulated amortization of
   $1,524,333 in 2000 and $1,485,080 in 1999)         4,705,880       4,745,134
 Deferred federal income taxes                          257,982         212,059
 Accrued investment income                               13,610          52,721
 Other assets                                           630,974         547,820
                                                    -----------     -----------
                                                   $ 70,119,280    $ 61,002,233
                                                    ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $ 11,377,225    $  9,288,366
    Unpaid losses and loss adjustment expenses       18,796,135      17,804,254
    Unearned premiums                                14,341,822      11,761,723
     Reinsurance balances payable                     4,041,176       2,623,603
     Deferred ceding commissions                      2,632,541       2,142,097
     Drafts outstanding                               1,087,584         901,471
     Current federal income taxes payable               190,644          46,124
     Accrued ceding commission refund                 1,408,571       1,251,614
     Accounts payable and other accrued expenses      3,223,227       2,516,222
     Accrued litigation costs                           950,000         950,000
                                                    -----------     -----------
          Total liabilities                          58,048,925      49,285,474
                                                    -----------     -----------
 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 11,854,610
       shares in 2000 and 1999                          355,638         355,638
     Capital in excess of par value                  10,875,212      10,875,212
     Retained earnings                                1,897,150       1,543,304
     Accumulated other comprehensive income             (14,478)        (14,228)
     Treasury stock, 806,477 shares, at cost         (1,043,167)     (1,043,167)
                                                    -----------     -----------
          Total stockholders' equity                 12,070,355      11,716,759
                                                    -----------     -----------
                                                           -               -
                                                   $ 70,119,280    $ 61,002,233
                                                     ==========     ===========

              The accompanying notes are an integral part
                of the consolidated financial statements

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                        March 31
                                              ------------------------------
                                                  2000               1999
                                              -----------        -----------
  Gross premiums written                     $ 13,227,847       $ 10,165,693
  Ceded premiums written                       (7,739,191)        (5,970,307)
                                              -----------        -----------
        Net Premiums written                 $  5,488,656       $  4,195,386
                                              ===========        ===========
  Revenues:
     Gross premiums earned                     10,647,748          7,759,732
     Earned premiums ceded                     (6,101,370)        (4,666,676)
                                              -----------        -----------
        Net Premiums earned                     4,546,378          3,093,056

     Investment income, net of expenses           225,797            173,557
     Finance charges                              -                  437,721
     Processing and service fees                1,371,992            463,950
     Other income                                  84,727            101,963
                                              -----------        -----------
         Total revenues                         6,228,894          4,270,247
                                              -----------        -----------
  Benefits, losses and expenses:
     Losses and loss adjustment expenses        9,546,333          5,256,731
     Reinsurance recoveries                    (6,389,826)        (3,436,200)
                                              -----------        -----------
  Net losses and loss adjustment expenses       3,156,507          1,820,531

  Acquisition costs, net                          (66,015)          (274,466)
  Other acquisition and underwriting expenses   1,165,148          1,332,601
  Operating expenses                            1,144,955            709,492
  Interest expense                                231,474            146,947
  Amortization of intangible assets                39,253             39,255
                                              -----------        -----------
  Total benefits losses and expenses            5,671,322          3,774,360
                                              -----------        -----------
  Income from operations before federal
    income taxes                                  557,572            495,887
  Federal income tax expense                      203,726            190,165
                                              -----------        -----------

  Net income                                 $    353,846       $    305,722
                                              ===========        ===========

  Basic and diluted earnings per share       $       0.03       $       0.03
                                              ===========        ===========
  Common stock shares outstanding              11,048,133         11,048,133
                                              ===========        ===========

                The accompanying notes are an integral part
                 of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
 Cash flows from operating activities:
    Net income                                     $     353,846    $   305,722

    Adjustments to reconcile net loss to cash
       Depreciation and amortization expense             100,923         79,807
       Change in deferred Federal income taxes           (45,923)       (13,650)
       Change in prepaid reinsurance premiums         (1,637,822)    (1,303,632)
       Change in premiums receivable                    (910,835)      (109,753)
       Change in deferred policy acquisition            (556,459)      (628,669)
       Change in deferred ceding commissions             490,444        354,204
       Change in unpaid losses and loss                  991,881       (316,090)
       Change in unearned premiums                     2,580,099      2,405,960
       Change in reinsurance recoverable              (1,334,245)       371,973
       Change in reinsurance balances payable          1,417,573      1,038,828
       Change in current federal income tax               -             150,031
       Change in current federal income tax              144,520        153,405
       Change in accrued ceding commission refund        156,957        216,717
       Change in all other liabilities                   892,868        279,633
       Change in all other assets                        (74,466)       (52,792)
                                                      ----------     ----------
           Net cash provided by operating              2,569,361      2,931,694
                                                      ----------     ----------
 Cash flows from investing  activities:
    Purchases of property and equipment                  (31,247)        (5,883)
    Premium finance notes originated                  (9,101,758)    (6,756,533)
    Premium finance notes repaid                       7,228,790      5,188,928
    Change in restricted cash                             (9,000)       (14,000)
    Maturities and redemptions of investment             894,960      1,181,473
    Purchase of short-term investments                (6,479,337)    (5,425,562)
    Maturities of short-term investments               2,500,000      1,700,000
                                                      ----------     ----------
       Net cash used in investing activities          (4,997,592)    (4,131,577)
                                                      ----------     ----------
 Cash flows from financing activities:
     Repayment of short-term borrowings                  (17,309)       (43,632)
     Net advances from lender                          2,106,168        -
                                                      ----------     ----------
         Net cash provided by (used in) financing      2,088,859        (43,632)
                                                      ----------     ----------

 Decrease in cash and cash equivalents                  (339,372)    (1,243,515)
 Cash and cash equivalents at beginning of period      5,786,069      6,776,274
                                                      ----------     ----------
 Cash and cash equivalents at end of period          $ 5,446,697    $ 5,532,759
                                                       =========       ========

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES


 Item 1.  Notes to Consolidated Financial Statements (Unaudited).

 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

     Certain  information  and disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1999 for a description of accounting policies and certain other disclosures. Certain items in the 1999 interim financial statements have been reclassified to conform to the 2000 presentation.

     The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

 Note 2 - Reinsurance

     The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 1997 between the Company, GE Reinsurance Company ("GE RE") and Dorinco Reinsurance Company ("Dorinco"). Under the agreement, the Company retains 25% and cedes 75% of the risk to the reinsurers.

 Note 3 - Commitments and Contingencies

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit (including interest) with the court of $1,382,006 as of March 31, 2000 has been included as restricted cash in the accompanying balance sheet.

     Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of March 31, 2000.
  The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.




                      [This space left blank intentionally]


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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. The Company's principal reinsurers, GE Reinsurance Company ("GE RE") and Dorinco Reinsurance Company ("Dorinco"), collectively assume 75% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agents ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.

 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, processing fees, and premium finance service fees. Other sources of funds are from financing and investment activities.

     Net cash provided by the Company's consolidated operating activities decreased approximately $0.4 million during the first quarter of 2000 compared to the first quarter of 1999. This decrease is primarily the result of the combined effect of increased assumed premium volume of unaffiliated MGAs, and the fact that these assumed premiums are received from the reinsurer on a collected basis rather than a written basis. This decrease is partially offset by increases in various liabilities. Cash used by investing activities increased approximately $0.9 million. As a result of increased annual policy premium volume, HFC originated more premium finance notes than it received in premium finance payments. Cash provided by financing activities increased $2.1 million as a result of net advances under HFC's secured financing arrangement with an unaffiliated third party.

     On a consolidated basis, the Company's liquidity increased $2.7 million during the first quarter of 2000. The Company's total cash, cash equivalents and investments (excluding restricted cash of approximately $3.4 million) at March 31, 2000 and December 31, 1999 were $18.9 million and $16.1 million respectively. This increased liquidity is primarily due to the increased policy production relative to year-end 1999.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $18.9 million at March 31, 2000, $1.1 million (as compared to approximately $.9 million at December 31,
 1999) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates. During the first three months of 2000 and 1999, Hallmark paid or accrued management fees of $50,000 and $175,000, respectively. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 2000, and this should continue to be a moderate source of unrestricted liquidity. The Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend.

     During the first quarter of 2000, the amount of funding available to fund premium finances notes under the secured financing arrangement with the unaffiliated third party was increased to $10.0 million from $8.0 million.

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was $6.1 million during the first quarter of 2000 as compared to $4.5 million during the first quarter of 1999. During the first quarter of 2000, AHGA received $1.3 million in commissions related to this program from Hallmark and paid earned commissions of $0.7 million to independent agents. This has resulted in increased unrestricted liquidity for the Company. During the first quarter of 1999, AHGA received $0.9 million in commissions related to this program from Hallmark and paid earned commissions of $0.4 million to independent agents.

     Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to $2.6 million at March 31, 2000 from $2.1 million at December 31, 1999. Deferred policy acquisition costs increased to $3.3 million at March 31, 2000 from $2.7 million at December 31, 1999. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core State and County annual premium volume.

     Prepaid  reinsurance  premiums,  unpaid  losses  and  LAE,   reinsurance
 recoverable and unearned premiums generally increased as expected in relation to increased premium writings.

     At March 31, 2000, Hallmark reported statutory capital and surplus of approximately $6.1 million, which reflects a slight increase over the balance reported at December 31, 1999. On a rolling-twelve months premium basis, Hallmark's premium-to-surplus ratio for the twelve months ended March 31, 2000 was 2.75 to 1 as compared to 2.57 to 1 for the year ended December 31, 1999 and 2.24 to 1 for the twelve months ended March 31, 1999. Management does not presently expect Hallmark to require additional capital during 2000 to fund existing operations.

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

 Management believes that in order to effectively compete in today's marketplace, the Company must expand its offerings of products and services and enhance its information technology capabilities. To better serve agents and insureds, as well as to diversify risk and revenue sources, the Company intends to begin offering homeowners and renters insurance commencing June 2000. The program will be offered through an alliance with an unaffiliated MGA. Marketing and administration of the program will be handled by the Company, while underwriting functions will be retained by the unaffiliated MGA. The Company will not assume any underwriting risk in connection with this program.

 Additionally, management plans to implement a phased program to strengthen its information technology capabilities in several areas. The thrust of the first phase will be to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing insureds. The target date for commencement of testing by certain agents is August 2000, with a full roll-out beginning in the fourth quarter of fiscal 2000. The emphasis of the second phase will be to implement point-of-sale-technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of service to existing insureds. Roll-out of this phase is scheduled for early 2001. When fully implemented, these information technology enhancements should result in significant cost savings for the Company as well as participating agents.

 Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.

 Results of Operations

     Gross premiums written (prior to reinsurance) and net premiums written (after reinsurance) for the first quarter of 2000 increased 30% and 31%, respectively, in relation to premiums written during the same period in 1999. The increase in premiums written was due to the increase in the core State & County premium volume and increased premium volume from assumed business produced by unaffiliated MGAs as compared to the prior year.

     Gross premiums earned (prior to reinsurance) for the first quarter of 2000 increased 37% as compared to the same period of 1999. For the first quarter of 2000, net premiums earned (after reinsurance) increased 47% in relation to the same period of 1999. The disproportionate change in premiums earned prior to and after reinsurance is due to policy fees and the assumption of increased premiums produced by the unaffiliated MGAs, both of which are fully retained by the Company and thus have a greater impact on net premiums earned.

     Net incurred loss ratio (computed on net premiums earned after reinsurance) for the first quarter of 2000 was 69% compared to 59% for the same respective period of 1999. Hail incurred during the first quarter of 2000 accounted for 1% of the 10% increase in the net loss ratio. The remaining increase is attributable to the increased loss ratios on the core State & County business and the assumed unaffiliated MGA business.

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The decrease in the credit balance of acquisition costs, net is primarily due to a larger increase in ceding commission income (credits) than in acquisition costs (debits) along with an increase in the deferral rate (of both credits and debits).

     Other acquisition and underwriting expenses decreased approximately 13% during the first quarter of 2000 as compared to the same respective period of 1999. The decrease in expenses is primarily attributable to the combined effect of (1) increased ceding commission income as a result of increased core State & County premium volume and (2) increased management resources spent on premium finance operations and third party administrative and claims handling contracts. Management resources focused on building the third party processing and program administration business are allocated to operating expenses rather than acquisition and underwriting expenses. These decreases are partially offset by an increase in commission expenses related to assumption of business written by unaffiliated MGAs and other variable expenses associated with increased premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses increased approximately 61% for the first quarter of 2000 as compared to the same period of 1999. The majority of this increase in operating expenses is attributable to the variable expenses related to increased volume in the Company's premium finance operations as well as the deployment of management and staff resources devoted to the development, administration and/or processing of third party contracts.

     During 1999, the Company earned finance charges (interest) on premium notes issued by HFC. The Company has not earned finance charges during 2000 as the result of a secured financing and servicing arrangement with an unaffiliated third party to fund HFC's premium finance activities. This arrangement was initiated during the fourth quarter of 1999. As HFC services the premium finance notes for the unaffiliated third party, income derived from the premium finance notes is reflected in processing and servicing fees.

     Processing and service fees represents income earned on the servicing arrangement with the unaffiliated third party (as discussed above) and third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first quarter of 2000 increased $0.9 million (196%) principally as a result of the premium finance servicing arrangement with the unaffiliated third party.


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



    Item 3.    Defaults on Senior Securities.

               None.



     Item 4.   Submission of Matters to a Vote of Security-Holders.

               None




      Item 5.  Other Information.

               None.



      Item 6.  Exhibits and Reports on Form 8-K.

          (a)  The  exhibit listed in the Exhibit Index appearing  on page

          (b)  The  Company  did not  file  any  Form 8-K  Current  Reports

                                Exhibit Index


  Exhibit                        Description
  Number
  ------
  10 (a) Automobile Physical damage catastrophe Excess of Loss Reinsurance Contract effective July 1, 1999 between American Hallmark Insurance Company of Texas and GE Reinsurance Corporation.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HALLMARK FINANCIAL SERVICES, INC.
                           (Registrant)



 Date: May 12, 2000       /s/ Ramon D. Phillips
                          -----------------------------------
                          Ramon D. Phillips, President (Chief
                          Executive Officer)


 Date: May 12, 2000       /s/ John J. DePuma
                          -----------------------------------
                          John J. DePuma, Chief Financial Officer