Form 10QSB
period 2000-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2000-08-14
CIK 819913

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

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

                            Yes   X       No


                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,048,133 shares outstanding as of August 12, 2000.

                                  PART I
                           FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                        Page Number
                                                        -----------


 Consolidated Balance Sheets at June 30, 2000                3
 (unaudited) and December 31, 1999

 Consolidated Statements of Income (unaudited) for           4
 the three and six months ended June 30, 2000 and

 Consolidated Statements of Cash Flows (unaudited)           5
 for the six months ended June 30, 2000 and June

 Notes to Consolidated Financial Statements                  6
 (unaudited)


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   --------

                                                      June 30       December 31
                     ASSETS                             2000            1999
                                                    (Unaudited)
                                                    -----------     -----------
 Investments:
    Debt securities, held-to-maturity, at
      amortized cost                               $  5,947,411    $  3,831,657
    Equity securities, available-for-sale, at
      market value                                      142,345         142,901
    Short-term investments, at cost which
      approximates market value                       6,933,080       6,373,491
                                                    -----------     -----------
             Total investments                       13,022,836      10,348,049

 Cash and cash equivalents                            4,439,648       5,786,069
 Restricted cash                                      3,440,297       3,422,297
 Prepaid reinsurance premiums                        10,141,424       7,673,196
 Premiums receivable from lender (net of
   allowance for doubtful accounts of
   $148,348 in 2000 and $68,287 in 1999)             12,078,702       9,058,958
 Premiums receivable                                  1,531,416         741,613
 Reinsurance recoverable                             18,745,297      15,673,241
 Deferred policy acquisition costs                    3,466,442       2,741,076
 Excess of cost over net assets acquired (net
   of accumulated amortization of $1,563,587
   in 2000 and $1,485,080 in 1999)                    4,666,627       4,745,134
 Deferred federal income taxes                          324,727         212,059
 Accrued investment income                               90,543          52,721
 Other assets                                         1,033,656         547,820
                                                    -----------     -----------
                                                   $ 72,981,615    $ 61,002,233
                                                     ==========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $ 10,872,291    $  9,288,366
    Unpaid losses and loss adjustment expenses       20,722,304      17,804,254
    Unearned premiums                                15,349,131      11,761,723
    Reinsurance balances payable                      3,595,796       2,623,603
    Deferred ceding commissions                       2,884,994       2,142,097
    Drafts outstanding                                1,272,195         901,471
    Current federal income taxes payable                  7,776          46,124
    Accrued ceding commission refund                  1,490,047       1,251,614
    Accounts payable and other accrued expenses       3,571,550       2,516,222
    Accrued litigation costs                            950,000         950,000
                                                    -----------     -----------
          Total liabilities                          60,716,084      49,285,474
                                                    -----------     -----------
 Stockholders' equity
    Common stock, $.03 par value, authorized
      100,000,000 shares issued 11,854,610
      shares in 2000 and 1999                           355,638         355,638
    Capital in excess of par value                   10,875,212      10,875,212
    Retained earnings                                 2,092,277       1,543,304
    Accumulated other comprehensive income              (14,429)        (14,228)
    Treasury stock, 806,477 shares, at cost          (1,043,167)     (1,043,167)
                                                    -----------     -----------
          Total stockholders' equity                 12,265,531      11,716,759
                                                    -----------     -----------
                                                   $ 72,981,615    $ 61,002,233
                                                    ===========     ===========

              The accompanying notes are an integral part
                of the consolidated financial statements


                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended                     Six Months Ended
                                                     June 30                               June 30
                                           -----------------------------        ------------------------------
                                               2000              1999               2000               1999
                                           -----------       -----------        -----------        -----------
 Gross premiums written                   $ 12,870,742      $  8,241,565       $ 26,098,589       $ 18,407,258
 Ceded premiums written                     (7,662,205)       (4,723,427)       (15,401,396)       (10,693,734)
                                           -----------       -----------        -----------        -----------
       Net Premiums written               $  5,208,537      $  3,518,138       $ 10,697,193       $  7,713,524
                                           ===========       ===========        ===========        ===========
 Revenues:
    Gross premiums earned                   11,863,434         8,259,477         22,511,182         16,019,209
    Earned premiums ceded                   (6,831,799)       (4,822,930)       (12,933,169)        (9,489,605)
                                           -----------       -----------        -----------        -----------
       Net Premiums earned                   5,031,635         3,436,547          9,578,013          6,529,604

    Investment income, net of expenses         292,550           178,920            518,347            352,476
    Finance charges                              -               528,567           -                   966,288
    Processing and service fees              1,318,337           542,674          2,690,329          1,006,624
    Other income                                82,033            91,370            166,761            193,333
                                           -----------       -----------        -----------        -----------
        Total revenues                       6,724,555         4,778,078         12,953,450          9,048,325
                                           -----------       -----------        -----------        -----------

 Benefits, losses and expenses:
    Losses and loss adjustment expenses     11,571,810         6,281,791         21,118,143         11,538,522
    Reinsurance recoveries                  (7,654,285)       (4,015,104)       (14,044,111)        (7,451,304)
                                           -----------       -----------        -----------        -----------
 Net losses and loss adjustment expenses     3,917,525         2,266,687          7,074,032          4,087,218

 Acquisition costs, net                         83,546          (114,077)            17,531           (388,542)
 Other acquisition and underwriting
   expenses                                    958,248         1,176,582          2,123,396          2,509,196
 Operating expenses                          1,137,221           925,144          2,282,175          1,634,623
 Interest expense                              273,273           148,076            504,747            295,023
 Amortization of intangible assets              39,253            39,253             78,507             78,507
                                           -----------       -----------        -----------        -----------
 Total benefits, losses and expenses         6,409,066         4,441,665         12,080,388          8,216,025
                                           -----------       -----------        -----------        -----------
 Income from operations before
   federal income taxes                        315,489           336,413            873,062            832,300
 Federal income tax expense                    120,362           139,641            324,089            329,807
                                           -----------       -----------        -----------        -----------
 Net income                               $    195,127      $    196,772       $    548,973       $    502,493
                                           ===========       ===========        ===========        ===========

 Basic and diluted earnings per share     $       0.02      $       0.02       $       0.05       $       0.05
                                           ===========       ===========        ===========        ===========
 Common stock shares outstanding            11,048,133        11,048,133         11,048,133         11,048,133
                                           ===========       ===========        ===========        ===========


                The accompanying notes are an integral part
                 of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
 Cash flows from operating activities:
    Net income                                      $   548,973  $   502,493

    Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
       Depreciation and amortization expense            164,443      132,553
       Change in deferred Federal income taxes         (112,668)      29,148
       Change in prepaid reinsurance premiums        (2,468,228)  (1,204,129)
       Change in premiums receivable                   (789,803)    (121,514)
       Change in deferred policy acquisition           (725,366)    (693,956)
       Change in deferred ceding commissions            742,897      305,414
       Change in unpaid losses and loss               2,918,050      (57,894)
       Change in unearned premiums                    3,587,408    2,388,049
       Change in reinsurance recoverable             (3,072,056)     131,904
       Change in reinsurance balances payable           972,193       23,549
       Change in current federal income tax             (38,348)     320,279
       Change in accrued ceding commission refund       238,433      329,609
       Change in all other liabilities                1,426,052      526,539
       Change in all other assets                      (524,190)      50,192
                                                     ----------   ----------
           Net cash provided by operating             2,867,790    2,662,236
                                                     ----------   ----------
 Cash flows from investing  activities:
    Purchases of property and equipment                 (85,604)     (27,208)
    Premium finance notes originated                (18,295,128) (12,096,418)
    Premium finance notes repaid                     15,275,384   10,295,533
    Change in restricted cash                           (18,000)     (26,000)
    Purchases of debt securities                     (3,101,030)         -
    Maturities and redemptions of
      investment securities                             985,831    1,795,338
    Purchase of short-term investments               (9,559,589)  (8,386,203)
    Maturities of short-term investments              9,000,000    3,800,000
                                                     ----------   ----------
       Net cash used in investing activities         (5,798,136)  (4,644,957)
                                                     ----------   ----------
 Cash flows from financing activities:
     Repayment of borrowings                           (215,298)     (31,732)
     Net advances from lender                         1,799,223          -
                                                     ----------   ----------
         Net cash provided by (used in)
           financing activities                       1,583,925      (31,732)
                                                     ----------   ----------
 Decrease in cash and cash equivalents               (1,346,421)  (2,014,453)
 Cash and cash equivalents at beginning of period     5,786,069    6,776,274
                                                     ----------   ----------
 Cash and cash equivalents at end of period         $ 4,439,648  $ 4,761,821
                                                     ==========   ==========

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

 Item 1.  Notes to Consolidated Financial Statements (Unaudited).

 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2000 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

 Note 2 - Reinsurance

     The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement between the Company and its reinsurers. During the periods presented, the Company retained 25% and ceded 75% of the risk to their reinsurers. Effective July 1, 2000, the Company has entered into a new reinsurance agreement whereby the Company retains 35% of the risk.

 Note 3 - Commitments and Contingencies

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit (including interest) with the court of $1,391,006 as of June 30, 2000 has been included as restricted cash in the accompanying balance sheet.

     Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of June 30, 2000. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.



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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. Prior to July 1, 2000, the Company's principal reinsurers, GE Reinsurance Corporation and Dorinco Reinsurance Company ("Dorinco"), collectively assumed 75% of Hallmark's risk. Effective July 1, 2000, Dorinco assumed 65% of the risk with Hallmark retaining the remaining 35%. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agents ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.

 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, processing fees, and premium finance service fees. Other sources of funds are from financing and investment activities.

     Net cash provided by the Company's consolidated operating activities was $0.2 million greater during the first six months of 2000 than during the first six months of 1999. This increase is principally due to increased annual policy premium volume. Cash used by investing activities increased approximately $1.2 million. As a result of increased annual policy premium volume, HFC originated more premium finance notes than it received in premium finance payments. Cash provided by financing activities increased
 $1.6 million as a result of net advances under HFC's secured financing arrangement with an unaffiliated third party.

     On a consolidated basis, the Company's liquidity increased $1.4 million during the first six months of 2000. The Company's total cash, cash equivalents and investments (excluding restricted cash of $3.4 million) at June 30, 2000 and December 31, 1999 were $17.5 million and $16.1 million, respectively. This increased liquidity is primarily due to increased policy production during fiscal 2000.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $17.5 million at June 30, 2000, $1.2 million (as compared to approximately $0.9 million at December 31, 1999) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. However, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates. During the first six months of 2000 and 1999, Hallmark paid or accrued management fees of $100,000 and $325,000, respectively. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 2000, and this should continue to be a moderate source of unrestricted liquidity. The Company has never received a dividend from Hallmark and there is no immediate plan to pay a dividend.

     During the first six months of 2000, the amount of funding available to fund premium finance notes under the secured financing arrangement with the unaffiliated third party was increased to $10.0 million from $8.0 million. As of June 30, 2000, HFC had an outstanding balance on advances under the financing arrangement of approximately $8.6 million at an interest rate of 10%. Under the financing arrangement, the maximum additional advances available to HFC at June 30, 2000 were $1.4 million.

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was approximately $12.2 million during the first six months of 2000 as compared to $7.5 million during the first six months of 1999. During the first six months of 2000, AHGA received $2.5 million in commissions related to this program from
 Hallmark, and paid earned commissions of approximately $1.5 million to independent agents. This has resulted in increased unrestricted liquidity for the Company. During the first six months of 1999, AHGA received $1.6 million in commissions related to this program from Hallmark, and paid earned commissions of $0.9 million to independent agents.

     Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to approximately $2.9 million at June 30, 2000 from $2.1 million at December 31, 1999. Deferred policy acquisition costs as of June 30, 2000 increased $0.7 million as compared to December 31, 1999. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core State and County annual premium volume.

     Premium receivable from lender increased $3.0 million during 2000 as a result of increased annual policy production during the first six months of 2000 as compared to the last six months of 1999. Prepaid reinsurance premiums, unpaid losses and LAE, reinsurance recoverable and unearned premiums increased as expected in relation to increased premium writings. Accounts payable and other accrued expenses increased as a result of increased commissions due to independent agents under the earned commission program.

     At June 30, 2000, Hallmark's statutory capital and surplus was approximately $6.2 million, which reflects a 3% increase over the balance reported at December 31, 1999. On a rolling-twelve months premium basis, Hallmark's premium-to-surplus ratio for the twelve months ended June 30, 2000 was 2.98 to 1 as compared to 2.57 to 1 for the year ended December 31, 1999 and 2.88 to 1 at June 30, 1999. Management does not presently expect Hallmark to require additional capital during 2000 to fund existing operations, due, in part, to its election to discontinue reinsuring two unaffiliated MGA programs as discussed below.

     The Company provides program administration for three unaffiliated MGAs and claims handling services for four unaffiliated MGAs. Under these contracts, the Company, as program administrator, performs certain administrative functions, including cash management, underwriting and rate-setting reviews, underwriting and policy processing (on two of the programs) and claims handling. Hallmark assumes a pro-rata share of the business produced under each of the unaffiliated MGAs programs (ranging from 15% to 25%) with the remaining percentage of the business assumed by Hallmark's principal reinsurers. Effective July 1, 2000, two of the unaffiliated MGA programs have discontinued writing new business due to non-renewal of their reinsurance treaties. The Company will continue to perform functions as defined in the respective contracts during the run-off period.

     Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.


 Results of Operations

     Gross premiums written (prior to reinsurance) for the three and six months ended June 30, 2000 increased approximately 56% and 42%, respectively, in relation to gross premiums written during the same periods in 1999. Net premiums written (after reinsurance) for the three and six months ended June 30, 2000 increased 48% and 39%, respectively, over the same periods in 1999. The increase in premiums written was due to the increase in the core State & County premium volume and increased premium volume from assumed business produced by unaffiliated MGAs as compared to the prior year.

     Premiums earned  (prior to  reinsurance) for  the three  and six  months ended June 30, 2000 increased approximately 44% and 41%, respectively, as compared to the same periods of 1999. For the three and six months ended June 30, 2000, net premiums earned (after reinsurance) increased 46% and 47%, respectively, as compared to the same periods of 1999. The disproportionate change in premiums earned prior to and after reinsurance is due to policy fees and the assumption of increased premiums produced by the unaffiliated MGAs, both of which are fully retained by the Company and thus have a greater impact on net premiums earned.

     Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 2000 were 78% and 74%, respectively, compared to 66% and 63% for the same periods of 1999. Hail damage during 2000 accounted for approximately 2% of the increased loss ratio. The remaining increase is attributable to the increased loss ratios on the core State & County business and the assumed unaffiliated MGA business. Two of the unaffiliated MGA programs have been cancelled effective July 1, 2000. The loss ratios on these two programs exceeded 113%.

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in the debit balance of acquisition costs, net is primarily due to a larger increase in ceding commission income (credits) than in acquisition costs (debits) along with an increase in the deferral rate (of both credits and debits).

     Other acquisition and underwriting expenses for the three and six months ended June 30, 2000 decreased approximately 19% and 15%, respectively, as compared to the same periods of 1999. The decrease in expenses is primarily attributable to the combined effect of (1) increased ceding commission income as a result of increased core State & County premium volume and (2) increased management resources spent on premium finance operations and third party administrative and claims handling contracts. Management resources focused on building the third party processing and program administration business are allocated to operating expenses rather than acquisition and underwriting expenses. These decreases are partially offset by an increase in commission expenses related to assumption of business written by unaffiliated MGAs and other variable expenses associated with increased premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from service/consulting fees. Operating expenses increased approximately 23% and 40%, respectively, during the three and six months ended June 30, 2000 as compared to the same periods of 1999. The majority of this increase is attributable to the variable expenses related to increased volume in the Company's premium finance operations, the deployment of management and staff resources to the development, administration and/or processing of third party contracts and the development of technological improvements in information systems.

     During 1999, the Company earned finance charges (interest) on premium notes issued by HFC. The Company has not earned finance charges during 2000 as the result of a secured financing and servicing arrangement with an unaffiliated third party to fund HFC's premium finance activities. This arrangement was initiated during the fourth quarter of 1999. As HFC services the premium finance notes for the unaffiliated third party, income derived from the premium finance notes is reflected in processing and service fees.

     Processing and service fees represent income earned on the servicing arrangement with the unaffiliated third party (as discussed above) and third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the three and six months of 2000 increased approximately $0.8 million and $1.7 million as compared to 1999 principally as a result of the premium finance servicing arrangement with the unaffiliated third party.

     Although total revenues for the three and six months ended June 30, 2000 increased approximately 41% and 43%, respectively, compared to the same periods of 1999, net inceome for both periods was flat. Marketing fragmentation and capital over-capacity in the insurance industry over the last several years have depressed premium rates. The cumulative effect of inadequate rates, coupled with hail storm claims in the first half of the year mitigated the impact of increased revenues on profitability.

 Recent Developments

      Management believes that recent trends emerging in the Texas insurance industry may provide the foundation for increasing future profitability of the Company. Initial indicators reflect a marketplace characterized by higher premium rates and a decrease in active competitors. The Company has been strategically increasing premium rates since November 1999, and intends to systematically implement additional rate increases to optimize
 underwriting  profits.    As  part  of  the  continual  management  of   its
 independent agents, the Company is actively working to increase the profitability of the business produced by its agent base through targeted rate increases, more stringent underwriting guidelines and heightened agent performance requirements (including agency underwriting performance, operational quality standards and premium production commitments).

      Additionally, management is in the process of implementing a phased program to strengthen its information technology capabilities in several areas. The thrust of the first phase is to enhance Company and agency relationships by improving content and timeliness of information to support its agents in servicing their customers. The Company is currently testing the first phase internally. The Company expects to commence testing by selected agents during the third quarter of fiscal 2000, with a full implementation beginning in the fourth quarter. The emphasis of the second phase will be to implement point-of-sale technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of service to existing policy holders. Testing of this phase is scheduled for early 2001. When fully implemented, these information technology enhancements should result in cost savings for both the Company and its participating agents.

      The expectation of increased premium rates in the Texas marketplace is largely the result of recent tightening in the availability of reinsurance on acceptable terms. Partially as a result of this development, effective July 1, 2000, Hallmark entered into a new reinsurance agreement with Dorinco, one of the two primary reinsurers under the prior arrangement. Under the new reinsurance agreement, Hallmark has increased its risk retention to 35% (from 25% under the previous arrangements) and Dorinco, as the sole reinsurer, has increased its participation to 65% (from 37.5% previously). In addition, the new agreement increases the provisional ceding commission from 30% to 32%; decreases the minimum ceding commission from 27.5% to 21%; and increases the ratio for computing earned ceding commissions above the minimum from 0.7:1 to 1:1 (i.e., the number of percentage points by which the earned commission is increased over the minimum is now equal to the number of percentage points by which the reinsurance loss ratio decreases from an established benchmark). Under the agreement, Hallmark retains the provisional commission (also the maximum) received from July 1, 2000, through the third quarter of 2002, at which time the earned ceding commission will be determined based on the developed reinsurance loss ratio as of June 30, 2002.

      Management believes that Hallmark's new reinsurance agreement is advantageous to the Company in light of the current reinsurance market. Although the decrease in the minimum ceding commission exposes Hallmark to reduced ceding commission income (especially in the near term), the increase in both the provisional ceding commission and the ratio for computing earned ceding commissions provides the potential for enhancing future profits. In addition, short term liquidity will be favorably impacted by the increase in the provisional ceding commissions, as well as Hallmark's continued retention of 100% of policy fees.

     Principally as a result of the inability of many MGA's to secure acceptable reinsurance terms, the Company has curtailed active pursuit of full service third party program administration contracts. For the foreseeable future, the Company plans to limits its marketing of third party services primarily to claims handling contracts.

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

                                   PART II
                              OTHER INFORMATION


      Item 1.  Legal Proceedings.

               Except for routine litigation incidental to the business of the Company and as described in Note 3 to the Consolidated Financial Statements of the Company, neither the Company nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.


      Item 2.  Changes in Securities.

               None.


      Item 3.  Defaults on Senior Securities.

               None.


      Item 4.  Submission of Matters to a Vote of Security-Holders.


               The Company's Annual Meeting of Shareholders was held on ( a ) May 25, 2000. Of the 11,048,133 shares of common stock of the Company entitled to vote at the meeting, 8,885,984 shares were present in person or by proxy.

       ( b )   The   following  individuals  were  elected  to   serve  as
               directors for the Company: Ramon D. Phillips, Linda H. Sleeper, Raymond A. Kilgore, James H. Graves, George R. Manser and C. Jeffrey Rogers.

       ( c )   There was no other business to come before the meeting.


      Item 5.  Other Information.


               None.


      Item 6.  Exhibits and Reports on Form 8-K.


         (a) The exhibit listed in the Exhibit Index appearing on page 14 is filed herewith.

         (b) The Company did not file any Form 8-K Current Reports during the second quarter of 2000.

                                  Exhibit Index



    Exhibit
    Number                         Description
    -------                        -----------
    10(a) Seventh Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HALLMARK FINANCIAL SERVICES, INC.
                              (Registrant)



 Date: August 12, 2000        /s/ Ramon D. Phillips
                              -----------------------------------
                              Ramon D. Phillips, President (Chief
 Date: August 12, 2000        Executive Officer)

                              /s/ John J. DePuma
                              ---------------------------------------
                              John J. DePuma, Chief Financial Officer