Form 10QSB
period 2000-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2000-11-14
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of November 10, 2000.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements



                   INDEX TO FINANCIAL STATEMENTS

                                                    Page Number
                                                    -----------

 Consolidated Balance Sheets at September 30,            3
 2000 (unaudited) and December 31, 1999

 Consolidated Statements of Income (unaudited)           4
 for the three and nine months ended September

 Consolidated Statements of Cash Flows                   5
 (unaudited) for the nine months ended

 Notes to Consolidated Financial Statements              6
 (unaudited)


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   --------
                                                    September 30    December 31
                                                        2000           1999
                                                    (Unaudited)
                                                    -----------     -----------
 Investments:
    Debt securities, held-to-maturity, at
      amortized cost                               $  5,929,165    $  3,831,657
    Equity securities, available-for-sale, at
      market value                                      142,800         142,901
    Short-term investments, at cost which
      approximates market value                       6,652,919       6,373,491
                                                    -----------     -----------
             Total investments                       12,724,884      10,348,049

 Cash and cash equivalents                            6,927,199       5,786,069
 Restricted cash                                      3,449,297       3,422,297
 Prepaid reinsurance premiums                        10,281,813       7,673,196
 Premium receivable from lender (net of
   allowance for doubtful accounts of
   $166,447 in 2000 and $78,326 in 1999)             13,382,577       9,058,958
 Premiums receivable                                    947,306         741,613
 Reinsurance recoverable                             19,753,226      15,673,241
 Deferred policy acquisition costs                    3,830,686       2,741,076
 Excess of cost over net assets acquired (net
   of accumulated amortization of $1,602,841
   in 2000 and $1,485,080 in 1999)                    4,627,374       4,745,134
 Deferred federal income taxes                          361,390         212,059
 Accrued investment income                               96,108          52,721
 Other assets                                           698,740         547,820
                                                    -----------     -----------
                                                   $ 77,080,600    $ 61,002,233
                                                    ===========     ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $ 12,512,537    $  9,288,366
    Unpaid losses and loss adjustment expenses       20,966,268      17,804,254
    Unearned premiums                                15,794,458      11,761,723
     Reinsurance balances payable                     4,444,251       2,623,603
     Deferred ceding commissions                      3,395,434       2,142,097
     Drafts outstanding                               1,462,366         901,471
     Accrued ceding commission refund                 1,653,812       1,251,614
     Current federal income taxes payable                28,718          46,124
     Accounts payable and other accrued expenses      3,688,809       2,516,222
     Accrued litigation costs                           950,000         950,000
                                                    -----------     -----------
          Total liabilities                          64,896,653      49,285,474
                                                    -----------     -----------
 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 11,855,610 in
       2000 and 11,854,610 shares in 1999               355,668         355,638
     Capital in excess of par value                  10,875,432      10,875,212
     Retained earnings                                2,010,069       1,543,304
     Accumulated other comprehensive income             (14,055)        (14,228)
     Treasury stock, 806,477 shares, at cost         (1,043,167)     (1,043,167)
                                                    -----------     -----------
          Total stockholders' equity                 12,183,947      11,716,759
                                                    -----------     -----------
                                                   $ 77,080,600    $ 61,002,233
                                                    ===========     ===========

              The accompanying notes are an integral part
                of the consolidated financial statements


            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Three Months Ended                  Nine Months Ended
                                                    September 30                        September 30
                                           -----------------------------        ------------------------------
                                               2000              1999               2000               1999
                                           -----------       -----------        -----------        -----------
 Gross premiums written                   $ 12,352,362      $  9,631,847       $ 38,450,952       $ 28,039,106
 Ceded premiums written                     (8,235,564)       (5,797,482)       (23,636,960)       (16,491,216)
                                           -----------       -----------        -----------        -----------
       Net Premiums written               $  4,116,798      $  3,834,365       $ 14,813,992       $ 11,547,890
                                           ===========       ===========        ===========        ===========
 Revenues:
    Gross premiums earned                   11,202,560         8,628,631         33,713,742         24,647,840
    Earned premiums ceded                   (7,390,701)       (4,996,583)       (20,323,870)       (14,486,188)
                                           -----------       -----------        -----------        -----------
       Net Premiums earned                   3,811,859         3,632,048         13,389,872         10,161,652

    Investment income, net of expenses         293,178           212,356            811,525            564,832
    Finance charges                                  -           521,974                  -          1,488,262
    Processing and service fee               1,191,435           499,973          3,881,764          1,506,597
    Other income                                76,577            93,784            243,338            287,116
                                           -----------        ----------         ----------         ----------
        Total revenues                       5,373,049         4,960,135         18,326,499         14,008,459

 Benefits, losses and expenses
    Losses and loss adjustment expenses     10,616,960         7,355,814         31,735,103         18,894,337
    Reinsurance recoveries                  (7,038,221)       (4,911,209)       (21,082,332)       (12,362,513)
                                           -----------        ----------         ----------        -----------
 Net losses and loss adjustment expenses     3,578,739         2,444,605         10,652,771          6,531,824

 Acquisition costs, net                        146,195           226,777            163,728           (161,766)
 Other acquisition and underwriting
   expenses                                    415,473         1,096,832          2,538,869          3,606,015
 Operating expenses                            998,526           809,345          3,280,698          2,443,980
 Interest expense                              300,225           149,275            804,972            444,299
 Amortization of intangible assets              39,253            39,254            117,761            117,761
                                           -----------       -----------        -----------        -----------
 Total benefits losses and expenses          5,478,411         4,766,088         17,558,799         12,982,113
                                           -----------       -----------        -----------        -----------
 (Loss) income from operations
   before federal income taxes                (105,362)          194,047            767,700          1,026,346
 Federal income tax (benefit) expense          (23,154)           65,661            300,934            395,468
                                           -----------       -----------        -----------        -----------

 Net (loss) income                        $    (82,208)     $    128,386       $    466,766       $    630,878
                                           ===========       ===========        ===========        ===========

 Basic and diluted earnings per share     $      (0.01)     $       0.01       $       0.04       $       0.06
                                           ===========       ===========        ===========        ===========
 Common stock shares outstanding            11,049,133        11,048,133         11,049,133         11,048,133
                                           ===========       ===========        ===========        ===========

                The accompanying notes are an integral part
                 of the consolidated financial statements

         HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                         Nine Months Ended
                                                           September 30
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
 Cash flows from operating activities:
    Net income                                      $   466,766  $   630,878

    Adjustments to reconcile net loss to cash
       Depreciation and amortization expense            234,517      214,558
       Change in deferred Federal income taxes         (149,331)     (83,933)
       Change in prepared reinsurance premiums       (2,608,617)  (2,005,028)
       Change in premiums receivable                   (205,693)      72,313
       Change in deferred policy acquisition costs   (1,089,610)    (724,946)
       Change in deferred ceding commissions          1,253,337      563,181
       Change in unpaid losses and loss adjustment
         expenses                                     3,162,014      890,918
       Change in unearned premiums                    4,032,735    3,391,265
       Change in reinsurance recoverable             (4,079,985)    (931,838)
       Change in reinsurance balances payable         1,820,648      895,017
       Change in current federal income payable         (17,406)     304,021
       Change in accrued ceding commission refund       402,198      485,183
       Change in all other liabilities                1,733,482      788,664
       Change in all other assets                      (141,229)      68,047
                                                     ----------   ----------
    Net cash provided by operating activities         4,813,826    4,558,300
                                                     ----------   ----------
 Cash flows from investing  activities:
    Purchases of property and equipment                (169,662)     (48,292)
    Premium finance notes originated                (29,426,827) (18,734,555)
    Premium finance notes repaid                     25,103,207   15,937,222
    Change in restricted cash                           (27,000)     (38,000)
    Purchase of debt securities                      (3,601,030)  (1,792,633)
    Maturities and redemptions of
      investment securities                           1,503,624    1,906,491
    Purchase of short-term investments              (14,779,428) (12,301,156)
    Maturities of short-term investments             14,500,000    9,221,201
                                                     ----------   ----------
       Net cash used in investing activities         (6,897,116)  (5,849,722)
                                                     ----------   ----------
 Cash flows from financing activities:
     Net advances from lender                         3,621,469            -
     Repayment of borrowings                           (397,299)     (48,201)
     Proceeds from common stock issued                      250            -
                                                     ----------   ----------
 Net cash provided by (used in) financing activities  3,224,420      (48,201)
                                                     ----------   ----------
 Increase (decrease) in cash and cash equivalents     1,141,130   (1,339,623)
 Cash and cash equivalents at beginning of period     5,786,069    6,776,274
                                                     ----------   ----------
 Cash and cash equivalents at end of period         $ 6,927,199  $ 5,436,651
                                                     ==========   ==========

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

 Item 1.  Notes to Consolidated Financial Statements (Unaudited).

 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2000 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

 Note 2 - Reinsurance

     The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement between the Company and its reinsurer. Effective July 1, 2000, the Company entered into a new reinsurance agreement with Dorinco Reinsurance Company ("Dorinco") whereby the Company, upon mutual agreement with Dorinco, may elect on a quarterly basis to retain 30% to 45% of the risk. Policy fees are 100% included in the premium base. The minimum commission rate is 31% at a 64.5% loss ratio or higher. The commission rate increases 1:1 to any percentage decrease in the loss ratio to a provisional/maximum commission rate of 41% at a loss ratio of 54.5% or lower. Prior to July 2000, the Company retained 25% of the risk and ceded 75% of the risk to two reinsurers, Dorinco and GE Reinsurance Corporation.

      During the third quarter of 2000, the Company commuted loss reserves under its previous reinsurance agreement (effective March 1, 1992 through June 30, 1996) with Vesta Fire Insurance Corporation. The reserves were commuted at 100%. The Company received approximately $0.5 million in cash which has subsequently been invested in government securities. It is anticipated that related outstanding claims will be settled over the next two years.

 Note 3 - Commitments and Contingencies

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believes the outcome in this case was both legally and factually incorrect and has appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeal. The amount on deposit (including interest) with the court of $1,400,006 as of September 30, 2000 has been included as restricted cash in the accompanying balance sheet.

     Although the Company intends to aggressively pursue its appeal, the Company is presently unable to determine the likelihood of a favorable result. Further, a favorable ruling on some portions of the appeal could entail the necessity for a new trial. Therefore, the Company established a reserve of $950,000 during the fourth quarter of 1997 for loss contingencies related to this case. This reserve remains unchanged as of September 30, 2000. The possible range of loss in the event of an ultimately unfavorable outcome to this case exceeds the amount presently reserved. Conversely, in the event of a favorable resolution of the case, the expenses incurred could be less than the reserve amount. Therefore, future adjustments to the reserve may be required.

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

     The Company pursues its business activities through an integrated insurance group (collectively, the "Insurance Group") the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agent, American Hallmark General Agency, Inc. ("AHGA"); a network of affiliated insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjustment firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreements, Hallmark cedes a substantial portion of its risk and retains the balance. During the third quarter of fiscal 2000, Dorinco Reinsurance Company ("Dorinco") assumed 70% of the risk with Hallmark retaining the remaining 30%. Prior to July 1, 2000, the Company's principal reinsurers, GE Reinsurance Corporation and Dorinco collectively assumed 75% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agents ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.

 New Reinsurance Agreements

     As a result of increased premium volume and funds expended by Hallmark on systems development, the Company undertook several steps during the third quarter to strengthen Hallmark's surplus. One such step was to retroactively renegotiate certain terms of a new reinsurance agreement with Dorinco previously executed to be effective July 1, 2000. Under the renegotiated reinsurance agreement, Hallmark may elect on a quarterly basis to retain between 30% and 45% of the risk (compared to 25% under the previous arrangements) and Dorinco, as the sole reinsurer, has increased its participation to assume the remainder. Policy fees are now included in the treaty at 100% (compared to 0% previously). In addition, the new agreement increases the provisional and maximum ceding commission from 30% to 41%, increases the minimum ceding commission from 27.5% to 31%, and increases the ratio for computing earned ceding commissions above the minimum from 0.7:1 to 1:1 (i.e. the number of percentage points by which the earned commission is increased over the minimum is now equal to the number of percentage points by which the reinsurance loss ratio decreases from an established benchmark). Regarding the minimum commission, the rate of 31% is in force through February 28, 2001 and decreases to 26% effective March 1, 2001. Under the renegotiated agreement, Hallmark retains the provisional/maximum commission from July 1, 2000, through the third quarter of 2002, at which time the earned ceding commission will be determined based on the developed reinsurance loss ratio as of June 30, 2002.

 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, processing fees, and premium finance service fees. Other sources of funds are from financing and investment activities.

     Net cash provided by the Company's consolidated operating activities was approximately $0.3 million greater during the first nine months of 2000 than during the first nine months of 1999. This increase is principally due to increased annual policy premium volume and the increase in the provisional ceding commission rate effective July 1, 2000. Additionally, the Company commuted one of its reinsurance treaties during the third quarter (as  discussed below),  thus generating  additional cash  flow  from operations. Cash used by investing activities increased approximately $1.0 million. As a result of increased annual policy premium volume, HFC originated more premium finance notes than it received in premium finance payments. Cash provided by financing activities increased approximately $3.3 million as a result of net advances under HFC's secured financing arrangement with an unaffiliated third party.

     On a consolidated basis, the Company's liquidity increased $3.6 million during the first nine months of 2000. The Company's total cash, cash equivalents and investments (excluding restricted cash of $3.5 million) at September 30, 2000 and December 31, 1999 were $19.7 million and $16.1 million, respectively. This increased liquidity is primarily due to increased policy production during fiscal 2000 and the increase in the provisional ceding commission rate to 41% from 30%. To a lesser extent, the commutation of the reinsurance treaty discussed below was also a contributing factor to the Company's increased liquidity.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $19.7 million at September 30, 2000, $1.7 million (as compared to $0.9 million at December 31, 1999) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, during the third quarter Hallmark did not pay the commissions allowed to AHGA. Additionally, HFS made a capital contribution of $250,000 to Hallmark. These steps were taken in order to bolster Hallmark's surplus to accommodate increased premium volume and systems development expenditures. During the first nine months of 2000 and 1999, Hallmark paid or accrued management fees of $150,000 and $425,000, respectively. Management anticipates that Hallmark will continue to pay management fees periodically during the remainder of 2000, and this should continue to be a moderate source of unrestricted liquidity.

      During the third quarter of 2000, the Company commuted loss reserves under its previous reinsurance agreement (effective March 1, 1992 through June 30, 1996) with Vesta Fire Insurance Corporation. The reserves were commuted at 100%. The Company received approximately $0.5 million in cash which has subsequently been invested in government securities. It is anticipated that related outstanding claims will be settled over the next two years.

      During the first nine months of 2000, the amount of funding available to fund premium finance notes under the secured financing arrangement with the unaffiliated third party was increased to $11.0 million from $8.0 million. As of September 30, 2000, HFC had an outstanding balance on advances under the financing arrangement of $10.4 million at an interest rate of 10%. Under the financing arrangement, the maximum additional advances available to HFC at September 30, 2000 were $0.6 million.

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was $18.7 million during the first nine months of 2000 as compared to $11.9 million during the first nine months of 1999. During the first nine months of 2000, AHGA received $3.6 million in commissions related to this program from Hallmark, and paid earned commissions of approximately $2.4 million to independent agents. This has resulted in increased unrestricted liquidity for the Company. During the first nine months of 1999, AHGA received $2.5 million in commissions related to this program from Hallmark, and paid earned commissions of $1.4 million to independent agents.

     Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to approximately $3.4 million at September 30, 2000 from $2.1 million at December 31, 1999. Deferred policy acquisition costs as of September 30, 2000 increased approximately $1.1 million as compared to December 31, 1999. The increase in Hallmark's core State & County annual premium volume contributed to the increase in both deferred ceding commission income and deferred policy acquisition costs. Additionally, the increase in deferred ceding commission income was impacted by the increase in the minimum ceding commission rate to 31% from 27.5%.

     Premium receivable from lender increased $4.3 million during 2000 as a result of increased annual policy production during the first nine months of 2000 as compared to the last nine months of 1999. Prepaid reinsurance premiums, unpaid losses and LAE, reinsurance recoverable and unearned premiums increased as expected in relation to increased premium writings. Accounts payable and other accrued expenses increased as a result of increased commissions due to independent agents under the earned commission program.

     At September 30, 2000, Hallmark's statutory capital and surplus was $6.3 million, which reflects a 5% increase over the balance reported at December 31, 1999. On a rolling-twelve months premium basis, Hallmark's premium-to-surplus ratio for the twelve months ended September 30, 2000 was
 2.96 to 1 as compared to 2.57 to 1 for the year ended December 31, 1999  and
 2.81 to 1 at September 30, 1999. As noted previously, during the third quarter of 2000, HFS contributed $250,000 to Hallmark. The increase in Hallmark's premium to surplus ratio from December 31, 1999 to September 30, 2000 is a result of increased core State & County premium volume as well as funds expended by Hallmark on systems development. For statutory purposes, systems development is treated as a non-admitted asset and thus reduces statutory surplus. For GAAP purposes, the systems development qualifies as an asset.

     The Company provides program administration and claims handling services for unaffiliated MGAs. The Company provides these services for two unaffiliated MGA programs which are currently producing new business. Under these contracts, the Company, as program administrator, performs certain administrative functions, including cash management, underwriting and rate-setting reviews, underwriting and policy processing (on two of the programs) and claims handling. Hallmark assumes a 20% pro-rata share of the business produced under each of the unaffiliated MGAs programs with the remaining percentage of the business assumed by Hallmark's principal reinsurer. Effective July 1, 2000, two other unaffiliated MGA programs discontinued writing new business due to non-renewal of their reinsurance treaties. The Company will continue to perform functions as defined in the respective contracts during the run-off period.

      Management is continuing to investigate opportunities for future growth and expansion. Additional capital or strategic alliances may be required to fund future expansion of the Company.

 Results of Operations

     Gross premiums written (prior to reinsurance) for the three and nine months ended September 30, 2000 increased 28% and 37%, respectively, in relation to gross premiums written during the same periods in 1999. Net premiums written (after reinsurance) for the three and nine months ended September 30, 2000 increased 7% and 28%, respectively, over the same periods in 1999. The increase in premiums written for the three and nine months of 2000 was due to the increase in the core State & County premium volume. Additionally, increased premium volume from assumed business produced by unaffiliated MGAs contributed to the increase for the nine months of 2000. As a result of a new reinsurance agreement effective July 1, 2000, 100% of policy fees are now included as reinsurance premium compared to 0% previously (i.e. Hallmark retained 30% during the third quarter of 2000 compared to 100% previously). This change in reinsurance has impacted net premiums written during the third quarter of 2000 thus explaining the disproportionate increase between gross and net premiums written.

     Premiums earned (prior to reinsurance) for the three and nine months ended September 30, 2000 increased approximately 30% and 37%, respectively, as compared to the same periods of 1999. For the three and nine months ended September 30, 2000, net premiums earned (after reinsurance) increased 5% and 32%, respectively, as compared to the same periods of 1999. As noted above, changes in the Company's reinsurance have impacted the retention of policy fees. The disproportionate change in premiums earned prior to and after reinsurance is due to policy fees and the assumption of increased premiums produced by the unaffiliated MGAs, both of which are fully retained by the Company and thus have a greater impact on net premiums earned.

      Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 2000 were approximately 94% and 80%, respectively, compared to 67% and 64% for the same periods of 1999. As noted above, Hallmark's reinsurance treaties were changed effective July 1, 2000 to include 100% of policy fees in the premium base. If policy fees had not been ceded during the third quarter of 2000, then the loss ratios for the three and nine months would have been 85% and 77%, respectively. The increase in loss ratios is attributable to increased loss ratios on the unaffiliated MGA business as well as the core State & County business. Two of the unaffiliated MGA programs, which are still in run-off and thus continue to impact the Company's loss ratio, were cancelled effective July 1, 2000. The loss ratios on these two programs exceeded 110% for the nine months ended September 30, 2000. The increased loss ratio on the core State & County business is a result of depressed premium rates during 1999 and the first part of 2000. Additionally, hail related losses incurred during the spring of 2000 also impacted the loss ratio for the nine months ended September 2000. As a result of a tightening of underwriting guidelines, raising of agent performance criteria, and a recent rate increase, the indicated loss ratio on the Company's new treaty year effective July 1, 2000 is significantly lower. However, claims costs are increasing principally due to rising medical, labor and repair costs.

     Acquisition costs, net, represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in acquisition costs, net, is primarily due to an increase in annual policy premium volume which directly impacts the deferral rate and an increased ceding commission rate as a result of changes in the Company's reinsurance terms.

     Other  acquisition and  underwriting expenses  for  the three  and  nine months ended September 30, 2000 decreased approximately 62% and 30%, respectively, as compared to the same periods of 1999. The decrease in expenses is primarily attributable to increased ceding commission income as a result of increased core State & County premium volume and increased minimum commission rate due to changes in the Company's reinsurance terms during the third quarter of 2000 to 31% from 27.5%. These decreases are partially offset by an increase in commission expenses and other variable expenses associated with increased premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from service/consulting fees. Operating expenses increased 23% and 34%, respectively, during the three and nine months ended September 30, 2000 as compared to the same periods of 1999. The majority of this increase is attributable to the variable expenses related to increased volume in the Company's premium finance operations, the deployment of management and staff resources to the administration and processing of third party contracts and the development of technological improvements in information systems.

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

      Investment income increased 38% and 44%, respectively, during the three and nine months ended September 30, 2000 compared to the same periods of 1999. The increase is attributable to the combined effect of an increase in funds available for investment resulting from increased premium volume and an overall increase in the effective yield of the Company's investment portfolio.

     Processing and service fees represent income earned on the premium finance servicing arrangement with an unaffiliated third party and third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the three and nine months of 2000 increased $0.7 million and $2.4 million, respectively, as compared to 1999 principally as a result of the Company's premium finance servicing arrangement with the unaffiliated third party.

     Although total revenues for the three and nine months ended September 30, 2000 increased approximately 8% and 31%, respectively, compared to the same periods of 1999, net income for both periods decreased. Market fragmentation and capital over-capacity in the insurance industry over the last several years have depressed premium rates. The cumulative effect of inadequate rates, coupled with hailstorm claims in the first half of the year and less favorable reinsurance terms in the third quarter mitigated the impact of increased revenues on profitability.

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

      Additionally, management is in the process of implementing a phased program to strengthen its information technology capabilities in several areas. The thrust of the first phase is to enhance Company and agency relationships by improving content and timeliness of information to support its agents in servicing their customers. The Company is currently testing the first phase internally. The Company expects to commence testing by selected agents during the fourth quarter of fiscal 2000, with a full implementation beginning thereafter. The emphasis of the second phase will be to implement point-of-sale technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of service to existing policyholders. When fully implemented, these information technology enhancements should result in cost savings for both the Company and its participating agents. The Company anticipates implementation of phase one and the majority of phase two during 2001.

      The expectation of increased premium rates in the Texas marketplace is largely the result of recent tightening in the availability of reinsurance on acceptable terms. Partially as a result of this development, effective July 1, 2000, Hallmark entered into a new reinsurance agreement with Dorinco, one of the two primary reinsurers under the prior arrangement (as more fully discussed under New Reinsurance Arrangements).

      Management believes that Hallmark's new reinsurance agreement is advantageous to the Company in light of the current reinsurance market. Although the increase in the minimum ceding commission rate favorably impacts underwriting expenses through February 28, 2001, the reduction in retained policy fees may negatively impact loss ratios in the short-term. Further, the decrease in the minimum ceding commission rate effective March 1, 2001 could adversely impact underwriting margins if improvement in the loss ratio has not occurred. The increase in both the provisional ceding commission and the ratio for computing earned ceding commissions provides the potential for enhancing future profits. In addition, short-term liquidity will be favorably impacted by the increase in the provisional ceding commissions.

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


                  None


      Item 5.
                  Other Information.


                  None.


      Item 6.     Exhibits and Reports on Form 8-K.


              (a) The exhibits listed in the Exhibit Index following
                  the signature page are filed herewith.


              (b) The Company did not file any Form 8-K Current Reports
                  during the third quarter of 2000.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: November 13, 2000             /s/ Linda H. Sleeper
                                     ---------------------------
                                     Linda H. Sleeper, President

 Date: November 13, 2000             /s/ John J. DePuma
                                     ---------------------
                                     John J. DePuma, Chief
                                     Financial Officer

                                Exhibit Index



     Exhibit                     Description
     -------                     -----------
    10 ( a ) Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company.

    10 ( b ) Addendum No. 2 to the Retrocession Contract, effective June 1, 1998, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective October 1, 1999.

    10 ( c ) Commutation Agreement, effective April 30, 2000, between Vesta Fire Insurance Corporation and American Hallmark Insurance Company of Texas.