Form 10KSB40
period 2000-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2001-03-28
CIK 819913

CONFORMED COPY


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                Annual Report under Section 13 or 15(d) of the
                      Securities Exchange Act  of 1934
                 For the fiscal year ended December 31, 2000

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

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [ XX ]     No  [    ]

 Check if there is no disclosure of delinquent filers in response to Item 40 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                            Yes [ XX ]     No  [    ]

 State issuer's revenues for its most recent fiscal year - $23,885,406.

 State the aggregate market value  of the voting stock held  by non-affiliate
 - $4,657,765 as of March 23, 2001.

 State the number of  shares outstanding of each  of the issuer's classes  of
 common equity, as of  the latest practicable date.   Common Stock, $.03  par
 value - 11,049,133 shares outstanding as of March 23, 2001.

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

    AHGA holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through independent agents operating under their own names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting, and cash management for unaffiliated managing general agencies ("MGAs"). Hallmark assumes a portion of the business produced by these unaffiliated MGA's.

    HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA.

    HCS  provides  fee-based  claims  adjustment,  salvage  and   subrogation
 recovery, and litigation services to Hallmark and unaffiliated MGA's.

 Insurance Group Operations

    Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several transactions, most of the companies now referred to as the Insurance Group. HFS manages Hallmark, AHGA, the Hallmark Agencies, HFC and HCS as an integrated Insurance Group that shares common management, computer facilities and corporate offices. AHGA manages the sale of State & County policies by the Hallmark Agencies and by independent agents and provides premium processing, underwriting, reinsurance accounting, and cash management to unaffiliated third parties. HFC offers a premium finance program for State & County policies marketed by the Hallmark Agencies and independent agents. HCS provides claims services to Hallmark and unaffiliated MGA's.

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

    The Company writes annual, monthly and six-month policies. The Company's core net premium volume was composed of a policy mix of 57% annual, 42% monthly and 1% six-month policies in 2000, and 51% annual, 47% monthly and 2% six-month policies in 1999. The Company's typical customer is unable or unwilling to pay either a half- or full-year's premium in advance, and thus a monthly policy, or an annual or six-month policy subject to financing, suits his/her budgetary needs.

    The Company finances annual and six-month policy premiums produced by AHGA through a premium finance program offered by HFC. During 2000, 93% of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program. During both 1999 and 1998 the percentage was 92%.

    HCS provides claims adjustment and related litigation services to both the Company and unaffiliated MGAs. Fees are charged either on a per-file basis, as a percentage of earned premiums or, in certain instances, a combination of both methods. When the Company receives notice of a loss, HCS personnel establish a claim file and an estimated loss reserve. HCS's adjusters review, investigate and initiate claim payments, with the Company utilizing a third-party claims service only in unusual circumstances. The Company has an in-house legal department that closely manages its claims-related litigation. Management believes that the Company achieves superior efficiency and cost effectiveness by principally utilizing trained employee-adjusters and an in-house litigation department.

 Underwriting and Other Ratios

     An insurance company's underwriting experience is traditionally measured by its statutory "combined ratio". The combined ratio under statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the "statutory loss ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). The approximate SAP underwriting profit or loss is affected to the extent the combined ratio is less or more than 100%. During 2000, 1999 and 1998, Hallmark experienced statutory loss ratios of 84.7%, 66.5% and 69.0%, respectively. During the same periods, it experienced statutory expense ratios of 16.4 %, 29.1% and 38.2%, respectively, and statutory combined ratios of 101%, 96% and 107%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by accounting principles generally accepted in the United States of America ("GAAP").

    As discussed more fully below under Reinsurance Arrangements, Hallmark's reinsurance treaties were changed effective July 1, 2000 to include 100% of policy fees in the reinsurance treaty premium base thus directly impacting the Company's 2000 statutory loss ratio. If treatment of policy fees had not been changed during the last half of 2000, the statutory loss ratio after reinsurance would have been 79%. The increase in loss ratios is attributable to increased loss ratios on both the core State & County business and the unaffiliated MGA programs. The increase in the loss ratio of the core State & County business is the combined result of the following:
 (1) the change in retention of policy fees from 100% to 30% effective July 1, 2000 as previously discussed; (2) depressed premium rates in 1999 and part of 2000 that were still being earned throughout 2000; (3) weather-related losses due to hail claims during the spring of 2000 and ice-related claims during the fourth quarter of 2000; (4) increasing claim costs principally due to rising medical, labor and repair costs; (5) unusually high cancellation rate during the fourth quarter principally due to enforcement of more stringent underwriting guidelines; and (6) some adverse development of 1999 losses. Additionally, the loss ratios of assumed unaffiliated MGA programs continued to adversely affect loss ratios. Two of the unaffiliated MGA programs were cancelled effective July 1, 2000, but are still in run-off. The loss ratios on these two programs for 2000 were 106% and 99%, respectively. Another of the unaffiliated MGA programs had a loss ratio during 2000 of 113%. This program has been cancelled effective March 1, 2001. Hallmark's 1999 statutory loss ratio decreased in relation to 1998 principally due to the change in retention of policy fees to 100% effective January 1, 1999 which increased net earned premium. This decrease was partially offset by (1) generally lower premium rates in 1999, (2) the assumption of increased third party MGA business (which has a higher overall loss ratio than the core State & County business), and (3) hail-related claims incurred in May and June 1999.

    The decrease in the 2000 statutory expense ratio is primarily attributable to the increase in the minimum ceding commission rate to 31% from 27.5% effective July 1, 2000 as well as an overall increase in ceding commission income resulting from higher premium volume during 2000. The increased ceding commission income is partially offset by increased commission expenses, front fees, premium taxes and other variable expenses directly related to premium volume. The decrease in the 1999 statutory expense ratio as compared to 1998 was primarily attributable to (1) decreases in salaries and related expenses and increased management resources spent on premium finance and unaffiliated MGA operations, (2) a 1% increase in the minimum ceding commission, and (3) change in certain underwriting procedures which served to decrease underwriting expenses.

    Under Texas Department of Insurance ("TDI") guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 2000, 1999, and 1998, Hallmark's premium-to-surplus ratios were
 2.98 to 1, 2.57 to 1 and 2.13 to 1, respectively. The increase in the 2000 premium-to-surplus ratio is attributable primarily to increased core State & County premium volume as well as funds expended by Hallmark on systems development and, to a lesser extent, the increase in unaffiliated MGA premium volume assumed during 2000. For statutory purposes, systems development is treated as a non-admitted asset and thus reduces statutory surplus. For GAAP purposes, the systems development qualifies as an asset.

 Reinsurance Arrangements

    Hallmark shares its claims risk with non-affiliated insurance companies. Commencing March 1, 1992, Hallmark and AHGA entered into a reinsurance arrangement with State & County. Effective July 1, 1996, this arrangement was supplemented by separate risk-sharing agreements between Hallmark and three unaffiliated companies, all of which are rated A- or better by A.M.
 Best: GE Reinsurance Company ("GE RE"), Dorinco Reinsurance Company ("Dorinco"), and Odyssey Reinsurance Corporation ("Odyssey"). Effective July 1, 1997, the treaty was renewed with GE RE and Dorinco under substantially the same terms and conditions. Effective July 1, 2000, the treaty was renewed solely with Dorinco under modified terms and conditions.

    Under the Company's arrangement with State & County, AHGA is a managing general agency appointed by State & County to issue State & County policies, as well as to appoint producing agents to sell these policies. As compensation for acting as the managing general agency, AHGA receives from Hallmark commissions equal to a percentage of premiums written. It uses the majority of these commissions to compensate its producing agents for selling State & County policies. AHGA issues State & County policies in accordance with Hallmark's underwriting standards and pursuant to rates approved by State & County. Although State & County is required to file periodic rate adjustments with the state, TDI approval is not required. Hallmark reinsures 100% of the State & County business produced by AHGA. Ceding fees paid by Hallmark to State & County are equal to a percentage of premiums written (including policy origination fees).

    Effective July 1, 2000, the Company entered into a new reinsurance agreement with Dorinco whereby the Company, upon mutual agreement with Dorinco, may elect on a quarterly basis to retain 30% to 45% of the risk. During the period of July 1, 2000 through December 31, 2000, the Company elected to retain 30%, and Dorinco assumed 70% of the State & County business produced by AHGA. In addition, Dorinco unconditionally guarantees Hallmark's and AHGA's obligations to State & County. Under the current reinsurance agreement, 100% of policy origination fees are included in the reinsurance treaty premium base. Policy origination fees are fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies. The minimum commission rate under the new reinsurance agreement is 31% through February 28, 2001. Effective March 1, 2001, the minimum commission rate is 26%. The commission rate increases 1:1 to any percentage decrease in the loss ratio from an established benchmark to a provisional/maximum commission rate of 41%. From July 1, 1997 through June 30, 2000, GE RE and Dorinco, collectively, assumed 75% of the State & County business produced by AHGA. From July 1, 1996 through June 30, 1997, GE RE, Dorinco and Odyssey, collectively, assumed 75% of the State & County business. For the period of January 1, 1999 through June 30, 2000, Hallmark retained 100% of the policy origination fees, paid premium taxes and ceding fees on 100% of the business produced, and received a 30% provisional commission on the portion of the business ceded. Prior to 1999, Hallmark retained 62.5% and ceded 37.5% of policy origination fees to the reinsurers. During 1999 and the first six months of 2000, the minimum commission rates were 29% and 26%, respectively, under the GE RE and Dorinco agreements. During 1998, the minimum commission rates were 28% and 25%, respectively.

 Marketing

    Customers for non-standard automobile insurance typically fall into two groups. The first are drivers who do not qualify for standard auto insurance due to driving record, claims history, residency status, type of vehicle or adverse credit history. The second group is drivers who live in areas of Texas in which there is limited availability of standard rate insurance.

    As the managing general agency, AHGA manages the marketing of the Company's non-standard automobile insurance program through a retail network of affiliated and independent agencies. At December 31, 2000, there were four affiliated offices operating under the American Hallmark Agencies name in Amarillo, Corpus Christi, Lubbock and the Dallas metropolitan area. In addition, the Company is represented by more than 400 independent agents with offices located throughout the State of Texas.

    The Hallmark Agencies' business is developed primarily through advertising in regional and local publications, direct-mail, telephone solicitation, referrals and existing customers. In addition, field marketing representatives promote the Company's insurance programs to prospective independent agents and service existing agents. Both the Hallmark Agencies and the independent agents represent other insurers and sell other insurance products in addition to Hallmark policies. The Company's appointed independent agents are located throughout Texas in major cities, as well as suburban and some rural areas, with an emphasis in the central and southern regions of Texas.

 Competition

     For the last several years, through mid-2000, the Texas non-standard insurance market was characterized by an acceleration in competition. A significant number of companies, many of which were newly formed, entered the market place introducing programs with drastically reduced pricing. In turn, existing competitors offered more competitive pricing of existing programs and introduced increasingly competitive new programs. This climate of intense competition occurred principally as a by-product of excess capital and surplus of major insurance and reinsurance companies. However, beginning approximately mid-2000, this trend started to abate. A number of companies have withdrawn their non-standard automobile programs from Texas and others are no longer writing business due to the inability to obtain reinsurance. In this changing environment, the company has implemented several rate increases and strengthened its underwriting standards while continuing to provide superior service to its agents and insureds.

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

    TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the State of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. There were no assessments during 2000 and 1999, thus Hallmark made no payments to the fund during those years.

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

    On May 11, 2000, TDI issued its formal report on the results of TDI's regular, triennial examination of Hallmark's books and records as of December 31, 1998. The report indicated that no significant items or discrepancies were noted during the examination. On January 29, 2001, TDI issued its formal report on the results of TDI's market conduct examination of AHGA. The report indicated that AHGA was materially in compliance with TDI regulations governing market conduct.

    Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. TDI adopted the Model Act during 1998. Hallmark's 2000 and 1999 adjusted capital under the RBC calculation exceeded the minimum TDI requirement by 79% and 67%, respectively.

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

 Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 2000 and 1999 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet at December 31, 2000 and 1999:

                                         2000            1999
                                        -------         -------
                                        (Thousands of dollars)

    Reserve for unpaid losses and      $  5,409        $  4,580
       LAE, net of recoverables,
       January 1

    Provision for losses and LAE         14,460           9,330
       for claims occurring in the
       current period

    Increase in reserve for unpaid           97              14
       losses and LAE for claims
       occurring in prior periods

    Payments for losses and LAE,
       net of reinsurance:

        Current period                   (9,286)         (5,724)
         Prior periods                   (3,229)         (2,791)
                                        -------         -------
                                        (12,515)         (8,515)

    Reserve for unpaid losses and      $  7,451        $  5,409
       LAE, net of reinsurance
       recoverable, December 31

    Reinsurance recoverable on           14,847          12,395
       unpaid losses and LAE
       at December 31
                                        -------         -------
    Reserve for unpaid losses and       $22,298         $17,804
       LAE, gross of reinsurance         ======          ======
       at December 31

 SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 2000 and 1999 are summarized below:
                                                        December 31
                                                   2000             1999
                                                --------------------------
                                                  (Thousands of Dollars)
     Reserve for unpaid losses and LAE
     on a SAP basis (net of reinsurance
     recoverables on unpaid losses)            $   7,213         $   5,196

     Add estimated future unallocated LAE
     reserve for which HCS is contractually
     liable                                          238               213
                                                --------          --------
     Reserve for unpaid losses and LAE on a
     GAAP basis (net of reinsurance
     recoverables on unpaid losses)            $   7,451         $   5,409
                                                ========          ========


 Analysis of Loss and LAE Reserve Development

    The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1990 through 2000. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

                            ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                  (Thousands of dollars)

 Year Ended December 31    '90      '91      '92      '93      '94      '95      '96      '97      '98      '99      '00
 ----------------------    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
 A. Reserve for Unpaid     2968     3353     4374     4321     4297     5923     5096     4668     4580     5409     7451
 Losses & LAE, Net of
 Reinsurance Recoverables

 B. Net Reserve Re-
 estimated as of :
 One year later            3126     2815     3423     4626     5175     5910     6227     4985     4594     5506
 Two years later           3001     2885     3285     4499     5076     6086     6162     4954     4464
 Three years later         3090     2813     3147     4288     5029     6050     6117     4884
 Four years later          3052     2700     3095     4251     5034     6024     6070
 Five years later          2988     2699     3067     4238     5031     6099
 Six years later           2994     2685     3065     4239     5038
 Seven years later         2987     2686     3065     4234
 Eight years later         2990     2686     3057
 Nine years later          2990     2686
 Ten years later           2990

 C. Net Cumulative          (22)     667     1317       87     (741)    (176)    (974)    (216)     116      (97 )
 Redundancy (Deficiency)

 D. Cumulative Amount
 of Claims Paid, Net of
 Reserve Recoveries,
 through:
 One year later            2100     1958     2109     3028     3313     3783     4326     3326     2791     3229
 Two years later           2760     2472     2768     3883     4442     5447     5528     4287     3476
 Three years later         2956     2654     2958     4147     4861     5856     5860     4387
 Four years later          2990     2668     3027     4207     4975     5933     5699
 Five years later          2983     2669     3054     4218     5005     6018
 Six years later           2981     2685     3056     4223     5030
 Seven years later         2987     2686     3056     4234
 Eight years later         2990     2686     3057
 Nine years later          2990     2686
 Ten years later           2990

                                                                                                              1999     2000
                                                                                                             -------  -------
 Net  Reserve-December 31                                                                                   $  5,409 $  7,451

 Reinsurance Recoverables                                                                                     12,395   14,847
 Gross Reserve - December 31                                                                                $ 17,804 $ 22,298
                                                                                                             =======   ======
 Net Re-estimated Reserve                                                                                      5,506
 Re-estimated Reinsurance Recoverable                                                                         11,897
 Gross Re-estimated Reserve                                                                                 $ 17,403
                                                                                                             =======
 Gross Cumulative  Redundancy                                                                               $    401
                                                                                                             =======


 Investment Policy

    Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity. Maturities, bond calls and prepayments of mortgage-backed securities totaling approximately $3.4 million represent the securities liquidated in 2000. In addition, as part of the Company's overall investment strategy, the Company utilizes an integrated cash management system to maximize investment earnings on all available cash. During 2000, the Company's investment income totaled approximately $1.3 million compared to approximately $0.8 million for 1999.


 Employees

    On December 31, 2000, the Company employed 144 people on a full-time basis. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be excellent.

 Item 2. Description of Property.

    The Company's corporate headquarters are located at 14651 Dallas Parkway, Suite 900, Dallas, Texas. The suite is located in a high-rise office building and contains approximately 25,570 square feet of space. Effective June 7, 2000, the Company renegotiated its lease for a period of 71 months to expire November 30, 2007. The rent is currently $42,617 per month. The Hallmark Agencies' offices are located in four Texas cities, including Corpus Christi, Amarillo, Lubbock and the Dallas metropolitan area. These offices are located in office buildings, shopping centers, store fronts and similar commercial structures in low and middle income
 neighborhoods.  They  contain  an average  of 900  square  feet.   All  are
 leased, some on a month-to-month basis and others for remaining terms ranging up to 36 months. The type of space the Hallmark Agencies occupy is generally available at moderate rentals. The Company does not consider the location of any particular agency office to be material to its insurance marketing operations.

 Item 3.  Legal Proceedings.

    Except for routine litigation incidental to the business of the Company and as described in Note 10 to the Consolidated Financial Statements, neither the Company nor any of the properties of the Company was subject to any material pending or threatened legal proceedings as of the date of this report.

 Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 2000, the Company did not submit any matter to a vote of its security holders.


                              PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters.

 The Company's Common Stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 1999.

      Period                         High Sale      Low Sale

      1999
      ----
      First Quarter                  $ 0.68         $ 0.19
      Second Quarter                   0.50           0.31
      Third Quarter                    0.50           0.31
      Fourth Quarter                   0.50           0.31

      2000
      ----
      First Quarter                  $ 0.44         $ 0.38
      Second Quarter                   0.50           0.38
      Third Quarter                    0.69           0.50
      Fourth Quarter                   0.69           0.44

      2001
      ----
      First Quarter (thru March 23)  $ 0.63         $ 0.50


    On March 23, 2001 there were 158 record holders and approximately 560 beneficial shareholders of the Company's Common Stock.

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

    Net cash flow provided by the Company's consolidated operating activities was approximately $1.3 million greater for the year ended December 31, 2000 as compared to the same period of 1999. This increase is principally due to the increase in annual policy production. Additionally, the Company commuted one of its reinsurance treaties during the third quarter of 2000, thus generating additional cash flow from operations. During the same time period, net cash used by investing activities increased approximately $0.8 million. As a result of increased annual policy premium volume during 2000, HFC originated more premium finance notes than it received in premium finance payments. Cash provided by financing activities was approximately $1.6 million greater for the year ended December 31, 2000 as compared to the same respective period of 1999 as a result of net advances under HFC's secured financing arrangement with an unaffiliated third party. (See Note 5 to the Consolidated Financial Statements.)

    On a consolidated basis, the Company's liquidity increased 26% as of December 31, 2000 as compared to December 31, 1999. The Company's consolidated cash, cash equivalents and investments at December 31, 2000 and 1999 were $20.4 million and $16.1 million, respectively, excluding
 restricted  cash   of  approximately   $4.3   million  and   $3.4   million,
 respectively.

    A substantial portion of the Company's 2000 consolidated liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $20.4 million at December 31, 2000, approximately $1.4 million (as compared to approximately $0.9 million in 1999) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to HFS are also restricted and, in certain instances, subject to TDI approval. Based on surplus at December 31, 2000, Hallmark could pay a dividend of up to $0.6 million to HFS during 2001 without TDI approval. Although, TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, during the second half of 2000, Hallmark did not pay all of the commissions allowed to AHGA. Additionally, HFS made a capital contribution of $250,000 to Hallmark. These steps were taken in order to bolster Hallmark's surplus to accommodate increased premium volume and systems development expenditures. Management fees to HFS of $150,000 were paid or accrued in 2000, and management fees of $425,000 were paid or accrued in 1999. Management anticipates that Hallmark will continue to pay management fees periodically during 2001, and this should continue to be a moderate source of unrestricted liquidity.

    During the third quarter of 2000, the Company commuted loss reserves under its previous reinsurance agreement (effective March 1, 1992 through June 30, 1996) with Vesta Fire Insurance Corporation. The reserves were commuted at 100%. The Company received approximately $0.5 million in cash which was subsequently invested in government securities. It is anticipated that related outstanding claims will be settled over the next two years.

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual/six month policies was approximately $24.8 million in 2000 compared to approximately $16.5 million in 1999. During 2000, AHGA received approximately $4.5 million in commissions related to this annual policy program from Hallmark and paid earned commissions of $3.4 million. This has resulted in increased unrestricted liquidity for the Company during 2000. During 1999, AHGA received $3.4 million in commissions related to this program from Hallmark and paid earned commissions of $2.1 million to independent agents.

     Ceding commission income represents a significant source of funds to the Company. Ceding commission income for 2000 increased $3.1 million (representing a 50% increase) as compared to 1999. This increase is the combined result of the increase in the minimum commission rate to 31% from 27.5% and the increase in premium volume of the core State & County business. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to $3.5 million at December 31, 2000 from $2.1 million at December 31, 1999. The increase in deferred ceding commission income is the result of an increase in the minimum commission rate and an increase in the Company's core State & County annual premium volume. Deferred policy acquisition costs as of December 31, 2000 increased $1.1 million in relation to the prior year. This increase is also primarily attributable to the increase in the Company's core State & County annual premium volume.

    Premium receivable from lender increased approximately $4.5 million during 2000 as a result of increased annual policy production during 2000 as compared to 1999. Prepaid reinsurance premiums, unpaid losses and LAE, reinsurance recoverable and unearned premiums increased as expected in relation to increased premium writings. (See Notes 3 and 4 to the
 Consolidated Financial Statements.) Accounts payable and other accrued expenses increased as a result of increased commissions due to independent agents under the earned commission program.

    During 2000, the amount of funding available to fund premium finance notes under the secured financing arrangement with the unaffiliated third party was increased to $12.0 million from $8.0 million. As of December 31, 2000, HFC had an outstanding balance on advances under the financing arrangement of $ 11.4 million at an interest rate of 10%. Under the financing arrangement, the maximum additional advances available to HFC at December 31, 2000 were $0.6 million. At December 31, 1999, HFC had an outstanding balance on advances under the financing arrangement of $6.3 million.

    During 2000, the court ruled against the Company in its appeal of a 1997 verdict against the Company in favor of a former director and officer of Hallmark. The increase in the accrued litigation costs during 2000 represents additional post-judgment interest and legal fees associated with the appeal. This judgment will be paid out of restricted funds (which includes accrued interest) that have been on deposit with the court and earning interest since 1997. (See Note 10 to the Consolidated Financial Statements.)

    At December 31, 2000, Hallmark reported statutory capital and surplus of approximately $6.4 million, which reflects an increase of $0.4 million over the $6.0 million reported at December 31, 1999. Hallmark reported statutory net income of $0.1 million during 2000 compared to $0.4 million in 1999. During 2000, HFS made a capital contribution of approximately $0.3 million to Hallmark. At December 31, 2000, Hallmark showed a premium-to-surplus ratio of 2.98 to 1, as compared to 2.57 to 1 for the year ended December 31, 1999. The increase in Hallmark's premium to surplus ratio during 2000 is a result of increased core State & County premium volume as well as funds expended by Hallmark on systems development and, to a lesser extent, the increase in unaffiliated MGA premium volume assumed during 2000. For statutory purposes, systems development is treated as a non-admitted asset and thus reduces statutory surplus. For GAAP purposes, the systems development qualifies as an asset to the extent permitted by Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

    The Company provides program administration and claims handling for unaffiliated MGAs. The Company provides these services for one unaffiliated MGA program which is currently producing new business. Under this contract, the Company, as program administrator, performs certain administrative functions, including cash management, underwriting and rate-setting reviews, underwriting and policy processing and claims handling. Hallmark assumes a 20% pro-rata share of the business produced under the unaffiliated MGA program, and Dorinco assumes the remainder. Effective July 1, 2000, two other unaffiliated MGA programs discontinued writing new business due to non-renewal of their reinsurance treaties. Additionally, another unaffiliated MGA program discontinued writing new business effective March 1, 2001 due to non-renewal of its reinsurance treaty. The Company will continue to perform functions as defined in their respective contracts during the run-off period.

    Management is continuing to investigate opportunities to enhance and expand its operations. While additional capital or strategic alliances may be required to fund future company expansion, operational enhancements through increased information technology capabilities is in progress. The first phase is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. The Company and selected agents have been testing this web-based information system (named e-Integrity and referred to as the Integrity System) for several months. The first of several stages of full roll-out to all Company agents will commence late first quarter 2001. The second phase of the Integrity System is to implement point-of-sale technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of service to existing policyholders. The Company anticipates that full implementation of Phase I will be completed during second quarter of 2001. Implementation of Phase II is targeted to commence by year end 2001 with full roll-out to be completed early 2002.

 Results of Operations

    Gross premiums written (prior to reinsurance) of approximately $50.5 million for the year ended December 31, 2000 increased approximately 33% in relation to gross premiums written in 1999. This increase in 2000 was primarily due to an increase in core State & County premium volume. The increase in core premium volume is principally attributable to a reduction of competitive programs in the Texas marketplace. During 2000, softness in nonstandard automobile rates due to intense competition over the last several years prompted some companies to cease writing nonstandard automobile insurance in Texas due to unacceptable underwriting results and/or the inability to either obtain reinsurance at acceptable terms, or in some instances, at any terms. Net premiums written (after reinsurance) increased approximately 24% during 2000 as compared to 1999. The disparity between the percentage increase in gross written premiums and net written premiums is primarily due to a change in reinsurance terms governing treatment of policy fees. Effective July 1, 2000, the reinsurance treaty was amended to include 100% of policy fees as subject reinsurance premium (compared to 0% during 1999 and the first six months of 2000). Thus, 100% of the policy fees are included in both gross and net premiums written for all of 1999 and the first half of 2000; only policy fees equal to Hallmark's retention percentage are included in net premiums written during the last half of 2000. Partially offsetting the impact of the change in policy fees is an increase in Hallmark's retention rate to 30% from 25% effective July 1, 2000 and the assumption of business produced by unaffiliated MGA's.

    Gross premiums earned (prior to reinsurance) of approximately $45.5 million increased 34% during 2000 as compared to 1999, and net premiums earned (after reinsurance) increased 24%. The disproportionate change in premiums earned prior to and after reinsurance is primarily due to the change in policy fees discussed above partially offset by an increase in retention by Hallmark and the assumption of premiums produced by third party unaffiliated MGAs.

    Incurred loss ratios (computed on premiums earned both prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 2000, were approximately 95% and 84%, respectively, as compared to 79% prior to and 65% after reinsurance for 1999. As noted above, Hallmark's reinsurance treaties were changed effective July 1, 2000 to include 100% of policy fees in the reinsurance treaty premium base. If treatment of policy fees had not been changed during the last half of 2000, the loss ratio after reinsurance would have been 79%. The increase in loss ratios is attributable to increased loss ratios on both the core State & County business and the unaffiliated MGA programs. The increase in the loss ratio of the core State & County business is the combined result of the following: (1) the change in retention of policy fees from 100% to 30% effective July 1, 2000 as previously discussed; (2) depressed premium rates in 1999 and part of 2000 that were still being earned throughout 2000; (3) weather-related losses due to hail claims during the spring of 2000 and ice-related claims during the fourth quarter of 2000; (4) increasing claim costs principally due to rising medical, labor and repair costs; (5) unusually high cancellation rate during the fourth quarter principally due to enforcement of more stringent underwriting guidelines; and (6) some adverse development of 1999 losses. Additionally, the loss ratios of assumed unaffiliated MGA programs continued to adversely affect loss ratios. Two of the unaffiliated MGA programs were cancelled effective July 1, 2000 but are still in run-off. The loss ratios on these two programs for 2000 were 106% and 99%, respectively. Another of the unaffiliated MGA programs had a loss ratio during 2000 of 113%. This program has been cancelled effective March 1, 2001.

    Investment income increased 60% during 2000 as compared to 1999. The increase is attributable to the combined effect of an increase in funds available for investment resulting from increased premium volume and an overall increase in the effective yield of the Company's investment portfolio.

    Finance charges, which increased 39% during 2000, represent interest earned on premium notes issued by HFC. This increase is directly correlated to the increase in the core State & County premium volume.

    Processing  and  service fees,  which  decreased  slightly  during  2000,
 represent  fees   earned  on   processing  and   servicing  contracts   with
 unaffiliated MGAs.

    Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in acquisition costs, net is primarily due to an increase in ceding commission as a result of changes in the Company's reinsurance terms partially offset by an increase in acquisition costs related to increased annual premium volume.

    Other acquisition and underwriting expenses decreased approximately 26% as compared to the prior year. The decrease in other acquisition and underwriting expenses is primarily attributable to increased ceding commission income as a result of increased core State & County premium volume and increased minimum commission rate to 31% from 27.5% due to changes in the Company's reinsurance terms effective July 1, 2000. These decreases are partially offset by an increase in commission expenses and other variable expenses associated with increased premium volume.

    Operating expenses include non-insurance expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and service/consulting fees. Operating expenses for 2000 increased 25% in relation to the prior year. The majority of this increase in operating expenses is attributable to variable expenses related to increased volume in the Company's premium finance operations and the development of technological improvements in information systems.

    Interest  expense increased  approximately $0.5  million during  2000  as compared to 1999. This increase is a direct result of an increase in premium finance secured borrowings associated with the increase in annual premium volume.

    Litigation costs increased $0.4 million during 2000 as compared to 1999. During 2000, the court ruled against the Company in its appeal of a 1997 verdict against the Company in favor of a former director and officer of Hallmark. The additional accrual primarily represents additional post-judgment interest and legal fees associated with the appeal. This judgment will be paid out of restricted funds (which includes accrued interest) that have been on deposit with the court and earning interest since 1997.

    The Company recognized a slight federal income tax benefit during 2000 despite a net pre-tax loss of $0.2 million principally due to differences between financial statement and tax treatment of acquisition costs, net, and changes in unearned premium reserves and loss/LAE reserves. Additionally, the pre-tax loss included the additional $0.4 million of accrued litigation costs as discussed above and directly impacted the Company's tax calculation for 2000. Most of the additional $0.4 million is not deductible for tax purposes in 2000 as the Company recognized the full deduction equal to funds placed on deposit with the court in 1997 as allowed by federal tax regulations.

 Item 7.  Financial Statements

 The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.


 Description                                                    Page Number
 -----------                                                    -----------
 Report of Independent Accountants                                  F-2

 Consolidated Balance Sheets at December 31, 2000 and 1999          F-3

 Consolidated Statements of Operations for the Years Ended
 December 31, 2000 and 1999                                         F-4

 Consolidated Statements of Stockholders' Equity for the Years      F-5
 December 31, 2000 and 1999

 Consolidated Statements of Cash Flows for the Years Ended          F-6
 December 31, 2000 and 1999

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

     (b)   Reports  on Form  8-K.   The Company  did not  file any  Form  8-K
 Current Reports during the fourth quarter of 2000.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HALLMARK FINANCIAL SERVICES, INC.
                                          (Registrant)

 Date:       March 27, 2001       /s/ Linda H. Sleeper
                                  ----------------------------------
                                  Linda H. Sleeper, President (Chief
                                  Executive Officer)

 Date:       March 27, 2001       /s/ Johnny J. DePuma
                                  ----------------------------------
                                  Johnny J. DePuma, Vice President
                                  (Chief Financial Officer/Principal
                                  Accounting Officer)


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date:       March 27, 2001       /s/ Ramon D. Phillips
                                  ----------------------------------
                                  Ramon D. Phillips, Director

 Date:       March 27, 2001       /s/ Linda H. Sleeper
                                  ----------------------------------
                                  Linda H. Sleeper, Director

 Date:       March 27, 2001       /s/ Raymond A. Kilgore
                                  ----------------------------------
                                  Raymond A. Kilgore, Director

 Date:       March 27, 2001       /s/ James H. Graves
                                  ----------------------------------
                                  James H. Graves, Director

 Date:       March 27, 2001       /s/ C. Jeffrey Rogers
                                  ----------------------------------
                                  C. Jeffrey Rogers, Director

 Date:       March 27, 2001       /s/ George R. Manser
                                  ----------------------------------
                                  George R. Manser, Director

 Date:       March 27, 2001       /s/ Scott T. Berlin
                                  ----------------------------------
                                  Scott T. Berlin, Director

 Date:       March 27, 2001       /s/ Mark E. Schwarz
                                  ----------------------------------
                                  Mark E. Schwarz, Director

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

 10(d) Quota  Share  Retrocession  Agreement,   effective  March  1,  1992
       between American Hallmark Insurance Company of Texas and Liberty National Fire Insurance Company (incorporated by reference to
       Exhibit 10(c) to Amendment No. 1 on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
       1992).

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

 Exhibit
 Number                        Description
 ------                        -----------
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

 10(o)   Form of Facilities  & Services  Agreement dated  January 1, 1996,
         between  American  Hallmark  General   Agency,  Inc.,  Robert  D
         Campbell, Margaret Jones and American Hallmark Agencies, Inc. (incorporated by reference to Exhibit 10(v) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

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

 10(r)   Form of Facilities and Services  Agreement dated January 3, 1996,
         between  American  Hallmark  General   Agency,  Inc.,  Robert  D
         Campbell, Richard Mason, Sr. and Hallmark Underwriter, Inc. (incorporated by reference to Exhibit 10(y) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

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

 Exhibit
 Number                        Description
 ------                        -----------
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

 Exhibit
 Number                        Description
 ------                        -----------
 10(ag) Form of Administrative Services Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(ao) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(ah) Form of Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company, (incorporated by reference to Exhibit 10(ap) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

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

 10(ar) Form of Endorsement No. 1, effective July 1, 1997, to the Quota Share Retrocession Agreementt between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurancee Company) effective July 1, 1996. (incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(as) Automobile Physical Damage Catastrophe Excess of Loss Reinsurance Agreement effective July 1, 1997 between American Hallmark Insurance Company and Kemper Reinsurance Company. (incorporated by reference to Exhibit 10(bf) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 Exhibit
 Number                        Description
 ------                        -----------
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

 Exhibit
 Number                        Description
 ------                        -----------
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

 10(bg) Form of Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
         Exhibit 10(bg) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(bh) Form of Amendment No. 3 to the Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company. (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(bi) Form of Endorsement No. 6, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997. (incorporated by reference to Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(bj) Form of the Second Renewal Promissory Note dated November 19, 1999, with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee. (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(bk) Form of Sale and Assignment Agreement dated November 18, 1999, with Hallmark Finance Corporation as Seller and FPF, Inc. (incorporated by reference to Exhibit 10(bk) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(bl) Form of Premium Receivable Servicing Agreement dated November 18, 1999 between Hallmark Finance Corporation and FPF, Inc. (incorporated by reference to Exhibit 10(bl) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(bm) Automobile Physical damage catastrophe Excess of Loss Reinsurance Contract effective July 1, 1999 between American Hallmark Insurance Company of Texas and GE Reinsurance Corporation (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
         2000).

 10(bn) Seventh Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

 10(bo) Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(bp) Addendum No. 2 to the Retrocession Contract, effective June 1, 1998, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective October 1, 1999 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(bq) Commutation Agreement, effective April 30, 2000, between Vesta Fire Insurance Corporation and American Hallmark Insurance Company of Texas (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(br) Form of Eighth Amendment to Office Lease for 14651 Dallas * Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America.

 10(bs)  Form  of  Quota   Share  Retrocession  Contract  between  Dorinco  *
         Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000.

 10(bt) Form of Endorsement No. 5, effective July 1, 2000, to the 100% * Quota Share Reinsurance Agreement issued to State and County Mutual Fire Insurance Company, effective January 1, 1997.

 10(bu) Form of Endorsement No. 4, effective July 1, 2000, to the 100% * Quota Share Reinsurance Agreement between State and County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1,1996.

 10(bv) Form of Termination Addendum to the Quota Share Retrocession * Agreement, effective May 28, 1999, issued to American Hallmark
         Insurance  Company  of   Texas  by  Kemper  Reinsurance  Company,
         effective July 1, 1996.

 10(bw) Form of Termination Addendum to the Quota Share Retrocession * Agreement, effective June 30, 2000, issued to Dorinco Reinsurance
         Company   by  American  Hallmark  Insurance   Company  of  Texas,
         effective January 1, 1997.

 10(bx)  Form  of Termination  Addendum  to the  Quota  Share Retrocession  *
         Contract,   effective  September  1,  2000,   issued  to  Dorinco
         Reinsurance Company by American Hallmark Insurance Company of Texas, effective September 1, 1998.

 10(by) Form of Termination Addendum to the Interests and Liability * Agreement, effective June 30, 2000, of GE Reinsurance Corporation with respect to the 100% Quota Share Reinsurance Agreement, effective January 1, 1997.

 10(bz) Form of Third Amendment to Executive Compensation Agreement, * effective November 26, 2000, between Ramon D. Phillips and Hallmark Financial Services Inc., dated August 24, 1994.

 10(ca) Form of Third Amendment to Executive Compensation Agreement, * effective November 26, 2000, between Linda H. Sleeper and Hallmark Financial Services Inc., dated August 24, 1994.

 10(cb) Form of Termination Endorsement, effective July 1, 2000, to the * Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and GE Reinsurance Corporation (formerly Kemper Reinsurance Company), effective July 1, 1996.

 10(cc)  Form of  Termination Endorsement, effective July  1, 2000, to the  *
         Guaranty   Agreement  provided  by   GE  Reinsurance  Corporation
         (formerly Kemper Reinsurance Company) in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996.

 22 List of subsidiaries of the registrant (incorporated by reference to Exhibit 22 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

 28 Schedule P of American Hallmark Insurance Company of Texas as * filed with the Texas Department of Insurance for the year ended December 31, 2000.

 *       Filed herewith

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 Description                                                   Page Number
 -----------                                                   -----------
 Report of Independent Accountants                                 F-2

 Consolidated Balance Sheets at December 31, 2000 and 1999         F-3

 Consolidated Statements of Operations for the Years Ended
 December 31, 2000 and 1999                                        F-4

 Consolidated Statements of Stockholders' Equity for the           F-5
 Years
 December 31, 2000 and 1999

 Consolidated Statements of Cash Flows for the Years Ended         F-6
 December 31, 2000 and 1999

 Notes to Consolidated Financial Statements                        F-7

                      Report of Independent Accountants
                      ---------------------------------


 To the Board of Directors
 Hallmark Financial Services, Inc.:

 In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows, present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 Dallas, Texas
 March 23, 2001

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and 1999
                      ----------------------------

                    ASSETS                          2000              1999
                                                -----------       -----------
 Investments:
    Debt securities, held-to-maturity, at
      amortized cost                           $  7,243,373    $    3,831,657
    Equity securities, available-for-sale, at
      market value                                  145,302           142,901
    Short-term investments, at cost which
      approximates market value                   6,188,764         6,373,491
                                                -----------       -----------
             Total investments                   13,577,439        10,348,049

 Cash and cash equivalents                        6,830,712         5,786,069
 Restricted cash                                  4,276,397         3,422,297
 Prepaid reinsurance premiums                    10,943,902         7,673,196
 Premiums receivable from lender (net of
   allowance for doubtful accounts of
   $168,648 in 2000 and $68,287 in 1999)         13,544,985         9,058,958
 Premiums receivable                                799,140           741,613
 Reinsurance recoverable                         19,212,172        15,673,241
 Deferred policy acquisition costs                3,867,033         2,741,076
 Excess of cost over net assets acquired (net
   of accumulated amortization of $1,642,093
   in 2000 and $1,485,080 in 1999)                4,588,121         4,745,134
 Current federal income tax recoverable              95,232           -
 Deferred federal income taxes                      572,112           212,059
 Accrued investment income                          108,364            52,721
 Other assets                                       642,205           547,820
                                                -----------       -----------
                                               $ 79,057,814      $ 61,002,233
                                                ===========       ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Notes payable                               $ 13,032,999      $  9,288,366
   Unpaid losses and loss adjustment expenses    22,297,816        17,804,254
   Unearned premiums                             16,710,581        11,761,723
   Reinsurance balances payable                   3,341,437         2,623,603
   Deferred ceding commissions                    3,505,421         2,142,097
   Drafts outstanding                             1,534,721           901,471
   Current federal income taxes payable                   -            46,124
   Accrued ceding commission refund               2,503,128         1,251,614
   Accounts payable and other accrued expenses    3,258,475         2,516,222
   Accrued litigation costs                       1,385,840           950,000
                                                -----------       -----------
                                                 67,570,418        49,285,474
                                                -----------       -----------
 Stockholders' equity:
   Common stock, $.03 par value, authorized
      issued 11,855,610 shares in 2000 and
      11,854,610 in 1999                            355,668           355,638
    Capital in excess of par value               10,875,432        10,875,212
    Retained earnings                             1,309,934         1,543,304
    Accumulated other comprehensive income          (10,471)          (14,228)
    Treasury stock, 806,477 shares in 2000
      and 1999, at cost                          (1,043,167)       (1,043,167)
                                                -----------       -----------
             Total stockholders' equity          11,487,396        11,716,759
                                                -----------       -----------
                                               $ 79,057,814      $ 61,002,233
                                                ===========       ===========

               The accompanying notes are an integral part
                of the consolidated financial statements

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended December 31, 2000 and 1999
                        ----------------------------
                                                    2000            1999
                                                ------------    ------------
  Gross premiums written                       $  50,468,652   $  37,956,953
  Ceded premiums written                         (31,395,654)    (22,512,285)
                                                ------------    ------------
        Net premiums written                   $  19,072,998   $  15,444,668
                                                ============    ============
  Revenues:
    Gross premiums earned                      $  45,519,795   $  33,928,854
    Ceded premiums earned                        (28,124,949)    (19,949,293)
                                                ------------    ------------
        Net premiums earned                       17,394,846      13,979,561

  Investment income, net of expenses               1,264,138         789,584
  Finance charges                                  2,925,772       2,098,944
  Processing and service fees                      1,952,388       1,969,930
  Other income                                       348,262         362,675
                                                ------------    ------------
         Total revenues                           23,885,406      19,200,694
                                                ------------    ------------
  Benefits, losses and expenses:
    Losses and loss adjustment expenses           43,184,638      26,777,314
    Reinsurance recoveries                       (28,627,143)    (17,658,138)
                                                ------------    ------------
         Net losses and loss adjustment expenses  14,557,495       9,119,176

  Acquisition costs, net                             237,366         140,781
  Other acquisition and underwriting expenses
    (net of ceding commission of $9,413,890
    in 2000 and $6,291,236 in 1999)                3,274,272       4,397,249
  Operating expenses                               4,347,345       3,473,515
  Interest expense                                 1,137,787         625,770
  Amortization of intangible  assets                 157,015         157,015
  Litigation costs                                   435,840               -
                                                ------------    ------------
         Total benefits, losses and expenses      24,147,120      17,913,506
                                                ------------    ------------
  Income (loss) from operations before
    federal income taxes                            (261,714)      1,287,188

  Federal income tax expense (benefit)               (28,344)        499,878
                                                ------------    ------------
          Net income (loss)                    $    (233,370)  $     787,310
                                                ============    ============
  Basic and diluted earnings per share
    (11,049,133 shares outstanding):
          Net income (loss)                    $        (.02)  $         .07
                                                ============    ============

                The accompanying notes are an integral part
                  of the consolidated financial statements
</TABLE



                                          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            for the years ended December 31, 2000 and 1999
                                               ---------------------------------------


                                                       Capital                 Accumulated
                                   Number                in                      Other                      Total      Comprehensive
                                     of        Par    Excess of    Retained   Comprehensive   Treasury   Stockholders'    Income
                                   Shares     Value   Par Value    Earnings      Income        Stock        Equity        (Loss)
                                 ----------  -------  ----------   --------      ------     ---------     ----------      -------
 Balance at December 31, 1998    11,854,610  $355,638 $10,875,212  $  755,994    ($9,429)   ($1,043,167) $10,934,248

 Comprehensive income:
   Net income                                                         787,310                                787,310       787,310
 Other comprehensive income,
   net of tax
    Unrealized losses on
     securities, net of
     tax of ($2,473)                                                              (4,799)                     (4,799)       (4,799)
                                                                                                                           -------
 Comprehensive income                                                                                                     $782,511
                                                                                                                           =======
                                 ----------   -------  ----------    ---------   -------     ----------   ----------
 Balance at December 31, 1999    11,854,610  $355,638 $10,875,212   $1,543,304  ($14,228)   ($1,043,167) $11,716,759

 Comprehensive loss:
      Net loss                                                        (233,370)                             (233,370)     (233,370)

 Other comprehensive income,
   net of tax
    Unrealized gains on
     securities, net of
     tax of $1,936                                                                 3,757                       3,757         3,757
                                                                                                                           -------
 Comprehensive loss                                                                                                      ($229,613)
                                                                                                                          ========
 Issuance of common stock             1,000        30         220                                                250

                                 ----------   -------  ----------    ---------   -------     ----------   ----------
 Balance at December 31, 2000    11,855,610  $355,668 $10,875,432   $1,309,934  ($10,471)   ($1,043,167) $11,487,396
                                 ==========   =======  ==========    =========   =======     ==========   ==========


                                                The accompanying notes are an integral
                                             part of the consolidated financial statements
</TABLE



           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2000 and 1999
                      ----------------------------
                                                     2000            1999
                                                  -----------     ----------
 Cash flows from operating activities:
    Net income (loss)                            $   (233,370)   $   787,310

    Adjustments to reconcile net income (loss)
      to cash provided by (used in) operating
      activities:
       Depreciation and amortization expense          304,773        314,385
       Change in deferred Federal income taxes       (360,053)      (168,423)
       Change in prepaid reinsurance premiums      (3,270,706)    (2,562,992)
       Change in premiums receivable                  (57,527)       307,076
       Change in deferred policy acquisition       (1,125,957)      (652,174)
       Change in deferred ceding commissions        1,363,324        792,955
       Change in unpaid losses and loss             4,493,562      1,789,685
       Change in unearned premiums                  4,948,858      4,028,099
       Change in reinsurance recoverable           (3,538,931)    (1,772,745)
       Change in reinsurance balances payable         717,834        526,039
       Change in current federal income tax           (95,232)       150,031
       Change in current federal income tax           (46,124)        46,124
       Change in accrued ceding commission          1,251,514        506,928
       Change in litigation costs                     435,840              -
       Change in all other liabilities              1,375,503        718,955
       Change in all other assets                     (60,713)        14,471
                                                  -----------     ----------
           Net cash provided by operating           6,102,595      4,825,724
                                                  -----------     ----------
 Cash flows from investing  activities:
    Purchases of property and equipment              (237,073)       (80,610)
    Premium finance notes originated              (40,608,079)   (26,416,178)
    Premium finance notes repaid                   36,122,051     22,645,165
    Change in restricted cash                        (854,100)    (1,653,370)
    Purchases of debt securities                   (6,803,480)    (1,810,839)
    Maturities and redemptions of investment
      securities                                    3,393,119      2,426,532
    Purchase of short-term investments            (22,604,042)   (14,337,813)
    Maturities of short-term investments           22,788,769     11,221,201
                                                  -----------     ----------
       Net cash used in investing activities       (8,802,835)    (8,005,912)
                                                  -----------     ----------
 Cash flows from financing activities:
     Proceeds from note payable                             -      6,500,000
     Net advances from lender                       4,323,931       (238,263)
     Repayment of borrowings                         (579,298)    (4,071,754)
     Issuance of common stock                             250              -
                                                  -----------     ----------
         Cash provided by financing activities      3,744,883      2,189,983
                                                  -----------     ----------
 Increase (decrease) in cash and cash equivalents   1,044,643       (990,205)
 Cash and cash equivalents at beginning of year     5,786,069      6,776,274
                                                  -----------     ----------
 Cash and cash equivalents at end of year        $  6,830,712    $ 5,786,069
                                                  ===========     ==========

 Supplemental cash flow information:
 Interest paid                                   $  1,107,374    $   653,424
                                                  ===========     ==========
 Income taxes paid                               $    428,877    $   675,000
                                                  ===========     ==========


              The accompanying notes are an integral part
                of the consolidated financial statements
</TABLE

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               __________
 1.  Accounting Policies:

     General

     Hallmark  Financial   Services,  Inc.   ("HFS")  and  its   subsidiaries
     (collectively, the "Company"),  are engaged primarily in  the marketing,
     underwriting   and   premium  financing   of   non-standard   automobile
     insurance,  as well  as claims  adjusting  and other  insurance  related
     services.    The Company  pursues  its  business activities  through  an integrated insurance  group (collectively,  the "Insurance Group"),  the
     members  of  which  are  an  authorized   Texas  property  and  casualty
     insurance  company,   American  Hallmark  Insurance  Company   of  Texas
     ("Hallmark");  a  managing general  agency,  American  Hallmark  General
     Agency, Inc.("AHGA"); a  network of affiliated insurance  agencies known as  the American  Hallmark  Agencies  ("Hallmark Agencies");  a  premium finance  company, Hallmark  Finance Corporation  ("HFC");  and a  claims handling and adjusting firm, Hallmark Claims  Service, Inc. ("HCS"). The
     Company operates only in Texas.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts and operations of HFS and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which, as to Hallmark, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

     Investments

     Debt securities  are reported at  amortized cost.   The Company has  the
     intent  and  ability to  hold  all  investments in  debt  securities  to
     maturity.   Provisions for possible losses  are recorded only on  other-
     than-temporary declines in the value of an investment.

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

     Recognition of Premium Revenues

     Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insurer. Insurance premiums written include gross policy fees of $5,744,493 and $4,718,289 and policy fees, net of reinsurance, of $3,695,031 and $4,741,428 for the years ended December
     31, 2000 and 1999, respectively.

     Finance Charges

     The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

     Property and Equipment

     Property  and  equipment,  aggregating  $1,544,413  and  $1,307,340,  at
     December 31,  2000 and 1999,  respectively, which  is included in  other assets, is recorded  at cost and is depreciated using  the straight-line method  over the  estimated useful  lives  of the  assets (five  to  ten
     years).    Depreciation expense  for  2000  and 1999  was  $147,278  and
     $156,781,  respectively.   Accumulated depreciation  was $1,191,762  and
     $1,044,484 at December 31, 2000 and 1999, respectively.

     Premiums Receivable from Lender

     Premiums receivable from lender represents premiums due to HFC as a result of a secured financing agreement with an unaffiliated third party. (See Note 5.)

     Premiums Receivable

     The majority  of the balance in  premiums receivable is premiums  due to
     Hallmark on unaffiliated  MGA business assumed from Dorinco.   (See Note
     4.)

     Deferred Policy Acquisition Costs

     Policy   acquisition  costs   (mainly  commissions,   underwriting   and
     marketing expenses)  that vary  with and  are primarily  related to  the production of  new and  renewal business,  are deferred  and charged  to
     operations over periods in  which the related premiums are earned.   The
     method  followed in  computing  deferred  acquisition costs  limits  the
     amount of such deferred  costs to their estimated realizable value.   In
     determining estimated realizable value, the computation  gives effect to the premium  to be earned,  related investment  income, losses and  loss expenses  and  certain  other costs  expected  to  be  incurred  as  the premiums are earned.  Ceding commissions from reinsurers,  which include
     expense  allowances,  are  deferred  and  recognized   over  the  period
     premiums are earned  for the underlying policies reinsured.   The change
     in deferred  ceding commission income  is netted  against the change  in deferred policy acquisition costs.

     Losses and Loss Adjustment Expenses

     Losses and  loss adjustment  expenses represent  the estimated  ultimate net  cost  of  all  reported  and  unreported  losses  incurred  through
     December 31, 2000 and 1999.  The liabilities for  unpaid losses and loss
     adjustment   expenses   are  estimated   using   individual   case-basis
     valuations and statistical analyses.

     These estimates  are subject to the  effects of trends in  loss severity
     and frequency.   Although considerable variability  is inherent in  such
     estimates, management  believes that the  liabilities for unpaid  losses
     and  loss  adjustment   expenses  are  adequate.    The   estimates  are
     continually reviewed  and adjusted as  necessary as experience  develops or  new information  becomes known;  such  adjustments are  included  in
     current  operations.    The  liabilities  for  unpaid  losses  and  loss
     adjustment expenses  at December 31, 2000  and 1999 are reported  net of recoverables for salvage  and subrogation of approximately  $300,000 and
     $180,000, respectively.

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

     Intangible Assets

     When Hallmark,  AHGA, HFC,  and HCS  were purchased by  HFS, the  excess cost over  the fair value  of the  net assets  acquired was recorded  as goodwill and  is being  amortized on  a straight-line  basis over  forty
     years.   Other intangible  assets consist  of a trade  name, a  managing general agent's license, and non-compete arrangements  all of which were fully amortized at December 31, 2000.

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

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Codification of Statutory Accounting Principles

     In  1998  the  National  Association  of  Insurance  commissioners  (the
     "NAIC")  adopted the  Codification  of Statutory  Accounting  Principles
     (the "Codification")  guidance, which  will replace  the NAIC's  primary
     guidance on  statutory accounting.   The  Texas Department of  Insurance
     adopted  the Codification  guidance, effective  January  1,  2001.   The
     Company  has not  estimated the  potential  effect of  the  Codification guidance.

     Reclassification

     Certain  previously reported  1999  amounts  have been  reclassified  to
     conform  to current  year presentation.   Such  reclassification  had no
     effect on net income or stockholders' equity.

  2.  Investments:

      Major categories of net investment income are summarized as follows:

                                                   Years ended December  31,
                                                 ---------------------------
                                                     2000            1999
                                                 -----------     -----------
      Debt securities                           $    293,494    $    199,629
      Equity securities                                8,961           8,170
      Short-term investments                         524,543         375,252
      Cash equivalents                               319,351         204,643
      Other                                          125,149           2,730
                                                 -----------     -----------
                                                   1,271,498         790,424
      Investment expenses                             (7,360)           (840)
                                                 -----------     -----------
      Net investment income                     $  1,264,138    $    789,584
                                                 ===========     ===========

   No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2000 and 1999.


   The amortization cost and estimated market value of investments in debt and equity securities by category is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized
                                       Cost       Gains    Losses      Market
                                     ---------   ------   -------    ---------
   At December 31, 2000
   --------------------
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies                   $6,420,988  $13,864  $ (10,452) $6,424,400
   Mortgage backed securities          822,385    4,348     (5,832)    820,901
                                     ---------   ------   --------   ---------
      Total debt securities          7,243,373   18,212    (16,284)  7,245,301

   Equity securities                   161,167    2,040    (17,905)    145,302
                                     ---------   ------   --------   ---------
   Total debt and equity securities $7,404,540  $20,252  $ (34,189) $7,390,603
                                     =========   ======   ========   =========

   At December 31, 1999
   --------------------
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies                   $2,944,133  $19,527  $  (9,599) $2,954,061
   Mortgage backed securities          887,524    6,780    (38,303)    856,001
                                     ---------   ------   --------   ---------
      Total debt securities          3,831,657   26,307    (47,902)  3,810,062

   Equity securities                   164,459        -    (21,558)    142,901
                                     ---------   ------   --------   ---------
   Total debt and equity securities $3,996,116  $26,307  $ (69,460) $3,952,963
                                     =========   ======   ========   =========

      The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalities.


                                             Amortized         Market
  Maturity:                                     Cost           Value
  --------                                  -----------     -----------
  Due in one year or less                  $  2,358,865    $  2,353,386
  Due after one year through five years       3,944,275       3,946,647
  Due after five years through ten years        117,848         124,367
  Mortgage backed securities                    822,385         820,901
                                            -----------     -----------
                                           $  7,243,373    $  7,245,301
                                            ===========     ===========

  At December 31, 2000 and 1999, investments in debt securities, with a approximate carrying value of $100,000 were on deposit with the Texas Department of Insurance (the "TDI") as required by insurance regulations.

  Proceeds from investment securities of $3,393,119 and $2,426,532 during 2000 and 1999, respectively, were primarily from maturities, bond call and prepayments of mortgage-backed securities.

 3.  Liability for Unpaid Losses and Loss Adjustment Expenses:

  Activity  in the liability for  unpaid losses and loss  adjustment expense
  (in thousands) is summarized as follows:

                                                 2000            1999
                                                -------         -------
  Balance at January 1                         $ 17,804        $ 16,015
  Less reinsurance recoverables                  12,395          11,435
                                                -------         -------

  Net Balance at January 1                        5,409           4,580
                                                -------         -------
  Incurred related to:
    Current year                                 14,460           9,330
    Prior years                                      97              14
                                                -------         -------
  Total incurred                                 14,557           9,344
                                                -------         -------
  Paid related to:
    Current year                                  9,286           5,724
    Prior years                                   3,229           2,791
                                                -------         -------
  Total paid                                     12,515           8,515
                                                -------         -------

  Net Balance at December 31                      7,451           5,409
    Plus reinsurance recoverables                14,847          12,395
                                                -------         -------
  Balance at December 31                       $ 22,298        $ 17,804
                                                =======         =======


 4.  Reinsurance:

     Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 2000 and 1999 were $41,577,697 and $30,859,991, respectively. Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 2000 and 1999, Hallmark held for the benefit of State & County, cash and cash equivalents of $4,283,299 and $4,280,910, respectively, and investment securities at amortized cost of $8,441,189 and $7,831,540, respectively.

     The arrangement is supplemented by a separate retrocession agreement effective July 1, 2000 between Hallmark and Dorinco Reinsurance Company ("Dorinco"), under which Hallmark currently retains 30% and cedes 70% of the risk to Dorinco. Prior to July 1, 2000, Hallmark retroceded 75% to its reinsurers (GE Reinsurance and Dorinco) under a separate retrocession agreement effective January 1,1999 through June 30, 2000.

     Under the retrocession agreement with Dorinco effective July 1, 2000, Hallmark receives a provisional ceding commission of 41%. This provisional commission is adjusted annually on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 41% and is guaranteed a minimum commission of 31% regardless of loss experience on business reinsured by Dorinco. During 1999 and the first half of 2000, the guaranteed minimum commission rates were 29% and 26%, respectively. As of December 31, 2000 and 1999, the accrued ceding commission refund was $2,503,128 and $1,251,614, respectively. This accrual represents the difference between the ceding commission received and the ceding commission earned based on current loss ratios.

     Hallmark assumes business from Dorinco on various unaffiliated MGA programs. Under these programs, HCS also provides claims processing, and AHGA provides premium processing. At December 31, 2000 and 1999, Dorinco held cash of $2,819,086 and $2,049,291, respectively, to secure balances ceded to Hallmark. These amounts were included in restricted cash in the accompanying Consolidated Balance Sheets.

     During 2000, the Company commuted loss reserves under its previous reinsurance arrangement (effective March 1, 1992 through June 30, 1996) with Vesta Fire Insurance Corporation. The reserves were commuted at 100%. The Company commuted outstanding loss and LAE reserves of $506,932 as of the date of commutation.

  5. Notes Payable:

     A summary of the Company's notes
                                                           December 31,
                                                       2000           1999
                                                    ----------     ----------

     Note payable to unaffiliated insurance        $ 2,447,331    $ 2,993,330
     Balance under Financing Arrangement            10,585,668      6,261,737
     Note payable to individual                              -         33,299
                                                    ----------     ----------
                                                   $13,032,999    $ 9,288,366
                                                    ==========     ==========

     Scheduled annual principal payments on note payable to unaffiliated insurance company are as follows at December 31,

          2001                                     727,999
          2002                                     727,999
          2003                                     727,999
          2004                                     263,334
                                                ----------
                                               $ 2,447,331
                                                ==========

     The balance under the Financing Arrangement will be repaid during the coming year as associated premium finance notes are repaid (See below).

     Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7,000,000 (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan were used by HFC primarily to fund premium finance notes. The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. During the fourth quarter of 1999, the Company paid $4,006,670 on the principal, reducing the note balance to $2,993,330. During 2000, the Company paid $545,999 of principal reducing the note balance to $2,447,331.

     As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107% and 83%, respectively, and (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. Changes in the Company's reinsurance terms negatively impacted the Company's statutory loss ratio which was 84.7% for 2000. Dorinco waived the maximum loss ratio covenant for 2000. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt. For the years ended, December 31, 2000 and 1999, the Company was in compliance with the covenants of the loan with the exception of the loss ratio covenant as explained above.

     Effective November 18, 1999, HFC entered into a secured financing arrangement (the "Financing Arrangement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. The Financing Arrangement provides that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. Though structured as a sale, the transaction is accounted for as a secured financing transaction as it does not meet the requirements for application of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the Financing Arrangement, HFC may from time to time specify the amount to be advanced by the third party and secured by the premium finance notes (up to maximum of 90% of the face amount of the premium finance notes). Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and (c) certain other fees and expenses payable to the third party. The interest payable under the Financing Arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 2000 and 1999,
     HFC had an outstanding balance on advances under the Financing Arrangement of $10,585,668 and $6,261,737, respectively, and the applicable interest rates were 10% and 9.5%, respectively. Under the Financing Arrangement, the maximum advances available to HFC were $0.6 million and $1.5 million at December 31, 2000 and 1999, respectively.

 6.  Earnings per Share:

     The Company has adopted the provisions  of  SFAS No. 128, Earnings  Per
     Share, requiring  presentation  of both basic  and diluted earnings per share.  A  reconciliation  of the  numerators and  denominators  of the
     basic and diluted per-share computations   as required by SFAS No.  128
     is presented below:

                                           Income        Shares    Per-Share
                                        (Numerator)  (Denominator)  Amount
                                         -----------  -------------  ------
  For the year ended December 31, 2000:
     Basic Earnings per Share
       Income available to
       common stockholders:
             Net loss                    ($233,370)    11,049,133   $  (.02)
                                          ========                   ======
      Effect of Dilutive Securities:
      Options and warrants                       -              -         -

     Diluted Earnings per Share
        Income available to
        common stockholders
        + assumed conversions:
             Net loss                    ($233,370)    11,049,133   $  (.02)
                                          ========                   ======

  For the year ended December 31, 1999:
     Basic Earnings per Share
       Income available to
       common stockholders:
              Net income                  $787,310     11,048,133   $   .07
                                          ========                   ======

      Effect of Dilutive Securities:
      Options and warrants                   -             -           -

      Diluted Earnings per Share
         Income available to
         common stockholders
         + assumed conversions:
              Net income                  $787,310     11,048,133   $   .07
                                          ========                   ======

 7.  Regulatory Capital Restrictions:

     Hallmark's 2000  and 1999 net income  and stockholders' equity  (capital and  surplus), as  determined in  accordance  with statutory  accounting practices,  were $138,959 and $357,451,  and $6,390,374 and  $6,013,143, respectively.  The  minimum statutory capital  and surplus required  for
     Hallmark by the TDI is  $2,000,000.  Texas state law limits  the payment
     of  dividends  to  stockholders  by  property   and  casualty  insurance
     companies.   The  maximum  dividend  that  may  be  paid  without  prior approval of the Commissioner  of Insurance is limited to the  greater of
     10% of  statutory surplus as regards  policyholders as of the  preceding calendar year end or the statutory net income  of the preceding calendar year.  No dividends were declared or paid by Hallmark in 2000 or 1999.

     Effective  December  31,  1994,  the  NAIC  requested  property/casualty insurers to file  a risk-based capital ("RBC") calculation  according to
     a  specified formula.   The  purpose  of  the NAIC-designed  formula  is
     twofold:  (1) to  assess the adequacy of an insurer's  statutory capital and surplus  based upon  a variety  of factors such  as potential  risks related to investment portfolio, ceded reinsurance  and product mix; and
     (2) to  assist state  regulators under  the RBC for  Insurers Model  Act
     (the "Model Act") by providing thresholds at  which a state commissioner is authorized and expected  to take regulatory action.  The  TDI adopted
     the  Model Act  during  1998.   The  Company's  2000 and  1999  adjusted
     capital under the  RBC calculation exceeded the minimum  TDI requirement by 79% and 67%, respectively.

 8.  Stock Option Plans:

     The Company has two stock  option plans for key employees, the  1991 Key
     Employee  Stock  Option  Plan  and  the  1994  Key  Employee  Long  Term
     Incentive Plan,  and  a non-qualified plan  for  non-employee directors.
     The  number  of shares  reserved  for  future issuance  under  the  1991 employee  plan, the  1994 employee  plan and  the non-employee  director
     plan  is 500,000,  1,500,000 and  1,350,000, respectively.   The  option
     prices under the plans are not to be less than the  closing price of the
     common stock  on the day  preceding the grant  date.    Pursuant to  the
     stock  option plans,  the Company  has granted  incentive stock  options
     under Section  422 of  the Internal  Revenue Code  of 1986.   The  stock
     options granted  to employees  vest over  a 3  year period  on a  graded schedule, 40% in the first 6 months and 20% on  each anniversary date of the grant date.  The stock options granted to the  directors vest over a
     6 year period  on a graded schedule, 40% in  the first 6 months  and 10%
     on each anniversary date of the grant date.  In  accordance with APB 25, the  Company  has not  recognized  compensation  expense for  the  stock options granted in 2000.

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


     A summary of  the status of the Company's  stock options as of  December
     31, 2000 and December 31, 1999 and the changes during the years ended on those dates is presented below:

                                               2000                         1999
                                     -----------------------      -----------------------
                                        Number                       Number
                                     of Shares of   Weighted      of Shares of   Weighted
                                      Underlying    Average        Underlying    Average
                                      Options and   Exercise       Options and   Exercise
                                        Warrants     Prices         Warrants      Prices

                                       ---------    -------        ---------     -------
   Outstanding at beginning
     of the year                       1,275,000   $   .468        1,840,000    $   .525
   Exercised                              (1,000)  $   .250                -    $      -
   Granted                             1,157,500   $   .429                -    $      -
   Forfeited                                   -   $      -          (63,000)   $   .988
   Expired                                     -   $      -         (502,000)   $   .558
   Outstanding at end of year          2,431,500   $   .468        1,275,000    $   .504
   Exercisable at end of year          1,774,500   $   .467        1,132,100    $   .468


                                         2000         1999
                                       ---------    --------
   Weighted average fair value
      of all options granted          $     0.22   $      -

   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          2000        1999
                                       ---------    --------
   Expected Term                            5.00           -
   Expected Volatility                     51.48%          -
   Expected Dividend Yield                  0.00%          -
   Risk-Free Interest Rate                  6.37%          -

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Options Outstanding                                Options Exercisable
                                  -------------------                                -------------------
                                             Weighted Avg.
            Range of           Outstanding     Remaining        Weighted Avg.    Exercisable  Weighted Avg.
         Exercise Prices       at 12/31/00  Contr. Actual Life  Exercise Price   at 12/31/99  Exercise Price
         ---------------       -----------  ------------------  --------------   -----------  --------------
    $  .25  to  $   .70         2,280,500         6.56              $  .43           1,653,500   $   .43
    $  .71  to  $  1.00           151,000         5.03              $ 1.00             121,000   $  1.00
    $  .25  to  $  1.00         2,431,500         6.47              $  .47           1,774,500   $   .47

      The pro forma effects  on net income and  earnings per share  for 2000 and 1999 from compensation expense computed pursuant to SFAS No. 123 is as follows:

                                        December 31, 2000           December 31, 1999
                                     As Reported    Pro Forma    As Reported    Pro Forma
                                     -----------    ---------    -----------    ---------
    SFAS No. 123 charge               $        -    $ 187,557     $    -       $   14,044
    Net income (loss)                 $ (233,370)   $(357,158)    $  787,310   $  778,041
    Net income (loss)                 $     (.02)   $    (.03)    $      .07   $      .07

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

 9.   Income Taxes:

      The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2000 and 1999, are as follows:

                                                     2000          1999
                                                  -----------    ---------
     Deferred tax liabilities:
       Deferred policy acquisition costs         ($ 1,314,791) ($  931,966)
        Other                                    (     41,972) (   121,781)
                                                  -----------    ---------
           Total deferred tax liabilities        (  1,356,763) ( 1,053,747)
                                                  -----------    ---------
     Deferred tax assets:
       Unearned premiums                              392,133      278,020
       Loss reserve discounting, net
         of salvage and subrogation                   216,310      175,934
       Deferred ceding commissions                  1,191,843      728,313
       Unrealized gains (losses) on securities          3,560        4,857
                                                  -----------    ---------
       Net operating loss carry forward                33,171       33,171

             Other                                    125,028       78,681
                                                  -----------    ---------
             Total deferred tax assets              1,962,045    1,298,976
                                                  -----------    ---------
            Net deferred tax asset                    605,282      245,229
            Valuation allowance                        33,170       33,170
                                                  -----------    ---------
               Net deferred tax asset            $   572,112    $  212,059
                                                  ==========     ==========

     A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $33,170 in 2000 and 1999.

     A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 2000 and 1999, is as follows:

                                                         2000         1999
                                                       --------     --------
      Computed expected income tax expense (benefit)
        at statutory regulatory tax rate             ($  88,983)   $ 437,644
      Amortization of excess cost over
        net assets acquired                              53,597       53,385
      Meals and entertainment                             2,807        2,243
      Adjustment to prior year's deferred taxes               -       (5,235)
      Other                                               4,235       11,841
                                                       --------     --------
      Income tax expense (benefit)                   ($  28,344)   $ 499,878
                                                       ========     ========

     The Company has available, for federal income tax purposes, unused net operating losses of $97,562 at December 31, 2000, which may be used to offset future taxable income. The net operating losses will expire, if unused, as follows:

          Year
          ----
          2002                    $  1,325
          2003                      96,237
                                   -------
                                  $ 97,562
                                   =======

 10. Commitments and Contingencies:

     The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2007. Certain of these leases contain renewal options. Rental expense amounted to $570,923 and to $595,572 for the years ended December 31, 2000 and 1999, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

          Year
          ----
          2001                                   $     598,724
          2002                                         573,154
          2003                                         530,942
          2004                                         600,895
          2005                                         600,895
          2006 and thereafter                        1,151,715
                                                  ------------
          Total minimum lease payments           $   4,056,325
                                                  ============

     The Company has a 401(K) savings plan. Employees who have completed three months of service are eligible to participate. Under this plan employees may contribute a portion of their compensation, and the Company may contribute a discretionary amount each year. The Company's contribution for 2000 to be paid in 2001 was $80,000 and for 1999 was $84,000.

     In March  1997, a jury  returned a  verdict against  the Company and  in favor of a former director and officer of Hallmark in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believed the outcome in this case was both legally and factually incorrect and appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of appeals. The amount on deposit with the court of $1,457,311 as of December 31, 2000 has been included as restricted cash in the accompanying balance sheet. During February 2001, the court ruled against the Company in its appeal. In anticipation of the verdict, the Company accrued an additional amount of $435,840 at December 31, 2000 which primarily represents additional post-judgment interest and legal fees associated with the appeal. This judgment will be paid out of the restricted funds (which includes accrued interest) that have been on deposit with the court and earning interest since 1997.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. These assessments can be partially recovered

     through a reduction in future premium taxes.   There were no assessments
     for 2000 and 1999.

 11. Concentrations of Credit Risk:

     The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of the depository institutions regularly, and management does not believe excessive risk of depository institution failure exists at December 31, 2000.

     All of the Company's business activity is with customers and independent agents located within the State of Texas.