Form 10QSB
period 2001-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2001-05-14
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001

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

                            Yes   X       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of May 12, 2001.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                       INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at March 31, 2001                   3
 (unaudited) and December 31, 2000

 Consolidated Statements of Income (unaudited) for               4
 the three months ended March 31, 2001 and March 31,

 Consolidated Statements of Cash Flows (unaudited)               5
 for the three months ended March 31, 2001 and March

 Notes to Consolidated Financial Statements                      6
 (unaudited)

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   --------
                                                     March 31       December 31
                    ASSETS                             2001            2000
                                                    (Unaudited)
                                                    -----------     -----------
 Investments:
    Debt securities, held-to-maturity,
      at amortized cost                            $  5,171,842    $  7,243,373
    Equity securities, available-for-sale,
      at market value                                   143,901         145,302
    Short-term investments, at cost which
      approximates market value                       8,572,204       6,188,764
                                                    -----------     -----------
             Total investments                       13,887,947      13,577,439

 Cash and cash equivalents                            5,414,280       6,830,712
 Restricted cash                                      2,819,086       4,276,397
 Prepaid reinsurance premiums                        13,447,280      10,943,902
 Premiums receivable from lender (net of
   allowance for doubtful accounts of
   $178,789 in 2001 and $168,648 in 2000)            16,578,118      13,544,985
 Premiums receivable                                    320,779         799,140
 Reinsurance recoverable                             19,322,881      19,212,172
 Deferred policy acquisition costs                    4,574,829       3,867,033
 Excess of cost over net assets acquired (net
   of accumulated amortization of $1,681,346
   in 2001 and $1,642,093 in 2000)                    4,548,867       4,588,121
 Current federal income tax recoverable                       -          95,232
 Deferred federal income taxes                          672,787         572,112
 Accrued investment income                              115,284         108,364
 Other assets                                           966,310         642,205
                                                    -----------     -----------
                                                   $ 82,668,448    $ 79,057,814
                                                    ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $ 11,689,651    $ 13,032,999
    Unpaid losses and loss adjustment expenses       21,895,218      22,297,816
    Unearned premiums                                20,026,594      16,710,581
     Reinsurance balances payable                     5,576,393       3,341,437
     Deferred ceding commissions                      4,270,227       3,505,421
     Drafts outstanding                               1,090,961       1,534,721
     Current federal income taxes payable                36,602               -
     Accrued ceding commission refund                 3,126,352       2,503,128
     Accounts payable and other accrued expenses      3,557,334       3,258,475
     Accrued litigation costs                                 -       1,385,840
                                                    -----------     -----------
          Total liabilities                          71,269,332      67,570,418
                                                    -----------     -----------
 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares Issued 11,855,610
       shares in 2001 and 2000                          355,668         355,668
     Capital in excess of par value                  10,875,432      10,875,432
     Retained earnings                                1,211,183       1,309,934
     Accumulated other comprehensive income                   -         (10,471)
     Treasury stock, 806,477 shares in 2000
       and 1999, at cost                             (1,043,167)     (1,043,167)
                                                    -----------     -----------
          Total stockholders' equity                 11,399,116      11,487,396
                                                    -----------     -----------
                                                   $ 82,668,448    $ 79,057,814
                                                    ===========     ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                            March 31
                                                 -----------------------------
                                                    2001               2000
                                                 -----------       -----------
  Gross premiums written                        $ 15,746,975      $ 13,227,847
  Ceded premiums written                         (10,558,797)       (7,739,191)
                                                 -----------       -----------
        Net premiums written                    $  5,188,178      $  5,488,656
                                                 ===========       ===========
  Revenues:
     Gross premiums earned                        12,430,962        10,647,748
     Ceded premiums earned                        (8,055,419)       (6,101,370)
                                                 -----------       -----------
        Net premiums earned                        4,375,543         4,546,378

     Investment income, net of expenses              310,436           225,797
     Finance charges                                 832,397           754,031
     Processing and service fees                     422,595           532,961
     Other income                                     45,990            84,727
                                                 -----------       -----------
         Total revenues                            5,986,961         6,143,894
                                                 -----------       -----------
  Benefits, losses and expenses:
     Losses and loss adjustment expenses          10,890,782         9,546,333
     Reinsurance recoveries                       (7,083,814)       (6,389,826)
                                                 -----------       -----------
         Net losses and loss adjustment expenses   3,806,968         3,156,507

  Acquisition costs, net                              57,011           (66,015)
  Other acquisition and underwriting expenses
    (net of ceding commission of $3,073,688
    in 2001 and $2,164,801 in 2000)                  838,233         1,165,148
  Operating expenses                               1,109,740         1,059,955
  Interest expense                                   293,742           231,474
  Amortization of intangible assets                   39,253            39,253
                                                 -----------       -----------
          Total benefits, losses and expenses      6,144,947         5,586,322
                                                 -----------       -----------
  Income (loss) from operations
    before federal income taxes                     (157,986)          557,572
  Federal income tax expense (benefit)               (59,235)          203,726
                                                 -----------       -----------
  Net income (loss)                             $    (98,751)     $    353,846
                                                 ===========       ===========

  Basic and diluted earnings per share          $      (0.01)     $       0.03
                                                 ===========       ===========
  Common stock shares outstanding                 11,049,133        11,048,133
                                                 ===========       ===========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
 Cash flows from operating activities:
    Net income (loss)                               $   (98,751)  $   353,846

 Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
       Depreciation and amortization expense             69,119       100,923
       Change in deferred Federal income taxes         (100,675)      (45,923)
       Change in prepaid reinsurance premiums        (2,503,378)   (1,637,822)
       Change in premiums receivable                    478,361      (910,835)
       Change in deferred policy acquisition costs     (707,796)     (556,459)
       Change in deferred ceding commissions            764,806       490,444
       Change in unpaid losses and loss
         adjustment expenses                           (402,598)      991,881
       Change in unearned premiums                    3,316,013     2,580,099
       Change in reinsurance recoverable               (110,709)   (1,334,245)
       Change in reinsurance balances payable         2,234,956     1,417,573
       Change in current federal income
         tax recoverable                                 95,232             -
       Change in current federal income tax payable      36,602       144,520
       Change in accrued ceding commission refund       623,224       156,957
       Change in litigation costs                    (1,385,840)            -
       Change in all other liabilities                 (144,901)      892,868
       Change in all other assets                      (295,846)      (74,466)
                                                     ----------    ----------
           Net cash provided by operating activities  1,867,819     2,569,361
                                                     ----------    ----------
 Cash flows from investing  activities:
    Purchases of property and equipment                 (65,043)      (31,247)
    Premium finance notes originated                (14,166,688)   (9,101,758)
    Premium finance notes repaid                     11,133,555     7,228,790
    Change in restricted cash                         1,457,311        (9,000)
    Maturities and redemptions
      of investment securities                        2,083,403       894,960
    Purchase of short-term investments               (4,383,440)   (6,479,337)
    Maturities of short-term investments              2,000,000     2,500,000
                                                     ----------    ----------
       Net cash used in investing activities         (1,940,902)   (4,997,592)
                                                     ----------    ----------
 Cash flows from financing activities:
     Net advances from lender                        (1,161,349)    2,106,168
     Repayment of short-term borrowings                (182,000)      (17,309)
                                                     ----------    ----------
         Net cash (used in) provided
           by financing activities                   (1,343,349)    2,088,859
                                                     ----------    ----------
 Decrease in cash and cash equivalents               (1,416,432)     (339,372)
 Cash and cash equivalents at beginning of period     6,830,712     5,786,069
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $ 5,414,280   $ 5,446,697
                                                     ==========    ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES


 Item 1.  Notes to Consolidated Financial Statements (Unaudited).


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

     Certain  information  and disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2000 for a description of accounting policies and certain other disclosures. Certain items in the 2000 interim financial statements have been reclassified to conform to the 2001 presentation.

     The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.


 Note 2 - Reinsurance

     The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 2000 between the Company and Dorinco Reinsurance Company ("Dorinco"). Under the agreement, the Company currently retains 30% and cedes 70% of the risk to Dorinco.

     Effective March 1, 2001, the minimum commission rate decreased to 26% from 31%. The commission rate increases 1:1 to any percentage decrease in the loss ratio from an established benchmark to a provisional/maximum commission rate of 41%.


 Note 3 - Commitments and Contingencies

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believed the outcome in this case was both legally and factually incorrect and appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of appeals. The amount on deposit (including interest) with the court of $1,457,311 as of December 31, 2000 was included as restricted cash in the accompanying balance sheet. During February 2001, the court ruled against the Company in its appeal, and $1,388,627 of the funds on deposit with the court were disbursed to the plaintiff during March 2001. The remaining funds on deposit with the court were refunded to the Company. There was no financial impact on the Company's first quarter 2001 earnings.


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

     Hallmark provides non-standard automobile liability and physical damage insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under a supplementary quota-share reinsurance agreement, Hallmark, upon mutual agreement with its current reinsurer, may elect on a quarterly basis to retain 30% to 45% of the risk while ceding the remaining percentage to its reinsurer. The Company's principal reinsurer, Dorinco Reinsurance Company ("Dorinco"), currently assumes 70% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agents ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance charges, and processing fees. Other sources of funds are from financing and investment activities.

     Net cash provided by the Company's consolidated operating activities decreased $0.7 million during the first quarter of 2001 compared to the first quarter of 2000. During the first quarter of 2001, the Company exhausted its appeals of a lawsuit and subsequently paid out approximately $1.4 million to the plaintiff (See Note 3 to the Consolidated Financial Statements). This decrease is partially offset by the increase in annual policy production during the first quarter of 2001.

     Cash used by investing activities during the first quarter decreased approximately $3.1 million as compared to the first quarter of 2000. This decrease in cash used in investing activities was primarily the result of the release of funds previously deposited in the registry of the court and higher proceeds from maturities and calls of investments, as partially offset by an increase in originations of premium finance notes when netted against repayments of premium finance notes.

     Cash used in financing activities increased by $3.4 million in the first quarter of 2001 as compared to the same period of 2000 primarily due to the decrease in net advances from the Company's premium finance lender attributable to increased production of annual policies.

     On a consolidated basis, the Company's liquidity decreased $1.1 million during the first quarter of 2001. The Company's total cash, cash equivalents and investments (excluding restricted cash of approximately $2.8 million) at March 31, 2001 and December 31, 2000 were $19.3 million and $20.4 million, respectively.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $19.3 million at March 31, 2001, $1.5 million (as compared to approximately $1.4 million at December 31,
 2000) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000, Hallmark has chosen not to pay all of the commissions allowed to AHGA. Additionally, during the first three months of 2001, Hallmark did not pay any management fees to HFS. These steps were taken to preserve Hallmark's surplus principally to accommodate increased premium volume. During the first quarter of 2000, Hallmark paid $50,000 of management fees to HFS. Management anticipates that Hallmark may pay management fees periodically during the remainder of 2001. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

       Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of total annual policy premiums was $9.2 million during the first quarter of 2001 as compared to $6.1 million during the first quarter of 2000. During the first quarter of 2001, AHGA received $1.4 million in commissions related to this program from Hallmark and paid earned commissions of $1.1 million to independent agents. During the first quarter of 2000, AHGA received $1.3 million in commissions related to this program from Hallmark and paid earned commissions of $0.7 million to independent agents. As noted in the paragraph above, Hallmark did not pay all of the commissions allowed to AHGA as evidenced by the small difference between the commissions paid to AHGA during 2001 and the commissions paid to AHGA during 2000 despite a $3.1 million increase in annual policies during 2001.

     Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to $4.3 million at March 31, 2001 from $3.5 million at December 31, 2000. Deferred policy acquisition costs increased to approximately $4.6 million at March 31, 2001 from $3.9 million at December 31, 2000. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core State and County annual premium volume.

     Premium receivable from lender increased $3.0 million during the first quarter of 2001 as compared to December 31, 2000 as a result of financing increased annual policy production during 2001. Prepaid reinsurance premiums, unearned premiums, reinsurance balance payable, and accounts payable and other accrued expenses generally increased as expected in relation to increased premium writings.

     At March 31, 2001, Hallmark reported statutory capital and surplus of $7.0 million, which reflects an increase of approximately $0.6 million over the balance reported at December 31, 2000. Effective January 1, 2001, TDI adopted the Codification of Statutory Accounting Principles (the "Codification") guidance, which replaces the National Association of Insurance Commissioners primary guidance on statutory accounting. As a result of the implementation of the Codification guidance, Hallmark recognized a deferred tax asset in the amount of $0.5 million during the first quarter of 2001. In accordance with Codification, the deferred tax asset was established and a corresponding increase to surplus was made. The remaining increase to Hallmark's surplus is the result of approximately $0.1 million of first quarter statutory net income. The deferred tax adjustment required by the Codification is recognized by TDI as an increase to surplus; however, certain rating agencies, such as A.M. Best, do not recognize the adjustment as an increase to surplus. Under the Codification, Hallmark's premium-to-surplus ratio for the twelve months ended March 31, 2001 was 2.63 to 1. Hallmark's premium-to-surplus ratio, without the Codification, for the twelve months ended March 31, 2001 was 2.85 to 1 as compared to 2.98 to 1 for the year ended December 31, 2000 and 2.75 to 1 for the twelve months ended March 31, 2000. Management does not presently expect Hallmark to require additional capital during 2001 to fund existing operations.

     The Company currently provides program administration and claims handling for one unaffiliated MGA and has three similar contracts in run-off. The Company will continue to perform functions as defined in the respective contracts during the run-off periods. For the one unaffiliated MGA program which continues to produce new business, the Company, as program administrator, performs certain administrative functions including cash management, underwriting and rate-setting reviews, underwriting and policy processing and claims handling. Hallmark assumes a 20% pro-rata share of the business produced under this unaffiliated MGA program, and Dorinco assumes the remainder.

     Management is continuing to investigate opportunities to enhance and expand its operations. While additional capital or strategic alliances may be required to fund future company expansion, operational enhancements through increased information technology capabilities is in progress. The first phase is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. Full implentation of this web-based information system (named e-Integrity and referred to as the Integrity System) was initiated and completed during the first four months of 2001. The second phase of the Integrity System is to implement point-of-sale technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of servicing existing policyholders. Implementation of Phase II is targeted to commence by year-end 2001 with full roll-out to be completed early 2002.

 Results of Operations

     Gross premiums written (prior to reinsurance) for the first quarter of 2001 increased 19% while net premiums written (after reinsurance) decreased 5%, in relation to premiums written during the same period in 2000. The increase in gross premiums written was due to the increase in the core State & County premium volume partially offset by a decrease in premium volume from assumed business produced by unaffiliated MGAs as compared to the prior year. The disparity between gross premiums written and net premiums written is due to the combined effect of a decrease in policy fees retained by the Company (30% retained during first quarter 2001 compared to 100% during first quarter 2000) and the decrease in assumed business produced by the unaffiliated MGAs.

     Gross premiums earned (prior to reinsurance) for the first quarter of 2001 increased approximately 17% as compared to the same period of 2000. For the first quarter of 2001, net premiums earned (after reinsurance) decreased approximately 4% in relation to the same period of 2000. The disparate change in premiums earned prior to and after reinsurance is due to the change in retention of policy fees and the decreased assumption of premiums produced by the unaffiliated MGAs.

     Net incurred loss ratio (computed on net premiums earned after reinsurance) for the first quarter of 2001 was 87.0% compared to 69.4% for the same respective period of 2000. During the second half of 2000, Hallmark's reinsurance treaties were changed to include 100% of policy fees in the reinsurance treaty premium base (i.e. Hallmark retained 30% during 2001 and 100% during 2000). If treatment of policy fees had not been changed, the net incurred loss ratio for 2001 would have been 73.5%. The increase in the loss ratio is the combined result of (1) the change in the retention of policy fees from 100% to 30% effective July 1, 2000, as previously discussed, (2) depressed premiums from 2000 (as they do not reflect the full impact of increasing rates) which are still being earned during 2001, and (3) increasing claim costs principally due to rising medical, labor and repair costs.

     Investment income increased 37% during the first quarter of 2001 compared to the same period of 2000. The increase is attributable to the combined effect of an increase in funds available for investment resulting from increased premium volume and an overall increase in the effective yield of the Company's investment portfolio.

     Finance charges, which increased approximately $0.1 million during the first quarter of 2001 compared to the same period of 2000, represent interest earned on premium notes issued by HFC. This increase is directly correlated to the increase in the annual policy premium volume.

     Processing and service fees represent fees earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first quarter of 2001 decreased $0.1 million (21%) as a result of cancellation of the service contracts with three unaffiliated MGAs (which are currently in run-off).

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The increase in acquisition costs, net is primarily due to an increase in ceding commission income as a result of changes in the Company's reinsurance terms partially offset by an increase in acquisition costs related to increased annual premium volume.

     Other acquisition and underwriting expenses decreased 28% during the first quarter of 2001 as compared to the same respective period of 2000. The decrease in expenses is primarily attributable to increased ceding commission income as a result of increased core State & County premium volume and an overall increase in the effective ceding commission rate for the first quarter of 2001 to 29% from 27.9% for the same period of 2000. The increased ceding commission income is partially offset by an increase in commission expenses, office rental and healthcare costs applicable to acquisition and underwriting expenses, and certain variable expenses associated with increased premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses increased approximately 5% for the first quarter of 2001 as compared to the same period of 2000. The majority of this increase in operating expenses is attributable to increased costs related to corporate office space and healthcare applicable to operating expense.

     Interest expense increased approximately $0.1 million during 2001 as compared to 2000. This increase is a direct result of an increase in premium finance secured borrowings associated with the increase in annual premium volume, offset somewhat by a decrease in the effective interest rate to 8.7% from 9.0%.


 Subsequent Events

     Hallmark is presently negotiating a revision to the reinsurance program with Dorinco which will, among other things, increase the premium volume which Dorinco will reinsure. The Company expects to execute a revised reinsurance agreement with Dorinco during the second quarter of 2001. Pending execution of the revised reinsurance agreement, Dorinco has granted Hallmark an increase in premium volume allowed in order to accommodate anticipated premium volume. In recognition of this increase in the premium volume allowed, the revised reinsurance agreement with Dorinco will likely be retroactive to April 1, 2001.

     The Company anticipates that revised terms of the reinsurance agreement with Dorinco may be significantly less favorable to Hallmark than current terms. Consequently, the near term profitability and liquidity of the Company may be adversely impacted, commencing in the second quarter of 2001. However, it is not possible to evaluate the full impact of the revised agreement until all of the terms and conditions have been fully negotiated.


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


          (b) The Company did not file any Form 8-K Current Reports during the first quarter of 2001.

                                  Exhibit Index
                                  -------------


 Exhibit Number                   Description
 --------------                   -----------
   10(a) Form of Endorsement No. 2, effective July 1, 2000, to the Guarantee Agreement provided by Dorinco Reinsurance Company in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: May 14, 2001               /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper, President
                                  (Chief Executive Officer)


 Date: May 14, 2001               /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma,
                                  Chief Financial Officer