Form 10QSB
period 2001-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2001-08-14
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

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

                            Yes   X       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of August 12, 2001.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                        Page Number
                                                        -----------


 Consolidated Balance Sheets at June 30, 2001                3
 (unaudited) and December 31, 2000

 Consolidated Statements of Income (unaudited) for           4
 the three and six months ended June 30, 2001 and

 Consolidated Statements of Cash Flows (unaudited)           5
 for the six months ended June 30, 2001 and June

 Notes to Consolidated Financial Statements                  6
 (unaudited)

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   --------

                                                     June 30        December 31
                    ASSETS                             2001            2000
                                                    -----------     -----------
                                                    (Unaudited)
 Investments:
    Debt securities, held-to-maturity,
      at amortized cost                            $  2,341,049    $  7,243,373
    Equity securities, available-for-sale,
      at market value                                   143,901         145,302
    Short-term investments, at cost which
      approximates market value                      12,128,700       6,188,764
                                                    -----------     -----------
             Total investments                       14,613,650      13,577,439

 Cash and cash equivalents                            5,664,667       6,830,712
 Restricted cash                                      2,614,783       4,276,397
 Prepaid reinsurance premiums                        14,420,074      10,943,902
 Premiums receivable from lender (net of
   allowance for doubtful accounts of                17,797,145      13,544,985
   $278,199 in 2001 and $168,648 in 2000)
 Premiums receivable                                    118,351         799,140
 Reinsurance recoverable                             20,733,052      19,212,172
 Deferred policy acquisition costs                    4,766,736       3,867,033
 Excess of cost over net assets acquired (net
   of accumulated amortization of $1,720,600
   in 2001 and $1,642,093 in 2000)                    4,509,614       4,588,121
 Current federal income tax recoverable                 322,522          95,232
 Deferred federal income taxes                          676,008         572,112
 Accrued investment income                               18,665         108,364
 Other assets                                           864,375         642,205
                                                    -----------     -----------
                                                   $ 87,119,642    $ 79,057,814
                                                    ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $ 13,430,494    $ 13,032,999
    Unpaid losses and loss adjustment expenses       23,136,573      22,297,816
    Unearned premiums                                21,051,825      16,710,581
     Reinsurance balances payable                     5,664,646       3,341,437
     Deferred ceding commissions                      4,315,070       3,505,421
     Drafts outstanding                                 952,419       1,534,721
     Accrued ceding commission refund                 3,994,811       2,503,128
     Accounts payable and other accrued expenses      3,884,967       3,258,475
     Accrued litigation costs                                 -       1,385,840
                                                    -----------     -----------
          Total liabilities                          76,430,805      67,570,418
                                                    -----------     -----------
 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 11,855,610
       shares in 2001 and 2000                          355,668         355,668
     Capital in excess of par value                  10,875,432      10,875,432
     Retained earnings                                  500,904       1,309,934
     Accumulated other comprehensive income                   -         (10,471)
     Treasury stock, 806,477 shares, at cost         (1,043,167)     (1,043,167)
                                                    -----------     -----------
          Total stockholders' equity                 10,688,837      11,487,396
                                                    -----------     -----------
                                                   $ 87,119,642    $ 79,057,814
                                                    ===========     ===========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                   Six Months Ended
                                                           June 30                             June 30
                                                -----------------------------    ---------------------------------
                                                    2001             2000               2001              2000
                                                ------------     ------------       ------------      ------------
 Gross premiums written                        $  14,087,294    $  12,870,742      $  29,834,269     $  26,098,589
 Ceded premiums written                           (9,704,123)      (7,662,205)       (20,262,920)      (15,401,396)
                                                ------------     ------------       ------------      ------------
       Net premiums written                    $   4,383,171    $   5,208,537      $   9,571,349     $  10,697,193
                                                ============     ============       ============      ============
 Revenues:
    Gross premiums earned                         13,062,063       11,863,434         25,493,025        22,511,182
    Ceded premiums earned                         (8,731,329)      (6,831,799)       (16,786,748)      (12,933,169)
                                                ------------     ------------       ------------      ------------
       Net premiums earned                         4,330,734        5,031,635          8,706,277         9,578,013

    Investment income, net of expenses               232,005          292,550            542,440           518,347
    Finance charges                                  861,853          712,355          1,694,250         1,551,386
    Processing and service fees                      306,000          605,982            728,595         1,138,943
    Other income                                      60,296           82,033            106,287           166,760
                                                ------------     ------------       ------------      ------------
        Total revenues                             5,790,888        6,724,555         11,777,849        12,953,449
                                                ------------     ------------       ------------      ------------
 Benefits, losses and expenses:
    Losses and loss adjustment expenses           13,277,866       11,571,810         24,168,647        21,118,143
    Reinsurance recoveries                        (8,447,013)      (7,654,285)       (15,530,827)      (14,044,111)
                                                ------------     ------------       ------------      ------------
 Net losses and loss adjustment expenses           4,830,853        3,917,525          8,637,820         7,074,032

 Acquisition costs, net                             (147,064)          83,546            (90,054)           17,531
 Other acquisition and underwriting
  expenses (net of ceding commission of
  $5,566,090 in 2001 and $4,381,989 in 2000)         983,966          958,248          1,822,197         2,123,396
 Operating expenses                                  900,724        1,137,221          2,010,465         2,282,175
 Interest expense                                    255,779          273,273            549,523           504,747
 Amortization of intangible assets                    39,253           39,253             78,507            78,507
                                                ------------     ------------       ------------      ------------
         Total benefits, losses and expenses       6,863,511        6,409,066         13,008,458        12,080,388
                                                ------------     ------------       ------------      ------------
 Income (loss) from operations before
   federal income taxes                           (1,072,623)         315,489         (1,230,609)          873,061
 Federal income tax expense (benefit)               (362,344)         120,362           (421,579)          324,088
                                                ------------     ------------       ------------      ------------
 Net income (loss)                             $    (710,279)   $     195,127      $    (809,030)    $     548,973
                                                ============     ============       ============      ============

 Basic and diluted earnings (loss) per share   $       (0.06)   $        0.02      $       (0.07)    $        0.05
                                                ============     ============       ============      ============
 Common stock shares outstanding                  11,049,133       11,048,133         11,049,133        11,048,133
                                                ============     ============       ============      ============

                The accompanying notes are an integral part
                 of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30
                                                     ------------------------
                                                        2001           2000
                                                     ----------     ----------
 Cash flows from operating activities:
    Net income (loss)                               $  (809,030)   $   548,973

 Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
       Depreciation and amortization expense            142,663        164,443
       Change in deferred Federal income taxes         (103,896)      (112,668)
       Change in prepaid reinsurance premiums        (3,476,172)    (2,468,228)
       Change in premiums receivable                    680,789       (789,803)
       Change in deferred policy acquisition costs     (899,703)      (725,366)
       Change in deferred ceding commissions            809,649        742,897
       Change in unpaid losses and loss
         adjustment expenses                            838,757      2,918,050
       Change in unearned premiums                    4,341,244      3,587,408
       Change in reinsurance recoverable             (1,520,880)    (3,072,056)
       Change in reinsurance balances payable         2,323,209        972,193
       Change in current federal income
         tax payable/recoverable                       (227,290)       (38,348)
       Change in litigation cost                     (1,385,840)             -
       Change in accrued ceding commission refund     1,491,683        238,433
       Change in all other liabilities                   44,190      1,426,052
       Change in all other assets                       (62,574)      (524,190)
                                                     ----------     ----------
 Net cash provided by operating activities            2,186,799      2,867,790
                                                     ----------     ----------
 Cash flows from investing  activities:
    Purchases of property and equipment                (133,780)       (85,604)
    Premium finance notes originated                (29,408,199)   (18,295,128)
    Premium finance notes repaid                     25,156,039     15,275,384
    Change in restricted cash                         1,661,614        (18,000)
    Purchases of debt securities                              -     (3,101,030)
    Maturities and redemptions
      of investment securities                        4,913,922        985,831
    Purchase of short-term investments              (10,439,935)    (9,559,589)
    Maturities of short-term investments              4,500,000      9,000,000
                                                     ----------     ----------
       Net cash used in investing activities         (3,750,339)    (5,798,136)
                                                     ----------     ----------
 Cash flows from financing activities:
     Repayment of borrowings                           (364,000)      (215,298)
     Net advances from lender                           761,495      1,799,223
                                                     ----------     ----------
         Net cash provided by financing activities      397,495      1,583,925
                                                     ----------     ----------
 Decrease in cash and cash equivalents               (1,166,045)    (1,346,421)
 Cash and cash equivalents at beginning of period     6,830,712      5,786,069
                                                     ----------     ----------
 Cash and cash equivalents at end of period         $ 5,664,667    $ 4,439,648
                                                     ==========     ==========

             The accompanying notes are an integral part
              of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited).


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normalrecurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2001 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.


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

     Effective March 1, 2001 the minimum commission rate decreased to 26% from 31%. The commission rate increases 1:1 to any percentage decrease in the loss ratio from an established benchmark to a provisional/maximum commission rate of 41%. Effective April 1, 2001 the provisional commission rate decreased from 41% to 34% and decreased again to 31% effective July 1, 2001. Additionally, effective April 1, 2001 a loss corridor was added to the reinsurance agreement affecting losses on policies effective April 1, 2001 and after.

     Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective April 1, 2001. This corridor increased to 65% to 80% effective July 1, 2001 on policies effective after that date. Further, Dorinco and the Company have executed a letter of agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies.


 Note 3 - Commitments and Contingencies

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believed the outcome in this case was both legally and factually incorrect and appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of appeals. The amount on deposit (including interest) with the court of $1,457,311 as of December 31, 2000 was included as restricted cash in the accompanying balance sheet. During February 2001, the court ruled against the Company in its appeal, and $1,388,627 of the funds on deposit with the court were disbursed to the plaintiff during March 2001. The remaining funds on deposit with the court were refunded to the Company. There was no financial impact on the Company's earnings in 2001.

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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under the supplementary quota-share reinsurance agreement, Hallmark , upon mutual agreement with its current reinsurer, may elect on a quarterly basis to retain 30% to 45% of the risk while ceding the remaining percentage to its reinsurer. The Company's principal reinsurer, Dorinco Reinsurance Company ("Dorinco"), currently assumes 70% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agencies ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.

 Reinsurance Term Changes

     Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective April 1, 2001. This corridor increased to 65% to 80% effective July 1, 2001 on policies effective after that date. The provisional ceding commission rate was decreased from 41% to 34% on April 1, 2001 and further decreased to 31% on July 1, 2001. Further, Dorinco and the Company have executed a letter of agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges, and processing fees. Other sources of funds are from financing and investment activities.

     On a consolidated basis, the Company's liquidity remained almost the same during the first six months of 2001 as compared to the same period of 2000. The Company's total cash, cash equivalents and investments (excluding restricted cash of $2.6 million) at June 30, 2001 and December 31, 2000 were $20.3 million and $20.4 million, respectively.

     Net cash provided by the Company's consolidated operating activities decreased approximately $0.7 million during the first six months of 2001 compared to the first six months of 2000. The net decrease in net cash provided by operations is primarily attributable to several factors. During the first quarter of 2001, the Company exhausted its appeals of a 1997 lawsuit and subsequently paid approximately $1.4 million of restricted funds which had been held by the court for several years (See Note 3 to the Consolidated Financial Statements). During the second quarter of 2001, weather-related claims significantly impacted losses. Further, the addition of a loss corridor provision in the Company's reinsurance agreement effective April 1, 2001, increased the adverse financial impact of the weather-related losses as well as a portion of other second quarter losses.

     Cash used by investing activities during the first six months of 2001 decreased $2.0 million as compared to the first six months of 2000. This decrease in cash used in investing activities was primarily the result of the release of funds during the first quarter previously deposited in the registry of the court and higher proceeds from maturities and calls of investments, as partially offset by an increase in originations of premium finance notes when netted against repayments of premium finance notes.

     Cash provided by financing activities decreased by $1.2 million during the first six months of 2001 as compared to the first six months of 2000 primarily due to a decrease in net advances from the Company's premium finance lender. This was principally due to a change in the timing of funding of premium finance notes during 2001. Previously, funding of notes occurred almost daily. In 2001, funding of premium finance notes occurred approximately on a weekly basis. Additionally, during 2001, the Company began funding a portion of the premium finance notes internally.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $20.3 million at June 30, 2001, $1.9 million (as compared to approximately $1.4 million at December 31, 2000) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000, Hallmark has chosen not to pay all of the commissions allowed to AHGA. Additionally, during the first six months of 2001, Hallmark did not pay any management fees to HFS. These steps were taken to preserve Hallmark's surplus principally to accommodate increased premium volume. During the first six months of 2000, Hallmark accrued $100,000 of management fees to HFS. Management anticipates that Hallmark may pay management fees periodically during the remainder of 2001. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

     During the first six months of 2001, the amount of funding available to fund premium finance notes under the secured financing arrangement with the unaffiliated third party was increased to $12.5 million from $11.0 million.
  As of June 30, 2001, HFC had an outstanding balance on advances under the financing arrangement of approximately $12.1 million at an interest rate of 7.25%. Under the financing arrangement, the maximum additional advances available to HFC at June 30, 2001 were $0.4 million.

     As of June 30, 2001, the Company had approximately $2.1 million outstanding on notes payable under a loan agreement with Dorinco. For the fiscal quarter ended June 30, 2001, Dorinco waived compliance with certain financial covenants of the loan agreement which were adversely impacted by changes to the Dorinco reinsurance treaties and other factors effecting the loss ratio of the Company. (See "Reinsurance Term Changes" and "Results of Operations".)

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was $17.8 million during the first six months of 2001 as compared to $12.2 million during the first six months of 2000. During the first six months of 2001, AHGA received $2.6 million in commissions related to this program from Hallmark and paid earned commissions of approximately $2.3 million to independent agents. During the first six months of 2000, AHGA received $2.5 million in commissions related to this program from Hallmark, and paid earned commissions of $1.5 million to independent agents. As noted above, Hallmark did not pay all of the commissions allowed to AHGA as evidenced by the small difference between the commissions paid to AHGA during 2001, and the commissions paid to AHGA during 2000 despite a $5.6 million increase in annual policies during 2001. This was done to preserve Hallmark's surplus.

     Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased to $4.3 million at June 30, 2001 from $3.5 million at December 31, 2000. Deferred policy acquisition costs as of June 30, 2001 increased $0.9 million as compared to December 31, 2000. The increase in deferred ceding commission income and deferred policy acquisition costs is primarily due to the increase in Hallmark's core State & County annual premium volume.

     Premium receivable from lender increased $4.3 million during 2001 as compared to December 31, 2000 as a result of financing increased annual policy production during 2001. Prepaid reinsurance premiums, reinsurance recoverable, unpaid losses and LAE, unearned premiums, reinsurance balances payable and accounts payable and other accrued expenses increased as expected in relation to increased premium writings.

     At June 30, 2001, Hallmark's reported statutory capital and surplus of $6.3 million which reflects a slight decrease from the balance reported at December 31, 2000. While Hallmark experienced a statutory net loss of $0.6 million during the first six months of 2001, surplus did not decrease accordingly. Effective January 1, 2001, TDI adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which replaces the National Association of Insurance Commissioners primary guidance on statutory accounting. As a result of the implementation of Codification, Hallmark recognized a deferred tax asset in the amount of $0.5 million during the first six months of 2001. In accordance with Codification, the deferred tax asset was established and a corresponding increase to surplus was made. The deferred tax adjustment required by Codification is recognized by TDI as an increase to surplus; however, certain rating agencies, such as A.M. Best, do not recognize the adjustment as an increase to surplus. Under Codification, Hallmark's premium to surplus ratio for the twelve months ended June 30, 2001 was 2.84 to 1 as compared to 2.98 to 1 at December 31, 2000 and June 30, 2000, respectively. Hallmark's premium to surplus ratio, without Codification, for the twelve months ended June 30, 2001 was 3.11 to 1. Management does not presently expect Hallmark to require additional capital during 2001 to fund existing operations.

     The Company provides on-going program administration and claims handling for one unaffiliated MGA and has three similar contracts in run-off. The Company will continue to perform functions as defined in the respective contracts during the run-off periods. For the one unaffiliated MGA program which continues to produce new business, the Company, as program administrator, performs certain administrative functions, including cash management, underwriting and rate-setting reviews, underwriting, policy processing and claims handling. Hallmark assumes a 20% pro-rata share of the business produced under this unaffiliated MGA program, and Dorinco assumes the remainder.

     Management is continuing to investigate opportunities to enhance and expand its operations. While additional capital or strategic alliances may be required to fund future company expansion, operational enhancements through increased information technology capabilities is in progress. The first phase is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. Full implementation of this web-based information system (named e-Integrity and referred to as the "Integrity System") was initiated and completed during the second quarter of 2001. Additional enhancements not in the scope of the original first phase have been developed during the second quarter and will be fully implemented during the third quarter of 2001. The second phase of the Integrity System is to implement point-of-sale technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of servicing existing policyholders. Due to the increase in scope of Phase I, implementation of Phase II is targeted to commence in Spring 2002 with full roll-out to be completed in Summer 2002.

 Results of Operations

     Gross premiums written (prior to reinsurance) for the three and six months ended June 30, 2001 increased 9% and 14%, respectively, in relation to gross premiums written during the same periods in 2000. Net premiums written (after reinsurance) for the three and six months ended June 30, 2001 decreased approximately 16% and 11%, respectively, over the same periods in 2000. The increase in gross premiums written was due to the increase in the core State & County premium volume partially offset by a decrease in premium volume from assumed business produced by unaffiliated MGAs as compared to the prior year. The disparity between gross premiums written and net premiums written is due to the combined effect of a decrease in policy fees retained by the Company (30% retained during the first six months of 2001 as compared to 100% during the first six months of 2000) and the decrease in assumed business produced by the unaffiliated MGAs.

     Gross premiums earned (prior to reinsurance) for the three and six months ended June 30, 2001 increased 10% and 13%, respectively, as compared to the same periods of 2000. For the three and six months ended June 30, 2001, net premiums earned (after reinsurance) decreased approximately 14% and 9%, respectively, as compared to the same periods of 2000. The disparate change in premiums earned prior to and after reinsurance is due to the change in retention of policy fees and the decreased assumption of premiums produced by the unaffiliated MGAs.

     Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 2001 were 111.5% and 99.2%, respectively, compared to 77.9% and 73.9% for the same periods of 2000. The most significant factor impacting the 2001 loss ratio was various amendments to Hallmark's reinsurance treaties. During the second half of 2000, the reinsurance treaties were changed to include 100% of policy fees in the reinsurance treaty base (i.e. Hallmark retained 30% of policy fees during 2001 and 100% during 2000), thus reducing net earned premium in 2001. Reinsurance terms were further amended effective April 1, 2001 to include a loss corridor provision, thus increasing losses incurred by the Company. If these changes to reinsurance treaties had not occurred, the loss ratios for the three and six months ended June 30, 2001 would have been 85.4% and 79.4%, respectively.

     Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 2001 were also adversely impacted by extraordinary weather-related losses principally in connection with a catastrophic storm and flooding in the Houston area of Texas in June 2001. These weather-related losses impacted both the number and amount of claims filed which in turn magnified the impact of the loss corridor. If neither the changes to the reinsurance treaties nor these extraordinary weather-related losses had occurred, the loss ratios for the three and six months ended June 30, 2001 would have been 78.9% and 76.2%, respectively. Additionally, depressed premiums from 2000 (which do not reflect the full impact of increasing rates) being earned in 2001 and increasing claim costs (principally due to rising medical, labor and repair costs) continue to adversely impact the 2001 loss ratio.

     Finance charges, which increased $0.1 million (9%) during the first six months of 2001 as compared to the same period of 2000, represent interest earned on premium notes issued by HFC. This increase is directly correlated to the increase in the annual premium volume.

     Processing and service fees represent fees earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first six months of 2001 decreased $0.4 million (36%) as a result of cancellation of the service contracts with three unaffiliated MGAs (which are currently in run-off).

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The decrease in acquisition costs, net is primarily due to a larger increase in acquisition costs (debits) than ceding commission income (credits).

     Other acquisition and underwriting expenses for the three months ended June 30, 2001 increased slightly, while other acquisition and underwriting expenses for the six months ended June 30, 2001 decreased 14% as compared to the same periods of 2000. The decrease in expenses is primarily attributable to increased ceding commission income as a result of increased core State & County premium volume partially offset by an increase in commission expense, office rental and healthcare costs applicable to acquisition and underwriting expenses, and certain variable expenses associated with increased premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses decreased approximately 21% and 12%, respectively, during the three and six months ended June 30, 2001 as compared to the same periods of 2000. The majority of this decrease is attributable to the variable expenses related to the processing of third party contracts. As three of the unaffiliated MGA programs are in run-off, staffing and operational costs related to the run-off of this business have decreased, particularly in the second quarter of 2001. These decreases are partially offset by increased costs related to corporate office space and healthcare applicable to operating expense.


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

            None.


   Item 3.  Defaults on Senior Securities.

            None.


   Item 4. Submission of Matters to a Vote of Security-Holders.


     ( a ) The Company's Annual Meeting of  Shareholders was held on
           May 23, 2001. Of the 11,049,133 shares of common stock of the Company entitled to vote at the meeting, 8,775,428 shares were present in person or by proxy.

     ( b ) The following individuals were elected to serve as directors for the Company: Ramon D. Phillips, Linda H. Sleeper, James
           H. Graves, George R. Manser, Mark E. Schwarz, and Scott T.
           Berlin.

     ( c ) There was no other business to come before the meeting.


   Item 5. Other Information.

           None.


   Item 6. Exhibits and Reports on Form 8-K.

     (a) The exhibit listed in the Exhibit Index appearing on page 14 is filed herewith.

     (b) The Company did not file any Form 8-K Current Reports during the second quarter of 2001.

                                Exhibit Index



    Exhibit                             Description
    Number
    10(a) Claim Account Agreement, by and between GE Reinsurance Corporation, Lincolnshire, Illinois, Dorinco Reinsurance Company, Midland, Michigan, American Hallmark Insurance Company of Texas, Dallas, Texas, and Hallmark Claims Services, Inc., Dallas, Texas, effective February 1, 2001.

    10(b) Addendum No. 1 to Claim Account Agreement, dated February 1, 2001, by and between GE Reinsurance Corporation, Lincolnshire, Illinois, Dorinco Reinsurance Company, Midland, Michigan, American Hallmark Insurance Company of Texas, Dallas, Texas, and Hallmark Claims Services, Inc., Dallas, Texas, effective February 1, 2001

    10(c) Cut-Through Agreement, dated as of June 26, 2001, by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc., Hallmark Finance Corporation and FPF, Inc.

    10(d)        First Modification Agreement to the Cut-Through
                 Agreement dated as of June 26, 2001, by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc., Hallmark Finance
                 Corporation and FPF, Inc., entered into June 27, 2001.

    10(e) Form of Fourth Amendment to Executive Compensation Agreement effective June 1, 2001, between Ramon D. Phillips and Hallmark Financial Services Inc., dated August 24, 1994.

    10(f) Letter of Agreement, dated August 3, 2001, between Hallmark Financial Services, Inc. and Dorinco
                 Reinsurance Company.

    10(g) Letter of Agreement, dated August 6, 2001, between Hallmark Financial Services, Inc. and Dorinco
                 Reinsurance Company.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: August 14, 2001            /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper, President
                                  (Chief Executive Officer)


 Date: August 14, 2001            /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma,
                                  Chief Financial Officer