Form 10QSB
period 2001-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2001-11-14
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001

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


 Check whether the issuer (1) has filed all  reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act during the past 12 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of November 10, 2001.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                   INDEX TO FINANCIAL STATEMENTS

                                                        Page Number
                                                        -----------


 Consolidated Balance Sheets at September 30,                3
 2001 (unaudited) and December 31, 2000

 Consolidated Statements of Income (unaudited)               4
 for the three and nine months ended September

 Consolidated Statements of Cash Flows                       5
 (unaudited) for the nine months ended

 Notes to Consolidated Financial Statements                  6
 (unaudited)

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   --------

                                                   September 30     December 31
                    ASSETS                             2001            2000
                                                    -----------     -----------
                                                    (Unaudited)
 Investments:
    Debt securities, held-to-maturity,
      at amortized cost                            $  2,292,806    $  7,243,373
    Equity securities, available-for-sale,
      at market value                                   143,901         145,302
    Short-term investments, at cost which
      approximates market value                      11,409,936       6,188,764
                                                    -----------     -----------
             Total investments                       13,846,643      13,577,439

 Cash and cash equivalents                            6,270,295       6,830,712
 Restricted cash                                      2,220,370       4,276,397
 Prepaid reinsurance premiums                        12,381,681      10,943,902
 Premium receivable from lender (net of
   allowance for doubtful accounts of
   $234,358 in 2001 and $168,648 in 2000)            14,648,446      13,544,985
 Premiums receivable                                    817,213         799,140
 Reinsurance recoverable                             19,311,091      19,212,172
 Deferred policy acquisition costs                    4,245,872       3,867,033
 Excess of cost over net assets acquired (net
   of accumulated amortization of $1,759,853
   in 2001 and $1,642,093 in 2000)                    4,470,361       4,588,121
 Current federal income taxes recoverable               514,172          95,232
 Deferred federal income taxes                          515,582         572,112
 Accrued investment income                               25,648         108,364
 Other assets                                         1,097,470         642,205
                                                    -----------     -----------
                                                   $ 80,364,844    $ 79,057,814
                                                     ==========      ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $ 12,941,560 $    13,032,999
    Unpaid losses and loss adjustment expenses       21,817,148      22,297,816
    Unearned premiums                                18,050,030      16,710,581
     Reinsurance balances payable                     4,289,231       3,341,437
     Deferred ceding commissions                      3,533,345       3,505,421
     Drafts outstanding                                 918,237       1,534,721
     Accrued ceding commission refund                 4,296,343       2,503,128
     Accounts payable and other accrued expenses      3,934,096       3,258,475
     Accrued litigation costs                                 -       1,385,840
                                                    -----------     -----------
          Total liabilities                          69,779,990      67,570,418
                                                    -----------     -----------
 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 11,855,610
       in 2001 and 2000                                 355,668         355,668
     Capital in excess of par value                  10,875,432      10,875,432
     Retained earnings                                  396,921       1,309,934
     Accumulated other comprehensive income                   -         (10,471)
     Treasury stock, 806,477 shares at cost          (1,043,167)     (1,043,167)
                                                    -----------     -----------
          Total stockholders' equity                 10,584,854      11,487,396
                                                    -----------     -----------
                                                   $ 80,364,844    $ 79,057,814
                                                    ===========     ===========

              The accompanying notes are an integral part
                of the consolidated financial statements


            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                    Nine Months Ended
                                                         September 30                        September 30
                                                -----------------------------    ---------------------------------
                                                    2001             2000               2001              2000
                                                ------------     ------------       ------------      ------------
 Gross premiums written                        $   9,085,179    $  12,352,363      $  38,919,448     $  38,450,952
 Ceded premiums written                           (6,146,413)      (8,235,564)       (26,409,333)      (23,636,960)
                                                ------------     ------------       ------------      ------------
       Net premiums written                    $   2,938,766    $   4,116,799      $  12,510,115     $  14,813,992
                                                ============     ============       ============      ============
 Revenues:
    Gross premiums earned                         12,086,975       11,202,560         37,579,999        33,713,742
    Ceded premiums earned                         (8,184,806)      (7,390,701)       (24,971,554)      (20,323,870)
                                                ------------     ------------       ------------      ------------
       Net premiums earned                         3,902,169        3,811,859         12,608,445        13,389,872

    Investment income, net of expenses               274,514          293,178            816,954           811,525
    Finance charges                                  762,531          739,000          2,456,781         2,290,386
    Processing and service fees                      246,307          453,147            974,903         1,592,091
    Other income                                     184,330           76,579            290,617           243,338
                                                ------------     ------------       ------------      ------------
       Total revenues                              5,369,851        5,373,763         17,147,700        18,327,212
                                                ------------     ------------       ------------      ------------

 Benefits, losses and expenses:
    Losses and loss adjustment expenses           10,223,098       10,616,960         34,391,745        31,735,103
    Reinsurance recoveries                        (6,485,890)      (7,038,221)       (22,016,718)      (21,082,332)
                                                ------------     ------------       ------------      ------------
       Net losses and loss adjustment expenses     3,737,208        3,578,739         12,375,027        10,652,771

 Acquisition costs, net                             (260,861)         146,195           (350,914)          163,727
 Other acquisition and underwriting
  expenses (net of ceding commission of
  $7,175,891 in 2001 and $7,012,256 in 2000)         901,800          416,187          2,724,004         2,539,582
 Operating expenses                                  821,661          998,525          2,832,121         3,280,700
 Interest expense                                    265,998          300,225            815,519           804,972
 Amortization of intangible assets                    39,253           39,253            117,760           117,760
                                                ------------     ------------       ------------      ------------
         Total benefits, losses and expenses       5,505,059        5,479,124         18,513,517        17,559,512
                                                ------------     ------------       ------------      ------------
 Income (loss) from operations before
   federal income taxes                             (135,208)        (105,361)        (1,365,817)          767,700
 Federal income tax expense (benefit)                (31,225)         (23,154)          (452,804)          300,934
                                                ------------     ------------       ------------      ------------
 Net income (loss)                             $    (103,983)   $     (82,207)     $    (913,013)    $     466,766
                                                ============     ============       ============      ============

 Basic and diluted earnings (loss) per share   $       (0.01)   $       (0.01)     $       (0.08)    $        0.04
                                                ============     ============       ============      ============
 Common stock shares outstanding                  11,049,133       11,049,133         11,049,133        11,049,133
                                                ============     ============       ============      ============

                       The accompanying notes are an integral part
                         of the consolidated financial statements


         HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                                          Nine Months Ended
                                                            September 30
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
 Cash flows from operating activities:
    Net income (loss)                               $  (913,013)   $   466,766

 Adjustments to reconcile net income (loss) to cash
    (used in) provided by operating activities:
       Depreciation and amortization expense            216,163        234,517
       Change in deferred federal income taxes           56,530       (149,331)
       Change in prepaid reinsurance premiums        (1,437,779)    (2,608,617)
       Change in premiums receivable                    (18,073)      (205,693)
       Change in deferred policy acquisition costs     (378,839)    (1,089,610)
       Change in deferred ceding commissions             27,924      1,253,337
       Change in unpaid losses and loss
         adjustment expenses                           (480,668)     3,162,014
       Change in unearned premiums                    1,339,449      4,032,735
       Change in reinsurance recoverable                (98,919)    (4,079,985)
       Change in reinsurance balances payable           947,794      1,820,648
       Change in current federal income
         tax payable/recoverable                       (418,940)       (17,406)
       Change in accrued ceding commission refund     1,793,215        402,198
       Change in litigation cost                     (1,385,840)             -
       Change in all other liabilities                   59,137      1,733,482
       Change in all other assets                      (265,482)      (141,229)
                                                     ----------     ----------
           Net cash (used in) provided
             by operating activities                   (957,341)     4,813,826
                                                     ----------     ----------
 Cash flows from investing activities:
    Purchases of property and equipment                (205,196)      (169,662)
    Premium finance notes originated                (39,337,287)   (29,426,827)
    Premium finance notes repaid                     38,233,826     25,103,207
    Change in restricted cash                         2,056,027        (27,000)
    Purchase of debt securities                               -     (3,601,030)
    Maturities and redemptions
     of investment securities                         4,962,165      1,503,624
    Purchase of short-term investments              (17,972,172)   (14,779,428)
    Maturities of short-term investments             12,751,000     14,500,000
                                                     ----------     ----------
       Net cash provided by (used in)
         investing activities                           488,363     (6,897,116)
                                                     ----------     ----------
 Cash flows from financing activities:
     Net advances from lender                           454,560      3,621,469
     Repayment of borrowings                           (545,999)      (397,299)
     Proceeds from common stock issued                        -            250
                                                     ----------     ----------
 Net cash (used in) provided by financing activities    (91,439)     3,224,420
                                                     ----------     ----------
 Increase (decrease) in cash and cash equivalents      (560,417)     1,141,130
 Cash and cash equivalents at beginning of period     6,830,712      5,786,069
                                                     ----------     ----------
 Cash and cash equivalents at end of period         $ 6,270,295    $ 6,927,199
                                                     ==========     ==========

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES



 Item 1.  Notes to Consolidated Financial Statements (Unaudited).


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2001 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). The Company adopted FIN 44 on a prospective basis effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations, liquidity or financial position.

     In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior years' comparative financial statements are not required. The statement's requirements had no impact on the Company's results of operation and financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement supercedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and establishes accounting and reporting standards for business combinations. Under the statement, all business combinations in the scope of the statement are to be accounted for using one method, the purchase method. The provisions of the statement apply to all business combinations initiated after June 30, 2001. As the Company has not been a part of any business combination initiated after the effective date, the Company's financial statements are not affected by SFAS 141.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, 2) the ceasing of amortization of goodwill, and 3) the testing of goodwill for impairment at transition and on an annual basis (or more frequently if the occurrence of an event or circumstance indicates an impairment). The Company will adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined what the impact of SFAS No. 142 will be on the Company's results of operations and financial position.

     On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002.
  An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company has not determined whether SFAS No. 1432 will have an impact on the Company's results of operations and financial position.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 by removing goodwill from its scope, by defining a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets. SFAS No. 144 will be effective for fiscal years beginning after 2001. The Company has not determined whether SFAS No. 143 will have an impact on the Company's results of operations and financial position.


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

     Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective April 1, 2001. This corridor increased to 65% to 80% effective July 1, 2001 on policies effective after that date. The provisional ceding commission rate was decreased from 41% to 34% on April 1, 2001 and further decreased to 31% on July 1, 2001. Further, Dorinco and the Company have executed a letter of agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants (including additional surplus requirements, rate increases and cancellation provisions) and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2001, Dorinco extended the term of the existing reinsurance agreement from June, 2001 to September 30, 2002.


 Note 3 - Commitments and Contingencies

     In March 1997, a jury returned a verdict against the Company and in favor of a former director and officer of the Company in the amount of approximately $517,000 on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $271,000, court costs of approximately $39,000 and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believed the outcome in this case was both legally and factually incorrect and appealed the judgment. During the fourth quarter of 1997, the Company deposited $1,248,758 into the registry of the court in order to stay execution on the judgment pending the result of such appeals. The amount on deposit (including interest) with the court of $1,457,311 as of December 31, 2000 was included as restricted cash in the accompanying balance sheet. During February 2001, the court ruled against the Company in its appeal, and $1,388,627 of the funds on deposit with the court was disbursed to the plaintiff during March 2001. The remaining funds on deposit with the court were refunded to the Company. There was no financial impact on the Company's earnings in 2001.

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

     Hallmark provides non-standard automobile liability and physical damage insurance through reinsurance arrangements with several unaffiliated companies. Through arrangements with State & County Mutual Fire Insurance Company ("State & County"), Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under supplementary quota-share reinsurance agreement, Hallmark, upon mutual agreement with its current reinsurer, may elect on a quarterly basis to retain 30% to 45% of the risk while ceding the remaining percentage to its reinsurer. The Company's principal reinsurer, Dorinco Reinsurance Company ("Dorinco"), currently assumes 70% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through a network of retail insurance agencies which operate under the American Hallmark Agencies name, and through independent agents operating under their own respective names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agencies ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.

 Reinsurance Term Changes

     Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective April 1, 2001. This corridor increased to 65% to 80% effective July 1, 2001 on policies effective after that date. The provisional ceding commission rate was decreased from 41% to 34% on April 1, 2001 and further decreased to 31% on July 1, 2001. Further, Dorinco and the Company have executed a letter of agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants (including additional surplus requirements, rate increases and cancellation provisions) and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2001, Dorinco extended the term of the existing reinsurance agreement from June 30, 2002 to September 30, 2002.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, processing fees, and premium finance service fees. Other sources of funds are from financing and investment activities.

     On a consolidated basis, the Company's liquidity remained relatively the same during the first nine months of 2001 as compared to the same period of 2000. The Company's total cash, cash equivalents and investments (excluding restricted cash of $2.2 million) at September 30, 2001 and December 31, 2000 were $20.1 million and $20.4 million, respectively.

     Net cash used by operating activities was approximately $1.0 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2000. This net change of approximately $5.8 million is primarily attributable to several factors. During the first quarter of 2001, the Company exhausted its appeals of a 1997 lawsuit and subsequently paid approximately $1.4 million of restricted funds which had been held by the court for several years (See Note 3 to the Consolidated Financial
 Statements). The addition of a loss corridor provision in the Company's reinsurance agreement effective April 1, 2001, increased the adverse financial impact of the weather-related losses as well as a portion of other second and third quarter losses. Further, during the second quarter of 2001, weather-related claims significantly impacted losses.

      Cash provided by investing activities during the first nine months of 2001 increased approximately $7.4 million as compared to the first nine months of 2000. Repayments of premium finance notes have exceeded the origination of new premium finance notes by $3.2 million, thus increasing cash available from investing activities. Additionally, the release of funds during the first quarter of 2001 previously deposited in the registry of the court and higher proceeds from maturities and calls of investments account for the remainder of the increased funds generated by investing activities.

     Cash provided by financing activities decreased by $3.3 million during the first nine months of 2001 as compared to the first nine months of 2000 primarily due to a decrease in net advances from the Company's premium finance lender. As repayment of premium finance notes have exceeded new premium finance note originations, the Company has not required as much financing from the lender in 2001. Additionally, during 2001, the Company began funding a portion of the premium finance notes internally.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $20.1 million at September 30, 2001, $1.6 million (as compared to $1.4 million at December 31, 2000) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to HFS are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000, Hallmark has chosen not to pay all of the commissions allowed to AHGA. Additionally, during the first nine months of 2001, Hallmark has not paid any management fees to HFS. These steps were taken to preserve Hallmark's surplus principally to accommodate increased premium volume during the first half of 2001. During the first nine months of 2000, Hallmark paid $150,000 of management fees to HFS. Management anticipates that Hallmark may pay nominal management fees during the fourth quarter of 2001. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

      During the first nine months of 2001, the amount of funding available to fund premium finance notes under the secured financing arrangement with the unaffiliated third party was increased to $12.5 million from $11.0 million. As of September 30, 2001, HFC had an outstanding balance on advances under the financing arrangement of $12.1 million at an interest rate of 6.5%. Under the financing arrangement, the maximum additional advances available to HFC at September 30, 2001 were $0.4 million.

      As of September 30, 2001, the Company had $1.9 million outstanding on notes payable under a loan agreement with Dorinco. For the fiscal quarter ended September 30, 2001, Dorinco waived compliance with certain financial covenants of the loan agreement which were adversely impacted by changes to the Dorinco reinsurance treaties and other factors affecting the loss ratio of the Company. (See "Reinsurance Term Changes" and "Results of Operations".)

      Accrued ceding commission refund represents the difference between the provisional commission allowed by the reinsurer and the actual commission earned by Hallmark based upon contractually agreed upon loss ratios. The $1.8 million increase in the balance since year-end 2000 is a result of the provisional commission rate being significantly greater than the actual commission rate currently earned by Hallmark. A substantial portion of this refund will be paid during the first quarter of 2002 from Hallmark's cash and/or cash equivalents.

     Commissions from the Company's annual policy program for independent agents represent a source of unrestricted liquidity when annual policy production is level or increasing from the most recent previous quarters. Under this program, AHGA offers independent agents the ability to write annual policies and six-month policies, but commissions to substantially all independent agents are paid monthly on an "earned" basis. However, consistent with customary industry practice, Hallmark pays total commissions up-front to AHGA based on the entire annual/six-months premiums written. Independent agent production of annual policies was $22.1 million during the first nine months of 2001 as compared to $18.7 million during the first nine months of 2000. During the first nine months of 2001, AHGA received $3.3 million in commissions related to this program from Hallmark, and paid earned commissions of approximately $3.2 million to independent agents. During the first nine months of 2000, AHGA received $3.6 million in commissions related to this program from Hallmark, and paid earned commissions of $2.4 million to independent agents. As noted above, Hallmark did not pay all of the commissions allowed to AHGA as evidenced by the decreased commissions paid to AHGA by Hallmark during 2001 as compared to commissions paid to AHGA during 2000 despite a $3.4 million increase in annual policies during 2001. This was done to preserve Hallmark's surplus.

     Ceding commission income represents a significant source of funds to the Company. A portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred ceding commission income increased slightly from December 31, 2000 to September 30, 2001. Deferred policy acquisition costs as of September 30, 2001 increased approximately $0.4 million as compared to December 31, 2000. The increase in Hallmark's core State & County annual premium volume contributed to the increase in both deferred ceding commission income and deferred policy acquisition costs. However, the decrease in the minimum ceding commission rate to 26% from 31% more than offset the impact of increased annual premium volume in relation to the deferred ceding commission income.

     Premium receivable from lender increased $1.1 million during 2001 as a result of increased annual policy production during the first nine months of 2001 as compared to the last nine months of 2000. Prepaid reinsurance premiums and unearned premiums increased as expected in relation to increased premium writings. Accounts payable and other accrued expenses increased as a result of increased commissions due to independent agents under the earned commission program.

     At September 30, 2001, Hallmark's statutory capital and surplus was $6.2 million, which reflects a slight decrease from the balance reported at December 31, 2000. While Hallmark experienced a statutory net loss of $0.7 million during the first nine months of 2001, surplus did not decrease accordingly. Effective January 1, 2001, TDI adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which replaces the National Association of Insurance Commissioners primary guidance on statutory accounting. As a result of the implementation of Codification, Hallmark recognized a deferred tax asset in the amount of $0.5 million during the first nine months of 2001. In accordance with Codification, the deferred tax asset was established and a corresponding increase to surplus was made. The deferred tax adjustment required by Codification is recognized by TDI as an increase to surplus; however, certain rating agencies, such as A.M. Best, do not recognize the adjustment as an increase to surplus. Under Codification, Hallmark's premium to surplus ratio for the twelve months ended September 30, 2001 was 2.71 to 1 as compared to 2.98 to 1 at December 31, 2000. Hallmark's premium to surplus ratio, without Codification, for the twelve months ended September 30, 2001 was 2.93 to 1. Management does not presently expect Hallmark to require additional capital during 2001 to fund existing operations.

     The Company provides on-going program administration and claims handling services for one unaffiliated MGA and has three similar contracts in run-off. The Company will continue to perform functions as defined in the respective contracts during the run-off periods. For the one unaffiliated MGA program which continues to produce new business, the Company, as program administrator, performs certain administrative functions, including cash management, underwriting and rate-setting reviews, underwriting, policy processing and claims handling. Hallmark assumes a 20% pro-rata share of the business produced under this unaffiliated MGA program, and Dorinco assumes the remainder.

      Management is continuing to investigate opportunities to enhance and expand its operations. While additional capital or strategic alliances may be required to fund future company expansion, operational enhancements through increased information technology capabilities are in progress. The first phase is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. Full implementation of this web-based information system (named e-Integrity and referred to as the "Integrity System") was initiated and completed during the second quarter of 2001. Additional enhancements not in the scope of the original first phase have been developed and fully implemented during the second and third quarters of 2001. The second phase of the Integrity System is composed of two parts. Part One relates to electronic reporting capabilities for agents and enhanced endorsement processing, and Part Two encompasses point-of-sale technology to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of servicing existing policyholders. Part One will alleviate certain manual processes and result in daily e-mailing of time-sensitive information to agents, thus decreasing labor, supplies and postage costs and increasing the agent's opportunity to increase policyholder retention. This phase is expected to be completed during the first quarter of 2002. Part Two (point-of-sale technology) is targeted to commence in Spring 2002 with full roll-out to be completed by year-end 2002.

 Results of Operations

      Gross premiums written (prior to reinsurance) for the three months ended September 30, 2001 decreased 26% as compared to the same period of 2000, while gross premium written for the nine months ended September 30, 2001 increased slightly over the same period of 2000. Net premiums written (after reinsurance) for the three and nine months ended September 30, 2001 decreased approximately 29% and 16%, respectively, over the same periods in 2000. While gross core State & County premium volume increased approximately 7% for the nine months ended September 30, 2001, this volume increase was offset by a decrease in premium volume from assumed business produced by unaffiliated MGAs as compared to the prior year. Premium volume during the third quarter of 2001 decreased as compared to the first two quarters of 2001 as well as the third quarter of 2000. This third quarter decrease was principally due to (1) a one-third reduction in the agent base during the last 12 months a significant portion of which ran-off early in the third quarter of 2001 (2) successive rate increases in June and July 2001, and
 (3) temporary disruption of insurance purchasing patterns as a result of the terrorist attacks of September 11th. The disparity between gross premiums written and net premiums written is due to the combined effect of a decrease in policy fees retained by the Company (30% during the first nine months of 2001 as compared to 100% during the first six months of 2000) and the decrease in assumed business produced by the unaffiliated MGAs.

     Premiums earned (prior to reinsurance) for the three and nine months ended September 30, 2001 increased approximately 8% and 12%, respectively, as compared to the same periods of 2000. For the three months ended September 30, 2001, net premiums earned (after reinsurance) increased 2%, while net premiums earned for the nine months ended September 30, 2001 decreased approximately 6% as compared to the same periods of 2000. Premiums earned during the third quarter of 2001 increased despite the decrease in premiums written for the same period as a result of the continued earning of annual premiums written during previous higher volume quarters. The disparate change in premiums earned prior to and after reinsurance is due to the change in retention of policy fees and the decreased assumption of premiums produced by the unaffiliated MGAs.

      Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 2001 were approximately 96% and 98%, respectively, compared to 94% and 80% for the same periods of 2000. The most significant factor impacting the 2001 loss ratio was various amendments to Hallmark's reinsurance treaties. During the second half of 2000, the reinsurance treaties were changed to include 100% of policy fees in the reinsurance treaty base (i.e. Hallmark retained 30% of policy fees during 2001 and 100% during the first six months of 2000), thus reducing net earned premium in 2001. Reinsurance terms were further amended effective April 1, 2001 to include a loss corridor provision, thus increasing losses retained by the Company. If these changes to reinsurance treaties had not occurred, the loss ratios for the three and nine months ended September 30, 2001 would have been 70.5% and 76.6%, respectively as compared to 85.4% and 77.4% for the respective periods of 2000.

      Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 2001 were also adversely impacted by extraordinary weather-related losses principally in connection with a catastrophic storm and flooding in the Houston area of Texas in June 2001. These weather-related losses impacted both the number and amount of claims filed which in turn magnified the impact of the loss corridor. If neither the changes to the reinsurance treaties nor these extraordinary weather-related losses had occurred, the loss ratios for the three and nine months ended September 30, 2001 would have been 68.9% and 73.9%, respectively. Additionally, depressed premiums from 2000 (which do not reflect the full impact of increasing rates) being earned in 2001 and increasing claim costs (principally due to rising medical, labor and repair costs) continue to adversely impact the 2001 loss ratio.

      Finance charges, which increased approximately $0.2 million (7%) during the first nine months of 2001 as compared to the same period of 2000, represent interest earned on premium notes issued by HFC. This increase is directly correlated to the increase in annual premium volume.

      Processing and service fees represent fees earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first nine months of 2001 decreased $0.6 million (39%) as a result of cancellation of the service contracts with three unaffiliated MGAs (which are currently in run-off).

      During the third quarter of 2001, Hallmark received a refund of approximately $0.1 million from the Texas Property and Casualty Insurance Guaranty Association for assessments paid prior to 1991 which is reflected in other income. No such refund was received during the third quarter of 2000.

     Acquisition costs, net, represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The decrease in acquisition costs, net, is primarily due to the deferral of a larger increase in acquisition costs than ceding commission income. The increase in acquisition costs, net is primarily due to an increase in annual premium volume which in turn increased the deferral rate. The decrease in ceding commission income is principally due to the decrease in the minimum ceding commission rate to 26% from 31% and to a lesser extent the decrease in core State and County premium volume for the third quarter of 2001.

     Other acquisition and underwriting expenses for the three and nine months ended September 30, 2001 increased approximately 117% ($0.5 million) and 7%, respectively, as compared to the same periods of 2000. The significant increase noted in the third quarter of 2001 is attributable to a $1.0 million decrease in ceding commission income as a result of 5% decrease in the minimum ceding commission rate and a third quarter decrease in core State & County premium volume. Partially offsetting the decrease in ceding commission are decreases in commission expenses, front fees, premium taxes and other variable expenses associated with the decreased premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses decreased 18% and 14%, respectively, during the three and nine months ended September 30, 2001 as compared to the same periods of 2000. The majority of this decrease is attributable to the variable expenses related to the processing of third party contracts. As three of the unaffiliated MGA programs are in run-off, staffing and operational costs related to the run-off of this business have decreased, particularly in the second and third quarters of 2001. These decreases are partially offset by increased costs related to premium finance operations, corporate office space and health-care.

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


      Item 2.     Changes in Securities.

                  None.


      Item 3.     Defaults upon Senior Securities.

                  None.


      Item 4.     Submission of Matters to a Vote of Security-Holders.

                  None


      Item 5.

                  Other Information.

                  None.


      Item 6.     Exhibits and Reports on Form 8-K.

              (a) The exhibits listed in the Exhibit Index following
                  the signature page are filed herewith.

              (b) The Company did not file any Form 8-K Current Reports
                  during the third quarter of 2001.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: November 13, 2001          /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper, President
                                  (Chief Executive Officer

 Date: November 13, 2001          /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma,
                                  Chief Financial Officer

                                Exhibit Index
                                -------------


  Exhibit                       Description
  -------                       -----------
  10 ( a ) Addendum No. 1 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 2001.

  10 ( b ) Addendum No. 2 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective July 1, 2000.

  10 ( c ) Endorsement No. 1 to the Guaranty of Performance and Hold Harmless Agreement, effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company, effective July 1, 2000.

  10 ( d ) Letter of Agreement, dated November 7, 2001 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company.

  10 ( e ) Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan.