Form 10KSB40
period 2001-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2002-03-28
CIK 819913

CONFORMED COPY


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

               Annual Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                For the fiscal year ended December 31, 2001

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

 Check whether the  issuer (1) filed  all reports required  to be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
                            Yes [ XX ]     No  [    ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                            Yes [ XX ]     No  [    ]

 State issuer's revenues for its most recent fiscal year - $22,003,891.

 State the aggregate market value of the voting stock held by non-affiliate
  - $2,049,955 as of March 21, 2002.

 State the number of shares outstanding of each of  the issuer's classes of
 common equity, as of the latest practicable date.   Common Stock, $.03 par
 value - 11,049,133 shares outstanding as of March 21, 2002.

                    DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

 Risks Associated with Forward-Looking Statements Included in this Form
 10-KSB

 This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Further, the Company's insurance operations are inherently susceptible to unforeseeable catastrophic events, such as weather-related disasters. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

 Overview

    The Company pursues its business activities through an integrated insurance group (collectively, the "Insurance Group"), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); a network of four insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

    Hallmark writes non-standard automobile liability and physical damage coverages. Hallmark provides insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high risk drivers who do not qualify for standard-rate insurance.

    AHGA holds an appointment from State & County to manage the sale and servicing of State & County policies. Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets the policies produced by Hallmark through the Hallmark Agencies and through approximately 400 independent agents operating under their own names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting, and cash management for unaffiliated managing general agencies ("MGAs"). Hallmark assumes a portion of the business produced by these unaffiliated MGA's.

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

    The Company offers both liability and physical damage (comprehensive and collision) coverages. Hallmark's bodily injury liability coverage is limited to $20,000 per person and $40,000 per accident, and property damage liability coverage is limited to $15,000 per accident. Physical damage coverage is limited to $40,000 and $30,000 for vehicles insured under annual/six-month and monthly policies, respectively. Hallmark also offers optional bodily injury liability coverage of $25,000 per person and $50,000 per accident and optional physical damage liability coverage of $25,000 per accident on annual and semi-annual policies. Additionally, late in 2001, rental, towing and labor coverages were added.

    Substantially all purchasers of Hallmark  policies are  individuals.   No
 single customer or group of related customers has accounted for more than 1% of its net premiums written during any of the last three years.

    The Company writes annual, monthly and six-month policies. The Company's core net premium volume was composed of a policy mix of 64% annual, 35% monthly and 1% six-month policies in 2001, and 57% annual, 42% monthly and 1% six-month policies in 2000. The Company's typical customer is unable or unwilling to pay either a half- or full-year's premium in advance, and thus a monthly policy, or an annual or six-month policy subject to financing, suits his/her budgetary needs.

   The Company finances annual and six-month policy premiums produced by AHGA through a premium finance program offered by HFC. During 2001, 94% of Hallmark's annual and six-month policyholders financed their premiums through HFC's premium finance program. During 2000 and 1999 the percentages were 93% and 92%, respectively.

   HCS provides claims adjustment and related litigation services to both the Company and unaffiliated MGAs. Fees are charged either on a per-file basis, as a percentage of earned premiums or, in certain instances, a combination of both methods. When the Company receives notice of a loss, HCS personnel establish a claim file and an estimated loss reserve. HCS's adjusters review, investigate and initiate claim payments. The Company has an in-house legal department that closely manages its claims-related litigation. Management believes that the Company achieves superior efficiency and cost effectiveness by principally utilizing trained employee-adjusters and an in-house litigation department.

 Underwriting and Other Ratios

    An insurance company's underwriting experience is traditionally measured by its statutory "combined ratio". The combined ratio under statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned (referred to as the "statutory loss ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). During 2001, 2000 and 1999, Hallmark experienced statutory loss ratios of 98.6%, 84.7% and 66.5%, respectively. During the same periods, it experienced statutory expense ratios of 16.7 %, 16.4% and 29.1%, respectively, and statutory combined ratios of 115%, 101% and 96%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by accounting principles generally accepted in the United States of America ("GAAP").

    The most significant factor impacting the 2001 and 2000 statutory loss ratio was various amendments to the Company's reinsurance treaties. As discussed more fully below under Reinsurance Arrangements, Hallmark's reinsurance treaties were changed effective July 1, 2000 to include policy origination fees previously retained by the Company in the premiums subject to ceding, thus directly impacting the Company's 2001 and 2000 statutory loss ratios. Reinsurance terms were further amended effective April 1, 2001 to include a loss corridor provision, thus increasing losses retained by the Company. If all of these reinsurance changes had not occurred, the statutory loss ratios for 2001 and 2000 would have been 76.7% and 79.2%, respectively.

    The statutory loss ratio for 2001 was also adversely impacted by extraordinary weather-related losses principally in connection with a catastrophic storm and flooding in the Houston area of Texas in June 2001. These weather-related losses impacted both the number and amount of claims filed which in turn magnified the impact of the loss corridor. If neither the changes to the reinsurance treaties nor these extraordinary weather-related losses had occurred, the statutory loss ratio for 2001 would have been 74.5%. Additionally, depressed premiums from 2000 (which do not reflect the full impact of increasing rates) being earned in 2001 and increasing claim costs (principally due to rising medical, labor and repair costs) adversely impacted the 2001statutory loss ratio.

   The statutory expense ratio for 2001 increased only slightly over the 2000 statutory expense ratio despite a 5% decrease in the minimum ceding commission rate effective April 1, 2001 and cession of 70% of policy origination fees for all of 2001 as compared to half of 2000. These decreases were partially offset by decreased commissions to AHGA and decreased management fees to the Company, as discussed further under the Financial Condition and Liquidity section below. The decrease in the 2001 and 2000 statutory expense ratios in relation to 1999 is primarily attributable to the changes in the minimum ceding commission rate during 2000 and 2001.

    Under Texas Department of Insurance ("TDI") guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 2001, 2000, and 1999, Hallmark's premium-to-surplus ratios were
 2.62 to 1, 2.98 to 1 and 2.57 to 1, respectively. The increase in the 2000 premium-to-surplus ratio was attributable primarily to increased core State & County premium volume, expenditures on systems development and, to a lesser extent, the increase in unaffiliated MGA premium volume assumed during 2000.

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

    Effective July 1, 2000, the Company entered into a new reinsurance agreement with Dorinco whereby the Company, upon mutual agreement with Dorinco, may elect on a quarterly basis to retain 30% to 45% of the risk. During the period of July 1, 2000 through December 31, 2001, the Company elected to retain 30%, and Dorinco assumed 70% of the State & County business produced by AHGA. In addition, Dorinco unconditionally guarantees Hallmark's and AHGA's obligations to State & County. Under the current reinsurance agreement, policy origination fees which were previously retained by the Company are now included in the reinsurance treaty premium base. Policy origination fees are fees that the Company is permitted by law to charge in addition to premiums to cover or defray certain costs associated with producing policies.

   Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective after April 1, 2001. As of July 1, 2001, this corridor increased to 65% to 80% on policies effective after that date. The provisional ceding commission rate was decreased to 34% from 41% on April 1, 2001 and further decreased to 31% on July 1, 2001. The provisional commission is adjusted annually on a sliding scale based on annual loss ratios. Further, Dorinco and the Company executed a letter of agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants (including additional surplus requirements, rate increases and cancellation provisions) and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2001, Dorinco extended the term of the existing reinsurance agreement from June 30, 2001 to September 30, 2002.

   As indicated above, because of our loss experience in 2001 our reinsurance agreement terms were made significantly more restrictive in 2001 and could change favorably or unfavorably in 2002. Additional restriction of our reinsurance coverage, decreases in the provisional ceding commission and increases in premium and policy amounts ceded increase the Company's exposure to losses and could result in a failure of subsequent amended treaties to qualify for reinsurance accounting. The availability of reinsurance is an important factor in the Company's ability to continue writing new business at the same levels it has historically maintained. Limitations on the reinsurance coverage available to the Company would increase the Company's exposure to losses and reductions in Hallmark's statutory surplus.

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

 Marketing

    Customers for non-standard automobile insurance typically fall into two groups. The first are drivers who do not qualify for standard auto insurance due to driving record, claims history, residency status, type of vehicle or adverse credit history. The second group is drivers who live in areas of Texas in which there is limited availability of standard rate insurance.'

    As the managing general agency, AHGA manages the marketing of the Company's non-standard automobile insurance program through a retail network of affiliated and independent agencies. At December 31, 2001, there were four affiliated offices operating under the American Hallmark Agencies name in Amarillo, Corpus Christi, Lubbock and the Dallas metropolitan area. In addition, the Company is represented by approximately 400 independent agents with offices located throughout the State of Texas.

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

 Competition

    For several years through mid-2000, the Texas non-standard insurance market was characterized by an acceleration in competition. A significant number of companies, many of which were newly formed, entered the marketplace by introducing programs with drastically reduced pricing. In turn, existing competitors reduced pricing of existing programs and introduced increasingly competitive new programs. This climate of intense competition occurred principally as a by-product of the excess capital and surplus of major insurance and reinsurance companies. However, beginning approximately mid-2000, this trend started to abate. A number of companies have withdrawn their non-standard automobile programs from Texas and others are no longer writing business due to the inability to obtain reinsurance. In this changing environment, Hallmark has implemented a number of rate increases and strengthened its underwriting standards while continuing to provide superior service to its agents and insureds.

 Insurance Regulation

    The operations of Hallmark, AHGA and HFC are regulated by TDI. Hallmark is required to file quarterly and annual statements of its financial condition with TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, premium-to-surplus ratio, loss reserves, deposits and investments, is subject to review by TDI. Since Hallmark does not write its insurance directly, but rather writes through a county mutual, its premium rates and underwriting guidelines are not subject to the same degree of regulation imposed on standard insurance companies. However, State & County must file rate changes with TDI. AHGA and the producing agents who staff the Hallmark Agencies offices are also subject to TDI's licensing requirements. In addition, HFC is subject to licensing, financial reporting and certain financial requirements required by TDI. HFC's interest rates, note forms and disclosures, among other things, are also regulated by the Texas Office of Consumer Credit Commissioner.

    TDI has broad authority to enforce its laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the State of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. On December 31, 2001, the Company was assessed $72,692 for 2001. There were no assessments during 2000.

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

    On May 11, 2000, TDI issued its formal report on the results of TDI's regular, triennial examination of Hallmark's books and records as of December 31, 1998. The report indicated that no significant items or discrepancies were noted during the examination. TDI has notified the Company that it will perform a triennial examination of Hallmark as of December 31, 2001 sometime during 2002. TDI has not yet set a date for the commencement of this examination. On January 29, 2001, TDI issued its formal report on the results of TDI's market conduct examination of AHGA. The report indicated that AHGA was materially in compliance with TDI regulations governing market conduct.

    Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. TDI adopted the Model Act during 1998. Hallmark's 2001 and 2000 adjusted capital under the RBC calculation exceeded the minimum TDI requirement by 80% and 79%, respectively.

 Analysis of Hallmark's Losses and LAE

    The Company's consolidated financial statements include an estimated reserve for unpaid losses and LAE of Hallmark. Hallmark estimates its reserve for unpaid losses and LAE by using case-basis evaluations and statistical projections, which include inferences from both losses paid and losses incurred. Hallmark also uses recent historical cost data, periodic reviews of underwriting standards and claims management to modify the statistical projections. Hallmark gives consideration to the impact of inflation in determining its loss reserves, but does not discount reserve balances.

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

 Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 2001 and 2000 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet at December 31, 2001 and 2000 (in thousands):


                                                        2001            2000
                                                      -------         -------
    Reserve for unpaid losses and LAE, net           $  7,451        $  5,409
      of reinsurance recoverables, January 1

    Provision for losses and LAE for claims            15,356          14,460
       occurring in the current period

    Increase in reserve for unpaid losses and             522              97
       LAE for claims occurring in prior periods

    Payments for losses and LAE, net of reinsurance:

        Current period                                (10,033)         (9,286)
         Prior periods                                 (5,377)         (3,229)

    Reserve for unpaid losses and LAE, net of        $  7,919        $  7,451
       Reinsurance recoverable, December 31

    Reinsurance recoverable on unpaid losses and       12,170          14,847
       LAE at December 31
                                                      -------         -------
    Reserve for unpaid losses and LAE, gross of
       reinsurance at December 31                    $ 20,089        $ 22,298
                                                      =======         =======


                    [This space left blank intentionally.]

 SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 2001 and 2000 are summarized below in thousands:

                                                           December 31
                                                        2001         2000
                                                        -----        -----
 Reserve for unpaid losses and LAE on a SAP
 basis (net of reinsurance recoverables on
 unpaid losses)                                        $7,779       $7,213

 Add estimated future unallocated LAE reserve
 for which HCS is contractually liable                    140          238
                                                        -----        -----
 Reserve for unpaid losses and LAE on a GAAP
 basis (net of reinsurance recoverables on
 unpaid losses)                                        $7,919       $7,451
                                                        =====        =====


 Analysis of Loss and LAE Reserve Development

   The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1991 through 2001. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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


              [This space left blank intentionally.]

                             ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                    (Thousands of dollars)


 Year Ended December 31    '91      '92      '93      '94      '95      '96      '97      '98      '99      '00      '01
 ----------------------    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
 A. Reserve for            3353     4374     4321     4297     5923     5096     4668     4580     5409     7451     7919
 Unpaid Losses & LAE,
 Net of Reinsurance
 Recoverables

 B. Net Reserve Re-
 estimated as of :
 One year later            2815     3423     4626     5175     5910     6227     4985     4594     5506     7973
 Two years later           2885     3285     4499     5076     6086     6162     4954     4464     5277
 Three years later         2813     3147     4288     5029     6050     6117     4884     4225
 Four years later          2700     3095     4251     5034     6024     6070     4757
 Five years later          2699     3067     4238     5031     6099     5954
 Six years later           2685     3065     4239     5038     6044
 Seven years later         2686     3065     4234     5030
 Eight years later         2686     3057     4234
 Nine years later          2686     3057
 Ten years later           2686

 C. Net Cumulative          667     1317       87     (733)    (121)    (858)     (89)     355      132     (522)
 Redundancy (Deficiency)

 D. Cumulative Amount
 of Claims Paid, Net
 of Reserve
 Recoveries, through:
 One year later            1958     2109     3028     3313     3783     4326     3326     2791     3229     5377
 Two years later           2472     2768     3883     4442     5447     5528     4287     3476     4436
 Three years later         2654     2958     4147     4861     5856     5860     4387     3911
 Four years later          2668     3027     4207     4975     5933     5699     4571
 Five years later          2669     3054     4218     5005     6018     5818
 Six years later           2685     3056     4223     5030     6018
 Seven years later         2686     3056     4234     5030
 Eight years later         2686     3057     4234
 Nine years later          2686     3057
 Ten years later           2686
                                                                                                           2000     2001
                                                                                                          ------   ------
 Net  Reserve-December 31                                                                                $ 7,451  $ 7,919

 Reinsurance Recoverables                                                                                 14,847   12,170
 Gross Reserve - December 31                                                                             $22,298  $20,089
                                                                                                          ======   ======
 Net Re-estimated Reserve                                                                                  7,973
 Re-estimated Reinsurance Recoverable                                                                     15,725
 Gross Re-estimated Reserve                                                                              $23,698
                                                                                                          ======
 Gross Cumulative Deficiency                                                                             $(1,400)
                                                                                                          ======

 Investment Policy

    Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Accordingly, the investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. It is Hallmark's intent to hold investments until maturity. Maturities, bond calls and prepayments of mortgage-backed securities totaling approximately $6.4 million represent the securities liquidated in 2001. In addition, as part of the Company's overall investment strategy, the Company utilizes an integrated cash management system to maximize investment earnings on all available cash. During 2001, the Company's investment income totaled approximately $1.0 million compared to approximately $1.3 million for 2000.

 Employees

   On December 31, 2001, the Company employed 128 people on a full-time basis as compared to 144 people at December 31, 2000. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be excellent.


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


 Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of 2001, the Company did not submit any matter to a vote of its security holders.

                              PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters.

 The Company's  Common Stock  has traded  on the  American Stock  Exchange's
 Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 2000.

      Period                       High Sale       Low Sale

      2000
      ----
      First Quarter                  $ 0.44         $ 0.38
      Second Quarter                   0.50           0.38
      Third Quarter                    0.69           0.50
      Fourth Quarter                   0.69           0.44

      2001
      ----
      First Quarter                  $ 0.69         $ 0.50
      Second Quarter                   0.65           0.50
      Third Quarter                    0.61           0.43
      Fourth Quarter                   0.60           0.40

      2002
      ----
      First Quarter (thru March 21)  $ 0.60         $ 0.43


    On March 21, 2002 there were 157 record holders and approximately 557 beneficial shareholders of the Company's Common Stock.

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

 Critical Accounting Policies

    The following discussion provides management's assessment of financial results and material changes in financial position for the Company. This discussion is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies requiring management estimates and judgments relate to investments, receivable from lender for financed premiums, deferred policy acquisition costs, intangible assets, deferred tax assets, reserves for unpaid losses and loss adjustment expenses, reinsurance and statutory accounting practices. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and various information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances.

    Investments. Investment income is an important source of revenue, and the Company's return on invested assets has a material effect on net income.

    The Company's investment policy is subject to the requirements of regulatory authorities. In addition, certain assets are held on deposit with the State of Texas and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. See
 Item 1 for additional discussion of the Company's investment policy.

    Investments in debt securities are reported at amortized cost. The Company has the intent and ability to hold all investments in debt securities to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

   Investments in equity securities available-for-sale are reported at market
 value.   Unrealized  gains  and  losses  are  recorded  as  a  component  of stockholders' equity.

    Short-term investments are carried at amortized cost which approximates market. Short-term investments include U.S. Government securities maturing within one year.

    Realized investment gains and losses are recognized in operations on the specific identification method.

    Receivable from Lender for Financed Premiums. The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

    The Company routinely establishes a reserve for uncollectible premium finance note balances based upon historical experience. As of December 31, 2001 and 2000, the Company's premium finance note receivables were $13.7 million and $13.5 million, respectively, net of allowances for uncollectible amounts of $0.2 million for both years.

    Effective November 18, 1999, HFC entered into a secured financing arrangement (the "Financing Arrangement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. The Financing Arrangement provides that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. The transaction is accounted for as a secured financing transaction. Under the Financing Arrangement, HFC may from time to time specify the amount to be advanced by the third party and secured by the premium finance notes (up to a maximum of 94% of the face amount of the premium finance notes).

   Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and
 (c) certain other fees and expenses payable to the third party. The interest payable under the Financing Arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 2001 and 2000, HFC had an outstanding balance on advances under the Financing Arrangement of $12.2 million and $10.6 million, respectively, and the applicable interest rates were 5.75% and 10%, respectively.

    Deferred Policy Acquisition Costs. Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business, are deferred and charged to operations over periods in which the related premiums are earned.

    The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums. The Company routinely evaluates the realizability of deferred acquisition costs. At
 December 31, 2001 and 2000, there was no premium deficiency related to deferred acquisition costs.

    Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. At December 31, 2001 and 2000, the amount of deferred policy acquisition costs, net of deferred ceding commissions, was $0.8 million and $0.4 million, respectively.

    Intangible Assets. When Hallmark, AHGA, HFC and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license and non-compete arrangements, all of which were fully amortized at December 31, 2001.

    The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful life is warranted.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141
 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

    The Company will adopt the provisions of SFAS 142 in the first quarter of 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record approximately $157,000 of annual amortization relating to its existing goodwill.

    SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first or second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year 2002. Any intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first or second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first or second quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position. However, an impairment loss may be recognized.

    Deferred Tax Assets. The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $33,000 in 2001 and 2000. The Company's deferred tax asset, net of the above valuation allowance, was $0.4 million and $0.6 million at December 31, 2001 and 2000, respectively.

    Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and loss adjustment expenses are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2001 and 2000. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses of $20.1 million and $22.3 million at December 31, 2001 and 2000, respectively, are reported net of recoverables for salvage and subrogation of approximately $0.3 million for both years.

    The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim expenses represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof.

    Reinsurance. As is customary in the insurance industry, the Company reinsures, or cedes, portions of the coverage provided to policyholders to other insurance companies. Cession of reinsurance is utilized by an insurer to limit its maximum loss thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance. See Item 1 for further discussion of the Company's reinsurance arrangements.

    Statutory Accounting Practices. Hallmark is required to report its results of operations and financial position to the Texas Department of Insurance based upon "SAP". Under SAP, unlike GAAP, Hallmark is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The immediate charge off of sales and acquisition expenses and the sometimes conservative other valuation under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce Hallmark's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend to HFS.

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

    On a consolidated basis, the Company's liquidity increased approximately 7% as of December 31, 2001 as compared to December 31, 2000. The Company's consolidated cash, cash equivalents and investments at December 31, 2001 and 2000 were $21.8 million and $20.4 million, respectively, excluding
 restricted  cash   of  approximately   $2.0   million  and   $4.3   million,
 respectively.

    Net cash used by the Company's consolidated operating activities was approximately $1.4 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $6.1 million for the year ended December 31, 2000. This net change of approximately $7.5 million is primarily attributable to several factors. During the first quarter of 2001, the Company exhausted its appeals of a 1997 lawsuit and subsequently paid approximately $1.4 million of restricted funds which had been held by the court for several years (See Note 10 to the Consolidated Financial Statements). Further, during the second quarter of 2001, weather-related claims significantly impacted losses. The addition of a loss corridor provision in the Company's reinsurance agreement effective April 1, 2001, increased the adverse financial impact of the weather-related losses as well as a portion of other losses from April 1, 2001 through December 31, 2001.

   Cash used by investing activities during 2001 decreased approximately $8.0 million as compared to 2000. Repayments of premium finance notes during 2001 were approximately equal to the origination of new premium finance notes, thus reducing the use of cash for premium finance operations. The release of funds previously deposited in the registry of the court and higher proceeds from maturities and calls of investments account for the remainder of the decrease in funds used by investing activities.

    Cash provided by financing activities decreased by $2.8 million during 2001 as compared to 2000 primarily due to a decrease in net advances from the Company's premium finance lender. As repayment of premium finance notes have approximated net premium finance note originations, the Company has not required as much financing from the lender in 2001. Additionally, during 2001, the Company began funding a portion of the premium finance notes internally.

   A substantial portion of the Company's consolidated liquid assets are held by Hallmark and are not available for general corporate purposes. Of the Company's consolidated liquid assets of $21.8 million at December 31, 2001, approximately $1.9 million (as compared to approximately $1.4 million in
 2000) represents non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to HFS are also restricted and, in certain instances, subject to TDI approval. Based on surplus at December 31, 2001, Hallmark could pay a dividend of up to $0.6 million to HFS during 2002 without TDI approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000 Hallmark has chosen not to pay all of the commissions allowed to AHGA. Additionally, Hallmark only paid management fees of $50,000 to HFS during 2001 as compared to $150,000 in 2000. These steps were taken to preserve Hallmark's surplus. Management anticipates that Hallmark may pay management fees during 2002. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

    Ceding commission income represents a significant source of funds to the Company. Ceding commissions for 2001 decreased $0.3 million (representing a 3% decrease) as compared to 2000. This decrease is the result of the decrease in the minimum ceding commission rate partially offset by the increase in premium volume of the core State & County business. In accordance with GAAP, a portion of ceding commissions and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred policy acquisition costs net of deferred ceding commission increased to approximately $0.8 million at December 31, 2001 from $0.4 million at December 31, 2000. The increase is principally due to the decrease in the minimum ceding commission rate partially offset by an increase in the Company's core State & County annual premium volume.

   The accrued ceding commission refund represents the difference between the ceding commission received based upon provisional commission and the ceding commission earned based on current loss ratios. This accrued refund is settled periodically with the reinsurers. Of the approximately $4.6 million accrued refund at December 31, 2001, $3.4 million was refunded to Dorinco in March 2002.

    During December 2001, the amount of funding available to fund premium finance notes under a secured financing arrangement with an unaffiliated third party was increased to $13.5 million from $12.0 million. As of December 31, 2001, HFC had an outstanding balance on advances under the financing arrangement of $12.2 million at an interest rate of 5.75%. Under the financing arrangement, the maximum additional advances available to HFC at December 31, 2001 were $1.3 million. At December 31, 2000, HFC had an outstanding balance on advances under the financing arrangement of $10.6 million at an interest rate of 10%.

    At December 31, 2001, Hallmark reported statutory capital and surplus of approximately $6.0 million, which reflects a decrease of approximately $0.4 million from the approximately $6.4 million reported at December 31, 2000. Hallmark reported a statutory net loss of approximately $0.9 million during 2001 compared to statutory net income of $0.1 million in 2000. At December 31, 2001, Hallmark showed a premium-to-surplus ratio of 2.62 to 1, as compared to 2.98 to 1 for the year ended December 31, 2000. Effective
 January 1, 2001, the Company implemented new Codification of Statutory Accounting Principles (the "Codification") guidance in the preparation of Hallmark's statutory financial statements. The cumulative effect of the adoption of Codification was recorded as an adjustment to Hallmark's statutory surplus as of January 1, 2001 in accordance with Codification guidance regarding reporting of changes in accounting principles. The adjustment increased Hallmark's statutory surplus by $0.5 million primarily as a result of recording a deferred tax asset.

    The Company provides program administration and claims handling for unaffiliated MGAs. The Company currently provides these services for one unaffiliated MGA which continues to produce new business. Hallmark assumes a pro-rata share of the business produced under this unaffiliated MGA program, and Dorinco assumes the remainder. Three other unaffiliated MGAs for whom the Company provides similar services have discontinued writing new business due to the inability to obtain reinsurance and are in run-off.

    Management is continuing to investigate opportunities to enhance and expand the Company's operations. While additional capital or strategic alliances may be required to fund future expansion, operational enhancements through increased information technology capabilities are in progress. The first phase is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. Full implementation of this web-based information system (named e-Integrity and referred to as the "Integrity System") was initiated and completed during the second quarter of 2001. Additional Phase One enhancements were developed and fully implemented during the second and third quarters of 2001. The second phase of the Integrity System is composed of two parts. Part One relates to electronic reporting and communication capabilities, and Part Two encompasses, among other things, payment and new business upload to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of servicing existing policyholders. Part One alleviates certain manual processes and results in daily communication of time-sensitive information to agents, thus decreasing labor, supplies and postage costs and increasing the agent's likelihood of policyholder retention. This phase has been completed during the first quarter of 2002. Part Two, which will further reduce processing costs, is targeted to be completed by year-end 2002 with related cost savings to commence in 2003.

 Results of Operations

    Gross premiums written (prior to reinsurance) of $49.6 million for the year ended December 31, 2001 decreased approximately 2% in relation to gross premiums written in 2000. This decrease in 2001 was due to a decrease in assumed business produced by unaffiliated MGAs (three of which programs are in run-off) partially offset by an increase in core State & County premium volume. The increase in core premiums written is principally attributable to the impact of increased premium rates. Net premiums written (after reinsurance) decreased 17% during 2001 as compared to 2000. The disproportionate change between the percentage decrease in gross written premiums and net written premiums is due to the combined effect of the decrease in assumed business produced by the unaffiliated MGAs and the decrease in policy fees retained by the Company (30% during 2001 as compared to 100% during the first six months of 2000).

    Gross premiums earned (prior to reinsurance) of $49.5 million increased 9% during 2001 as compared to 2000, and net premiums earned (after reinsurance) decreased 6%. The disparate change in premiums earned prior to and after reinsurance is due to the change in retention of policy fees and the decreased assumption of premiums produced by the unaffiliated MGAs.

    Incurred loss ratios (computed on premiums earned both prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 2001, were approximately 88% and 97%, respectively, as compared to 95% prior to and 84% after reinsurance for 2000. The most significant factor impacting the 2001 net loss ratio (after reinsurance) was various amendments to Hallmark's reinsurance treaties. During the second half of 2000, the reinsurance treaties were changed to include policy fees in the reinsurance treaty base (i.e. Hallmark retained 30% of policy fees during 2001 and 100% during the first six months of 2000), thus reducing net earned premium in 2001. Reinsurance terms were further amended effective April 1, 2001 to include a loss corridor provision, thus increasing losses retained by the Company. If these changes to reinsurance treaties had not occurred, the net loss ratios would have been 75.3% for 2001 and 78.2% for 2000.

    Incurred loss ratios for 2001 were also adversely impacted by extraordinary weather-related losses principally in connection with a catastrophic storm and flooding in the Houston area of Texas in June 2001. These weather-related losses impacted both the number and amount of claims filed which in turn magnified the impact of the loss corridor. If neither the changes to the reinsurance treaties nor these extraordinary weather-related losses had occurred, the net loss ratio for 2001 would have been 73.1%. The gross incurred loss ratio was only impacted by the weather-related losses and not the changes in reinsurance terms. The gross loss ratio excluding the impact of the weather-related losses was 85.5% for 2001. Additionally, depressed premiums from 2000 (which do not reflect the full impact of increasing rates) being earned in 2001 and increasing claim costs (principally due to rising medical, labor and repair costs) continue to adversely impact the 2001 loss ratio. Management has implemented rate increases and increased the restrictiveness of underwriting guidelines in 2001 in an effort to improve the Company's loss exposure in 2002.

    The Company's insurance operations are inherently susceptible to unforeseeable catastrophic events, such as weather-related disasters. If excessive claims from any such catastrophic event caused the Company to exceed its anticipated range of loss ratios in 2002, the Company's financial position could be adversely impacted.

    Finance charges, which increased approximately $0.2 million (6%) during 2001 as compared to 2000, represent interest earned on premium notes issued by HFC. This increase is directly correlated to the increase in annual
 premium volume.               '

    Processing and service fees represent fees earned on processing and servicing contracts with unaffiliated MGAs. Processing and service fees for 2001 decreased $0.8 million (43%) as a result of cancellation of the service contracts with three unaffiliated MGAs (which are currently in run-off).

    Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The decrease in acquisition costs, net, is primarily due to the combined effect of a larger increase in acquisition costs than ceding commission income, and the increase in the deferral rate due to higher annual premium volume in 2001 than in 2000. The decrease in ceding commission income is due to the decrease in the minimum ceding commission rate as a result of amendments to the Company's reinsurance agreements.

    Other acquisition and underwriting expenses increased 12% ($0.4 million) as compared to the prior year. The increase in other acquisition and underwriting expenses is primarily attributable to decreased ceding commission income as a result of amendments to the Company's reinsurance terms. Secondarily, acquisition and underwriting expenses, gross of ceding commission, increased 1% during 2001 as compared to the prior year. These expenses include supervisory and management expenses, reflected as operating expenses during 2000 as they related to oversight of the premium processing of the unaffiliated MGA's business. The combined effect of the increase in supervisory and management expenses and a significant increase in corporate office lease costs during 2001 account for the increased acquisition and underwriting expenses. The increase in these expenses is partially offset by decreases in various other expenses which are principally due to the introduction and usage of the Integrity system by both independents and the Company.

   Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses for 2001 decreased 23% ($1.0 million) in relation to the prior year. The majority of this decrease is attributable to decreases in expenses related to the premium processing for the unaffiliated MGA programs (three of which are in run-off).

    Litigation costs during 2000 represented an accrual for additional post-judgment interest and legal fees associated with the appeal of a 1997 verdict. During 2000, the court ruled against the Company in its appeal of a 1997 verdict in favor of a former director and officer of Hallmark. The judgment was paid out of restricted funds during March 2001. There was no financial impact on the Company's earnings in 2001.


 Item 7.  Financial Statements

  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.


  Description                                                   Page Number
  -----------                                                   -----------
  Report of Independent Accountants                                 F-2

  Consolidated Balance Sheets at December 31, 2001 and 2000         F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 2001 and 2000                          F-4

  Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 2001 and 2000                  F-5

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2001 and 2000                          F-6

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


 Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits listed in the Exhibit Index appearing at page 19 of this report are filed with or incorporated by reference in this Report.

     (b)   Reports  on Form  8-K.   The Company  did not  file any  Form  8-K
 Current Reports during the fourth quarter of 2001.

                                 SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HALLMARK FINANCIAL SERVICES, INC.
                                           (Registrant)

   Date:       March 27, 2002    /s/ Linda H. Sleeper
                                 ----------------------------------
                                 Linda H. Sleeper, President
                                 (Chief Executive Officer)

   Date:       March 27, 2002    /s/ Johnny J. DePuma
                                 ----------------------------------
                                 Johnny J. DePuma, Vice President
                                 (Chief Financial Officer/Principal
                                 Accounting Officer)


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Date:       March 27, 2002    /s/ Linda H. Sleeper
                                 ----------------------------------
                                 Linda H. Sleeper, Director

   Date:       March 27, 2002    /s/ James H. Graves
                                 ----------------------------------
                                 James H. Graves, Director

   Date:       March 27, 2002    /s/ George R. Manser
                                 ----------------------------------
                                 George R. Manser, Director

   Date:       March 27, 2002    /s/ Scott T. Berlin
                                 ----------------------------------
                                 Scott T. Berlin, Director

   Date:       March 27, 2002    /s/ Mark E. Schwarz
                                 ----------------------------------
                                 Mark E. Schwarz, Director

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

 10(b) General Agency Agreement, effective March 1, 1992, between State & County Mutual Fire Insurance Company and Brokers General, Inc. (incorporated by reference to Exhibit 10(b) to Amendment No. 1 on Form 8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992).

 10(c) 1991 Key Employee Stock Option Plan of the registrant (incorporated by reference to Exhibit C to the definitive Proxy Statement relating to the registrant's Annual Meeting of Shareholders held May 20, 1991).

 10(d) 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(e) 1994 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(f) Form of Executive Compensation Agreement representing respective agreements dated August 23, 1994, between registrant and Ramon D. Phillips, Raymond A. Kilgore, Linda H. Sleeper, and Johnny J. DePuma (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(g) Addendum No. 1 to the 100% Quota Share Reinsurance Agreement, as restated between State & County Mutual Fire Insurance
           Company and American Hallmark Insurance Company of Texas effective November 22, 1994 (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(h) Second, Third, Fourth and Fifth Amendments to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(t) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

 10(i) Form of 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective July 1, 1996 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 Exhibit
 Number                         Description
 ------                         -----------

 10(j) Form of Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (specifically identified as follows: Dorinco, Kemper and Skandia), effective July 1, 1996 (incorporated by reference to
           Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(k) Form of Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (specifically identified as follows: Dorinco, Kemper and Skandia), effective July 1, 1996 (incorporated by reference to
           Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(l) Guaranty Agreement effective July 1, 1996 provided by Dorinco Reinsurance Company in favor of State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(m) Form of Guaranty of Performance and Hold Harmless Agreement effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco America Reinsurance Corporation (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(n) Form of Addendum No. 3 - Termination to 100% Quota Share Reinsurance Agreement between American Hallmark Insurance Company and State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(j) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
           1996).

 10(o) Form of 100% Quota Share Reinsurance Agreement, effective January 1, 1997, between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(am) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(p) Form of General Agency Agreement, effective January 1, 1997, between Dorinco Reinsurance Company, State & County Mutual Fire Insurance Company and Vaughn General Agency, Inc. (incorporated by reference to Exhibit 10(an) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
           1996).

 10(q) Form of Administrative Services Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(ao) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
           1996).

 10(r) Form of Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company. (incorporated by reference to Exhibit 10(ap) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(s) Form of Promissory Note dated March 11, 1997, with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee. (incorporated by reference to Exhibit 10(aq) to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

 10(t) Stock Pledge and Security Agreement dated March 11, 1997, between ACO Holdings, Inc. and Dorinco Reinsurance Company.
           (incorporated   by   reference  to   Exhibit   10(ar)   to the
           registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(u) Form of Endorsement No. 1, effective July 1, 1996, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1, 1996. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 Exhibit
 Number                         Description
 ------                         -----------

 10(v) Form of Endorsement No. 1, effective July 1, 1997, to the Guaranty Agreement provided by Dorinco Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996. (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(w) Form of Endorsement No. 1 - Termination, effective January 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurers (Dorinco Reinsurance Company and Odyssey Reinsurance Corporation), effective July 1, 1996. (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(x) Form of Endorsement No. 1, effective July 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective July 1, 1996. (incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(y) Endorsement No. 2, effective January 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997. (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(z) Endorsement No. 1, effective January 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
           Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(aa) Form of Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc., American Hallmark General Agency, Inc. and the Reinsurers (Dorinco Reinsurance Company and Kemper Reinsurance Company) effective July 1, 1997. (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(ab) Form of Amendment No. 1 to the Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company. (Incorporated by reference to Exhibit 10(bg) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

 10(ac) Form of Retrocession Agreement effective March 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Associated General Agency, Inc. (Incorporated by reference to Exhibit 10(bh) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

 10(ad) Form of Quota Share Retrocession Agreement effective September 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Van Wagoner Companies, Inc. (Incorporated by reference to Exhibit 10(bj) to the registrant's annual Report on Form 10KSB for the fiscal year ended December 31, 1998.)

 10(ae) Endorsement No. 5, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective January 1, 1997. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

 10(af) Endorsement No. 4, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (GE Re Reinsurance Company), effective January 1, 1996.(incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

 Exhibit
 Number                         Description
 ------                         -----------

 10(ag) Form of Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(bg) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(ah) Form of Amendment No. 3 to the Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company. (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(ai) Form of Endorsement No. 6, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997. (incorporated by reference to Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(aj) Form of the Second Renewal Promissory Note dated November 19, 1999, with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee. (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(ak) Form of Sale and Assignment Agreement dated November 18, 1999, with Hallmark Finance Corporation as Seller and FPF, Inc.
           (incorporated by reference to Exhibit 10(bk) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(al) Form of Premium Receivable Servicing Agreement dated November 18, 1999 between Hallmark Finance Corporation and FPF, Inc. (incorporated by reference to Exhibit 10(bl) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

 10(am) Seventh Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
           2000).

 10(an) Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company (incorporated by reference to
           Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(ao) Addendum No. 2 to the Retrocession Contract, effective June 1, 1998, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective October 1, 1999 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(ap) Form of Eighth Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management
           Company,  as  agent for  The  Prudential  Insurance  Company of
           America.

 10(aq) Form of Quota Share Retrocession Contract between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000.

 10(ar) Form of Endorsement No. 5, effective July 1, 2000, to the 100% Quota Share Reinsurance Agreement issued to State and County Mutual Fire Insurance Company, effective January 1, 1997.

 10(as) Form of Endorsement No. 4, effective July 1, 2000, to the 100% Quota Share Reinsurance Agreement between State and County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1,1996.

 Exhibit
 Number                         Description
 ------                         -----------

 10(at) Form of Termination Addendum to the Quota Share Retrocession Agreement, effective June 30, 2000, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective January 1, 1997.

 10(au) Form of Termination Addendum to the Quota Share Retrocession Contract, effective September 1, 2000, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective September 1, 1998.

 10(av) Form of Termination Addendum to the Interests and Liability Agreement, effective June 30, 2000, of GE Reinsurance
           Corporation with respect to the 100% Quota Share Reinsurance Agreement, effective January 1, 1997.

 10(aw) Form of Third Amendment to Executive Compensation Agreement, effective November 26, 2000, between Ramon D. Phillips and Hallmark Financial Services Inc., dated August 24, 1994.

 10(ax) Form of Third Amendment to Executive Compensation Agreement, effective November 26, 2000, between Linda H. Sleeper and Hallmark Financial Services Inc., dated August 24, 1994.

 10(ay) Form of Termination Endorsement, effective July 1, 2000, to the Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and GE Reinsurance Corporation (formerly Kemper Reinsurance Company), effective July 1, 1996.

 10(az) Form of Termination Endorsement, effective July 1, 2000, to the Guaranty Agreement provided by GE Reinsurance Corporation (formerly Kemper Reinsurance Company) in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996.

 10(ba) Form of Endorsement No. 2, effective July 1, 2000, to the Guarantee Agreement provided by Dorinco Reinsurance Company in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

 10(bb) Cut-Through Agreement, dated as of June 26, 2001, by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc., Hallmark Finance Corporation and FPF, Inc. (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

 10(bc) First Modification Agreement to the Cut-Through Agreement dated as of June 26, 2001, by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc., Hallmark Finance Corporation and FPF, Inc., entered into June 27, 2001 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

 10(bd) Form of Fourth Amendment to Executive Compensation Agreement effective June 1, 2001, between Ramon D. Phillips and Hallmark Financial Services Inc., dated August 24, 1994. (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

 10(be) Letter of Agreement, dated August 3, 2001, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
           2001).

 Exhibit
 Number                         Description
 ------                         -----------

 10(bf) Letter of Agreement, dated August 6, 2001, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
           2001).

 10(bg) Addendum No. 1 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 2001 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bh) Addendum No. 2 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective July 1, 2001 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bi) Endorsement No. 1 to the Guaranty of Performance and Hold Harmless Agreement, effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company, effective July 1, 2000 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bj) Letter of Agreement, dated November 7, 2001 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bk) Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bl) Letter of Agreement, dated January 23, 2002, between Hallmark * Financial Services, Inc. and Dorinco Reinsurance Company.

 10(bm)    Amendment  No. 4 to  the Loan  Agreement dated  March 10, 1997, *
           between   Hallmark   Financial  Services,   Inc.   and  Dorinco
           Reinsurance Company.

 10(bn) Second Modification Agreement, entered into December 11, 2001, * to the Sale and Assignment Agreement, dated November 18, 1999, with Hallmark Finance Corporation as Seller and FFP, Inc.

 10(bo) Addendum No. 2, entered into January 9, 2001, to the General * Agency Agreement, effective March 1, 1992, between State & County Mutual Fire Insurance Company and Brokers General, Inc.

 10(bp)    Third  Renewal Promissory  Note, dated  November 8,  2001, with *
           Hallmark  Financial   Services,  Inc.  as   Maker  and  Dorinco
           Reinsurance Company as Payee.

 22        List  of   subsidiaries  of  the  registrant  (incorporated  by
           reference to Exhibit 22 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

 23        Consent of Independent Accountants.                             *

 28 Schedule P of American Hallmark Insurance Company of Texas as filed with the Texas Department of Insurance for the year ended December 31, 2001.

 *         Filed herewith

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



  Description                                                   Page Number
  -----------                                                   -----------
  Report of Independent Accountants                                 F-2

  Consolidated Balance Sheets at December 31, 2001 and 2000         F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 2001 and 2000                          F-4

  Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 2001 and 2000                  F-5

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2001 and 2000                          F-6

  Notes to Consolidated Financial Statements                        F-7

                      Report of Independent Accountants
                      ---------------------------------


 To the Board of Directors
 Hallmark Financial Services, Inc.:

 In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


 PricewaterhouseCoopers LLP
 Dallas, Texas
 March 21, 2002


            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 2001 and 2000
                              (In thousands)
                       ----------------------------

                    ASSETS                          2001          2000
                    ------                       ---------     ---------
 Investments:
    Debt securities, held-to-maturity, at
      amortized cost                            $      876    $    7,243
    Equity securities, available-for-sale, at
      market value                                     144           145
    Short-term investments, at amortized cost
      which approximates market value               15,203         6,189
                                                 ---------     ---------
             Total investments                      16,223        13,577

 Cash and cash equivalents                           5,533         6,831
 Restricted cash                                     1,990         4,276
 Prepaid reinsurance premiums                       11,611        10,944
 Receivable from lender for financed premiums
   (net of allowance for doubtful accounts
   of $208 in 2001 and $169 in 2000)                13,740        13,545
 Premiums receivable                                   414           799
 Reinsurance recoverable                            16,871        19,212
 Deferred policy acquisition costs                     761           362
 Excess of cost over net assets acquired
   (net of accumulated amortization
   of $2,305 in 2001 and $2,148 in 2000)             4,431         4,588
 Current federal income tax recoverable                696            95
 Deferred federal income taxes                         425           572
 Accrued investment income                               6           108
 Other assets                                          904           644
                                                 ---------     ---------
                                                $   73,605    $   75,553
                                                 =========     =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                $   13,933      $ 13,033
   Unpaid losses and loss adjustment expenses       20,089        22,298
   Unearned premiums                                16,793        16,711
   Reinsurance balances payable                      4,426         3,341
   Drafts outstanding                                  890         1,535
   Accrued ceding commission refund                  4,598         2,503
   Accounts payable and other accrued expense        2,508         3,258
   Accrued litigation costs                              -         1,386
                                                 ---------     ---------
                                                    63,237        64,065
                                                 ---------     ---------
 Stockholders' equity:
    Common stock, $.03 par value, authorized
      100,000,000 shares issued 11,855,610
      shares in 2001 and 2000                          356           356
    Capital in excess of par value                  10,875        10,875
    Retained earnings                                  180         1,310
    Accumulated other comprehensive income               -           (10)
    Treasury stock, 806,477 shares in 2001
      and 2000, at cost                             (1,043)       (1,043)
                                                 ---------     ---------
             Total stockholders' equity             10,368        11,488
                                                 ---------     ---------
                                                $   73,605    $   75,553
                                                 =========     =========

                The accompanying notes are an integral part
                 of the consolidated financial statements


               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2001 and 2000
                   (In thousands, except earnings per share)
                          ----------------------------

                                                       2001          2000
                                                    ----------   -----------
  Gross premiums written                           $    49,614  $     50,469
  Ceded premiums written                               (33,822)      (31,396)
                                                    ----------   -----------
        Net premiums written                       $    15,792  $     19,073
                                                    ==========   ===========
  Revenues
    Gross premiums earned                          $    49,525  $     45,520
    Ceded premiums earned                              (33,149)      (28,125)
                                                    ----------   -----------
        Net premiums earned                             16,376        17,395

  Investment income, net of expenses                     1,043         1,264
  Finance charges                                        3,095         2,926
  Processing and service fees                            1,120         1,952
  Other income                                             368           348
                                                    ----------   -----------
         Total revenues                                 22,002        23,885
                                                    ----------   -----------

  Benefits, losses and expenses:
    Losses and loss adjustment expenses                 43,735        43,185
    Reinsurance recoveries                             (27,857)      (28,627)
                                                    ----------   -----------
         Net losses and loss adjustment expenses        15,878        14,558

  Acquisition costs, net                                  (399)          237
  Other acquisition and underwriting expenses
    (net of ceding commission of $9,118 in
    2001 and $9,414 in 2000)                             3,673         3,274
  Operating expenses                                     3,346         4,347
  Interest expense                                       1,021         1,138
  Amortization of intangible assets                        157           157
  Litigation costs                                           -           435
                                                    ----------   -----------
         Total benefits, losses and expenses            23,676        24,146
                                                    ----------   -----------
  Loss from operations before federal income            (1,674)         (261)

  Federal income tax benefit                              (544)          (28)
                                                    ----------   -----------
          Net loss                                 $    (1,130) $       (233)
                                                    ==========   ===========
  Basic and diluted earnings per share
    (11,049,133 shares outstanding):
          Net loss                                 $     (0.10) $      (0.02)
                                                    ==========   ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements


                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         for the years ended December 31, 2001 and 2000
                                            (in thousands, except number of shares)
                                            ---------------------------------------


                                                        Capital               Accumulated
                                   Number                 In                     Other                      Total     Comprehensive
                                     of         Par    Excess of   Retained  Comprehensive   Treasury   Stockholders'     Income
                                   Shares      Value   Par Value   Earnings      Income       Stock        Equity         (Loss)
                                 ----------  -------   ---------   --------      ------     ---------     -------        -------
 Balance at December 31, 1999    11,854,610    $356     $10,875     $1,543       ($14)      ($1,043)      $11,717

 Comprehensive loss:
      Net loss                                                        (233)                                  (233)      $   (233)
 Other comprehensive
   income, net of tax
    Unrealized gains on
    securities, net of tax
     of $2                                                                            4                         4              4
                                                                                                                         -------
 Comprehensive loss                                                                                                        ($229)
                                                                                                                         =======
 Issuance of common stock             1,000
                                 ----------  -------   ---------   --------      ------     ---------     -------
 Balance at December 31, 2000    11,855,610     $356     $10,875     $1,310        ($10)      ($1,043)    $11,488

 Comprehensive loss:
      Net loss                                                       (1,130)                               (1,130)     $  (1,130)
 Other comprehensive
   income, net of tax
    Unrealized gains on
    securities, net of
    tax of $5                                                                        10                        10             10
                                                                                                                         -------
 Comprehensive loss                                                                                                      ($1,120)
                                                                                                                         =======
 Issuance of common stock
                                 ----------  -------   ---------   --------      ------     ---------     -------
 Balance at December 31, 2001    11,855,610     $356     $10,875   $    180      $    -       ($1,043)    $10,368
                                 ==========  =======   =========   ========      ======     =========     =======


                                             The accompanying notes are an integral
                                          part of the consolidated financial statements


           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2001 and 2000
                             (In thousands)
                      ----------------------------
                                                          2001          2000
                                                        --------      --------
 Cash flows from operating activities:
    Net loss                                           $  (1,130)    $    (233)

    Adjustments to reconcile net loss to cash
    (used in) provided by operating activities:
       Depreciation and amortization expense                 296           305
       Change in deferred Federal income taxes               147          (360)
       Change in prepaid reinsurance premiums               (667)       (3,271)
       Change in premiums receivable                         385           (58)
       Change in deferred policy acquisition expenses       (399)         (237)
       Change in unpaid losses and loss
         adjustment expenses                              (2,209)        4,494
       Change in unearned premiums                            82         4,949
       Change in reinsurance recoverable                   2,341        (3,539)
       Change in reinsurance balances payable              1,085           718
       Change in current federal income tax recoverable     (601)          (95)
       Change in current federal income tax payable            -           (46)
       Change in accrued ceding commission refund          2,095         1,252
       Change in litigation costs                         (1,386)          436
       Change in all other liabilities                    (1,395)        1,376
       Change in all other assets                            (30)          (62)
                                                        --------      --------
          Net cash (used in) provided by
            operating activities                          (1,386)        6,103
                                                        --------      --------
 Cash flows from investing activities:
    Purchases of property and equipment                     (268)         (237)
    Premium finance notes originated                     (50,655)      (40,608)
    Premium finance notes repaid                          50,461        36,122
    Change in restricted cash                              2,286          (854)
    Purchases of debt securities                               -        (6,803)
    Maturities and redemptions of investment securities    6,378         3,393
    Purchase of short-term investments                   (27,515)      (22,604)
    Maturities of short-term investments                  18,501        22,789
                                                        --------      --------
       Net cash used in investing activities                (812)       (8,802)
                                                        --------      --------
 Cash flows from financing activities:
     Net advances from lender                              1,628         4,324
     Repayment of borrowings                                (728)         (580)
                                                        --------      --------
         Net cash provided by financing activities           900         3,744
                                                        --------      --------
 (Decrease) increase in cash and cash equivalents         (1,298)        1,045
 Cash and cash equivalents at beginning of year            6,831         5,786
                                                        --------      --------
 Cash and cash equivalents at end of year              $   5,533     $   6,831
                                                        ========      ========

 Supplemental cash flow information:
 Interest paid                                         $  (1,036)    $  (1,107)
                                                        ========      ========
 Income taxes recovered/(paid)                         $      85     $    (429)
                                                        ========      ========


              The accompanying notes are an integral part
                of the consolidated financial statements


           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               __________

 1.  Accounting Policies:

     General

     Hallmark Financial Services, Inc. ("HFS") and its subsidiaries (collectively, the "Company"), are engaged primarily in the marketing, underwriting and premium financing of non-standard automobile insurance, as well as claims adjusting and other insurance related services. The Company pursues its business activities through an integrated insurance group (collectively, the "Insurance Group"), the members of which are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); a network of insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a claims handling and adjusting firm, Hallmark Claims Service, Inc. ("HCS"). The Company operates only in Texas.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts and operations of HFS and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which, as to Hallmark, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

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

     Short-term investments are carried at amortized cost which approximates
     market.   Short-term  investments include   U.S.  Government securities
     maturing within one year.

     Realized investment gains and losses are recognized in operations on the specific identification method.

     Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Recognition of Premium Revenues

     Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insured. Insurance premiums written include gross policy fees of $5.0 million and $5.7 million and policy fees, net of reinsurance, of $1.5 million and $3.7 million for the years ended December 31, 2001 and 2000, respectively.

     Finance Charges

     The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

     Property and Equipment

     Property and equipment, aggregating $2.0 million and $1.6 million, at December 31, 2001 and 2000, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to five years). Depreciation expense for 2001 and 2000 was $0.1 million for both years. Accumulated depreciation was $1.3 million and $1.2 million at December 31, 2001 and 2000, respectively.

     Receivable from Lender for Financed Premiums

     Receivable from lender for financed premiums represents premiums due to HFC as a result of a secured financing agreement with an unaffiliated third party. (See Note 5.)

     Premiums Receivable

     The majority of the balance in premiums receivable is premiums due to Hallmark on unaffiliated MGA business assumed from Dorinco. (See Note 4.)

     Deferred Policy Acquisition Costs

     Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business, are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions are netted against deferred policy acquisition costs in the accompanying balance sheet. The change in deferred ceding commission income is netted against the change in deferred policy acquisition costs in the accompanying income statement.

     Losses and Loss Adjustment Expenses

     Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2001 and 2000. The liabilities for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

     These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The liabilities for unpaid losses and loss adjustment expenses at December 31, 2001 and 2000 are reported net of recoverables for salvage and subrogation of approximately $0.3 million for both years.

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

     Net Income Per Share

     The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 6 and 8.)

     Intangible Assets

     When Hallmark, AHGA, HFC and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license and non-compete arrangements, all of which were fully amortized at December 31, 2001.

     The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful life is warranted.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company will adopt the provisions of SFAS 142 in the first quarter of 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record approximately $157,000 of annual amortization relating to its existing goodwill.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first or second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year 2002. Any intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first or second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first or second quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position. However, an impairment loss may be recognized.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Cash and Short-term Investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

     Investment Securities:   Fair values  are obtained from  an independent
     pricing service.  (See Note 2.)

     Receivable from Lender for Financed Premiums: The carrying amount reported in the balance sheet for this instrument approximates its fair value as the term of the receivable is less than one year.

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

     Codification of Statutory Accounting Principles

     In 1998, the National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification") guidance, which replaced the prior Accounting and Practice Procedures manuals as the NAIC's primary guidance on statutory accounting. The Codification provides guidance where statutory accounting has been silent and changes current statutory accounting in some areas (e.g. deferred income taxes are recorded). Effective January 1, 2001, the Texas Department of Insurance (the "TDI") adopted, in part, the Accounting Practices and Procedures Manual (the "Manual") published by the NAIC. The Manual, previously known as Codification, contains Statements of Statutory Accounting Principles. Effective January 1, 2001 the Company implemented the Codification guidance in the preparation of Hallmark's statutory financial statements. The cumulative effect of the adoption of Codification was recorded as an adjustment to Hallmark's statutory surplus as of January 1, 2001 in accordance with Codification guidance regarding reporting of changes in accounting principles. The adjustment increased Hallmark's statutory surplus by approximately $0.5 million, primarily as a result of recording a deferred tax asset.

     Reclassification

     Certain  previously reported  2000  amounts have  been  reclassified to
     conform to  current year  presentation.   Such reclassification  had no
     effect on net loss or stockholders' equity.


  2.  Investments:

      Major categories of net investment income (in thousands) are summarized as follows:
                                             Years ended December 31,
                                             ------------------------
                                                2001          2000
                                              --------      --------
      Debt securities                        $     194     $     293
      Equity securities                              7             9
      Short-term investments                       483           525
      Cash equivalents                             357           319
      Other                                          3           125
                                              --------      --------
                                                 1,044         1,271
      Investment expenses                           (1)           (7)
                                              --------      --------
      Net investment income                  $   1,043     $   1,264
                                              ========      ========


      No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2001 or 2000.

      The amortized cost and estimated market value of investments in debt and equity securities (in thousands) by category is as follows:


                                                  Gross    Gross
                                     Amortized Unrealized Unrealized
                                       Cost       Gains    Losses      Market
                                     --------    ------   -------    ---------
      At December 31, 2001
      --------------------
      U.S. Treasury securities
        and obligations of U.S.
        government corporations
        and agencies                $     206   $     -  $     (1)  $      205
      Mortgage backed securities          670         -         -          670
                                     --------    ------   -------    ---------
         Total debt securities            876         -        (1)         875

      Equity securities                   144         -         -          144
                                     --------    ------   -------    ---------
      Total debt and equity
        securities                  $   1,020   $     -  $     (1)  $    1,019
                                     ========    ======   =======    =========

      At December 31, 2000
      --------------------
      U.S. Treasury securities
        and obligations of U.S.
        government corporations
        and agencies                $   6,421   $    14  $    (10)  $    6,425
      Mortgage backed securities          822         4        (6)         820
                                     --------    ------   -------    ---------
         Total debt securities          7,243        19       (17)       7,245

      Equity securities                   161         2       (18)         145
                                     --------    ------   -------    ---------
      Total debt and equity
        securities                  $   7,404   $    21  $    (35)  $    7,390
                                     ========    ======   =======    =========

      The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalities.


                                                  Amortized           Market
      Maturity (in thousands):                      Cost              Value
      ------------------------                      ----               ----
        Due in one year or less                     $100               $100
        Due after one year through five years          -                  -
        Due after five years through ten years       106                105
        Mortgage backed securities                   670                670
                                                    ----               ----
                                                    $876               $875
                                                    ====               ====

      At December 31, 2001 and 2000, investments in debt securities with an approximate carrying value of $0.1 million were on deposit with the Texas Department of Insurance (the "TDI") as required by insurance regulations.

      Proceeds from investment securities of $6.4 million and $3.4 million during 2001 and 2000, respectively, were primarily from maturities, bond calls and prepayments of mortgage-backed securities.


  3.  Liability for Unpaid Losses and Loss Adjustment Expenses:

      Activity in the liability for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                              2001              2000
                                            -------           -------
      Balance at January 1                 $ 22,298          $ 17,804
      Less reinsurance recoverables          14,847            12,395
                                            -------           -------
      Net Balance at January 1                7,451             5,409
                                            -------           -------
      Incurred related to:
        Current year                         15,356            14,460
        Prior years                             522                97
                                            -------           -------
      Total incurred                         15,878            14,557
                                            -------           -------
      Paid related to:
        Current year                         10,033             9,286
        Prior years                           5,377             3,229
                                            -------           -------
      Total paid                             15,410            12,515
                                            -------           -------
      Net Balance at December 31              7,919             7,451
        Plus reinsurance recoverables        12,170            14,847
                                            -------           -------
      Balance at December 31               $ 20,089          $ 22,298
                                            =======           =======

      The Company's loss experience for the year ended December 31, 2001 was adversely impacted by extraordinary weather-related losses principally in connection with a catastrophic storm and flooding in the Houston area of Texas in June 2001. These weather-related losses impacted both the number and amounts of claims filed. The Company's insurance operations are inherently susceptible to unforeseeable catastrophic events, such as weather-related disasters. If excessive claims from any such catastrophic event caused the Company to exceed its anticipated range of loss ratios in 2002, the Company's financial position could be adversely impacted. Requirements for compliance with covenants associated with the Company's reinsurance and debt agreements are discussed in notes 4 and 5, respectively.


 4.  Reinsurance:

     Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 2001 and 2000 were $47.4 million and $41.6 million, respectively. Funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 2001 and 2000, Hallmark, held for the benefit of State & County, cash and cash equivalents of $2.6 million and $4.3 million, respectively, and investment securities at amortized cost of $11.0 million and $8.4 million, respectively.

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

     Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective after April 1, 2001. This corridor increased to 65% to 80% effective July 1, 2001 on policies effective after that date. The provisional ceding commission rate was decreased to 34% from 41% on April 1, 2001 and further decreased to 31% on July 1, 2001. The provisional commission is adjusted annually on a sliding scale based on annual loss ratios. Based upon its loss experience, Hallmark can earn a maximum commission of 31% and is guaranteed a minimum commission of 26% regardless of loss experience on business reinsured by Dorinco. As of December 31, 2001 and 2000, the accrued ceding commission refund was $4.6 million and $2.5 million, respectively. This accrual represents the difference between the ceding commission received and the ceding commission earned based on current loss ratios.

     Dorinco and the Company executed a letter of agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants (including additional surplus requirements, rate increases and cancellation provisions) and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2001, Dorinco extended the term of the existing reinsurance agreement from June 30, 2001 to September 30, 2002.

     Hallmark assumes business from Dorinco on various unaffiliated MGA programs. Three of the four programs are in run-off. Under these programs, HCS also provides claims processing, and AHGA provides premium processing. At December 31, 2001 and 2000, Dorinco held cash of $2.0 million and $2.8 million, respectively, to secure balances ceded to Hallmark. These amounts were included in restricted cash in the accompanying Consolidated Balance Sheets.

     During 2000, the Company commuted loss reserves under its previous reinsurance arrangement (effective March 1, 1992 through June 30, 1996) with Vesta Fire Insurance Corporation. The reserves were commuted at 100%. The Company commuted outstanding loss and LAE reserves of $0.5 million as of the date of commutation.


  5. Notes Payable:

     A summary of the Company's notes payable
                                                         December 31,
                                                      2001         2000
                                                     ------       ------
     Note payable to Dorinco                        $ 1,720      $ 2,447
     Balance under Financing Arrangement             12,213       10,586
                                                     ------       ------
                                                    $13,933      $13,033
                                                     ======       ======


     Scheduled annual principal payments on note payable (in thousands) to Dorinco are as follows at December 31, 2001:

       2002                                         $     -
       2003                                             728
       2004                                             728
       2005                                             264
                                                     ------
       Total                                        $ 1,720
                                                     ======

 The balance under the Financing Arrangement will be repaid during the coming year as associated premium finance notes are repaid (See below).

 Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7.0 million (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan were used by HFC primarily to fund premium finance notes. The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. In November 2001 the note was amended to provide for interest only payments from December 2001 through and including December 2002 with a final principal pay-off date of June 30, 2005.

 As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107% and 83%, respectively, and (2) maintain statutory surplus of $4.2 million and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. Dorinco waived the maximum loss ratio requirements for 2001 and 2000 and the combined ratio requirement for 2001. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt.

 Effective November 18, 1999, HFC entered into a secured financing arrangement (the "Financing Arrangement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. The Financing Arrangement provides that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. The transaction is accounted for as a secured financing transaction. Under the Financing Arrangement, HFC may from time to time specify the amount to be advanced by the third party and secured by the premium finance notes (up to maximum of 94% of the face amount of the premium finance notes). Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and (c) certain other fees and expenses payable to the third party. The interest payable under the Financing Arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 2001 and 2000, HFC had an outstanding balance on advances under the Financing Arrangement of $12.2 million and $10.6 million, respectively, and the applicable interest rates were 5.75% and 10%, respectively. Under the Financing Arrangement, the maximum advances available to HFC were $1.3 million and $0.6 million at December 31, 2001 and 2000, respectively.


                    [This space left blank intentionally.]

 6.  Earnings per Share:

    The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per-share computations (in thousands, except number of shares) as required by SFAS No. 128 is presented below:

                                             Income        Shares     Per-Share
                                           (Numerator)  (Denominator)   Amount
                                           -----------  -------------   ------
     For the year ended December 31, 2001:
       Basic Earnings per Share
         Income available to
         common stockholders:
               Net loss                      ($1,130)    11,049,133   $  (.10)
                                             =======                   ======
       Effect of Dilutive Securities:
         Options and warrants                      -              -         -

       Diluted Earnings per Share
         Income available to
           common stockholders
           + assumed conversions:
                Net loss                     ($1,130)    11,049,133   $  (.10)
                                             =======                   ======
     For the year ended December 31, 2000:
       Basic Earnings per Share
         Income available to
         common stockholders:
               Net loss                        ($233)    11,049,133   $  (.02)
                                             =======                   ======
       Effect of Dilutive Securities:
         Options and warrants                      -              -         -

       Diluted Earnings per Share
         Income available to
         common stockholders
         + assumed conversions:
              Net loss                         ($233)    11,049,133   $  (.02)
                                             =======                   ======


     Options to purchase 2,679,000 and 2,431,500 shares of common stock at prices ranging from $0.25 to $1.00 were outstanding at December 31, 2001 and 2000 respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.


 7.  Regulatory Capital Restrictions:

     Hallmark's 2001 and 2000 net income (loss) and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were ($0.9) million and $0.1 million, and $6.0 million and $6.4 million, respectively. The minimum statutory capital and surplus required for Hallmark by the TDI is $2.0 million. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net income of the preceding calendar year. No dividends were declared or paid by Hallmark in 2001 or 2000. Based on surplus at December 31, 2001, Hallmark could pay a dividend of up to $0.6 million to HFS during 2002 without TDI approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000 Hallmark has chosen not to pay all of the commissions allowed to AHGA. Additionally, Hallmark only paid management fees of $50,000 to HFS during 2001 as compared to $150,000 in 2000. These steps were taken to preserve Hallmark's surplus. Management anticipates that Hallmark may pay management fees during 2002.

     Effective December 31, 1994, the NAIC requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and
     (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. The TDI adopted the Model Act during 1998. The Company's 2001 and 2000 adjusted capital under the RBC calculation exceeded the minimum TDI requirement by 80% and 79%, respectively.


 8.  Stock Option Plans:

     The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1991 employee plan, the 1994 employee plan and the non-employee director plan is 500,000, 1,500,000 and 1,375,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date. In accordance with APB 25, the Company has not recognized compensation expense for the stock options granted in 2001.

     Pursuant to SFAS No. 123, Accounting for Stock-based Compensation, a company may elect to continue expense recognition under APB 25, or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. The Company has elected to continue expense recognition pursuant to APB 25.


                      [This space left blank intentionally]

     A summary of the status of the Company's stock options as of December 31, 2001 and December 31, 2000 and the changes during the years ended on those dates is presented below:

                               __________2001_________  _________2000_________
                                  Number      Weighted     Number     Weighted
                               of Shares of    Average  of Shares of   Average
                                Underlying    Exercise   Underlying   Exercise
                                  Options      Prices      Options     Prices
                                  -------      ------      -------     ------
  Outstanding at beginning
    of the year                   2,431,500   $  0.47    1,275,000    $  0.47
  Granted                           250,000   $  0.69    1,157,500    $  0.43
  Exercised                               -   $     -       (1,000)   $  0.25
  Forfeited                          (2,500)  $  0.44            -    $     -
  Expired                                 -   $     -            -    $     -
  Outstanding at end of year      2,679,000   $  0.49    2,431,500    $  0.47
  Exercisable at end of year      2,052,000   $  0.48    1,774,500    $  0.47

  Weighted-average fair value
    of all options granted                    $  0.43                 $  0.22


  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2001                 2000
                                     -----                -----
  Expected Term                       7.00                 5.00
  Expected Volatility                56.11%               51.48%
  Risk-Free Interest Rate             5.11%                6.37%



  The following table summarizes information about stock options outstanding at December 31, 2001:

                   Options Outstanding                             Options Exercisable
                   -------------------                             -------------------
                         Number       Weighted Avg.                        Number
       Range of        Outstanding     Remaining        Weighted Avg.    Exercisable  Weighted Avg.
    Exercise Prices    at 12/31/01  Contr. Actual Life  Exercise Price   at 12/31/00  Exercise Price
    ---------------    -----------  ------------------  --------------   -----------  --------------
   $ .25  to  $ .70     2,528,000          5.9             $  .46         1,916,000      $  .45
   $ .71  to  $1.00       151,000          4.0             $ 1.00           136,000      $ 1.00
                        ---------                                         ---------
   $ .25  to  $1.00     2,679,000          5.8             $  .49         2,052,000      $  .48
                        =========                                         =========

   The pro forma effects on net income (in thousands) and earnings per share for 2001 and 2000 from compensation expense computed pursuant to SFAS No. 123 is as follows:

                               December 31, 2001          December 31, 2000
                             As Reported Pro Forma     As Reported  Pro Forma
                               -------    -------        --------    -------
   SFAS No. 123 Charge        $     -    $    130       $       -   $    188
   Net loss                   $ (1,130)  $ (1,216)      $ (   233)  $  ( 357)
   Net loss per common share  $ (  .10)  $ ( 0.11)      $ (  0.02)  $  (0.03)


   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.



 9.   Income Taxes:

      The composition of deferred tax assets and liabilities and the related tax effects in thousands as of December 31, 2001 and 2000, are as follows:

                                                     2001        2000
                                                  --------    ---------
      Deferred tax liabilities:
        Deferred policy acquisition costs        ( $ 1,343)   ( $ 1,315)
         Other                                   (      37)   (      42)
                                                  --------    ---------
           Total deferred tax liabilities        (   1,380)   (   1,357)
                                                  --------    ---------
      Deferred tax assets:
        Unearned premiums                              352          392
        Loss reserve discounting, net of               171          216
          salvage and subrogation
        Deferred ceding commissions                  1,084        1,192
        Unrealized gains (losses) on securities          -            4
        Net operating loss carry forward                33           33
          Allowance for bad debt                       147            -
          Other                                         51          125
                                                  --------    ---------
          Total deferred tax assets                  1,838        1,962
                                                  --------    ---------
        Net deferred tax asset                         458          605
        Valuation allowance                             33           33
                                                  --------    ---------
          Net deferred tax asset                 $     425   $      572
                                                  ========    =========

     A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $33,000 in 2001 and 2000.

     A reconciliation of the income tax provisions in thousands based on the prevailing corporate tax rate of 34 percent to the provision reflected in the consolidated financial statements for the years ended December 31, 2001 and 2000, is as follows:

                                                    2001            2000
                                                  -------         -------
      Computed expected income tax expense
        (benefit) at statutory regulatory
        tax rate                                 ( $  569)       ( $   89)
      Amortization of excess cost over                 54              54
        net assets acquired
      Meals and entertainment                           2               3
      Other                                      (     31)              4
                                                  -------         -------
      Income tax expense (benefit)               ( $  544)       ( $   28)
                                                  =======         =======


                                                    2001            2000
                                                  -------         -------
      Currrent income tax (benefit)/provision    ( $  688)         $  334
      Deferred tax provision/(benefit)                144        (    362)
                                                  -------         -------
      Federal income tax benefit                 ( $  544)       ( $   28)
                                                  =======         =======

     The Company has available, for federal income tax purposes, unused net operating losses of approximately $0.1 million at December 31, 2001, which may be used to offset future taxable income. The Internal Revenue Code generally has provided for a three-year carryback and a 15-year carryforward of operating losses. Effective with tax years beginning September 1997, the carryback and carryforward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. In March 2002, a change in federal tax law was passed that allows for net operating losses generated in 2001 and 2002 to be carried back five years, rather than two. The net operating losses will expire, if unused, as follows:

          Year
          ----
          2002                                  $      2
          2003                                        96
                                                 -------
                                                $     98
                                                 =======

 10  Commitments and Contingencies:

     The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2007. Certain of these leases contain renewal options. Rental expense amounted to $0.6 million for both of the years ended December 31, 2001 and 2000.

     Future minimum lease payments (in thousands) under noncancellable operating leases as of December 31, 2001 are as follows:

          Year
          ----
          2002                                     $        663
          2003                                              617
          2004                                              666
          2005                                              643
          2006                                              607
          2007 and thereafter                               551
                                                    -----------
          Total minimum lease payments             $      3,747
                                                    ===========


     The Company has a 401(K) savings plan. Employees who have completed three months of service are eligible to participate. Under this plan employees may contribute a portion of their compensation, and the Company may contribute a discretionary amount each year. The Company did not make a contribution for 2001. The Company's contribution for 2000 paid in 2001 was $0.1 million.

     In March  1997, a jury  returned a verdict  against the  Company and  in favor of a former director and officer of Hallmark in the amount of $0.5 million on the basis of contractual and statutory indemnification claims. The court subsequently granted the plaintiff's motion for attorneys' fees of approximately $0.3 million, court costs and pre-judgment and post-judgment interest, and rendered final judgment on the verdict. The Company believed the outcome in this case was both legally and factually incorrect and appealed the judgment. During the fourth quarter of 1997, the Company deposited $1.3 million into the registry of the court in order to stay execution on the judgment pending the result of appeals. The amount on deposit with the court of $1.5 million as of December 31, 2000 was included as restricted cash in the accompanying balance sheet. During February 2001, the court ruled against the Company in its appeal, and $1.4 million of the funds on deposit with the court was disbursed to the plaintiff during March 2001. The remaining funds on deposit with the court were refunded to the Company. There was no financial impact on the Company's earnings in 2001.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, the Company capitalizes the assessments, as they are paid, and amortizes the capitalized balance against its premium tax expense. On December 31, 2001, the Company was assessed $0.1 million for 2001. There were no assessments during 2000.


 11. Concentrations of Credit Risk:

     The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of the depository institutions regularly, and management does not believe excessive risk of depository institution failure exists at December 31, 2001.

     All  of   the  Company's  business  activity   is  with  customers   and
     independent agents located within the State of Texas.

     The Company's reinsurance coverage has been provided by one company (Dorinco Reinsurance Company) since July 1, 2000.

     Funding for the majority of HFC's premium finance activities is provided by one unaffiliated third party.