Form 10QSB
period 2002-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2002-05-14
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2002

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

                            Yes   X       No


                     APPLICABLE ONLY TO CORPORATE ISSUERS


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of May 12, 2002.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                   INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------
 Consolidated Balance Sheets at March 31, 2002
 (unaudited) and December 31, 2001                               3

 Consolidated Statements of Operations (unaudited) for
 the three months ended March 31, 2002 and March 31, 2001        4

 Consolidated Statements of Cash Flows (unaudited) for
 the three months ended March 31, 2002 and March 31, 2001        5

 Notes to Consolidated Financial Statements (unaudited)          6

                   HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                           March 31  December 31
                    ASSETS                                   2002       2001
                                                          (Unaudited)
                                                            -------    -------
 Investments:
    Debt securities, held-to-maturity,
      at amortized cost                                    $  3,799   $    876
    Equity securities, available-for-sale,
      at market value                                           144        144
    Short-term investments, at cost which
      approximates market value                               8,957     15,203
                                                            -------    -------
             Total investments                               12,900     16,223

 Cash and cash equivalents                                    7,489      5,533
 Restricted cash                                              1,693      1,990
 Prepaid reinsurance premiums                                11,956     11,611
 Premiums receivable from lender (net of allowance for
   doubtful accounts of $162 in 2002 and $208 in 2001)       14,664     13,740
 Premiums receivable                                            816        414
 Reinsurance recoverable                                     14,670     16,871
 Deferred policy acquisition costs                            1,181        761
 Excess of cost over net assets acquired                      4,431      4,431
 Current federal income tax recoverable                         677        696
 Deferred federal income taxes                                  339        425
 Accrued investment income                                       11          6
 Other assets                                                   738        904
                                                            -------    -------
                                                           $ 71,565   $ 73,605
                                                            =======    =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                          $ 13,943   $ 13,933
    Unpaid losses and loss adjustment expenses               18,102     20,089
    Unearned premiums                                        18,395     16,793
    Reinsurance balances payable                              5,227      4,426
    Drafts outstanding                                          909        890
    Accrued ceding commission refund                          1,508      4,598
    Accounts payable and other accrued expenses               2,918      2,508
                                                            -------    -------
          Total liabilities                                  61,002     63,237
                                                            -------    -------
 Stockholders' equity
    Common stock, $.03 par value, authorized 100,000,000
      shares Issued 11,855,610 shares in 2002 and 2001          356        356
    Capital in excess of par value                           10,875     10,875
    Retained earnings                                           375        180
    Treasury stock, 806,477 shares in 2002
      and 2001, at cost                                      (1,043)    (1,043)
                                                            -------    -------
          Total stockholders' equity                         10,563     10,368
                                                            -------    -------
                                                           $ 71,565   $ 73,605
                                                            =======    =======

              The accompanying notes are an integral part
                of the consolidated financial statements

             HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                             (In thousands)

                                                     Three Months Ended
                                                         March 31
                                                ----------------------------
                                                   2002              2001
                                                ----------       -----------
  Gross premiums written                       $    13,952      $     15,747
  Ceded premiums written                            (8,546)          (10,559)
                                                ----------       -----------
        Net premiums written                  $      5,406      $      5,188

  Revenues:
     Gross premiums earned                          12,312            12,431
     Ceded premiums earned                          (8,164)           (8,055)
                                                ----------       -----------
        Net premiums earned                          4,148             4,376

     Investment income, net of expenses                126               310
     Finance charges                                   655               832
     Processing and service fees                       143               423
     Other income                                       76                46
                                                ----------       -----------
         Total revenues                              5,148             5,987
                                                ----------       -----------

  Benefits, losses and expenses:
     Losses and loss adjustment expenses             7,963            10,891
     Reinsurance recoveries                         (4,784)           (7,084)
                                                ----------       -----------
     Net losses and loss adjustment expenses         3,179             3,807

  Acquisition costs, net                              (419)               57
  Other acquisition and underwriting expenses
    (net of ceding commission of $2,240 in
    2002 and $3,074 in 2001)                         1,285               838
  Operating expenses                                   599             1,110
  Interest expense                                     205               294
  Amortization of intangible assets                      -                39
                                                ----------       -----------
          Total benefits, losses and expenses        4,849             6,145
                                                ----------       -----------
  Income (loss) from operations before
    federal income taxes                               299              (158)

  Federal income tax expense (benefit)                 104               (59)
                                                ----------       -----------

  Net income (loss)                            $       195      $        (99)
                                                ==========       ===========

  Basic and diluted earnings per share         $      0.02      $      (0.01)
                                                ==========       ===========

  Common stock shares outstanding               11,049,133        11,049,133
                                                ==========       ===========


                The accompanying notes are an integral part
                 of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                         Three Months Ended
                                                               March 31
                                                        ---------------------
                                                          2002          2001
                                                        -------       -------
 Cash flows from operating activities:
    Net income (loss)                                  $    195      $    (99)

 Adjustments to reconcile net income (loss) to cash
   (used in) provided by operating activities:
       Depreciation and amortization expense                 40            69
       Change in deferred federal income taxes               86          (101)
       Change in prepaid reinsurance premiums              (345)       (2,503)
       Change in premiums receivable                       (402)          478
       Change in deferred policy acquisition costs         (420)           57
       Change in unpaid losses and loss
         adjustment expenses                             (1,987)         (403)
       Change in unearned premiums                        1,602         3,316
       Change in reinsurance recoverable                  2,201          (111)
       Change in reinsurance balances payable               801         2,235
       Change in current federal income tax recoverable      19            95
       Change in current federal income tax payable           -            37
       Change in accrued ceding commission refund        (3,090)          623
       Change in litigation costs                             -        (1,386)
       Change in all other liabilities                      429          (143)
       Change in all other assets                           167          (296)
                                                        -------       -------
           Net cash (used in) provided by
             operating activites                           (704)        1,868

 Cash flows from investing activities:
    Purchases of property and equipment                     (46)          (65)
    Premium finance notes originated                    (13,090)      (14,167)
    Premium finance notes repaid                         12,166        11,134
    Change in restricted cash                               297         1,457
    Purchases of debt securities                         (3,000)            -
    Maturities and redemptions of investment securities      77         2,083
    Purchase of short-term investments                   (7,996)       (4,383)
    Maturities of short-term investments                 14,242         2,000
                                                        -------       -------
       Net cash provided by (used in)
         investing activities                             2,650        (1,941)

 Cash flows from financing activities:
     Net advances from lender                                10        (1,161)
     Repayment of short-term borrowings                       -          (182)
                                                        -------       -------
         Net cash provided by (used in)
           financing activities                              10        (1,343)
                                                        -------       -------
 Increase (decrease) in cash and cash equivalents         1,956        (1,416)
 Cash and cash equivalents at beginning of period         5,533         6,831
                                                        -------       -------
 Cash and cash equivalents at end of period            $  7,489      $  5,415
                                                        =======       =======

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES


 Item 1.  Notes to Consolidated Financial Statements (Unaudited).


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2002 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

     Certain  information  and disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2001 for a description of accounting policies and certain other disclosures. Certain items in the 2001 interim financial statements have been reclassified to conform to the 2002 presentation.

     The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.


 Note 2 - Reinsurance

     The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 2000 between the Company and Dorinco Reinsurance Company ("Dorinco"). Under the agreement, the Company currently retains 35% and cedes 65% of the risk to Dorinco. Prior to January 1, 2002, the Company retained 30% and ceded 70% of the risk to Dorinco.


 Note 3 - Intangible Assets

     When Hallmark, AHGA, HFC and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill and was amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license and non-compete arrangements, all of which were fully amortized at March 31, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company adopted the provisions of SFAS 142 during the first quarter of 2002. The Company is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In accordance with SFAS 142, the Company has ceased recording amortization expense of its goodwill.

     A reconciliation of net income and earnings per share as reported to illustrate the impact of goodwill amortization for the three months ended March 31, 2002 and 2001 is as follows:

                                                Three Months Ended March 31
   (In thousands except for earnings                  2002        2001
   per share amounts)                                ------      ------

   Reported net income (loss)                       $   195     $   (99)
   Add back:  Goodwill amortization                       -          39
                                                     ------      ------
   Adjusted net income (loss)                       $   195     $   (60)
                                                     ======      ======
   Basic and diluted earnings per share:
   Reported net income (loss)                       $  0.02     $ (0.01)
   Goodwill amortization                                  -           -
                                                     ------      ------
   Adjusted net income (loss)                       $  0.02     $ (0.01)


     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete the first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the company's fiscal year. Any intangible assets of the Company deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests is expected to be reflected as the cumulative effect of a change in accounting principle in the Company's second quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position. However, an impairment loss may be recognized.


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

     Hallmark provides non-standard automobile liability and physical damage insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under a supplementary quota-share reinsurance agreement, Hallmark, upon mutual agreement with its current reinsurer, may elect on a quarterly basis to retain 30% to 45% of the risk while ceding the remaining percentage to its reinsurer. The Company's principal reinsurer, Dorinco Reinsurance Company ("Dorinco"), currently assumes 65% of Hallmark's risk. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through the Hallmark Agencies, and independent agents. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agents ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance charges and service fees. Other sources of funds are from financing and investment activities.

     On a consolidated basis, the Company's total cash, cash equivalents and investments (excluding restricted cash) at March 31, 2002 and December 31, 2001 were $20.4 million and $21.8 million, respectively. The Company's liquidity decreased 6% during the first quarter of 2002 as compared to December 31, 2001 principally as a result of an annual ceding commission adjustment with its reinsurer in the amount of $3.4 million during the first quarter of 2002, which was not significant in 2001.

     Net cash used by the Company's consolidated operating activities was $0.7 million for the first quarter of 2002 compared to net cash provided by operating activities of approximately $1.9 million for the first quarter of 2001. The approximate $3.4 million ceding commission adjustment paid to reinsurers during the first quarter of 2002 was partially offset by an increase in monthly policy production, and to a lesser extent, by the increase in the Company's retention of State & County business to 35% (from 30%) effective January 1, 2002 under the Company's quota share retrocession agreement with Dorinco.

     Cash provided by investing activities during the first quarter of 2002 increased approximately $4.6 million as compared to the first quarter of 2001. This increase in cash provided by investing activities was primarily the result of increased maturities of short-term investments during the first quarter of 2002 as compared to the first quarter of 2001. This increase was partially offset by reinvestment of the matured funds into both long and short-term investments during the first quarter of 2002.

     Cash provided by financing activities increased by approximately $1.4 million in the first quarter of 2002 as compared to the same period of 2001 primarily due to a decrease in net advances from the Company's premium finance lender. The decrease in net advances was attributable to decreased production of annual policies during the first quarter of 2002 as compared to the same period of 2001.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $20.4 million at March 31, 2002, and $21.8 million at December 31, 2001, $2.1 million and $1.9 million, respectively, represented non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000, Hallmark has elected not to pay all of the commissions allowed to AHGA. Additionally, during the first three months of 2002, Hallmark paid only nominal management fees to HFS. These steps were taken to preserve Hallmark's surplus. Management anticipates that Hallmark may pay management fees periodically during the remainder of 2002. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

     Ceding commission income represents a significant source of funds to the Company. Ceding commission income for the first quarter of 2002 decreased $0.8 million (representing a 27% decrease) as compared to the comparable period of 2001. This decrease was the result of the combined effect of (1) less favorable reinsurance terms during the first quarter of 2002 compared to 2001, (2) a decrease in overall core State & County premium volume, and (3) an increase in Hallmark's retention rate to 35% from 30%. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred policy acquisition costs (net of deferred ceding commission) increased to approximately $1.2 million at March 31, 2002 from $0.8 million at December 31, 2001. The increase in net deferred acquisition costs was principally due to the combined effect of (1) decreased ceding commission due to less favorable reinsurance terms, (2) decreased annual policy production, and (3) increased retention to 35%. These factors were partially offset by a decrease in underwriting expenses.

     At March 31, 2002, Hallmark reported statutory capital and surplus of $6.1 million, which reflects an increase of $0.1 million since December 31, 2001. Hallmark's premium-to-surplus ratio for the twelve months ended March 31, 2002 was 2.61 to 1 as compared to 2.62 for the twelve months ended December 31, 2001. Effective January 1, 2001, TDI adopted the Codification of Statutory Accounting Principles (the "Codification"), which replaced the National Association of Insurance Commissioners primary guidance on statutory accounting. As a result of the implementation of the Codification, Hallmark recognized a deferred tax asset. The deferred tax adjustment required by the Codification is recognized by TDI as an increase to surplus; however, certain rating agencies, such as A.M. Best, do not recognize the adjustment as an increase to surplus. Hallmark's premium-to-surplus ratio, without the Codification, for the twelve months ended March 31, 2002 was 2.86 to 1 as compared to 2.83 to 1 for the year ended December 31, 2001.

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

     Management is continuing to investigate opportunities to enhance and expand the Company's operations. While additional capital or strategic alliances may be required to fund future expansion, operational enhancements through increased information technology capabilities are in progress. During the summer of 2001, the Company rolled out its web-based information system (named e-Integrity and referred to as the "Integrity System") which is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. The second phase of the Integrity System is composed of two parts. Part One relates to electronic reporting and communication capabilities, and Part Two encompasses, among other things, payment and new business upload to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of servicing existing policyholders. Part One alleviates certain manual processes and results in daily communication of time-sensitive information to agents, thus decreasing labor, supplies and postage costs and increasing the agent's likelihood of policyholder retention. This phase was completed during the first quarter of 2002. Part Two, which will further reduce processing costs, is targeted to be completed by year-end 2002 with related cost savings to commence in 2003.


 Results of Operations

 Overview

     The Company had profitable results for the first quarter of 2002 principally due to its focus on rate adequacy, underwriting discipline and agent management. For the first quarter ended March 31, 2002, net income was $0.2 million compared to a net loss of $0.1 million for the same quarter in 2001. Gross premiums written for the first quarter of 2002 decreased 11%, while net premiums written for the quarter increased by 4% to $5.4 million compared to $5.2 million in the first quarter of 2001. Net premiums earned of $4.1 million for the quarter decreased 5% in relation to net premiums earned of $4.4 million for the 2001 quarter.

     The Company's net incurred loss  ratios declined to 76.6% for the  first
 quarter of 2002  from 87.0%  for the   first  quarter of  2001. Certain  key
 financial insurance operational ratios follow:


                                                 First        First
                                                quarter      quarter
                                                 2002         2001
                                                 -----        -----
 GAAP Incurred  Loss Ratio  (excluding storm
   and loss corridor)                            64.8%        87.0%
 GAAP Loss Corridor Incurred Loss Ratio  (1)     10.4%          -
 GAAP Storm Incurred Loss Ratio  (2)              1.4%          -
                                                 -----        -----
 GAAP Incurred Loss Ratio                        76.6%        87.0%
 GAAP Expense Ratio  (3)                         21.6%        15.1%
                                                 -----        -----
 GAAP Combined Ratio                             98.2%       102.1%
                                                 =====       ======

 (1) Effective April 1, 2001, the Company's reinsurance agreement was amended to include a loss corridor provision. Losses incurred within the loss corridor range are retained 100% by the Company. The loss corridor for the three months ended March 31, 2002 was $0.4 million.

 (2) Net storm losses retained by the Company were approximately $0.06 million for the three months ended March 31, 2002.

 (3) The GAAP expense ratio represents underwriting expenses and other income less certain expenses as a percentage of net premiums written. The principal reason for the increased GAAP expense ratio is the decrease in ceding commission income. As a percentage of net premiums written, ceding commission income declined 17.9%, as discussed in the Financial Condition and Liquidity section.


 Analysis

     Gross premiums written (prior to reinsurance) for the first quarter of 2002 decreased 11%, while net premiums written (after reinsurance) increased 4%, in relation to the same period in 2001. The decrease in gross premiums written was principally due to the Company's strategic focus on underwriting profitability rather than market share. This focus included increased attention to rate adequacy, agent performance and underwriting discipline. The disparity between gross premiums written and net premiums written is primarily due to the increase in the Company's retention of premiums from 30% to 35% effective January 1, 2002.

     Despite the 11% decrease in gross premiums written compared to the same quarter of the prior year, gross premiums earned (prior to reinsurance) for the first quarter of 2002 decreased only slightly as compared to the same period of 2001. This was principally due to the combined effect of a shift in policy mix from annual to monthly policies and the continued earning of annual premiums written at a higher volume level during 2001. For the first quarter of 2002, net premiums earned (after reinsurance) decreased approximately 5% in relation to the same period of 2001. The disproportionate change in premiums earned prior to and after reinsurance is principally due to the reduction in premiums earned from unaffiliated MGA programs, three of which are currently in run-off. The unaffiliated MGA programs have a greater impact on net premiums as the Company assumes this business from Dorinco (i.e. the same amount is reflected in both gross and net premiums).

     Net incurred loss ratio (computed on net premiums earned after reinsurance) for the first quarter of 2002 was 76.6% compared to 87.0% for the same period of 2001. During the second quarter of 2001, the Company's reinsurance agreement was amended to include a loss corridor provision which increases net losses incurred by the Company between certain loss ratio levels. If the loss corridor provision had not been in place during the first quarter of 2002, the net incurred loss ratio would have been 66.2%. Additionally, severe storms occurring in March 2002 impacted the 2002 loss ratio. Excluding the impact of storms and the loss corridor, the loss ratio for 2002 would have been 64.8%. The significant improvement in the loss ratio from 2001 to 2002 is principally the result of the Company's increasing focus on underwriting profitability during 2001 which is now reflected in first quarter 2002 results. Specific strategies implemented in late 2000 and 2001 to improve the Company's loss ratio included multiple rate increases, more restrictive underwriting guidelines, reductions in agency force and emphasis on faster payment of claims.

     Investment income decreased 59% during the first quarter of 2002 compared to the same period of 2001. The decrease is attributable to the combined effect of decreased yields currently available in the marketplace and maturities/calls of higher yield investments.

     Finance charges, which decreased approximately $0.2 million during the first quarter of 2002 compared to the same period of 2001, represent interest earned on premium notes issued by HFC. This decrease is directly correlated to the decrease in the annual policy premium volume.

     Processing and service fees represent fees earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first quarter of 2002 decreased approximately $0.3 million (66%) as a result of cancellation of service contracts with three unaffiliated MGAs (which are currently in run-off).

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The $0.5 million decrease in acquisition costs, net is primarily due to the combined effect of a decrease in ceding commission income due to changes in the Company's reinsurance terms and an increase in the deferral rate as a result of the Company increasing its retention of State & County business under its quota share retrocession agreement.

     Other acquisition and underwriting expenses increased 53% during the first quarter of 2002 as compared to the same period of 2001. The increase in expenses is primarily attributable to decreased ceding commission income as a result of decreased core State & County premium volume and a 5% increase in the Company's retention of its core business. This was partially offset by a decrease in variable expenses, such as commissions, front fees and premium taxes. Additionally, certain other underwriting expenses which fluctuate with premium volume decreased due to information technology enhancements.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses decreased 46% for the first quarter of 2002 as compared to the same period of 2001. The majority of this decrease in operating expenses is attributable to decreased operating costs related to third party processing and claims handling.

     Interest expense decreased approximately $0.1 million during 2002 as compared to 2001. This decrease is principally the result of a decrease in the effective interest rate related to the premium finance line of credit and to lower premium note volume as a result of lower annual premium volume.


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

               None


   Item 5.     Other Information.

               None.


   Item 6.     Exhibits and Reports on Form 8-K.


          (a)  No exhibits are filed herewith

          (b)  The Company  did not file  any Form  8-K Current Reports

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: May 14, 2002               /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper, President
                                  (Chief Executive Officer)


 Date: May 14, 2002               /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma,
                                  Chief Financial Officer