Form 10QSB
period 2002-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2002-08-15
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002

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

                            Yes   X       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of August 14, 2002.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                        Page Number
                                                        -----------


 Consolidated Balance Sheets at June 30, 2002                3
 (unaudited) and December 31, 2001

 Consolidated Statements of Operations (unaudited)           4
 for the three and six months ended June 30, 2002

 Consolidated Statements of Cash Flows (unaudited)           5
 for the six months ended June 30, 2002 and June

 Notes to Consolidated Financial Statements                  6
 (unaudited)

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                 --------
                                                     June 30      December 31
                     ASSETS                            2002          2001
                                                    -----------   -----------
                                                    (Unaudited)
 Investments:
    Debt securities, held-to-maturity,
      at amortized cost                            $      3,876  $        876
    Equity securities, available-for-sale,
      at market value                                       144           144
    Short-term investments, at cost which
      approximates market value                          10,460        15,203
                                                    -----------   -----------
             Total investments                           14,480        16,223

 Cash and cash equivalents                                5,901         5,533
 Restricted cash                                          1,584         1,990
 Prepaid reinsurance premiums                            10,238        11,611
 Premiums receivable from lender for
   financed premiums (net of allowance
   for doubtful accounts of $167 in
   2002 and $208 in 2001)                                13,120        13,740
 Premiums receivable                                        880           414
 Reinsurance recoverable                                 13,778        16,871
 Deferred policy acquisition costs                        1,211           761
 Excess of cost over net assets acquired                  4,431         4,431
 Current federal income tax recoverable                     678           696
 Deferred federal income taxes                              268           425
 Accrued investment income                                   25             6
 Other assets                                               447           904
                                                    -----------   -----------
                                                   $     67,041  $     73,605
                                                    ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $     13,271  $     13,933
    Unpaid losses and loss adjustment expenses           17,804        20,089
    Unearned premiums                                    16,625        16,793
     Reinsurance balances payable                         3,641         4,426
     Drafts outstanding                                     673           890
     Accrued ceding commission refund                     1,722         4,598
     Accounts payable and other accrued expenses          2,599         2,508
                                                    -----------   -----------
          Total liabilities                              56,335        63,237
                                                    -----------   -----------

 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 11,855,610
       shares in 2002 and 2001                              356           356
     Capital in excess of par value                      10,875        10,875
     Retained earnings                                      518           180
     Treasury stock, 806,477 shares in 2002
       and 2001, at cost                                 (1,043)       (1,043)
                                                    -----------   -----------
          Total stockholders' equity                     10,706        10,368
                                                    -----------   -----------
                                                   $     67,041  $     73,605
                                                    ===========   ===========

              The accompanying notes are an integral part
                of the consolidated financial statements


            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                                ---------------------       ----------------------
                                                  2002         2001           2002          2001
                                                --------     --------       --------      --------
 Gross premiums written                        $  11,468    $  14,087      $  25,420     $  29,834
 Ceded premiums written                           (6,583)      (9,704)       (15,129)      (20,263)
                                                --------     --------       --------      --------
       Net premiums written                    $   4,885    $   4,383      $  10,291     $   9,571
                                                ========     ========       ========      ========

 Revenues:
    Gross premiums earned                         13,176       13,062         25,488        25,493
    Ceded premiums earned                         (8,239)      (8,731)       (16,403)      (16,787)
                                                --------     --------       --------      --------
       Net premiums earned                         4,937        4,331          9,085         8,706

    Investment income, net of expenses               146          232            272           543
    Finance charges                                  635          862          1,290         1,694
    Processing and service fees                       72          306            215           729
    Other income                                      90           60            166           106
                                                --------     --------       --------      --------
        Total revenues                             5,880        5,791         11,028        11,778
                                                --------     --------       --------      --------
 Benefits, losses and expenses:
    Losses and loss adjustment expenses            9,305       13,278         17,268        24,169
    Reinsurance recoveries                        (5,491)      (8,447)       (10,275)      (15,531)
                                                --------     --------       --------      --------
       Net losses and loss adjustment expenses     3,814        4,831          6,993         8,638

 Acquisition costs, net                              (31)        (147)          (450)          (90)
 Other acquisition and underwriting expenses
   (net of ceding commission of $4,107 in 2002
   and $5,566 in 2001)                             1,091          984          2,376         1,822
 Operating expenses                                  572          901          1,171         2,010
 Interest expense                                    221          256            426           550
 Amortization of intangible assets                     -           39              -            79
                                                --------     --------       --------      --------
         Total benefits, losses and expenses       5,667        6,864         10,516        13,009
                                                --------     --------       --------      --------
 Income (loss) from operations before federal
   income taxes                                      213       (1,073)           512        (1,231)

 Federal income tax expense (benefit)                 70         (363)           174          (422)
                                                --------     --------       --------      --------
 Net income (loss)                             $     143    $    (710)     $     338     $    (809)
                                                ========     ========       ========      ========

 Basic and diluted earnings (loss) per share   $    0.01    $   (0.06)     $    0.03     $   (0.07)
                                                ========     ========       ========      ========

 Common stock shares outstanding              11,049,133   11,049,133     11,049,133    11,049,133
                                              ==========   ==========     ==========    ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements


            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                         Six Months Ended
                                                             June 30
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------
 Cash flows from operating activities:
    Net income (loss)                              $        338   $      (809)

    Adjustments to reconcile net income (loss) to
    cash (used in) provided by operating activities:
       Depreciation and amortization expense                 83           143
       Change in deferred Federal income taxes              157          (104)
       Change in prepaid reinsurance premiums             1,373        (3,476)
       Change in premiums receivable                       (466)          681
       Change in deferred policy acquisition costs         (450)          (90)
       Change in unpaid losses and loss
         adjustment expenses                             (2,285)          839
       Change in unearned premiums                         (168)        4,341
       Change in reinsurance recoverable                  3,093        (1,521)
       Change in reinsurance balances payable              (785)        2,323
       Change in current federal income
         tax payable/recoverable                             18          (227)
       Change in litigation cost                              -        (1,386)
       Change in accrued ceding commission refund        (2,876)        1,492
       Change in all other liabilities                     (126)           44
       Change in all other assets                           450           (63)
                                                    -----------   -----------
           Net cash (used in) provided
             by operating activities                     (1,644)        2,187
                                                    -----------   -----------
 Cash flows from investing  activities:
    Purchases of property and equipment                     (95)         (134)
    Premium finance notes originated                    (22,502)      (29,408)
    Premium finance notes repaid                         23,122        25,156
    Change in restricted cash                               406         1,662
    Purchases of debt securities                         (5,105)            -
    Maturities and redemptions
      of investment securities                            2,105         4,914
    Purchase of short-term investments                  (16,497)      (10,440)
    Maturities of short-term investments                 21,240         4,500
                                                    -----------   -----------
       Net cash provided by (used in)
         investing activities                             2,674        (3,750)
                                                    -----------   -----------
 Cash flows from financing activities:
     Repayment of borrowings                                  -          (364)
     Net advances from lender                              (662)          761
                                                    -----------   -----------
         Net cash (used in) provided
           by financing activities                         (662)          397
                                                    -----------   -----------
 Increase (decrease) in cash and cash equivalents           368        (1,166)
 Cash and cash equivalents at beginning of period         5,533         6,831
                                                    -----------   -----------
 Cash and cash equivalents at end of period        $      5,901  $      5,665
                                                    ===========   ===========

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2002 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.


 Note 2 - Reinsurance

     The Company is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, the Company entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by the Company and underwritten by State & County. The arrangement is supplemented by a separate retrocession agreement effective July 1, 2000 between the Company and Dorinco Reinsurance Company ("Dorinco"). Under the agreement, the Company, upon mutual agreement with Dorinco, may elect on a quarterly basis to retain 30% to 45% of the risk. The Company currently retains 40% of the risk and cedes 60% to Dorinco. For the period of January 1, 2002 through March 31, 2002, the Company retained 35% of the risk and ceded 65% to Dorinco. Prior to January 1, 2002, the Company retained 30% of the risk and ceded 70% to Dorinco.


 Note 3 - Intangible Assets

     When the Company's primary operating subsidiaries were purchased, the excess cost over the fair value of the net assets acquired was recorded as goodwill and was amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license and non-compete arrangements, all of which were fully amortized at June 30, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company adopted the provisions of SFAS 142 during the first quarter of 2002 and immediately ceased recording amortization expense of its goodwill. A reconciliation of net income and earnings per share as reported to illustrate the impact of goodwill amortization for the six months ended June 30, 2002 and 2001 is as follows:

                                           Three Months         Six Months
                                           Ended June 30       Ended June 30
    (In thousands except for earnings      2002     2001       2002     2001
    per share amounts)                     -----   -----       -----   -----

    Reported net income (loss)            $  143  $ (710)     $  338  $ (809)
    Add back:  Goodwill amortization           -      39           -      79
                                           -----   -----       -----   -----
    Adjusted net income (loss)            $  143  $ (671)     $  338  $ (730)
                                           =====   =====       =====   =====

    Basic and diluted earnings per share:
    Reported net income (loss)            $ 0.01  $(0.06)     $ 0.03  $(0.07)
    Add back:  Goodwill amortization           -       -           -       -
                                           -----   -----       -----   -----
    Adjusted net income (loss)            $ 0.01  $(0.06)     $ 0.03  $(0.07)
                                           =====   =====       =====   =====


     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to determine reporting units and compare the fair value of each reporting unit as of the beginning of the fiscal year with its carrying amount (including goodwill) to identify any potential impairment. The Company has completed this first step and determined that an impairment of goodwill exists.

      The second step of the goodwill impairment test under SFAS 142 is to quantify the amount of any impairment loss as of the beginning of the fiscal year. This process must be completed not later than the end of the fiscal year. In accordance with SFAS 142, the Company presently expects to record a significant charge to earnings resulting from the completion of this transitional impairment test. Although the amount of such charge cannot presently be reasonably estimated, the Company anticipates that the implementation of this mandatory change in accounting principles will have a material adverse impact on net income in the quarter recognized and for 2002 as a whole.

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

     Hallmark provides non-standard automobile liability and physical damage insurance through a reinsurance arrangement with an unaffiliated company, State and County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance primarily for high-risk drivers who do not qualify for standard-rate insurance. Under a supplementary quota-share reinsurance agreement with Dorinco Reinsurance Company ("Dorinco"), Hallmark, upon mutual agreement with its reinsurer, may elect on a quarterly basis to retain 30% to 45% of the risk while ceding the remaining percentage to its reinsurer. HFC finances annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through the Hallmark Agencies and independent agents. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting and cash management for unaffiliated managing general agents ("MGAs"). HCS provides fee-based claims adjustment, salvage, subrogation recovery and litigation services to Hallmark and unaffiliated MGAs.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions and premium finance charges. Other sources of funds are from financing and investment activities, as well as service fees.

     On a consolidated basis, the Company's total cash, cash equivalents and investments (excluding restricted cash) at June 30, 2002 and December 31, 2001 were $20.4 million and $21.8 million, respectively. The Company's liquidity decreased 6% during the first six months of 2002 as compared to December 31, 2001 principally as a result of an annual ceding commission adjustment with its reinsurer in the amount of $3.4 million during the first quarter of 2002.

     Net cash used by the Company's consolidated operating activities was $1.6 million for the first six months of 2002 compared to net cash provided by operating activities of approximately $2.2 million for the first six months of 2001. The approximate $3.4 million ceding commission adjustment paid to reinsurers during the first quarter of 2002 was partially offset by an increase in monthly policy production, and by the increase in the Company's retention of State & County business to 40% (from 35% at January 1, 2002 and 30% prior to 2002) effective April 1, 2002 under the Company's quota share retrocession agreement with Dorinco.

     Cash provided by investing activities during the first six months of 2002 increased by $6.4 million as compared to the same period of 2001. This increase in cash provided by investing activities was primarily the combined result of increased maturities of short-term investments and an increase in repayments of premium finance notes when netted against originations of premium finance notes during the first six months of 2002 as compared to the first six months of 2001. This increase was partially offset by reinvestment in both long and short-term investments during the first six months of 2002.

     Cash used by financing activities increased approximately $1.1 million during the first six months of 2002 as compared to the first six months of 2001 primarily due to a decrease in net advances from the Company's premium finance lender. The decrease in net advances was attributable to decreased production of annual policies during the first six months of 2002 as compared to the same period of 2001.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $20.4 million at June 30, 2002, and $21.8 million at December 31, 2001, $1.6 million and $1.9 million, respectively, represented non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000, Hallmark has elected not to pay all of the commissions allowed to AHGA. These steps were taken to preserve Hallmark's surplus. During the first six months of 2002, Hallmark accrued $93,000 of management fees to HFS. Management anticipates that Hallmark may pay management fees periodically during the remainder of 2002. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

     Ceding commission income represents a significant source of funds to the Company. Ceding commission income for the first six months of 2002 decreased $1.5 million (representing a 26% decrease) as compared to the similar period of 2001. This decrease was the result of the combined effect of (1) less favorable reinsurance terms during the first quarter of 2002 compared to 2001, (2) a decrease in core State & County premium volume, and
 (3) an increase in Hallmark's risk retention to 40% effective April 1, 2002 and to 35% effective January 1, 2002 from 30% prior to January 1, 2002. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred policy acquisition costs (net of deferred ceding commission) increased to $1.2 million at June 30, 2002 from $0.8 million at December 31, 2001. The increase in net deferred acquisition costs was principally due to the decrease in ceding commission partially offset by a decrease in underwriting expenses.

     At June 30, 2002, Hallmark reported statutory capital and surplus of approximately $6.3 million, which reflects an increase of approximately $0.3 million since December 31, 2001. Hallmark's premium to surplus ratio for the twelve months ended June 30, 2002 was 2.64 to 1 as compared to 2.62 for the twelve months ended December 31, 2001. Effective January 1, 2001, TDI adopted the Codification of Statutory Accounting Principles (the "Codification"), which replaced the National Association of Insurance Commissioners primary guidance on statutory accounting. As a result of the implementation of the Codification, Hallmark recognized a deferred tax asset. The deferred tax adjustment required by Codification is recognized by TDI as an increase to surplus; however, certain rating agencies, such as A.M. Best, do not recognize the adjustment as an increase to surplus. Hallmark's premium-to-surplus ratio, without the Codification, for the twelve months ended June 30, 2002 was 2.89 to 1 as compared to 2.83 to 1 for the year ended December 31, 2001.

     The Company provides on-going program administration and claims handling for unaffiliated MGAs. The Company currently provides these services for one unaffiliated MGA which continues to produce new business. Hallmark assumes a pro-rata share of the business produced under this unaffiliated MGA program, and Dorinco assumes the remainder. Three other unaffiliated MGAs for whom the Company provided similar services have discontinued writing new business due to the inability to obtain reinsurance and are in run-off.

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

 Results of Operations

 Overview

     The Company had profitable results for the first six months of 2002 principally due to its focus on rate adequacy, underwriting discipline and agent management. For the first six months ended June 30, 2002, net income was $0.3 million compared to a net loss of $0.8 million for the same period of 2001. Gross premiums written for the first six months of 2002 decreased approximately 15% as compared to 2001, while net premiums written for the first six months of 2002 increased by approximately 8% to $10.3 million for 2002 compared to $9.6 million in the first six months of 2001. Net premiums earned of $9.1 million for the first six months of 2002 increased 4% in relation to net premiums earned of $8.7 million for the comparable period of 2001.

     The Company's net incurred loss ratios declined to 77% for the first six months of 2002 from 99.2% for the first six months of 2001. Certain key financial operational ratios follow:


                                                First six     First six
                                                Months of     Months of
                                                   2002          2001
                                                   ----          ----
 GAAP Incurred Loss Ratio (excluding storm         66.2%         90.5%
   and loss corridor)
 GAAP Loss Corridor Incurred Loss Ratio  (1)        8.8%          4.9%
 GAAP Storm\Flood Incurred Loss Ratio  (2)          2.0%          3.8%
                                                   ----          ----
 GAAP Incurred Loss Ratio                          77.0%         99.2%
 GAAP Expense Ratio  (3)                           20.9%         17.7%
                                                   ----         -----
      GAAP Combined Ratio                          97.9%        116.9%
                                                   ====         =====

 (1) Effective April 1, 2001, the Company's reinsurance agreement was amended to include a loss corridor provision. Losses incurred within the loss corridor range are retained 100% by the Company. The loss corridors for the six months ended June 30, 2002 and 2001 were $0.8 million and $0.4 million, respectively.

 (2)  Net storm losses retained by the Company were approximately
      $0.2 million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively.

 (3) The GAAP expense ratio represents underwriting expenses and other income less certain expenses as a percentage of net premiums written. The principal reason for the increased GAAP expense ratio is the decrease in ceding commission income. As a percentage of net premiums written, ceding commission income declined 18.3%, as discussed in the Financial Condition and Liquidity section.

 Analysis

     Gross premiums written (prior to reinsurance) for the three and six months ended June 30, 2002 decreased 19% and 15%, respectively, in relation to gross premiums written during the same periods in 2001. The decrease in gross premiums written was principally due to the Company's strategic focus on underwriting profitability rather than market share. This focus included increased attention to rate adequacy, agent performance and underwriting discipline. Net premiums written (after reinsurance) for the three and six months ended June 30, 2002 increased 11% and 8%, respectively, over the same periods in 2001. The disparity between gross premiums written and net premiums written is primarily due to the increase in the Company's retention of premiums from 30% to 35% effective January 1, 2002 and further to 40% effective April 1, 2002.

     Despite the decrease in gross premiums written compared to the same period of the prior year, gross premiums earned (prior to reinsurance) for the three and six months ended June 30, 2002 remained relatively the same as compared to the same periods of 2001. This was principally due to the combined effect of a shift in policy mix from annual to monthly policies and the continued earnings of annual premiums written at a higher volume level during 2001. For the three and six months ended June 30, 2002, net premiums earned (after reinsurance) increased 14% and 4%, respectively, as compared to the same periods of 2001. The disproportionate change in premiums earned prior to and after reinsurance is due to the impact of the increased retention of core State & County premium volume which has reduced ceded premiums and ultimately increased net premiums written.

     Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and six months ended June 30, 2002 were 77.3% and 77.0%, respectively, compared to 111.6% and 99.2% for the same periods of 2001. During the second quarter of 2001, the Company's reinsurance agreement was amended to include a loss corridor provision which increases net losses incurred by the Company between certain loss ratio levels. If the loss corridor had not been in place during the first six months of 2002 and the second quarter of 2001, the net incurred loss ratios would have been 68.2% and 94.3%, respectively. Additionally, severe storms occurring in the spring of 2002 and the Houston flood of May 2001 impacted the 2002 and 2001 loss ratios. Excluding the impact of storms and the loss corridor, the loss ratios for 2002 and 2001 would have been 66.2% and 90.5%, respectively. The significant improvement in the loss ratio in 2002 compared to 2001 is principally the result of the Company's increasing focus on underwriting profitability during 2001 which is now reflected in 2002 results. Specific strategies implemented in late 2000 and 2001 to improve the Company's loss ratio included multiple rate increases, more restrictive underwriting guidelines, reductions in agency force and emphasis on fast payment of claims.

     Investment income decreased approximately 50% during the first six months of 2002 compared to the same period of 2001. The decrease is attributable to the combined effect of decreased yield currently available in the marketplace and maturities/calls of higher yield investments.

     Finance charges, which decreased $0.4 million during the first six months of 2002 as compared to the same period of 2001, represent interest earned on premium notes issued by HFC. This decrease is directly correlated to the decrease in annual policy premium volume.

     Processing and service fees represent fees earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the first six months of 2002 decreased $0.5 million (71%) compared to the same period of 2001, as a result of cancellation of the service contracts with three unaffiliated MGAs (which are currently in run-off).

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The $0.4 million decrease in acquisition costs, net is primarily due to the combined effect of a decrease in ceding commission income due to changes in the Company's reinsurance terms and an increase in the deferral rate as a result of the Company increasing its retention of State & County business under its quota share retrocession agreement.

     Other acquisition and underwriting expenses for the three and six months ended June 30, 2002 increased 11% and 30%, respectively, as compared to the same periods of 2001. The increase in expenses is primarily attributable to decreased ceding commission income as a result of increases in the Company's retention of its core business since year end 2001, less favorable reinsurance terms, and decreased core State & County premium volume. This was partially offset by a decrease in variable expenses, such as commissions, front fees and premium taxes. Additionally, certain other underwriting expenses which fluctuate with premium volume decreased due to information technology enhancements.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses decreased 37% and 42%, respectively, during the three and six months ended June 30, 2002 as compared to the same periods of 2001. The majority of this decrease in operating expenses is attributable to decreased operating costs related to third party processing and claims handling.

     Interest expense decreased $0.1 million during the first half of 2002 as compared to 2001. This decrease is principally the result of a decrease in the effective interest rate related to the premium finance line of credit and to lower premium note volume as a result of lower annual premium volume.


 Recent Developments

     The  Company has  recently negotiated  the  renewal of  its  quota-share reinsurance agreement with Dorinco to be effective October 1, 2002. The Company believes the terms of the renewal agreement are modestly more beneficial to the Company than those contained in the current quota-share reinsurance agreement.


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

             None.


 Item 3.     Defaults on Senior Securities.

             None.



 Item 4.     Submission of Matters to a Vote of Security-Holders.


      ( a ) The Company's Annual Meeting of Shareholders was held on May 21, 2002. Of the 11,049,133 shares of common stock of the Company entitled to vote at the meeting, 9,721,506 shares were present in person or by proxy.

      ( b ) The following individuals were elected to serve as directors of the Company and received the number of votes set forth opposite their respective names:

                         Director                          Votes Received

                     Mark E. Schwarz                          9,720,456

                     Linda H. Sleeper                         9,720,306

                     James H. Graves                          9,720,456

                     George R. Manser                         9,720,456

                     Scott T. Berlin                          9,720,456


      ( c )  There was no other business to come before the Annual meeting.



 Item 5.     Other Information.


             None.



 Item 6.     Exhibits and Reports on Form 8-K.

        (a) The exhibit listed in the Exhibit Index appearing on page 16 is filed herewith.


        (b) The Company did not file any Form 8-K Current Reports during the second quarter of 2002.

                                Exhibit Index
                                -------------


  Exhibit                       Description
  Number                        -----------
  ------
    99           Certification Pursuant to 18 U.S.C. 1350 Enacted by
                 Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: August 14, 2002            /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper, President
                                  (Chief Executive Officer)

 Date: August 14, 2002            /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma,
                                  Chief Financial Officer

*******************************************************************************

                                  Exhibit 99


                                CERTIFICATION
                      PURSUANT TO 18 U.S.C. SECTION 1350
           ENACTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


 In connection with the Quarterly Report on Form 10-QSB of Hallmark Financial Services, Inc. (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission as of the date hereof (the "Report"), and pursuant to 18 U.S.C. 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify as follows:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2)  The information contained  in the Report  fairly presents, in  all
           material  respects,  the  financial   condition  and  results   of
           operations of the Company.




 Dated:    August 14, 2002        /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper
                                  Chief Executive Officer




 Dated:    August 14, 2002        /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma
                                  Chief Financial Officer