Form 10QSB
period 2002-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2002-10-31
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002

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

                            Yes   X       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 11,049,133 shares outstanding as of October 31, 2002.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements



                   INDEX TO FINANCIAL STATEMENTS

                                                        Page Number
                                                        -----------


 Consolidated Balance Sheets at September 30, 2002           3
 (unaudited) and December 31, 2001

 Consolidated Statements of Operations                       4
 (unaudited) for the three and nine months

 Consolidated Statements of Cash Flows                       5
 (unaudited) for the nine months ended

 Notes to Consolidated Financial Statements                  6
 (unaudited)

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share amounts)
                                --------
                                                   September 30   December 31
                     ASSETS                            2002          2001
                                                    -----------   -----------
                                                    (Unaudited)
 Investments:
    Debt securities, held-to-maturity,
      at amortized cost                            $      8,280  $        876
    Equity securities, available-for-sale,
      at market value                                        93           144
    Short-term investments, at cost which
      approximates market value                           6,442        15,203
                                                    -----------   -----------
             Total investments                           14,815        16,223

 Cash and cash equivalents                                6,361         5,533
 Restricted cash                                          1,607         1,990
 Prepaid reinsurance premiums                             9,068        11,611
 Premiums receivable from lender for financed
   premiums (net of allowance for doubtful
   Accounts of $172 in 2002 and $208 in 2001)            11,510        13,740
 Premiums receivable                                        891           414
 Reinsurance recoverable                                 13,272        16,871
 Deferred policy acquisition costs                        1,246           761
 Excess of cost over net assets acquired                  4,431         4,431
 Current federal income taxes recoverable                     -           696
 Deferred federal income taxes                              279           425
 Accrued investment income                                   69             6
 Other assets                                               733           904
                                                    -----------   -----------
                                                   $     64,282  $     73,605
                                                    ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Notes payable                                  $     12,317  $     13,933
    Unpaid losses and loss adjustment expenses           17,202        20,089
    Unearned premiums                                    15,367        16,793
    Reinsurance balances payable                          3,217         4,426
    Drafts outstanding                                      610           890
    Accrued ceding commission refund                      2,217         4,598
    Accounts payable and other accrued expenses           2,506         2,508
    Current federal income taxes payable                     67             -
                                                    -----------   -----------
          Total liabilities                              53,503        63,237
                                                    -----------   -----------

 Stockholders' equity
     Common stock, $.03 par value, authorized
       100,000,000 shares Issued 11,855,610
       in 2002 and 2001                                     356           356
     Capital in excess of par value                      10,875        10,875
     Retained earnings                                      591           180
     Treasury stock, 806,477 shares in 2002
       and 2001, at cost                                 (1,043)       (1,043)
                                                    -----------   -----------
          Total stockholders' equity                     10,779        10,368
                                                    -----------   -----------
                                                   $     64,282  $     73,605
                                                    ===========   ===========

              The accompanying notes are an integral part
                of the consolidated financial statements


           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                (In thousands, except earnings per share)

                                                 Three Months Ended           Nine Months Ended
                                                    September 30                 September 30
                                                ---------------------       ----------------------
                                                  2002         2001           2002          2001
                                                --------     --------       --------      --------
 Gross premiums written                        $  12,123    $   9,085      $  37,542     $  38,919
 Ceded premiums written                           (7,001)      (6,146)       (22,131)      (26,409)
                                                --------     --------       --------      --------
      Net premiums written                     $   5,122    $   2,939      $  15,411     $  12,510
                                                ========     ========       ========      ========

 Revenues:
   Gross premiums earned                          13,193       12,087         38,682        37,580
   Ceded premiums earned                          (7,986)      (8,185)       (24,388)      (24,972)
                                                --------     --------       --------      --------
      Net premiums earned                          5,207        3,902         14,294        12,608

   Investment income, net of expenses                146          275            417           817
   Finance charges                                   514          763          1,804         2,457
   Processing and service fees                       121          246            335           975
   Other income                                       92          184            257           291
                                                --------     --------       --------      --------
       Total revenues                              6,080        5,370         17,107        17,148

 Benefits, losses and expenses:
   Losses and loss adjustment expenses             9,316       10,223         26,584        34,392
   Reinsurance recoveries                         (5,634)      (6,486)       (15,908)      (22,017)
                                                --------     --------       --------      --------
       Net losses and loss adjustment expenses     3,682        3,737         10,676        12,375

 Acquisition costs, net                              (36)        (261)          (486)         (351)
 Other acquisition and underwriting expenses
   (net of year-to-date ceding commission of
   $5,795 in 2002 and $7,176 in 2001)              1,626          902          4,001         2,724
 Operating expenses                                  490          822          1,662         2,832
 Interest expense                                    205          266            630           816
 Amortization of intangible assets                     -           39              -           118
                                                --------     --------       --------      --------
        Total benefits, losses and expenses        5,967        5,505         16,483        18,514
                                                --------     --------       --------      --------
 Income (loss) from operations before
   federal income taxes                              113         (135)           624        (1,366)
 Federal income tax expense (benefit)                 38          (31)           213          (453)
                                                --------     --------       --------      --------
 Net income (loss)                             $      75    $    (104)     $     411     $    (913)
                                                ========     ========       ========      ========

 Basic and diluted earnings (loss) per share   $    0.01    $   (0.01)     $    0.04     $   (0.08)
                                                ========     ========       ========      ========

 Common stock shares outstanding              11,049,133   11,049,133     11,049,133    11,049,133
                                              ==========   ==========     ==========    ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements


           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                            (In thousands)

                                                          Nine Months Ended
                                                             September 30
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------
 Cash flows from operating activities:
   Net income (loss)                               $        411  $       (913)

   Adjustments to reconcile net income (loss) to
   cash flows used in operating activities:
      Depreciation and amortization expense                 120           216
      Change in deferred federal income taxes               146            57
      Change in prepaid reinsurance premiums              2,543        (1,438)
      Change in premiums receivable                        (477)          (18)
      Change in deferred policy acquisition costs          (485)         (351)
      Change in unpaid losses and loss
        adjustment expenses                              (2,887)         (481)
      Change in unearned premiums                        (1,426)        1,339
      Change in reinsurance recoverable                   3,599           (99)
      Change in reinsurance balances payable             (1,209)          948
      Change in current federal income
        tax payable/recoverable                             763          (419)
      Change in accrued ceding commission refund         (2,381)        1,793
      Change in litigation cost                               -        (1,386)
      Change in all other liabilities                      (282)           59
      Change in all other assets                            138          (265)
                                                    -----------   -----------
          Net cash used in operating activities          (1,427)         (958)
                                                    -----------   -----------
 Cash flows from investing  activities:
   Purchases of property and equipment                     (150)         (205)
   Premium finance notes originated                     (31,243)      (39,337)
   Premium finance notes repaid                          33,473        38,234
   Change in restricted cash                                383         2,056
   Purchase of debt securities                          (10,638)            -
   Maturities and redemptions
     of investment securities                             3,285         4,962
   Purchase of short-term investments                   (20,961)      (17,972)
   Maturities of short-term investments                  29,722        12,751
                                                    -----------   -----------
      Net cash provided by investing activities           3,871           489
                                                    -----------   -----------

 Cash flows from financing activities:
    Net advances from lender                             (1,616)          455
    Repayment of borrowings                                   -          (546)
                                                    -----------   -----------
        Net cash used in financing activities            (1,616)          (91)
                                                    -----------   -----------

 Increase (decrease) in cash and cash equivalents           828          (560)
 Cash and cash equivalents at beginning of period         5,533         6,831
                                                    -----------   -----------
 Cash and cash equivalents at end of period        $      6,361  $      6,271
                                                    ===========   ===========

             The accompanying notes are an integral part
              of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

 Item 1.  Notes to Consolidated Financial Statements (Unaudited).


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2002 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.


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


 Note 3 - Intangible Assets

     When the Company's primary operating subsidiaries were purchased, the excess cost over the fair value of the net assets acquired was recorded as goodwill and was amortized on a straight-line basis over forty years. Other intangible assets consist of a trade name, a managing general agent's license and non-compete arrangements, all of which were fully amortized at September 30, 2002.

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

     The Company adopted the provisions of SFAS 142 during the first quarter of 2002 and immediately ceased recording amortization expense of its goodwill. A reconciliation of net income and earnings per share as reported to illustrate the impact of goodwill amortization for the nine months ended September 30, 2002 and 2001 is as follows:

                                       Three Months Ended   Nine Months Ended
                                           September 30        September 30
 (In thousands except for earnings         2002    2001        2002    2001
 per share amounts)                        -----   -----       -----   -----

 Reported net income (loss)               $   75  $ (104)     $  411  $ (913)
 Add back:  Goodwill amortization              -      39           -     118
                                           -----   -----       -----   -----
 Adjusted net income (loss)               $   75  $  (65)     $  411  $ (795)
                                           =====   =====       =====   =====

 Basic and diluted earnings per share:
 Reported net income (loss)               $ 0.01  $(0.01)     $ 0.04  $(0.08)
 Add back:  Goodwill amortization              -       -           -    0.01
                                           -----   -----       -----   -----
 Adjusted net income (loss)               $ 0.01  $(0.01)     $ 0.04  $(0.07)
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

 The second step of the goodwill impairment test under SFAS 142 is to quantify the amount of any impairment loss as of the beginning of the fiscal year. This process must be completed not later than the end of the fiscal year. In accordance with SFAS 142, the Company presently expects to record a significant charge to earnings resulting from the completion of this transitional impairment test. Although the amount of such charge cannot presently be reasonably estimated, the Company anticipates that the implementation of this mandatory change in accounting principle will have a material adverse impact on net income when recognized. The cumulative effect of the change in accounting principle will be recognized as of January 1, 2002.


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

 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, and premium finance charges. Other sources of funds are from financing and investment activities, as well as service fees.

     At September 30, 2002 and December 31, 2001, the Company's consolidated liquid assets consisting of cash, cash equivalents and investments (excluding restricted cash) were $21.2 million and $21.8 million, respectively. The Company's liquidity decreased 3% during the first nine months of 2002 as compared to December 31, 2001 principally due to the payment of an annual ceding commission adjustment with its reinsurer in the amount of $3.4 million during the first quarter of 2002.

     Net cash used by operating activities was $1.4 million for the nine months ended September 30, 2002 as compared to approximately $1.0 million for the same period of 2001. The approximate $3.4 million ceding commission adjustment paid to reinsurers during the first quarter of 2002 was partially offset by an increase in the Company's retention of State & County business to 40% (from 35% at January 1, 2002 and 30% prior to 2002) effective April 1, 2002 under the Company's quota share retrocession agreement with Dorinco and by an increase in monthly policy production.

      Cash provided by investing activities during the first nine months of 2002 increased approximately $3.4 million as compared to the first nine months of 2001. This increase in cash provided by investing activities was primarily the combined result of an increase in maturities of short-term investments and an increase in repayments of premium finance notes when netted against originations of premium finance notes during the first nine months of 2002 as compared to the first nine months of 2001. This increase was partially offset by reinvestment in both intermediate and short-term investments during the first nine months of 2002.

     Cash used by financing activities increased by $1.5 million during the first nine months of 2002 as compared to the first nine months of 2001 primarily due to a decrease in net advances from the Company's premium finance lender. The decrease in net advances was attributable to decreased production of annual policies during 2002 as compared to 2001.

     A substantial portion of the Company's liquid assets is held by Hallmark and is not available for general corporate purposes. Of the Company's consolidated liquid assets of $21.2 million at September 30, 2002 and $21.8 million at December 31, 2001, $2.1 million and $1.9 million, respectively, represented non-restricted cash. Since state insurance regulations restrict financial transactions between an insurance company and its affiliates, HFS is limited in its ability to use Hallmark funds for its own working capital purposes. Furthermore, dividends and loans by Hallmark to the Company are restricted and subject to Texas Department of Insurance ("TDI") approval. Although TDI has sanctioned the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000, Hallmark has chosen not to pay all of the commissions allowed to AHGA. These steps were taken to preserve Hallmark's surplus. During the first nine months of 2002, Hallmark paid $243,000 of management fees to HFS. Management anticipates that Hallmark may pay management fees during the fourth quarter of 2002. The Company has never received a dividend from Hallmark, and there is no immediate plan to pay a dividend.

     Ceding commission income represents a significant source of funds to the Company. Ceding commission income for the first nine months of 2002 decreased $1.4 million (representing a 19% decrease) as compared to the similar period of 2002. This decrease was the result of the combined effect of (1) less favorable reinsurance terms during 2002 compared to 2001, (2) a decrease in core State & County premium volume, and (3) an increase in Hallmark's risk retention to 40% effective April 1, 2002 and to 35% effective January 1, 2002 from 30% prior to January 1, 2002. In accordance with GAAP, a portion of ceding commission income and policy acquisition costs is deferred and recognized as income and expense, respectively, as related net premiums are earned. Deferred policy acquisition costs (net of deferred ceding commission) increased to $1.2 million at September 30, 2002 from $0.8 million at December 31, 2001. The increase in net deferred acquisition costs was principally due to the decrease in ceding commission partially offset by a decrease in underwriting expenses.

     At September 30, 2002, Hallmark's statutory capital and surplus was approximately $6.5 million, which reflects an increase of $0.5 million since December 31, 2001. Hallmark's premium to surplus ratio for the twelve months ended September 30, 2002 was 2.9 to 1 as compared to 2.62 for the twelve months ended December 31, 2001. Effective January 1, 2001, TDI adopted the Codification of Statutory Accounting Principles (the "Codification"), which replaced the National Association of Insurance Commissioners primary guidance on statutory accounting. As a result of the implementation of the Codification, Hallmark recognized a deferred tax asset which is recognized by TDI as an increase to surplus.

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

     Management is continuing to investigate opportunities to enhance and expand the Company's operations. While additional capital or strategic alliances may be required to fund future expansion, operational enhancements through increased information technology capabilities are in progress. During the summer of 2001, the Company rolled out its web-based information system (named e-Integrity and referred to as the "Integrity System") which is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. The second phase of the Integrity System is composed of two parts. Part One relates to electronic reporting and communication capabilities, and Part Two encompasses, among other things, payment and new business upload to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of service to existing policyholders. Part One alleviates certain manual processes and results in daily communication of time-sensitive information to agents, thus decreasing labor, supplies and postage costs and increasing the agent's likelihood of policyholder retention. This phase was completed during the first quarter of 2002. Payment upload by the agents, which is included in Part Two, was introduced during August 2002. The remainder of Part Two, which will further reduce processing costs, is targeted to be completed by year-end 2002 with related cost savings to commence in 2003.


 Results of Operations

 Overview

     The Company had profitable results for the first nine months of 2002 principally due to its focus on rate adequacy, underwriting discipline and agent management. For the first nine months ended September 30, 2002, net income was $0.4 million compared to a net loss of $0.9 million for the same period of 2001. Gross premiums written for the first nine months of 2002 decreased approximately 4% as compared to 2001, while net premiums written for the first nine months of 2002 increased by 23% to $15.4 million for 2002 compared to $12.5 million in 2001. Net premiums earned of $14.3 million for the first nine months of 2002 increased 13% in relation to net premiums earned of $12.6 million for the comparable period of 2001.

     The Company's net incurred loss  ratios declined to 74.7% for the  first
 nine months of 2002 from 98.2% for the  first nine months of 2001.   Certain
 key financial operational ratios follow:

                                           Qtr       Qtr       YTD       YTD
                                          ended     ended     ended     ended
                                         9/30/02   9/30/01   9/30/02   9/30/01
                                         ------    ------    ------    ------
 GAAP Incurred Loss Ratio
   (excluding storm and loss corridor)    68.4%     83.7%     67.0%     88.5%
 GAAP Loss Corridor Incurred
   Loss Ratio  (1)                         1.7%     10.2%      6.2%      6.5%
 GAAP Storm\Flood Incurred
   Loss Ratio (2)                          0.6%      1.9%      1.5%      3.2%
                                         ------    ------    ------    ------
 GAAP Incurred Loss Ratio                 70.7%     95.8%     74.7%     98.2%
 GAAP Expense Ratio  (3)                  29.6%     21.2%     23.8%     18.6%
                                         ------    ------    ------    ------
      GAAP Combined Ratio                100.3%    117.0%     98.5%    116.8%
                                         ======    ======    ======    ======

 (1) Effective April 1, 2001, the Company's reinsurance agreement was amended to include a loss corridor provision. Losses incurred within the loss corridor range are retained 100% by the Company. Losses incurred within the loss corridors for the three months ended September 30, 2002 and 2001 were $0.1 million and $0.4 million, respectively. Losses incurred within the loss corridors for the nine months ended September 30, 2002 and 2001 were $0.9 million and $0.8 million, respectively.

 (2) Net storm losses retained by the Company were approximately $0.03 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively. Net storm losses retained by the Company were approximately $0.2 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively.

 (3) The GAAP expense ratio represents underwriting expenses and other income less certain expenses as a percentage of net premiums written. The principal reason for the increased GAAP expense ratio is the decrease in ceding commission income. As a percentage of net premiums written, ceding commission income for the three months ended September 30, 2002 declined 21.8%. As a percentage of net premiums written, ceding commission income for the nine months ended September 30, 2002 declined 19.8%, as discussed in the Financial Condition and Liquidity section.


 Analysis

      Gross premiums written (prior to reinsurance) for the three months ended September 30, 2002 increased 33% as compared to the same period of 2001, while gross premium written for the nine months ended September 30, 2002 decreased approximately 4% over the same period of 2001. The 33% increase in gross premiums written during the third quarter of 2002 compared to the same period in 2001 is principally due to unusually low premium volume in 2001 as a result of (1) a one-third reduction in the agent base during the last 12 months, a significant portion of the business of the terminated agents ran-off early in the third quarter of 2001 (2) successive rate increases in June and July 2001, and (3) temporary disruption of insurance purchasing patterns as a result of the terrorist attacks of September 11, 2001. The overall year to date decrease in gross premiums written from 2001 to 2002 was principally due to the Company's strategic focus on underwriting profitability rather than market share. This focus included increased attention to rate adequacy, agent performance and underwriting discipline. Net premiums written (after reinsurance) for the three and nine months ended September 30, 2002 increased 74% and 23%, respectively, over the same periods in 2001. The disparity between gross premiums written and net premiums written is primarily due to the increase in the Company's retention of premiums from 30% to 35% effective January 1, 2002 and further to 40% effective April 1, 2002.

     Despite the decrease in gross premiums written compared to 2001, gross premiums earned (prior to reinsurance) for the three and nine months ended September 30, 2002 increased 9% and 3%, respectively, as compared to the same periods of 2001. This was principally due to the combined effect of a shift in policy mix from annual to monthly policies and the continued earnings of annual premiums written at a higher volume level during 2001. For the three and nine months ended September 30, 2002, net premiums earned (after reinsurance) increased 33% and 13%, respectively, as compared to the same periods of 2001. The disproportionate change in premiums earned prior to and after reinsurance is due to the impact of the increased retention of core State & County premium volume which has reduced ceded premiums and ultimately increased net premiums written and earned.

      Net incurred loss ratios (computed on net premiums earned after reinsurance) for the three and nine months ended September 30, 2002 were approximately 70.7% and 74.7%, respectively, compared to 95.8% and 98.2% for the same periods of 2001. During the second quarter of 2001, the Company's reinsurance agreement was amended to include a loss corridor provision which increases net losses incurred by the Company between certain loss ratio levels. If the loss corridor had not been in place during the first nine months of 2002 and the second and third quarters of 2001, the year to date net incurred loss ratios would have been 68.5% and 91.7%, respectively. Additionally, severe storms occurring in the spring of 2002 and the Houston flood of May 2001 impacted the 2002 and 2001 loss ratios. Excluding the impact of storms and the loss corridor, the year to date loss ratios for 2002 and 2001 would have been 67.0% and 88.5%, respectively. The significant improvement in the loss ratio in 2002 compared to 2001 is principally the result of the Company's increasing focus on underwriting profitability during 2001 which is now reflected in 2002 results. Specific strategies implemented in late 2000 and 2001 to improve the Company's loss ratio included multiple rate increases, more restrictive underwriting guidelines, reductions in agency force and emphasis on faster payment of claims.

      Investment income decreased 47% and 49% during the first three and nine months of 2002, respectively, compared to the same periods of 2001. The decrease is attributable to the combined effect of the decreased yield currently available in the marketplace and maturities/calls of higher yield investments.

      Finance charges, which decreased approximately $0.2 million (33%) and $0.7 million (27%) during the first three and nine months of 2002, respectively, as compared to the same periods of 2001, represent interest earned on premium notes issued by HFC. This decrease is directly correlated to the decrease in annual policy premium volume.

      Processing and service fees represent fees earned on third party processing and servicing contracts with unaffiliated MGAs. Processing and service fees for the three and nine months ended September 30, 2002 decreased $0.1 million (51%) and $0.6 million (66%), respectively, compared to the same periods of 2001, as a result of cancellation of the service contracts with three unaffiliated MGAs (which are currently in run-off).

     Acquisition costs, net, represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The $0.1 million decrease in acquisition costs, net, is primarily due to the combined effect of a decrease in ceding commission income due to changes in the Company's reinsurance terms and an increase in the deferral rate as a result of the Company increasing its retention of State & County business under its quota share retrocession agreement.

     Other acquisition and underwriting expenses for the three and nine months ended September 30, 2002 increased 80% and 47%, respectively, as compared to the same periods of 2001. The increase in expenses is primarily attributable to decreased ceding commission income as a result of increases in the Company's retention of its core business since year end 2001, less favorable reinsurance terms, and decreased core State & County annual premium volume.

     Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses during the three and nine months ended September 30, 2002, decreased 40% and 41%, respectively, as compared to the same periods of 2001. The majority of this decrease in operating expenses is attributable to decreased operating costs related to third party processing and claims handling, and to a lesser extent, decreased operating costs related to premium finance.

     Interest expense during the three and nine months ended September 30, 2002, decreased approximately $0.1 million and $0.2 million respectively, as compared to 2001. This decrease is principally the result of a decrease in the effective interest rate related to the premium finance line of credit and to lower premium note volume as a result of lower annual premium volume.

 Recent Developments

     The Company's retrocession reinsurance agreement with Dorinco has been modified effective October 1, 2002 with modestly improved terms. The threshold of the loss corridor has been raised to a loss ratio of 65.5% from a loss ratio of 65.01%. In addition, the ceiling of the loss corridor has been lowered to a loss ratio of 75.5%, resulting in a narrowing of the corridor from 15 percentage points to 10 percentage points. The minimum ceding commission has been increased by 0.5%, and the loss ratio threshold for minimum commissions has been raised by 0.5%. Further, Dorinco has waived any deficit loss carryforward. A deficit loss carryforward results when the loss ratio exceeds an established benchmark and the deficit is carried forward into subsequent ceding commission adjustments. As a result of the wavier of the deficit loss carryforward effective October 1, 2002, the Company will be able to recognize additional ceding commission above the minimum commission at established loss ratios below 65.5%. If the deficit loss carryforward had not been waived, any potential additional commission would have been applied to the deficit loss carryforward accumulated through September 30, 2002.


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


 Item 3. Controls and Procedures.

      The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


          (b) The Company did not file any Form 8-K Current Reports during the third quarter of 2002.



                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: October 31, 2002           /s/ Linda H. Sleeper
                                  ---------------------------
                                  Linda H. Sleeper, President
                                  (Chief Executive Officer)


 Date: October 31, 2002           /s/ John J. DePuma
                                  ---------------------------
                                  John J. DePuma,
                                  Chief Financial Officer

                                CERTIFICATIONS

 I, Linda H. Sleeper, Chief Executive Officer of Hallmark Financial Services, Inc. (the "Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  October 31, 2002

                                    /s/ Linda H. Sleeper
                                    -----------------------------------------
                                    Linda H. Sleeper, Chief Executive Officer



 I, John J. DePuma, Chief Financial Officer of Hallmark Financial Services, Inc. (the "Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  October 31, 2002

                                    /s/ John J. DePuma
                                    -----------------------------------------
                                    John J. DePuma, Chief Financial Officer

                                Exhibit Index
                                -------------


    Exhibit                      Description
    -------                      -----------

    10 ( a ) Addendum No. 3 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective June 30, 2001.

    10 ( b ) Amendment of Article VII of the Amended and Restated Bylaws of Hallmark Financial Services, Inc., adopted July 19, 2002.

    10 ( c )     Form  of  Indemnification   Agreement  between  Hallmark
                 Financial Services, Inc. and its officers and directors, adopted July 19, 2002.

    99           Certification  Pursuant to  18  U.S.C.  1350 Enacted  by
                 Section 906 of the Sarbanes-Oxley Act of 2002.