Form 10KSB
period 2002-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2003-03-27
CIK 819913

CONFORMED COPY


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

                Annual Report under Section 13 or  15(d) of the
                      Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2002

                         Commission file number 0-16090

                       HALLMARK FINANCIAL SERVICES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                Nevada                                  87-0447375
    ----------------------------               --------------------------
    (State or Other Jurisdiction               (I.R.S. Employer I.D. No.)
   of Incorporation Organization)

 14651 Dallas Parkway, Suite 900, Dallas, Texas            75254
 ----------------------------------------------          ----------
   (Address of Principal Executive Offices)              (Zip Code)


   Issuer's Telephone Number, Including Area Code:  (972) 404-1637

   Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class         Name of Each Exchange on Which Registered
  ---------------------------     -----------------------------------------
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

 State issuer's revenues for its most recent fiscal year - $25,797,163.

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates - $2,873,098 as of March 14, 2003.

 State the number of  shares outstanding of each  of the issuer's classes  of
 common equity, as of  the latest practicable date.   Common Stock, $.03  par
 value - 11,050,133 shares outstanding as of March 14, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

 Risks Associated with Forward-Looking Statements Included in this Form 10-KSB
 -----------------------------------------------------------------------------

 This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


 Item 1. Description of Business.

 Introduction

   Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing, underwriting and premium financing of non-standard personal automobile insurance in Texas, commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, third party claims administration and other insurance related services.

 Recent Developments

   On January 27, 2003, the Company received final approval from the Arizona Department of Insurance for the acquisition of Phoenix Indemnity Insurance Company ("Phoenix), effective January 1, 2003. (See Note 17 to the consolidated financial statements included in this report). The acquisition of Phoenix expands the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of New Mexico and Arizona.

 Phoenix is an Arizona domiciled property casualty insurance company with licenses in 24 states. Phoenix targets non-urban markets and underwrites policies produced by approximately 250 independent agents that are licensed to conduct business with the company. Customers of Phoenix are drivers who do not qualify for standard auto insurance due to driving record, claims history, residency status or type of vehicle. Policies are offered with six month or monthly terms, principally on a direct bill basis. Policies are written on a direct basis principally at minimum financial responsibility limits and reinsurance is purchased on a treaty basis to protect Phoenix from catastrophic losses.

 Phoenix outsources the majority of its administrative functions and had six full-time employees at the time of its acquisition. The offices of Phoenix are located in Phoenix, Arizona, where it leases approximately 2,730 square feet of space from an unaffiliated third party for rent of approximately $4,350 per month. The lease expires in March 2003.

 Overview

   The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines group are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); a network of insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and an affiliated and third party claims administrator, Hallmark Claims Service, Inc. ("HCS"). Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are a managing general agency, Millers General Agency ("Millers GA"); a financial administrative service company, Financial and Actuarial Resources, Inc. ("FAR"); and a third party claims administrator, Effective Litigation Management, Inc. ("ELM"). Effective February 28, 2003, the Company sold the four existing Hallmark Agencies offices to three unaffiliated third parties.

   Hallmark writes non-standard automobile liability and physical damage coverages. Hallmark provides insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through State & County, Hallmark provides insurance for drivers who do not qualify for standard-rate insurance.

   AHGA holds an appointment from State & County to manage the sale and servicing of State & County policies ("core" program). Hallmark reinsures 100% of the State & County policies produced by AHGA under a related reinsurance agreement. AHGA markets through the Hallmark Agencies and approximately 350 independent agents operating under their own names. Additionally, AHGA provides premium processing, underwriting, reinsurance accounting, and cash management for four unaffiliated managing general agencies ("MGAs") now in run-off.

   HFC offers premium financing for policies sold by the Hallmark Agencies and independent agents managed by AHGA.

   HCS  provides  fee-based  claims   adjustment,  salvage  and   subrogation
 recovery, and litigation services to Hallmark and unaffiliated MGAs.

   Millers GA, through approximately 150 independent agents operating under their own names, markets commercial insurance policies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon and Washington. Millers GA currently produces policies on behalf of Clarendon National Insurance Company ("CNIC") and assumes none of the underwriting risk. Millers GA earns a commission based on a percentage of the earned premium it produces for CNIC.

   FAR provides financial and administrative services to Millers GA and a third party.

   ELM  provides  fee-based  claims   adjustment,  salvage  and   subrogation
 recovery, and litigation services on behalf of CNIC and another third party.


 Personal Lines Group Operations

   Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several transactions, most of the companies now referred to as the Personal Lines Group. HFS manages Hallmark, AHGA, the Hallmark Agencies, HFC and HCS as an integrated Personal Lines Group that shares common management, computer facilities and office space.

   Hallmark offers both liability and physical damage (comprehensive and collision) coverages. Hallmark's bodily injury liability coverage is limited to $20,000 per person and $40,000 per accident, and property damage liability coverage is limited to $15,000 per accident. Physical damage coverage is limited to $40,000 and $30,000 for vehicles insured under annual/six-month and monthly policies, respectively. Hallmark also offers optional bodily injury liability coverage of $25,000 per person and $50,000 per accident and optional physical damage liability coverage of $25,000 per accident on annual and semi-annual policies. Late in 2001, rental and towing coverages were added.

   All purchasers of Hallmark policies are individuals. No single customer or group of related customers has accounted for more than 1% of its net premiums written during any of the last three years.

   The Company writes annual, monthly and six-month policies. The Company's core net premium volume was composed of a policy mix of 50.7% annual, 46.1% monthly and 3.2% six-month policies in 2002, and 64.7% annual, 35.1% monthly and 0.2% six-month policies in 2001. The Company's typical customer is unable or unwilling to pay either a half or full year's premium in advance. Accordingly, the Company offers monthly policies, six-month direct bill policies and annual term policies subject to financing.

   The Company finances annual policy premiums produced by AHGA through a premium finance program offered by HFC. During 2002, 93.9% of Hallmark's annual policyholders financed their premiums through HFC's premium finance program. During 2001 and 2000, 93.9% and 93.4%, respectively, of annual policyholders financed their premiums through HFC.

   HCS provides claims adjustment and related litigation services to both the Company and unaffiliated MGAs. Fees are charged on a per-file basis, as a percentage of earned premiums or, in certain instances, a combination of both methods. When HCS receives notice of a loss, a claim file and an estimated loss reserve are established. HCS's adjusters review, investigate and initiate claim payments. The Company has an in-house litigation department that closely manages its claims-related litigation. Management believes that the Company achieves superior efficiency and cost effectiveness by principally utilizing its trained employee-adjusters and in-house litigation department.

   The following table shows, for each of the years in the three year period ended December 31, 2002 (i) the amount of the Personal Lines Group gross premiums written attributable to various coverages, and (ii) the underwriting results attributable to each coverage as measured by the net statutory loss and loss adjustment expense ("LAE") ratio for the calendar year. The loss and LAE ratio is the ratio of incurred losses and LAE to net premiums earned for a given period.

                              Gross Premiums           Loss & LAE Ratio (Net,
                                  Written                    Statutory)
                        ---------------------------    ---------------------
 (in thousands)          2002      2001      2000      2002    2001    2000
                        -------   -------   -------    ----    ----    ----
 Auto Liability        $ 32,523  $ 31,219  $ 32,641    79.4%   98.1%   83.2%
 Auto Physical Damage    19,119    18,395    17,828    72.5%   99.4%   87.5%
                        -------   -------   -------    ----    ----    ----
   Total               $ 51,643  $ 49,614  $ 50,469    76.8%   98.6%   84.7%
                        =======   =======   =======    ====    ====    ====


 Commercial Lines Group Operations

   The Company's Commercial Lines Group consists of a regional managing general agency, a third party claims administration company, and a financial administrative services company which were acquired as of December 1, 2002. Millers GA markets commercial insurance policies through an independent agency force primarily in the rural areas of Texas, New Mexico, Idaho, Oregon, and Washington. ELM administers the claims on insurance policies produced by Millers GA. These insurance policies consist of small to medium sized commercial risks, which as a group have relatively stable loss ratios. The Commercial Lines Group's underwriting criteria exclude lines of business and classes of risks that are considered to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Selection criteria include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged with a correspondingly lower premium. The lines of business underwritten are primarily commercial auto, commercial multi-peril, business owner's policy, umbrella and other liability. Millers GA currently markets and underwrites these policies on behalf of CNIC and assumes none of the underwriting risk.

   Millers GA earns a commission based on a percentage of the earned premium it produces for CNIC. ELM receives a claim servicing fee based on a percentage of the earned premium it produces for CNIC with a portion deferred for casualty claims. For the one month ended December 31, 2002, the Commercial Lines Group recognized $1,221,096 of commission revenue and $339,702 of claim servicing fee revenue.

 Underwriting and Other Ratios

   An insurance company's underwriting experience is traditionally measured by its statutory "combined ratio". The combined ratio under statutory accounting practices ("SAP") is the sum of (1) the ratio of net losses and LAE incurred to net premiums earned (referred to as the "statutory loss and LAE ratio"), and (2) the ratio of underwriting and operating expenses to net premiums written (referred to as the "statutory expense ratio"). During 2002, 2001 and 2000, Hallmark experienced statutory loss and LAE ratios of 76.8%, 98.6% and 84.7%, respectively. During the same periods, it experienced statutory expense ratios of 19.5%, 16.7% and 16.4%, respectively, and statutory combined ratios of 96.3%, 115.3% and 101.1%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of intercompany transactions required by accounting principles generally accepted in the United States of America ("GAAP").

   The most significant factor impacting the 2002 and 2001 statutory loss and LAE ratios was the inclusion of a loss corridor provision in the Company's reinsurance treaties effective April 1, 2001. The loss corridor provision increased the losses retained by the Company. See further discussion of the loss corridor under Reinsurance Arrangements below. Excluding the loss corridor provision, the statutory loss and LAE ratios for 2002 and 2001 would have been 70.1% and 90.0%, respectively.

   The statutory expense ratio for 2002 increased over the 2001 statutory expense ratio primarily as a result of Hallmark's increase of retained underwriting risk from 30% at December 31, 2001 to 45% at December 31, 2002. This increased risk retention reduced ceding commission income which is an offsetting component of statutory expenses.

   Under Texas Department of Insurance ("TDI") guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of SAP. For 2002, 2001, and 2000, Hallmark's premium-to-surplus ratios were 2.63, 2.62 and 2.98 to 1, respectively. The 2000 premium-to-surplus ratio was unusually high as a result of increased core State & County premium volume and to a lesser extent, the increase in unaffiliated MGA premium volume assumed during 2000.

 Reinsurance Arrangements

   Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

   Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 2002 and 2001 were $51,142,856 and $47,430,645, respectively. Certain funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 2002 and 2001, Hallmark held for the benefit of State & County, cash and cash equivalents of $3,709,650 and $2,630,268, respectively, and investment securities at amortized cost of $11,025,013 and $10,970,699, respectively.

   This arrangement is supplemented by a separate retrocession agreement effective July 1, 2000 between Hallmark and Dorinco Reinsurance Company ("Dorinco"), under which Hallmark currently retains 45% and cedes 55% of the underwriting risk to Dorinco. Prior to July 1, 2000, Hallmark retroceded 75% of the underwriting risk to its reinsurers (GE Reinsurance and Dorinco) under a separate retrocession agreement effective January 1,1999 through June 30, 2000. Under this agreement, Dorinco unconditionally guarantees Hallmark's obligation to State & County.

   Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective after April 1, 2001. As of July 1, 2001, this corridor increased to 65% to 80% on policies effective after that date. Further, Dorinco and the Company executed an agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants (including additional surplus requirements, rate increases and cancellation provisions) and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2002, Dorinco modified the reinsurance agreement with improved terms, including raising the threshold of the loss corridor to 65.5% and lowering the ceiling to 75.5%.

   Under its reinsurance arrangements with Dorinco, the Company earns ceding commissions based on Dorinco's loss ratio experience on the portion of policies ceded to Dorinco. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted annually on a sliding scale based on annual loss ratios. As of December 31, 2002 and 2001, the accrued ceding commission payable to Dorinco was $2,536,102 and $4,598,089, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

   Hallmark assumes business from Dorinco on various unaffiliated MGA programs. Three of the four programs were in run-off as of December 31, 2002. Subsequent to December 31, 2002, the fourth program was in run-off. At December 31, 2002 and 2001, Dorinco held cash of $1,072,425 and $1,990,458, respectively, to secure risks ceded to Hallmark. These amounts are included in restricted cash in the consolidated balance sheets included in this report.

   The following table presents gross and net premiums written and earned for each of the last three years:

     (in thousands)               2002            2001            2000
                                --------        --------        --------
   Gross premiums written      $  51,643       $  49,614       $  50,469
   Ceded premiums written        (29,611)        (33,822)        (31,396)
                                --------        --------        --------
       Net premiums written    $  22,032       $  15,792       $  19,073
                                ========        ========        ========

   Gross premiums earned       $  52,486       $  49,525       $  45,520
   Ceded premiums earned         (32,273)        (33,149)        (28,125)
                                --------        --------        --------
       Net premiums earned     $  20,213       $  16,376       $  17,395
                                ========        ========        ========

 Marketing

   Hallmark's customers for non-standard automobile insurance typically fall into two groups. The first are drivers who do not qualify for standard auto insurance due to driving record, claims history, residency status, type of vehicle or adverse credit history. The second group is drivers who live in areas of Texas in which there is limited availability of standard rate insurance.

   As the managing general agency, AHGA manages the marketing of Hallmark's non-standard automobile insurance program through a retail network of affiliated and 350 independent agencies located throughout the State of Texas. At December 31, 2002, four affiliated offices operating under the American Hallmark Agencies name were located in Amarillo, Corpus Christi, Lubbock and Lancaster. Effective February 28, 2003, the Company sold the four existing Hallmark Agencies offices to three unaffiliated third parties. The Company intends to focus future marketing efforts on its independent agent base.

   The Hallmark Agencies' business was developed primarily through advertising in regional and local publications, telephone solicitation, referrals and existing customers. In addition, field marketing representatives promote the Company's insurance programs to prospective independent agents and service existing independent agents. The independent agents represent other insurers and sell other insurance products in addition to Hallmark policies. The Company's appointed independent agents are located throughout Texas in major cities, as well as suburban and some rural areas.

   Millers GA  markets  commercial insurance  policies  through  a  force  of approximately 150 independent agencies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon, and Washington. Millers GA targets customers that are in low hazard classifications in the standard commercial market (typically referred to as "main street" accounts). The typical customer is a small to medium sized business and will have a policy that covers property, general liability and auto exposures. Millers GA has historically maintained excellent relationships with its producing agents.

 Competition

   The property and casualty insurance market, the Company's primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. The Company competes with large national insurance carriers, smaller regional companies and managing general agencies. The Company's competitors include entities which have, or are affiliated with entities that have, greater financial and other resources than the Company.

   Generally, the Company competes based upon price, coverages offered, claims handling, financial stability, customer service, agent commission, customer recognition and geographic coverage. The Company competes with companies using independent agents, captive agent networks, direct marketing channels, or a combination thereof.

   The current competitive environment in the personal non-standard auto insurance market is driven largely by reinsurance capacity and terms. Beginning in 2000, the capacity and terms offered or available were not sufficient to continue to support programs with inadequate rates and poor performance. The resulting effect has been a contraction of the marketplace allowing remaining competitors to obtain additional rate and/or premium growth. These conditions continued during 2002.

   The current competitive environment in the commercial insurance market is being impacted by a reduction in capacity as companies, following a prolonged cyclical downturn in profitability, have reduced premium writing capacity in areas that have been unprofitable. The Company's primary source of revenue in this line of business has been the rural or non-urban markets which have historically provided favorable underwriting results. As with the personal non-standard auto industry, the commercial insurance marketplace has contracted, allowing remaining competitors to obtain additional rate and/or premium growth. Although these conditions continued during 2002, there is currently more resistance to rate increases.

 Insurance Regulation

   The operations of Hallmark, AHGA and HFC are regulated by TDI. Hallmark is required to file quarterly and annual statements of its financial condition with TDI, prepared in accordance with SAP. Hallmark's financial condition, including the adequacy of its surplus, loss reserves and investments, is subject to review by TDI. Hallmark does not write its insurance directly, but assumes business written directly through a county mutual insurance company. Under Texas insurance regulation, premium rates and underwriting guidelines of county mutuals are not subject to the same degree of regulation imposed on standard insurance companies. AHGA and the producing agents who staff the Hallmark Agencies offices are also subject to TDI's licensing requirements. HFC is subject to licensing, financial reporting and certain financial requirements required by TDI and is also regulated by the Texas Office of Consumer Credit Commissioner.

   TDI has  broad authority  to  enforce  its laws  and  regulations  through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's Certificate of Authority or an agent's license. In extreme cases, including actual or pending insolvency, TDI may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies which write insurance in the State of Texas are subject to assessments for a state administered fund which covers the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years. While no assessments were received during 2002, Hallmark accrued $50,000 in anticipation of possible assessments. On December 31, 2001, the Company was assessed $72,692 for 2001.

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

   On September 20, 2002, TDI issued its formal report on the results of TDI's regular, triennial examination of Hallmark's books and records as of December 31, 2001. The report indicated that no significant items or discrepancies were noted during the examination. On January 29, 2001, TDI issued its formal report on the results of TDI's market conduct examination of AHGA. The report indicated that AHGA was in compliance with TDI regulations governing market conduct in all material respects.

   Effective December 31, 1994, the National Association of Insurance Commissioners ("NAIC") requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. TDI adopted the Model Act during 1998. Hallmark's 2002 and 2001 adjusted capital under the RBC calculation exceeded the minimum TDI requirement by 142.9% and 79.9%, respectively.

   Millers GA is subject to and in compliance with the licensing requirements of the department of insurance in each state in which it produces business. Generally, each state requires one officer of Millers GA to maintain an agent license. Claim adjusters employed by ELM are subject to the licensing requirements of each state in which it conducts business. Each employed claim adjuster either holds or has applied for the required licenses.

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

   The amount of Hallmark's reserves represents management's estimates of the ultimate net cost of all unpaid losses and LAE incurred through December of each year. These estimates are subject to the effect of trends in claim severity and frequency. Management continually reviews the estimates and adjusts them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years. (See Note 1 to the consolidated financial statements included in this report.)

   Changes in loss development patterns and claim payments can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses. The Company seeks to continually improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information within a legal and regulatory environment which affects development of ultimate liabilities. Future changes in estimates of claim costs may adversely affect future period operating results. However, such effects cannot be reasonably estimated currently.

   Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 2002 and 2001 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet at December 31, 2002 and 2001 (in thousands):

                                                          2002       2001
                                                         -------    -------
    Reserve for unpaid losses and LAE, net              $  7,919   $  7,451
       of reinsurance recoverables, January 1

    Provision for losses and LAE for claims               15,125     15,356
       occurring in the current period

    Increase in reserve for unpaid losses and                177        522
       LAE for claims occurring in prior periods

    Payments for losses and LAE, net of reinsurance:

        Current period                                    (9,119)   (10,033)
         Prior periods                                    (5,691)    (5,377)


    Reserve for unpaid losses and LAE, net of           $  8,411   $  7,919
       reinsurance recoverable, December 31

    Reinsurance recoverable on unpaid losses and           9,256     12,170
       LAE at December 31
                                                         -------    -------
    Reserve for unpaid losses and LAE, gross of
       reinsurance at December 31                       $ 17,667   $ 20,089
                                                         =======    =======

                    [This space left blank intentionally.]

    SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statement filed with TDI in accordance with SAP for years 2002 and 2001 are summarized below (in thousands):

                                                           December 31
                                                         2002        2001
                                                        -----        -----
     Reserve for unpaid losses and LAE on a SAP
     basis (net of reinsurance recoverables on
     unpaid losses)                                    $8,296       $7,779

     Estimated future unallocated LAE reserve for
     HCS                                                  115          140
                                                        -----        -----
     Reserve for unpaid losses and LAE on a GAAP
     basis (net of reinsurance recoverables on
     unpaid losses)                                    $8,411       $7,919
                                                        =====        =====


 Analysis of Loss and LAE Reserve Development

   The following table shows the development of Hallmark's loss reserves, net of reinsurance, for 1992 through 2002. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

              [This space left blank intentionally.]

                            ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                   (Thousands of dollars)

 ----------------------    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
 Year Ended December 31    '92      '93      '94      '95      '96      '97      '98      '99      '00      '01      '02
 A. Reserve for            4374     4321     4297     5923     5096     4668     4580     5409     7451     7919     8411
 Unpaid Losses & LAE,
 Net of Reinsurance
 Recoverables

 B. Net Reserve Re-
 estimated as of :
 One year later            3423     4626     5175     5910     6227     4985     4594     5506     7974     8096
 Two years later           3285     4499     5076     6086     6162     4954     4464     5277     7863
 Three years later         3147     4288     5029     6050     6117     4884     4225     5216
 Four years later          3095     4251     5034     6024     6070     4757     4179
 Five years later          3067     4238     5031     6099     5954     4732
 Six years later           3065     4239     5038     6044     5928
 Seven years later         3065     4234     5030     6038
 Eight years later         3057     4234     5030
 Nine years later          3057     4234
 Ten years later           3057

 C. Net Cumulative
 Redundancy (Deficiency)   1317       87     (733)    (115)    (832)     (64)     401      193     (412)    (177)

 D. Cumulative Amount
 of Claim Paid, Net
 of Reserve
 Recoveries, through:
 One year later            2109     3028     3313     3783     4326     3326     2791     3229     5377     5691
 Two years later           2768     3883     4442     5447     5528     4287     3476     4436     7070
 Three years later         2958     4147     4861     5856     5860     4387     3911     4909
 Four years later          3027     4207     4975     5933     5699     4571     4002
 Five years later          3054     4218     5005     6018     5818     4618
 Six years later           3056     4223     5030     6018     5853
 Seven years later         3056     4234     5030     6029
 Eight years later         3057     4234     5030
 Nine years later          3057     4234
 Ten years later           3057

                                                                                                           2001     2002
                                                                                                          ------   ------
 Net  Reserve-December 31                                                                                $ 7,919  $ 8,411

 Reinsurance Recoverables                                                                                 12,170    9,256
                                                                                                          ------   ------
 Gross Reserve - December 31                                                                             $20,089  $17,667
                                                                                                          ======   ======
 Net Re-estimated Reserve                                                                                  7,829
 Re-estimated Reinsurance Recoverable                                                                     12,680
                                                                                                          ------
 Gross Re-estimated Reserve                                                                              $20,509
                                                                                                          ======
 Gross Cumulative Deficiency                                                                             $  (420)
                                                                                                          ======


 Investment Policy

   Hallmark's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. The investment portfolio is composed of fixed income securities: U.S. Government and U.S. Government agency debentures and agency mortgage-backed securities, municipal securities and U.S. Government bond mutual funds. The average maturity of the portfolio (after taking into account current assumptions regarding anticipated principal prepayments on mortgage-backed securities and the call dates of certain securities held), including short-term investments, is approximately three years, which approximates Hallmark's claims payment patterns. Hallmark intends to hold investments until maturity. Maturities, bond calls and prepayments of mortgage-backed securities totaling approximately $5,858,000 represent the securities liquidated in 2002.

   In addition, as part of the Company's overall investment strategy, the Company utilizes an integrated cash management system to maximize investment earnings on all available cash. During 2002, the Company's investment income totaled approximately $531,114 compared to approximately $1,043,231 for 2001. The decline in investment income from 2001 to 2002 was primarily attributable to lower investment yields available in the marketplace.

 Employees

  On December 31, 2002, the Company employed 203 people on a full-time basis as compared to 128 people at December 31, 2001. The increase in number of employees from the prior year is the result of the acquisition of the Commercial Lines Group effective December 1, 2002. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be excellent.


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

   The offices of the Commercial Lines Group are located in Fort Worth, Texas. The Commercial Lines Group currently reimburses its former parent, Millers American Group ("MAG") for rent under MAG's operating lease. The suite is located in a high-rise office building and contains 27,808 square feet of space. The lease expires in November 2009. The rent is currently $38,236 per month. The Commercial Lines Group intends to either have this lease assigned to it or to sublease this space from MAG at its current terms.


 Item 3.  Legal Proceedings.

   Except for routine litigation incidental to the business of the Company, neither the Company nor any of its properties was subject to any material pending or threatened legal proceedings as of the date of this report.


 Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of 2002, the Company did not submit any matter to a vote of its security holders.

                              PART II


 Item 5.  Market for Common Equity and Related Stockholder Matters.

 The Company's Common Stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 2001.

      Period                       High Sale       Low Sale

      2001
      ----
      First Quarter                  $ 0.69         $ 0.50
      Second Quarter                   0.65           0.50
      Third Quarter                    0.61           0.43
      Fourth Quarter                   0.60           0.40

      2002
      ----
      First Quarter                  $ 0.60         $ 0.40
      Second Quarter                   0.60           0.40
      Third Quarter                    0.54           0.35
      Fourth Quarter                   0.70           0.30

      2003
      ----
      First Quarter (thru March 14)  $ 0.70         $ 0.50


   On March 14, 2003 there were 157 record holders and approximately 560 beneficial shareholders of the Company's Common Stock.

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

 Plan of Operation

   The Company recently made two acquisitions that have changed the scope of its business beyond the non-standard automobile insurance market in the State of Texas. On December 3, 2002 the Company completed the acquisition of Millers GA, FAR and ELM. On January 27, 2003 the Company received final approval from the Arizona Department of Insurance for the acquisition of Phoenix. Management is focused on completing the assimilation of the two acquisitions and enhancing its existing Texas non-standard automobile insurance operations.

   The acquisition of Millers GA expanded the lines of business offered by the Company to include commercial lines of insurance. Millers GA markets and underwrites small commercial insurance on behalf of CNIC in the states of Texas, New Mexico, Oregon, Idaho and Washington. Management is not planning to expand either the geographic or product scope of Millers GA during 2003. The acquisition of Phoenix expands the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of Arizona and New Mexico. Phoenix is an Arizona domiciled property casualty insurance company with licenses in 24 states. Management is not planning to expand the geographic scope of its non-standard auto insurance operations beyond the states of Texas, New Mexico, and Arizona during 2003.

   The acquisitions of Millers GA and Phoenix were financed by a bridge loan from Newcastle Partners, L.P., an affiliate of the Company's Chairman of the Board of Directors and Chief Executive Officer, Mark E. Schwarz. The Company has previously announced its intention to retire this debt through a rights offering of its common stock to its existing shareholders during 2003. If the Company is unable to complete the rights offering or restructure the payment schedule of the bridge loan, the Company may have difficulty meeting its current liquidity requirements in 2003.

   For the last two years, the Personal Lines Group has focused on operational enhancements related to information technology. During the summer of 2001, the Company rolled out its web-based information system (named e-Integrity and referred to as the "Integrity System") which is designed to enhance Company and agency relationships by improving content and timeliness of information to support agents in servicing their customers. The second phase of the Integrity System is composed of two parts. Part One relates to electronic reporting and communication capabilities, and Part Two encompasses, among other things, payment and new business upload to support agents in more promptly and efficiently producing new business, as well as to improve the quality and timeliness of service to existing policyholders. Part One alleviates certain manual processes and results in daily communication of time-sensitive information to agents, thus decreasing labor, supplies and postage costs and increasing the agent's likelihood of policyholder retention. This phase was completed during the first quarter of 2002. Payment upload by the agents, which is included in Part Two, was introduced during the third quarter of 2002. The remainder of Part Two, which will further reduce processing costs, rolled out during the first quarter of 2003 with anticipated cost savings to commence in 2003.

   Management is continuing to evaluate  opportunities to enhance and  expand
 the Company's operations.   However, the  raising of  additional capital  or
 strategic alliances may be required to fund future expansion.

 Critical Accounting Policies

   The following discussion provides management's assessment of financial results and material changes in financial position for the Company. This discussion is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies requiring management estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and various information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances.

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

   Receivable from Lender for Financed Premiums. The majority of Hallmark's insurance premiums on annual term policies are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

   The Company routinely establishes a reserve for uncollectible premium finance note balances based upon historical experience. As of December 31, 2002 and 2001, the Company's premium finance note receivables were $11,593,373 and $13,739,622, respectively, net of allowances for uncollectible amounts of $115,067 and $208,135, respectively.

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

   Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and
 (c) certain other fees and expenses payable to the third party. The interest payable under the Financing Arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 2002 and 2001, HFC had an outstanding balance on advances under the Financing Arrangement of $10,904,994 and $12,213,205, respectively. The applicable interest rate was 5.75% for both years.

   Deferred Policy Acquisition Costs. Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured.

   The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums. The Company routinely evaluates the realizability of deferred policy acquisition costs. At December 31, 2002 and 2001, there was no premium deficiency related to deferred policy acquisition costs.

   At December 31, 2002 and 2001, the amount of deferred policy acquisition costs, net of deferred ceding commissions, was $1,366,116 and $760,729, respectively.

   Business Combinations. The Company accounts for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "excess of cost over net assets acquired" or "goodwill". Indirect and general expenses related to business combinations are expensed as incurred.

   Retirement Plans. Certain employees of the Commercial Lines Group were participants in a defined benefit cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. The plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen. Management, in conjunction with its consulting actuaries, determined the appropriate assumptions to be used in valuing the projected benefit obligation of the plan at December 31, 2002. Assumptions used considered the expected payout period for the liabilities and underlying assets held to fund the obligation.

   Intangible Assets. When Hallmark, AHGA, HFC and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill. Prior to 2002, this goodwill was amortized on a straight-line basis over forty years. Other intangible assets consisted of a trade name, a managing general agent's license and non-compete arrangements, all of which are fully amortized.

   On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets", and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

   Pursuant to SFAS 142, the Company has identified two components of goodwill and assigned the carrying value of these components into two reporting units: the insurance company reporting unit and the finance company reporting unit. During 2002, the Company completed the two step process prescribed by SFAS 142 for testing for impairment and determining the amount of impairment loss related to goodwill associated with these two reporting units. Accordingly, during 2002, the Company recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $1,694,025 to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings has no tax impact. In accordance with SFAS 142 guidance, this adjustment was booked as of January 1, 2002.

   A reconciliation of net income and earnings per share as reported to illustrate the impact of goodwill amortization for the year ended December 31, 2002 and 2001 is as follows:


      (In thousands except for earnings per share
      amounts)                                         2002         2001
                                                     --------     --------
      Reported net income (loss)                    $  (1,671)   $  (1,130)
      Add back:  Goodwill amortization                      -          157
                                                     --------     --------
      Adjusted net income (loss)                    $  (1,671)   $    (973)
                                                     ========     ========

      Basic and diluted earnings per share:
      Reported net income (loss)                    $   (0.15)   $   (0.10)
      Add back:  Goodwill amortization                    -           0.01
                                                     --------     --------
      Adjusted net income (loss)                    $   (0.15)   $   (0.09)
                                                     ========     ========


   On December 1, 2002, the Company acquired the assets of Millers GA, ELM and FAR. The agency relationships were valued at $542,580 and are being amortized over twenty years. The Company recognized $2,261 of amortization expense for the one month ending December 31, 2002. As of December 31, 2002, the intangible assets related to this acquisition were composed of $2,434,048 of goodwill and $540,319 for the Company's relationships with its independent agents. The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the amortization period for intangible assets to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives of intangible assets. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful life is warranted.

   Deferred Tax Assets. The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $33,000 in 2002 and 2001. The Company's deferred tax asset, net of the valuation allowance, was $1,021,000 and $425,000 at December 31, 2002 and 2001, respectively.

   Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and loss adjustment expenses are established by the Company for claims which have already been incurred by the policyholder but which have not been paid by the Company. Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2002 and 2001. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations. The reserves for unpaid losses and loss adjustment expenses of $17,667,255 and $20,088,885 at December 31, 2002 and 2001, respectively, are reported net of recoverables for salvage and subrogation of $350,000 and $320,000 for both 2002 and 2001, respectively.

   The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim expenses represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund its operations.

   Recognition of Premium Revenues. Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insured. Insurance premiums written include gross policy fees of $5,055,539 and $5,007,809 and policy fees, net of reinsurance, of $2,051,356 and $1,481,718 for the years ended December 31, 2002 and 2001, respectively.

   Recognition of Commission Revenues and Expenses of the Commercial Lines Group. Commission revenue and commission expense related to insurance policies serviced by the Company are recognized during the period covered by the policy. Profit sharing commission is recognized when the ratio of ultimate losses and loss expenses incurred to earned premium ("loss ratio") as determined by a qualified actuary fall below contractual thresholds. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. For each 0.5% change in the loss ratio, the profit sharing commission changes by approximately $120,000.

   Recognition of Claim Servicing Fees of the Commercial Lines Group. Claim servicing fees are recognized during the period covered by the insurance policy with a portion of the fees related to casualty claims deferred and recognized over two years following the expiration of the policy.

   Reinsurance. As is customary in the insurance industry, the Company reinsures, or cedes, portions of the coverage provided to policyholders to other insurance companies. Cession of reinsurance is utilized by an insurer to limit its maximum loss, thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance. See Item 1 for further discussion of the Company's reinsurance arrangements.

   Statutory Accounting Practices. Hallmark is required to report its results of operations and financial position to TDI based upon SAP. Under SAP, unlike GAAP, Hallmark is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The immediate charge off of sales and acquisition expenses and the sometimes conservative other valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce Hallmark's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend to HFS.

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

   On a consolidated basis, the Company's liquidity increased approximately 15.7% as of December 31, 2002 as compared to December 31, 2001. The Company's consolidated cash, cash equivalents and investments at December 31, 2002 and 2001 were $25,180,222 and $21,756,136, respectively, excluding restricted cash of $1,072,425 and $1,990,458, respectively.

   Net cash provided by the Company's consolidated operating activities was approximately $1,949,000 for the year ended December 31, 2002, compared to net cash used by operating activities of $1,386,000 for the year ended December 31, 2001. During 2002, the Company increased its retention of its core business from 30% at December 31, 2001 to 45% at December 31, 2002, which accounted for approximately $1,839,000 of the increase in cash flow from operations. The acquisition of Millers GA, ELM and FAR generated a one month cash inflow of $852,000 to operations. During 2001, the Company paid out $1,386,000 related to the settlement of a lawsuit which reduced operations cashflow for 2001. The Company recovered $696,392 from the IRS during 2002 for overpayment of previous years taxes. Partially offsetting these increases in operating cash flow is the net change in the accrued ceding commission payable to reinsurers of $2,062,000.

   Cash used by investing activities during 2002 increased approximately $5,482,000 as compared to 2002. During 2002, the Company purchased a note receivable in the amount of $6,500,000 from a financial institution which was secured by the stock of two companies. (See Note 5 to the consolidated financial statements included in this report.) Additionally, in 2002 the Company purchased the Commercial Lines Group for $2,100,000 plus assumption of certain liabilities. These two transactions were partially offset by the reduction in the premium finance note receivables as the volume of the annual term insurance policies that are premium financed declined.

   Cash provided by financing activities increased by approximately $6,365,000 during 2002 as compared to 2001 primarily due to funds from a related party promissory note of $8,600,000 which were used to purchase the note receivable and Commercial Lines Group discussed above. (See Note 7 to the consolidated financial statements included in this report.) This increase was partially offset by a decrease in net advances from the Company's premium finance lender.

   HFS is dependent on dividend payments and management fees from its insurance company operations and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of December 31, 2002, cash and invested assets of HFS were $623,232. Cash and invested assets of non-insurance subsidiaries were $917,286 as of December 31, 2002. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Dividends may only be paid from statutorily unassigned surplus funds. During 2003, Hallmark's ordinary dividend capacity is $839,380. During 2002, Hallmark paid dividends to HFS of $600,000.

   TDI regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations required TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all the commissions or management fees. Hallmark paid management fees of $242,500 to HFS during 2002, as compared to $50,000 in 2001. During 2003, Hallmark is permitted to pay up to $600,000 in management fees to HFS under the management fee agreement that is currently in place.

   At December 31, 2002, Hallmark reported statutory capital and surplus of $8,393,795, which reflects an increase of $2,376,264 from the $6,017,531 reported at December 31, 2001. During 2002, HFS contributed the common stock of HFC to Hallmark as a capital contribution of $2,418,852. Hallmark reported statutory net income of $436,135 during 2002 compared to statutory net loss of $861,829 in 2001. Additionally, Hallmark increased its deferred tax asset by $130,106 during 2002 which was a direct increase to surplus. At December 31, 2002, Hallmark's premium-to-surplus ratio was 2.63 to 1 as compared to 2.62 to 1 for the year ended December 31, 2001.

   HFC has entered into a secured financing arrangement and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. The financing arrangement provides that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. Under the financing arrangement, HFC may from time to time specify the amount to be advanced by the third party and secured by the premium finance notes (up to maximum of 94% of the face amount of the premium finance notes). Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and (c) certain other fees and expenses payable to the third party. The interest payable under the financing arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 2002 and 2001, HFC had an outstanding balance on advances under the financing arrangement of $10,904,994 and $12,213,205, respectively, and the applicable interest rates were 5.75% for both years. Under the financing arrangement, the maximum advances available to HFC were $2,595,006 and $1,286,795 at December 31, 2002 and 2001, respectively. The balance under the financing arrangement will be repaid during the coming year as associated premium finance notes are repaid.


 Results of Operations

   Net income before the cumulative effect of a change in accounting principle was $23,000 for the year ended December 31, 2002, compared to a net loss of $1,130,000 for the year ended December 31, 2001. The improvement in operating earnings for the full year of 2002, as compared to 2001, reflects improved loss ratios of the Personal Lines Group as a result of increases in premium rates.

   Gross premiums written (prior to reinsurance) of $51,642,679 for the year ended December 31, 2002 increased 4.1% in relation to gross premiums written in 2002. The increase in premiums written is principally attributable to the impact of increased premium rates. Net premiums written (after reinsurance) increased 39.5% during 2002 as compared to 2001. The disproportionate change between the percentage increase in gross written premiums and net written premiums is due to Hallmark's increased retention of business during 2002 from 30% at December 31, 2001 to 45% at December 31, 2002.

   Gross premiums earned (prior to reinsurance) of $52,485,558 increased 6.0% during 2002 as compared to 2001, and net premiums earned (after reinsurance) increased 23.4%. The disproportionate change between the percentage increase in gross premiums earned and net premiums earned is due to Hallmark's increased retention of business during 2002 as discussed in the paragraph above.

   Investment income, net of expenses, decreased $512,117 (49.1%) during 2002 as compared to 2001. The decline in investment income from 2001 to 2002 was primarily attributable to lower investment yields available in the marketplace.

   Finance charges, which decreased $611,357 (19.8%) during 2002 as compared to 2001, represent interest earned on premium notes issued by HFC. This change is related to the decrease in annual term insurance policies and was partially offset by increased premium rates.

   Commission and fees represent commissions and claim servicing fees earned by the Commercial Lines Group on insurance policies serviced by the Company for CNIC and another unaffiliated third party. This was a new source of revenue for the Company which commenced in December 2002.

   Processing and service fees represent fees earned on processing and servicing contracts with unaffiliated MGAs. Processing and service fees for 2002 decreased $663,127 (59.2%) as a result of cancellation of the service contracts with three unaffiliated MGAs. These contracts are currently in run-off.

   Other income increased $182,415 (49.4%) during 2002 as compared to 2001. During 2002, the Company received $218,213 of interest income on the $6,500,000 note receivable acquired during 2002.

   Incurred loss ratios (computed on premiums earned both prior to and after reinsurance), on a GAAP basis, for the year ended December 31, 2002 were approximately 69.5% and 75.7%, respectively, as compared to 88.3% prior to and 97.0% after reinsurance for 2001. The most significant factor impacting the net loss ratios after reinsurance was the inclusion of a loss corridor provision in Hallmark's reinsurance treaties effective April 1, 2001. This provision is discussed under Reinsurance Agreements in Item 1 above. The improvement in the loss ratios for 2002 are due to management's focus on the underwriting profitability through rate increases and more restrictive underwriting guidelines beginning in 2001.

   Acquisition costs, net represents the amortization over the past twelve months of acquisition costs (and credits) previously deferred and the deferral of acquisition costs (and credits) incurred in the current period. The decrease in acquisition costs, net, is primarily due to the combined effect of a decrease in ceding commission income due to changes in Hallmark's retention and a slight increase in underwriting expenses related to increased premium volume during 2002.

   Other acquisition and underwriting expenses increased $3,794,900 as compared to the prior year. The increase in other acquisition and underwriting expenses is primarily attributable to (1) a $1,368,292 decrease in ceding commission income as a result of Hallmark's increased retention of business, (2) an approximate $1,555,085 of underwriting expenses of the Commercial Lines Group for the one month activity during 2002, and (3) increased variable expenses (commissions, front fees, premium taxes, etc.) related to the increased premium volume during 2002. The expenses of the Commercial Lines Group include commissions, salaries and benefits, and other general and administrative expenses.

   Operating expenses include expenses related to premium finance operations, general corporate overhead, and third party administrative and claims handling contracts. Related revenues are derived from finance charges and processing and service fees. Operating expenses for 2002 decreased 22.0% ($735,122) in relation to the prior year. The majority of this decrease is attributable to decreases in expenses related to the claims handling and premium processing for the unaffiliated MGA programs (three of which were in run-off at December 31, 2002) and to the decrease in annual term policies.

   While interest expense only decreased 3.8% during 2002, as compared to 2001, the components of interest expense changed during 2002. Interest expense related to the financing arrangement with an unaffiliated third party decreased $165,266 during 2002, as compared to 2001. This decrease was partially offset by the interest expense on the note payable to related party of $148,597.

                      [This space left blank intentionally]

 Item 7.  Financial Statements

 The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.


 Description                                                     Page Number
 -----------                                                     -----------
 Report of Independent Accountants                                   F-2

 Consolidated Balance Sheets at December 31, 2002 and 2001           F-3

 Consolidated Statements of Operations for the Years Ended
 December 31, 2002 and 2001                                          F-4

 Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2002 and 2001                                    F-5

 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2002 and 2001                                          F-6

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


 Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 403 of Regulation S-B is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

   The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

              Number of securities  Weighted-average    Number of securities
                to be issued upon    exercise price     remaining available for
                   exercise of       of outstanding     future issuance under
                   outstanding         options,       equity compensation plans
                options, warrants    warrants and      (excluding securities
                   and rights           rights        reflected in column (a))
                       (a)                (b)                   (c)
                    -----------         -----              -----------

 Equity compensation  2,379,000        $ 0.50              914,000 (2)
 plans approved by
 security holders(1)

 Equity compensation       -             N/A                  -
 plans not approved
 by security
 holders(3)
                      ---------         -----              -------
    Total             2,379,000        $ 0.50              914,000
                      =========         =====              =======

    (1)
       Includes the 1991 Key Employee Stock Option Plan, the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non- employee directors.

    (2)
       Includes 914,000 shares available for future grant under the 1994 Key Employee Long Term Incentive Plan and non-qualified plan for non- employee directors.

     (3)
       There are no equity compensation plans in place not approved by shareholders.


 Item 12.  Certain Relationships and Related Transactions.

   The information required by Part III, Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits listed in the Exhibit Index appearing at page 24 of this report are filed with or incorporated by reference in this report.

      (b) Reports on Form 8-K. The registrant filed a current report on Form 8-K on November 8, 2002, disclosing its acquisition of a secured promissory note from an unaffiliated third party. The registrant filed a current report on Form 8-K on December 4, 2002, disclosing its acquisition of Millers GA, FAR, and ELM.


 Item 14.  Controls and Procedures.

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

                    [This space left blank intentionally.]

                           SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HALLMARK FINANCIAL SERVICES, INC.
                                               (Registrant)

 Date:         March 27, 2003        /s/ Mark E. Schwarz
                                     ---------------------------------------
                                     Mark E. Schwarz, Chairman (Chief
                                     Executive Officer)

 Date:         March 27, 2003        /s/ Timothy A. Bienek
                                     ---------------------------------------
                                     Timothy A. Bienek, President (Chief
                                     Operating Officer)

 Date:         March 27, 2003        /s/ Scott K. Billings
                                     ---------------------------------------
                                     Scott K. Billings, Vice President
                                     (Chief Financial Officer/Principal
                                     Accounting Officer)


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.




 Date:         March 27, 2003        /s/ Mark. E. Schwarz
                                     ---------------------------------------
                                     Mark E. Schwarz, Director

 Date:         March 27, 2003        /s/ Timothy A. Bienek
                                     ---------------------------------------
                                     Timothy A. Bienek, Director

 Date:         March 27, 2003        /s/ James H. Graves
                                     ---------------------------------------
                                     James H. Graves, Director

 Date:         March 27, 2003        /s/ George R. Manser
                                     ---------------------------------------
                                     George R. Manser, Director

 Date:         March 27, 2003        /s/ Scott T. Berlin
                                     ---------------------------------------
                                     Scott T. Berlin, Director

                                CERTIFICATIONS


      I, Mark E. Schwarz, Chief Executive Officer of Hallmark Financial Services, Inc. (the "Company"), certify that:

      1.   I have reviewed this annual report on Form 10-KSB of the Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:     March 27, 2003
                                    /s/ Mark E. Schwarz
                                    ________________________________________
                                    Mark E. Schwarz, Chief Executive Officer



      I, Scott K. Billings, Chief Financial Officer of Hallmark Financial Services, Inc. (the "Company"), certify that:

      1.   I have reviewed this annual report on Form 10-KSB of the Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:     March 27, 2003
                                   /s/ Scott K. Billings
                                   __________________________________________
                                   Scott K. Billings, Chief Financial Officer

                           EXHIBIT INDEX


  The following exhibits are either filed with this report or incorporated by reference.

 Exhibit
 Number                         Description
 ------                         -----------
 2(a) Loan Purchase and Sale Agreement, between Hallmark Financial Services, Inc and LaSalle Bank National Association dated November 1, 2002 (incorporated by reference to Exhibit 2 to the registrant's current report on Form 8-K filed November 8, 2002).

 2(b) Promissory Note dated November 1, 2002, for $9,000,000 payable by Hallmark Financial Services, Inc. to Newcastle Partners, L.P. (incorporated by reference to Exhibit 4 to the registrant's current report on Form 8-K filed November 8, 2002).

 2(c) Purchase Agreement dated November 26, 2002 between Hallmark Financial Services, Inc., Millers American Group, Inc. and The Millers Insurance Company (incorporated by reference to Exhibit 2(a) to the registrant's current report on Form 8-K filed December 4, 2002).

 2(d) Assumption Agreement dated December 1, 2002 between Millers Insurance Company, Millers General Agency, Inc. and Phoenix Indemnity Insurance Company (incorporated by reference to Exhibit 2(b) to the registrant's current report on Form 8-K filed December 4, 2002).

 3(a) Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

 3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

 3(c) Amendment of Article VII of the Amended and Restated Bylaws of Hallmark Financial Services, Inc., adopted July 19, 2002 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

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

 Exhibit
 Number                         Description
 ------                         -----------
 10(f) Addendum No. 1 to the 100% Quota Share Reinsurance Agreement, as restated between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective November 22, 1994 (incorporated by reference to Exhibit 10(q) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(g) Second, Third, Fourth and Fifth Amendments to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(t) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

 10(h) Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas effective July 1, 1996 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(i) Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (specifically identified as follows: Dorinco, Kemper and Skandia), effective July 1, 1996 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(j) Guaranty Agreement effective July 1, 1996 provided by Dorinco Reinsurance Company in favor of State & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(k) Guaranty of Performance and Hold Harmless Agreement effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco America Reinsurance Corporation (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(l) Addendum No. 3 - Termination to 100% Quota Share Reinsurance Agreement between American Hallmark Insurance Company and State
            & County Mutual Fire Insurance Company (incorporated by reference to Exhibit 10(j) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10(m) 100% Quota Share Reinsurance Agreement, effective January 1, 1997, between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(am) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(n) General Agency Agreement, effective January 1, 1997, between Dorinco Reinsurance Company, State & County Mutual Fire Insurance Company and Vaughn General Agency, Inc. (incorporated by reference to Exhibit 10(an) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(o) Administrative Services Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
            Exhibit 10(ao) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(p) Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(ap) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 10(q) Stock Pledge and Security Agreement dated March 11, 1997, between ACO Holdings, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(ar) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

 Exhibit
 Number                         Description
 ------                         -----------
 10(r) Endorsement No. 1, effective July 1, 1996, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1, 1996 (incorporated by reference to
            Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(s) Endorsement No. 1, effective July 1, 1997, to the Guaranty Agreement provided by Dorinco Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(t) Endorsement No. 1 - Termination, effective January 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurers (Dorinco Reinsurance Company and Odyssey Reinsurance Corporation), effective July 1, 1996 (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(u) Endorsement No. 1, effective July 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective July 1, 1996 (incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(v) Endorsement No. 2, effective January 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(w) Endorsement No. 1, effective January 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc (incorporated by reference to
            Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(x) Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc., American Hallmark General Agency, Inc. and the Reinsurers (Dorinco Reinsurance Company and Kemper Reinsurance Company) effective July 1, 1997 (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(y) Amendment No. 1 to the Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bg) to the registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

 10(z) Retrocession Agreement effective March 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Associated General Agency, Inc. (incorporated by reference to
            Exhibit 10(bh) to the registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

 10(aa) Quota Share Retrocession Agreement effective September 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Van Wagoner Companies, Inc. (incorporated by reference to Exhibit 10(bj) to the registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

 10(ab) Endorsement No. 5, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective January 1, 1997 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

 Exhibit
 Number                         Description
 ------                         -----------
 10(ac) Endorsement No. 4, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (GE Reinsurance Company), effective January 1, 1996 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

 10(ad) Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
            Exhibit 10(bg) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(ae) Amendment No. 3 to the Loan Agreement dated March 11, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bh) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(af) Endorsement No. 6, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(ag) Sale and Assignment Agreement dated November 18, 1999, with Hallmark Finance Corporation as Seller and FPF, Inc. (incorporated by reference to Exhibit 10(bk) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(ah) Premium Receivable Servicing Agreement dated November 18, 1999 between Hallmark Finance Corporation and FPF, Inc. (incorporated by reference to Exhibit 10(bl) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(ai) Seventh Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

 10(aj) Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(ak) Addendum No. 2 to the Retrocession Contract, effective June 1, 1998, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective October 1, 1999 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(al) Eighth Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(br) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(am) Quota Share Retrocession Contract between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000 (incorporated by reference to Exhibit 10(bs) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(an) Endorsement No. 5, effective July 1, 2000, to the 100% Quota Share Reinsurance Agreement issued to State and County Mutual Fire Insurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(bt) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 Exhibit
 Number                         Description
 ------                         -----------
 10(ao) Endorsement No. 4, effective July 1, 2000, to the 100% Quota Share Reinsurance Agreement between State and County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1,1996 (incorporated by reference to Exhibit 10(bu) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(ap) Termination Addendum to the Quota Share Retrocession Agreement, effective May 28, 1999, issued to American Hallmark Insurance Company of Texas by Kemper Reinsurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(bv) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(aq) Termination Addendum to the Quota Share Retrocession Agreement, effective June 30, 2000, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective January 1, 1997 (incorporated by reference to Exhibit 10(bw) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(ar) Termination Addendum to the Quota Share Retrocession Contract, effective September 1, 2000, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective September 1, 1998 (incorporated by reference to Exhibit 10(bx) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(as) Termination Addendum to the Interests and Liability Agreement, effective June 30, 2000, of GE Reinsurance Corporation with respect to the 100% Quota Share Reinsurance Agreement, effective January 1, 1997 (incorporated by reference to Exhibit 10(by) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(at) Termination Endorsement, effective July 1, 2000, to the Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and GE Reinsurance Corporation (formerly Kemper Reinsurance Company), effective July 1, 1996 (incorporated by reference to Exhibit 10(cb) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(au) Termination Endorsement, effective July 1, 2000, to the Guaranty Agreement provided by GE Reinsurance Corporation (formerly Kemper Reinsurance Company) in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(cc) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(av) Endorsement No. 2, effective July 1, 2000, to the Guaranty Agreement provided by Dorinco Reinsurance Company in favor of State and County Mutual Fire Insurance Company, effective
            July 1, 1996 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

 10(aw) Cut-Through Agreement, dated as of June 26, 2001, by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc., Hallmark Finance Corporation and FPF, Inc. (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
            2001).

 10(ax) First Modification Agreement to the Cut-Through Agreement dated as of June 26, 2001, by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc., Hallmark Finance Corporation and FPF, Inc., entered into June 27, 2001 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

 10(ay) Letter of Agreement, dated August 3, 2001, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
            2001).

 10(az) Letter of Agreement, dated August 6, 2001, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
            2001).

 Exhibit
 Number                             Description
 ------                         -----------
 10(ba) Addendum No. 1 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 2001 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bb) Addendum No. 2 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective July 1, 2001 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bc) Endorsement No. 1 to the Guaranty of Performance and Hold Harmless Agreement, effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company, effective July 1, 2000 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bd) Letter of Agreement, dated November 7, 2001 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(be) Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to
            Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(bf) Letter of Agreement, dated January 23, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bl) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(bg) Amendment No. 4 to the Loan Agreement dated March 10, 1997, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bm) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(bh) Second Modification Agreement, entered into December 11, 2001, to the Sale and Assignment Agreement, dated November 18, 1999, with Hallmark Finance Corporation as Seller and FPF, Inc. (incorporated by reference to Exhibit 10(bn) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(bi) Addendum No. 2, entered into January 9, 2001, to the General Agency Agreement, effective March 1, 1992, between State & County Mutual Fire Insurance Company and Brokers General, Inc. (incorporated by reference to Exhibit 10(bo) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(bj) Third Renewal Promissory Note, dated November 8, 2001, with Hallmark Financial Services, Inc. as Maker and Dorinco Reinsurance Company as Payee (incorporated by reference to Exhibit 10(bp) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(bk) Addendum No. 3 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective June 30, 2001 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

 10(bl) Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

 10(bm)  *  First Amendment to Hallmark Financial Services, Inc. 1994 Key
            Employee Long Term Incentive Plan.

 Exhibit
 Number                         Description
 ------                         -----------
 10(bn)  *  First Amendment to Hallmark Financial Services, Inc. 1994 Non-
            Employee Director Stock Option Plan.

 10(bo)  *  Addendum No. 1 to the Quota Share Retrocession Contract between
            Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000.

 10(bp)  *  Letter of Agreement, dated October 31, 2002, between Hallmark
            Financial Services, Inc. and Dorinco Reinsurance Company.

 10(bq)  *  Third Modification Agreement, entered into November 1, 2002, to the Sale and Assignment Agreement, dated November 18, 1999, with Hallmark Finance corporation as Seller and FPF, Inc.

 10(br)  *  Letter of Agreement, dated December 30, 2002, between Hallmark
            Financial Services, Inc. and Dorinco Reinsurance Company.

 10(bs)  *  Letter of Agreement, dated December 30, 2002, between Hallmark
            Financial Services, Inc. and Dorinco Reinsurance Company.

 10(bt)  *  Termination Agreement dated December 30, 2002, between Hallmark
            Financial Services, Inc. and Linda H. Sleeper.

 21      *  List of subsidiaries of the registrant.

 23      *  Consent of Independent Accountants.

 28     **  Schedule P of American Hallmark Insurance Company of Texas as
            filed with the Texas Department of Insurance for the year ended
            December 31, 2002.

 99      *  Certification Pursuant to 18 U.S.C. 1350 Enacted by Section 906
            of the Sarbanes-Oxley Act of 2002.


  *         Filed herewith

 **         Filed herewith under cover of Form SE.

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 Description                                                     Page Number
 -----------                                                     -----------
 Report of Independent Accountants                                   F-2

 Consolidated Balance Sheets at December 31, 2002 and 2001           F-3

 Consolidated Statements of Operations for the Years Ended
 December 31, 2002 and 2001                                          F-4

 Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2002 and 2001                                    F-5

 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2002 and 2001                                          F-6

 Notes to Consolidated Financial Statements                          F-7

                      Report of Independent Accountants
                      ---------------------------------


 To the Board of Directors
 Hallmark Financial Services, Inc.:

 In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 As discussed in Note 1, during 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


 /s/ PricewaterhouseCoopers LLP
 PricewaterhouseCoopers LLP
 Dallas, Texas
 March 16, 2003

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2002 and 2001
                                (In thousands)
                         ----------------------------

                    ASSETS                             2002          2001
                    ------                          ----------    ----------
 Investments:
    Debt securities, held-to-maturity, at
      amortized cost                               $     7,679   $       876
    Equity securities, available-for-sale,
      at market value                                      122           144
    Short-term investments, at amortized
      cost which approximates market value               8,927        15,203
                                                    ----------    ----------
             Total investments                          16,728        16,223

 Cash and cash equivalents                               8,453         5,533
 Restricted cash                                         1,072         1,990
 Prepaid reinsurance premiums                            8,550        11,611
 Receivable from lender for financed premiums
   (net of allowance for doubtful accounts of
   $115 in 2002 and $208 in 2001)                       11,593        13,740
 Premiums receivable                                     1,012           414
 Accounts receivable                                     2,129             -
 Prepaid agent commission                                3,899             -
 Reinsurance recoverable                                12,929        16,871
 Deferred policy acquisition costs                       1,367           761
 Excess of cost over net assets acquired                 5,171         4,431
 Intangible assets                                         540             -
 Note receivable                                         6,500             -
 Current federal income tax recoverable                     33           696
 Deferred federal income taxes                           1,021           425
 Other assets                                            1,832           910
                                                    ----------    ----------
                                                   $    82,829   $    73,605
                                                    ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                   $     1,803   $     1,720
   Note payable to related party                         8,600             -
   Net advances from lender for financed premiums       10,905        12,213
   Unpaid losses and loss adjustment expenses           17,667        20,089
   Unearned premiums                                    15,551        16,793
   Reinsurance balances payable                          3,764         4,426
   Unearned revenue                                      6,872             -
   Accrued agent profit sharing                            450             -
   Accrued ceding commission payable                     2,536         4,598
   Pension liability                                       604             -
   Accounts payable and other accrued expenses           5,542         3,398
                                                    ----------    ----------
                                                        74,294        63,237
                                                    ----------    ----------
 Stockholders' equity:
   Common stock, $.03 par value, authorized
     100,000,000 shares; issued 11,855,610
     shares in 2002 and 2001                               356           356
   Capital in excess of par value                       10,875        10,875
   Retained (deficit) earnings                          (1,491)          180
   Accumulated other comprehensive income                 (162)            -
   Treasury stock, 806,477 shares in 2002
     and 2001, at cost                                  (1,043)       (1,043)
                                                    ----------    ----------
             Total stockholders' equity                  8,535        10,368
                                                    ----------    ----------
                                                   $    82,829   $    73,605
                                                    ==========    ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 2002 and 2001
                  (In thousands, except earnings per share)
                         ----------------------------

                                                       2002          2001
                                                    ----------    ----------
  Revenues:
    Gross premiums earned                          $    52,486   $    49,525
    Ceded premiums earned                              (32,273)      (33,149)
                                                    ----------    ----------
        Net premiums earned                             20,213        16,376

  Investment income, net of expenses                       531         1,043
  Finance charges                                        2,484         3,095
  Commissions and fees                                   1,561             -
  Processing and service fees                              457         1,120
  Other income                                             551           368
                                                    ----------    ----------
         Total revenues                                 25,797        22,002
                                                    ----------    ----------
  Losses and expenses:
    Losses and loss adjustment expenses                 36,463        43,735
    Reinsurance recoveries                             (21,161)      (27,857)
                                                    ----------    ----------
         Net losses and loss adjustment expenses        15,302        15,878

  Acquisition costs, net                                  (605)         (399)
  Other acquisition and underwriting expenses
    (net of ceding commission of $7,750 in
    2002 and $9,118 in 2001)                             7,468         3,673
  Operating expenses                                     2,611         3,346
  Interest expense                                         983         1,021
  Amortization of intangible assets                          2           157
                                                    ----------    ----------
         Total benefits, losses and expenses            25,761        23,676
                                                    ----------    ----------
  Income (loss) from operations before federal
    income taxes and cumulative effect of
    change in accounting principle                          36        (1,674)

  Federal income tax expense (benefit)                      13          (544)
                                                    ----------    ----------
          Income (loss) before cumulative effect
            of change in accounting principle      $        23   $    (1,130)
          Cumulative effect of change
            in accounting principle                     (1,694)            -
                                                    ----------    ----------
          Net loss                                 $    (1,671)  $    (1,130)
                                                    ==========    ==========
  Basic and diluted earnings per share
    (11,049,133 shares outstanding):
          Income (loss) before cumulative effect
            of change in accounting principle      $         -   $     (0.10)
          Cumulative effect of change
            in accounting principle                      (0.15)            -
                                                    ----------    ----------
          Net loss                                 $     (0.15)  $     (0.10)
                                                    ==========    ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements


                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         for the years ended December 31, 2002 and 2001
                                            (in thousands, except number of shares)
                                            ---------------------------------------

                                                        Capital               Accumulated
                                   Number                 In                     Other                      Total     Comprehensive
                                     of         Par    Excess of   Retained  Comprehensive   Treasury   Stockholders'     Income
                                   Shares      Value   Par Value   Earnings      Income       Stock        Equity         (Loss)
                                 ----------  -------   ---------   --------      ------     ---------     -------        -------
 Balance at December 31, 2000    11,855,610    $356     $10,875     $1,310        ($10)      ($1,043)     $11,488

 Comprehensive loss:
     Net loss                                                       (1,130)                                (1,130)       $(1,130)
 Other comprehensive income,
   net of tax
     Unrealized gains on
     securities, net of
     tax of $5                                                                      10                         10             10
                                                                                                                          ------
 Comprehensive loss                                                                                                      ($1,120)
                                 ----------  -------   ---------   --------      ------     ---------     -------         ======
 Balance at December 31, 2001    11,855,610    $356     $10,875       $180           -       ($1,043)     $10,368

 Comprehensive loss:
     Net loss                                                       (1,671)                                (1,671)       $(1,671)

 Other comprehensive loss,
    Additional minimum pension
    liability, net of tax of $94                                                  (162)                      (162)          (162)
                                                                                                                          ------
 Comprehensive loss                                                                                                      ($1,833)
                                 ----------  -------   ---------   --------      ------     ---------     -------         ======
 Balance at December 31, 2002    11,855,610    $356     $10,875     ($1,491)     ($162)      ($1,043)      $8,535
                                 ==========  =======   =========   ========      ======     =========     =======

                                             The accompanying notes are an integral
                                          part of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended December 31, 2002 and 2001
                                (In thousands)
                         ----------------------------

                                                          2002          2001
                                                        --------      --------
 Cash flows from operating activities:
    Net loss                                           $  (1,671)    $  (1,130)

    Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Depreciation and amortization expense                 195           296
       Change in deferred Federal income taxes                48           147
       Change in prepaid reinsurance premiums              3,061          (667)
       Change in premiums receivable                        (598)          385
       Change in accounts receivable                        (170)            -
       Change in prepaid agent commission                    (36)            -
       Change in profit sharing commission receivable        (64)            -
       Change in deferred policy acquisition costs          (605)         (399)
       Change in unpaid losses and loss
         adjustment expenses                              (2,422)       (2,209)
       Change in unearned premiums                        (1,242)           82
       Change in unearned revenue                            183             -
       Change in accrued agent profit sharing                 72             -
       Change in reinsurance recoverable                   3,942         2,341
       Change in reinsurance balances payable               (662)        1,085
       Cumulative effect of change
         in accounting principle                           1,694             -
       Change in current federal income
         tax payable/recoverable                             662          (601)
       Change in accrued ceding commission payable        (2,062)        2,095
       Change in litigation costs                              -        (1,386)
       Change in all other liabilities                     1,117        (1,395)
       Change in all other assets                            507           (30)
                                                        --------      --------
           Net cash provided by (used in)
             operating activities                          1,949        (1,386)
                                                        --------      --------
 Cash flows from investing  activities:
    Purchases of property and equipment                     (254)         (268)
    Purchase of note receivable                           (6,500)            -
    Acquisition of subsidiary                             (2,100)            -
    Premium finance notes originated                     (41,273)      (50,655)
    Premium finance notes repaid                          43,420        50,461
    Change in restricted cash                                918         2,286
    Purchases of debt securities                         (12,639)            -
    Maturities and redemptions of investment securities    5,858         6,378
    Purchase of short-term investments                   (31,429)      (27,515)
    Maturities of short-term investments                  37,705        18,501
                                                        --------      --------
       Net cash used in investing activities              (6,294)         (812)
                                                        --------      --------
 Cash flows from financing activities:
     Proceeds from note payable                            8,600             -
     Net advances from lender                             (1,308)        1,628
     Repayment of borrowings                                 (27)         (728)
                                                        --------      --------
         Net cash provided by financing activities         7,265           900
                                                        --------      --------
 Increase (decrease) in cash and cash equivalents          2,920        (1,298)
 Cash and cash equivalents at beginning of year            5,533         6,831
                                                        --------      --------
 Cash and cash equivalents at end of year              $   8,453     $   5,533
                                                        ========      ========
 Supplemental cash flow information:
 Interest paid                                         $    (833)    $  (1,036)
                                                        ========      ========
 Income taxes recovered/(paid)                         $     696     $      85
                                                        ========      ========


                 The accompanying notes are an integral part
                  of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               __________
 1.  Accounting Policies:
     -------------------

     General
     -------
     Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing, underwriting and premium financing of non-standard personal automobile insurance in Texas, commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, third party claims administration and other insurance related services.

     The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines group are an authorized Texas property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); a network of four insurance agencies known as the American Hallmark Agencies ("Hallmark Agencies"); a premium finance company, Hallmark Finance Corporation ("HFC"); and an affiliated and third party claims administrator, Hallmark Claims Service, Inc. ("HCS"). Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are a managing general agency, Millers General Agency ("Millers GA"); a financial administrative service company, Financial and Actuarial Resources, Inc. ("FAR"); and a third party claims administrator, Effective Litigation Management, Inc. ("ELM"). Effective February 28, 2003, the Company sold the four existing Hallmark Agencies offices to three unaffiliated third parties.

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts and operations of HFS and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which, as to Hallmark, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

     Investments
     -----------
     Debt securities are reported at amortized cost. The Company has the intent and ability to hold all investments in debt securities to maturity. Provisions for possible losses are recorded only on other-than-temporary declines in the value of an investment.

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

     Cash Equivalents
     ----------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Recognition of Premium Revenues
     -------------------------------
     Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insured. Insurance premiums written include gross policy fees of $5,055,539 and $5,007,809 and policy fees, net of reinsurance, of $2,051,356 and $1,481,718 for the years ended December 31, 2002 and 2001, respectively.

     Recognition of Commission Revenues and Expenses of the Commercial
     -----------------------------------------------------------------
     Lines Group
     -----------
     Commission revenue and commission expense related to insurance policies serviced by the Company are recognized during the period covered by the policy. Profit sharing commission is recognized when the ratio of ultimate losses and loss expenses incurred to earned premium ("loss ratio") as determined by a qualified actuary fall below contractual thresholds. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. For each 0.5% change in the loss ratio, the profit sharing commission changes by approximately $120,000.

     Recognition of Claim Servicing Fees of the Commercial Lines Group
     -----------------------------------------------------------------
     Claim servicing fees are recognized during the period covered by the insurance policy with a portion of the fees related to casualty claims deferred and recognized over two years following the expiration of the policy.

     Finance Charges
     ---------------
     The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

     Property and Equipment
     ----------------------
     Property and equipment (including leasehold improvements), aggregating $3,245,000 and $1,954,000, at December 31, 2002 and 2001, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2002 and 2001 was $194,000 and $138,000, respectively. Accumulated depreciation was $2,039,000 and $1,331,000 at December 31, 2002 and 2001, respectively.

     Receivable from Lender for Financed Premiums
     --------------------------------------------
     Receivable from lender for financed premiums represents payments due to HFC as a result of a secured financing agreement with an unaffiliated third party which are carried at cost net of allowance for doubtful accounts. (See Note 8.)

     Premiums Receivable
     -------------------
     The majority of the balance in premiums receivable is premiums due to Hallmark on unaffiliated MGA business assumed from Dorinco Reinsurance Company ("Dorinco") which are carried at cost. (See Note 4.)

     Deferred Policy Acquisition Costs
     ---------------------------------
     Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions are netted against deferred policy acquisition costs in the accompanying balance sheet. The change in deferred ceding commission income is netted against the change in deferred policy acquisition costs in the accompanying income statement.

     Losses and Loss Adjustment Expenses
     -----------------------------------
     Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2002 and 2001. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

     These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations. The reserves for unpaid losses and loss adjustment expenses at December 31, 2002 and 2001 are reported net of recoverables for salvage and subrogation of approximately $350,000 and $320,000, respectively.

     Agent Profit Sharing Commission
     -------------------------------
     The Company annually pays a profit sharing commission to it's independent agency force based upon the results of the business produced by each agent. The Company estimates and accrues this liability to commission expense in the year the business is produced.

     Reinsurance
     -----------
     Hallmark is routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 4.)

     Income Taxes
     ------------
     The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

     Net Income Per Share
     --------------------
     The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 6 and 8.)

     Business Combinations
     ---------------------
     The Company accounts for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "excess of cost over net assets acquired" or "goodwill". Indirect and general expenses related to business combinations are expensed as incurred.

     Intangible Assets
     -----------------
     When Hallmark, AHGA, HFC and HCS were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill. Prior to 2002, this goodwill was amortized on a straight-line basis over forty years. Other intangible assets consisted of a trade name, a managing general agent's license and non-compete arrangements, all of which are fully amortized.

     On  January  1,  2002,  the  Company  adopted  Statement  of   Financial
     Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets", and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets,
     (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     Pursuant to SFAS 142, the Company has identified two components of goodwill and assigned the carrying value of these components into two reporting units: the insurance company reporting unit and the finance company reporting unit. During 2002, the Company completed the two step process prescribed by SFAS 142 for testing for impairment and determining the amount of impairment loss related to goodwill associated with these two reporting units. Accordingly, during 2002, the Company recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $1,694,025 to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings has no tax impact.

     A reconciliation of net income and earnings per share as reported to illustrate the impact of goodwill amortization for the year ended December 31, 2002 and 2001 is as follows:


      (In thousands except for earnings per share
      amounts)                                         2002        2001
                                                     --------    --------
      Reported net income (loss)                    $  (1,671)  $  (1,130)
      Add back:  Goodwill amortization                      -         157
                                                     --------    --------
      Adjusted net income (loss)                    $  (1,671)  $    (973)
                                                     ========    ========

      Basic and diluted earnings per share:
      Reported net income (loss)                    $   (0.15)  $   (0.10)
      Add back:  Goodwill amortization                      -        0.01
                                                     --------    --------
      Adjusted net income (loss)                    $   (0.15)  $   (0.09)
                                                     ========    ========


     Effective December 1, 2002, the Company acquired the assets of Millers GA, ELM and FAR. The intangible assets at December 31, 2002 related to this acquisition are composed of $2,434,048 of goodwill and $540,319 for the Company's relationships with its independent agents. At acquisition, the agency relationships were valued at $542,580 and are being amortized over twenty years. The Company recognized $2,261 of amortization expense for the one month ending December 31, 2002 and will recognize $27,129 in amortization expense for each of the next five years and $404,674 for the remainder of the asset's life. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful life is warranted.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     Cash and Short-term Investments:   The carrying amounts reported in  the
     balance sheet for these instruments approximate their fair values.

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

     Stock-based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25 and related interpretations.

     At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 11. No stock-based employee compensation cost has been charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option-based compensation plans been determined based on the fair value at the grant dates consistent with the method pursuant to SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               2002        2001
                                             --------    --------

      Net loss                              $  (1,671)  $  (1,130)
      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards net of related
        tax effects                                32          86
                                             --------    --------
      Pro Forma net income                  $  (1,703)  $  (1,216)
                                             ========    ========

      Net loss per share:
          Basic and diluted - as reported   $   (0.15)  $   (0.10)
          Basic and diluted - Pro Forma     $   (0.15)  $   (0.11)


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

     Codification of Statutory Accounting Principles
     -----------------------------------------------
     In 1998, the National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification") guidance, which replaced the prior Accounting and Practice Procedures manuals as the NAIC's primary guidance on statutory accounting. The Codification provides guidance where statutory accounting has been silent and changes current statutory accounting in some areas (e.g. deferred income taxes are recorded). Effective January 1, 2001, the Texas Department of Insurance (the "TDI") adopted, in part, the Accounting Practices and Procedures Manual (the "Manual") published by the NAIC. The Manual, previously known as Codification, contains Statements of Statutory Accounting Principles. Effective January 1, 2001 the Company implemented the Codification guidance in the preparation of Hallmark's statutory financial statements. The cumulative effect of the adoption of Codification was recorded as an adjustment to Hallmark's statutory surplus as of January 1, 2001 in accordance with Codification guidance regarding reporting of changes in accounting principles. The adjustment increased Hallmark's statutory surplus by approximately $464,373, primarily as a result of recording a deferred tax asset.

     Reclassification
     ----------------
     Certain  previously reported  2001  amounts  have been  reclassified  to
     conform  to current  year presentation.   Such  reclassification  had no
     effect on net loss or stockholders' equity.


  2.  Investments:
      ------------
      Major categories of net investment income (in thousands) are summarized as follows:
                                                   Years ended December 31,
                                                   ------------------------
                                                       2002        2001
                                                     --------    --------
      Debt securities                               $     179   $     194
      Equity securities                                     5           7
      Short-term investments                              163         483
      Cash equivalents                                    186         360
                                                     --------    --------
                                                          533       1,044
      Investment expenses                                  (2)         (1)
                                                     --------    --------
      Net investment income                         $     531   $   1,043
                                                     ========    ========

      No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2002 or 2001.


      The amortized cost and estimated market value of investments in debt and equity securities (in thousands) by category is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized   Market
                                       Cost       Gains    Losses      Value
                                     --------    ------   -------    ---------
      At December 31, 2002
      --------------------
      U.S. Treasury securities
        and obligations of U.S.
        government corporations
        and agencies                $   7,221   $    38  $      -   $    7,259
      Mortgage backed securities          458         -         -          458
                                     --------    ------   -------    ---------
        Total debt securities           7,679        38         -        7,717

      Equity securities                   122         -         -          122
                                     --------    ------   -------    ---------
      Total debt and equity
        securities                  $   7,801   $    38  $      -   $    7,839
                                     ========    ======   =======    =========

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
                                     ========    ======   =======    =========


      The amortized cost and estimated market value of debt securities at December 31, 2002 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                                  Amortized           Market
      Maturity (in thousands):                      Cost              Value
      ------------------------                     -----              -----
        Due in one year or less                   $    -             $    -
        Due after one year through five years      7,139              7,177
        Due after five years through ten years        82                 82
        Mortgage backed securities                   458                458
                                                   -----              -----
                                                  $7,679             $7,717
                                                   =====              =====

      At December 31, 2002 and 2001, investments in debt securities with an approximate carrying value of $100,000 were on deposit with the Texas Department of Insurance (the "TDI") as required by insurance regulations.

      Proceeds from investment securities of $5,858,000 and $6,378,000 during 2002 and 2001, respectively, were from maturities, bond calls and prepayments of mortgage-backed securities.


  3.  Reserves for Unpaid Losses and Loss Adjustment Expenses:
      --------------------------------------------------------
      Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                              2002          2001
                                            -------        -------
      Balance at January 1                 $ 20,089       $ 22,298
      Less reinsurance recoverables          12,170         14,847
                                            -------        -------
      Net Balance at January 1                7,919          7,451
                                            -------        -------
      Incurred related to:
        Current year                         15,125         15,356
        Prior years                             177            522
                                            -------        -------
      Total incurred                         15,302         15,878
                                            -------        -------
      Paid related to:
        Current year                          9,119         10,033
        Prior years                           5,691          5,377
                                            -------        -------
      Total paid                             14,810         15,410
                                            -------        -------
      Net Balance at December 31              8,411          7,919
        Plus reinsurance recoverables         9,256         12,170
                                            -------        -------
      Balance at December 31               $ 17,667       $ 20,089
                                            =======        =======

  4. Reinsurance:
     ------------
     Hallmark is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by AHGA and underwritten by State & County. The earned premiums assumed under this agreement in 2002 and 2001 were $51,142,856 and $47,430,645, respectively. Certain funds generated from business produced under this agreement are maintained in accounts for the benefit of State & County. At December 31, 2002 and 2001,
     Hallmark held for the benefit of State & County, cash and cash equivalents of $3,709,650 and $2,630,268, respectively, and investment securities at amortized cost of $11,025,013 and $10,970,699, respectively.

     The arrangement is supplemented by a separate retrocession agreement effective July 1, 2000 between Hallmark and Dorinco Reinsurance Company ("Dorinco"), under which Hallmark currently retains 45% and cedes 55% of the underwriting risk to Dorinco. Prior to July 1, 2000, Hallmark retroceded 75% of the underwriting risk to its reinsurers (GE Reinsurance and Dorinco) under a separate retrocession agreement effective January 1,1999 through June 30, 2000. In addition, Dorinco unconditionally guarantees Hallmark's obligation to State & County.

     Effective April 1, 2001, the Company's reinsurance agreements with Dorinco were amended to include a loss corridor provision whereby the Company retains 100% of losses between a loss ratio corridor of 65% to 77% on policies effective after April 1, 2001. As of July 1, 2001, this corridor increased to 65% to 80% on policies effective after that date. Further, Dorinco and the Company executed an agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements, provides remedies for the breach of such covenants (including additional surplus requirements, rate increases and cancellation provisions) and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2002, Dorinco modified the reinsurance agreement with improved terms, including increasing the threshold of the loss corridor to 65.5% and lowering the ceiling to 75.5%.

     Under its reinsurance arrangements with Dorinco, the Company earns ceding commissions based on Dorinco's loss ratio experience on the portion of policies ceded to Dorinco. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted annually on a sliding scale based on annual loss ratios. As of December 31, 2002 and 2001, the accrued ceding commission payable to Dorinco was $2,536,012 and $4,598,089, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

     Hallmark assumes business from Dorinco on various unaffiliated MGA programs. Three of the four programs are in run-off as of December 31, 2002. Subsequent to December 31, 2002, the fourth program was in run-off. At December 31, 2002 and 2001, Dorinco held cash of $1,072,425 and $1,990,458, respectively, to secure balances ceded to Hallmark. These amounts were included in restricted cash in the accompanying Consolidated Balance Sheets.


  5. Note Receivable:
     ----------------
     On November 1, 2002, the Company purchased from a major bank all of the right, title and interest in a promissory note (the "Millers Note") payable to the bank by Millers American Group, Inc. ("Millers"), together with all related loan documentation and collateral, for a cash purchase price of $6,500,000. At the time of such acquisition, the Millers Note was in default and had an outstanding balance of approximately $15,070,000. The Millers Note is guaranteed by Trilogy Holdings, Inc. ("Trilogy"), a wholly-owned subsidiary of Millers, and is secured by all of the issued and outstanding capital stock of Millers Insurance Company ("MIC"), a Texas-based property and casualty insurance carrier, and Phoenix Indemnity Insurance Company ("Phoenix"), an Arizona-based property and casualty insurance carrier, each of which was a wholly-owned subsidiary of Trilogy at the time of the acquisition. Effective January 1, 2003, the Company acquired all of the outstanding capital stock of Phoenix in satisfaction of $7,000,000 of the outstanding balance of the Millers Note. (The acquisition of Phoenix is discussed below in Note 16.)

     Newcastle Partners, L.P. ("Newcastle"), an affiliate of Mark E. Schwarz, Chairman of the Board of the Company, provided a $9,000,000 interim financing facility to the Company for the purchase of the Millers Note and the consummation of certain proposed transactions being negotiated with Millers. (The note to Newcastle is discussed in
     Note 7.)


  6. Notes Payable:
     --------------
     Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7,000,000 (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan were used by HFC primarily to fund premium finance notes. The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. In November 2001 the note was amended to provide for interest only payments from December 2001 through and including December 2002 with a final principal pay-off date of June 30, 2005.

     As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107.0% and 83.0%, respectively, and (2) maintain statutory surplus of $4,200,000 and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. During 2001, Dorinco waived the maximum loss ratio requirements and combined ratio requirement. There were no triggering events during 2002. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt.

     The Company's notes payable as of December 31, 2002 also include two notes payable to Millers Insurance Company. Each of these notes carry an interest rate of 9% and mature in March 2003.

     A summary of the Company's notes payable (in thousands) is as follows:

                                                 December 31,
                                                 ------------
                                              2002          2001
                                            -------        -------
     Note payable to Dorinco               $  1,720       $  1,720
     Note payable to Millers Insurance
       Company                                   83              -
                                            -------        -------
                                           $  1,803       $  1,720
                                            =======        =======

     Scheduled annual principal payments on notes payable (in thousands) to Dorinco and Millers Insurance Company are as follows at December 31, 2002

           2003                            $    811
           2004                                 728
           2005                                 264
                                            -------
           Total                           $  1,803
                                            =======

  7. Note Payable to Related Party:
     -------------------------------
     On November 1, 2002, the Company entered into a promissory note with Newcastle (a related party) whereby the Company could borrow up to
     $9,000,000. The Company borrowed $6,500,000 on November 1, 2002 to purchase the Millers Note. (See further discussion of note receivable in Note 5.) On December 3, 2002, the Company borrowed an additional $2,100,000 to purchase the Commercial Lines Group from Millers Insurance Company. The note agreement provides for a fixed interest rate of 11.75%. The unpaid principal balance and accrued and unpaid interest is due and payable on demand at any time after September 30, 2003. The Company has previously announced its intention to retire this debt through a rights offering of its common stock during 2003. If the Company is unable to complete the rights offering or restructure the payment schedule of the promissory note, the Company may have difficulty meeting its current liquidity requirements in 2003.


  8. Net Advances from Lender for Financed Premiums:
     -----------------------------------------------
     Effective November 18, 1999, HFC entered into a secured financing arrangement (the "Financing Arrangement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. The Financing Arrangement provides that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. The transaction is accounted for as a secured financing transaction. Under the Financing Arrangement, HFC may from time to time specify the amount to be advanced by the third party and secured by the premium finance notes (up to maximum of 94% of the face amount of the premium finance notes). Collections on the premium finance notes are remitted to HFC to the extent they exceed the sum of (a) the aggregate amount of all prior advances, (b) interest on the aggregate advance balance from time to time outstanding, and (c) certain other fees and expenses payable to the third party. The interest payable under the Financing Arrangement is at the prime rate plus a spread ranging from one-half percent to one percent depending on the unpaid balance of the advances. As of December 31, 2002 and 2001, HFC had an outstanding balance on advances under the Financing Arrangement of $10,904,994 and $12,213,205, respectively, and the applicable interest rates were 5.75% for both years. Under the Financing Arrangement, the maximum advances available to HFC were $2,595,006 and $1,286,795 at December 31, 2002 and 2001,
     respectively. The balance under the Financing Arrangement will be repaid during the coming year as associated premium finance notes are repaid.


  9. Earnings per Share:
     -------------------
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (" SFAS No. 128"), "Earnings Per Share," requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per-share computations (in thousands, except number of shares) as required by SFAS No. 128 is presented below:

                                             Income        Shares     Per-Share
                                           (Numerator)  (Denominator)   Amount
                                           -----------  -------------   ------
     For the year ended December 31, 2002:
       Basic Earnings per Share
       Income available to common
         stockholders:
           Income before cumulative
           effect of change in
           accounting principle             $     23     11,049,133    $    -
           Cumulative effect of change
           in accounting principle            (1,694)    11,049,133      (.15)
                                             -------     ----------    ------
           Net loss                          ($1,671)    11,049,133    $ (.15)
                                             =======     ==========    ======

       Diluted Earnings per Share
       Income available to common
         stockholders:
           Income before cumulative
           effect of change in
           accounting principle             $     23     11,049,133    $    -
       Effect of Dilutive Securities:
           Options and warrants                    -         77,689         -
                                             -------     ----------    ------
           Income before cumulative effect
           of change in accounting
           principle                              23     11,126,822         -
           Cumulative effect of change
           in accounting principle            (1,694)    11,126,822      (.15 )
                                             -------     ----------    ------
           Net loss                          ($1,671)    11,126,822    $ (.15 )
                                             =======     ==========    ======

     For the year ended December 31, 2001:
       Basic Earnings per Share
       Income available to common
         stockholders:
           Income before cumulative
           effect of change in
           accounting principle              ($1,130)    11,049,133   $  (.10)
           Cumulative effect of change
           in accounting principle                 -     11,049,133         -
                                             -------     ----------    ------
           Net loss                          ($1,130)    11,049,133   $  (.10)
                                             =======     ==========    ======
       Diluted Earnings per Share
       Income available to common
         stockholders:
           Income before cumulative
           effect of change in
           accounting principle              ($1,130)    11,049,133    $ (.10)
       Effect of Dilutive Securities:
           Options and warrants                    -              -         -
                                             -------     ----------    ------
           Income before cumulative effect
           of change in accounting
           principle                          (1,130)    11,049,133      (.10)
           Cumulative effect of change
           in accounting principle                 -     11,049,133         -
                                             -------     ----------    ------
           Net loss                          ($1,130)    11,049,133    $ (.10)
                                             =======     ==========    ======


     Options to purchase 1,532,000 shares of common stock at prices ranging from $0.44 to $1.00 were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where the option exercise price exceeded the average market price per share for the period. Options to purchase 2,679,000 shares of common stock at prices ranging from $0.25 to $1.00 were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.


 10. Regulatory Capital Restrictions:
     --------------------------------
     Hallmark's 2002 and 2001 net income (loss) and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $436,135 and ($861,829), and $8,393,795 and $6,017,531, respectively. The minimum statutory capital and surplus required for Hallmark by the TDI is $2,000,000. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net income of the preceding calendar year. During 2002, Hallmark paid dividends to HFS of $600,000. Based on surplus at December 31, 2002, Hallmark could pay a dividend of up to $839,380 to HFS during 2003 without TDI approval. Although TDI has approved the payment of management fees, commissions and claims handling fees by Hallmark to HFS and affiliates, since the second half of 2000 Hallmark has chosen not to pay all of the commissions allowed to AHGA. Hallmark paid management fees of $242,500 to HFS during 2002 as compared to $50,000 in 2001.

     Effective December 31,1994, the NAIC requested property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and
     (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. The TDI adopted the Model Act during 1998. The Company's 2002 and 2001 adjusted capital under the RBC calculation exceeded the minimum TDI requirement by 142.9% and 79.9%, respectively.


 11. Stock Option Plans:
     -------------------
     The Company has two stock option plans for key employees, the 1991 Key Employee Stock Option Plan and the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1994 employee plan and the non-employee director plan is 239,000 and 675,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date.

     In accordance with APB 25, the Company has not recognized compensation expense for the stock options granted in 2001.

     Pursuant to Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation," a company may elect to continue expense recognition under APB 25, or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. The Company has elected to continue expense recognition pursuant to APB 25.

 A summary of the status of the Company's stock options as of December 31, 2002 and December 31, 2001 and the changes during the years ended on those dates is presented below:

                               __________2002_________  _________2001_________
                                  Number      Weighted     Number     Weighted
                               of Shares of    Average  of Shares of   Average
                                Underlying    Exercise   Underlying   Exercise
                                  Options      Prices      Options     Prices
                                  -------      ------      -------     ------
  Outstanding at beginning
    of the year                  2,679,000    $  0.49    2,431,500    $  0.47
  Granted                          200,000    $  0.43      250,000    $  0.69
  Exercised                              -    $     -            -    $     -
  Forfeited                       (500,000)   $  0.41       (2,500)   $  0.44
  Expired                                -    $     -            -    $     -
  Outstanding at end of year     2,379,000    $  0.50    2,679,000    $  0.49
  Exercisable at end of year     1,913,000    $  0.50    2,052,000    $  0.48

  Weighted-average fair value
    of all options granted                    $  0.22                 $  0.43


     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2002                 2001
                                     ----                 ----
     Expected Term                   5.00                 7.00
     Expected Volatility            53.37%               56.11%
     Risk-Free Interest Rate         4.91%                5.11%


     The following table summarizes information about stock options outstanding at December 31, 2002:

                   Options Outstanding                             Options Exercisable
                   -------------------                             -------------------
                         Number       Weighted Avg.                        Number
       Range of        Outstanding     Remaining        Weighted Avg.    Exercisable  Weighted Avg.
    Exercise Prices    at 12/31/02  Contr. Actual Life  Exercise Price   at 12/31/02  Exercise Price
    ---------------    -----------  ------------------  --------------   -----------  --------------
   $ .25  to  $ .70     2,228,000          5.3             $  .47         1,762,000      $  .46
   $ .71  to  $1.00       151,000          3.0             $ 1.00           151,000      $ 1.00
   $ .25  to  $1.00     2,379,000          5.2             $  .50         1,913,000      $  .50


 12. Retirement Plans
     ----------------
     Certain employees of the Commercial Lines Group were participants in a defined benefit cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

     The following tables provide detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions, and plan assets for the Retirement Plan as of and for the one month ending December 31, 2002 (in thousands):

                                                             1 month Ending
                                                                12/31/02
                                                                --------
      Assumptions (end of period)
      Discount rate used in determining benefit obligation         6.50%
      Rate of compensation increase                                 N/A

      Reconciliation of funded status (end of period):
      Vested benefit obligation                                $ (11,756)
      Accumulated benefit obligation                             (11,758)

      Projected benefit obligation                               (11,758)
      Fair value of plan assets                                   11,154
                                                                --------
      Funded status                                            $    (604)
      Unrecognized net obligation/(asset)                              -
      Unrecognized prior service cost                                  -
      Unrecognized actuarial (gain)/loss                             268
                                                                --------
      Prepaid/(accrued) pension cost                           $    (336)

      Changes in projected benefit obligation:
      Benefit obligation as of beginning of period             $  11,794
      Service cost                                                     -
      Interest cost                                                   64
      Plan amendments                                                  -
      Actuarial liability (gain)/loss                                 (4)
      Effect of curtailment (plan freeze)                              -
      Benefits paid                                                  (96)
                                                                --------
      Benefit obligation as of end of period                   $  11,758



                                                             1 month Ending
                                                                12/31/02
                                                                --------
      Change in plan assets:
      Fair value of plan assets as of beginning of period      $  11,446
      Actual return on plan assets (net of expenses)                (196)
      Employer contributions                                           -
      Benefits paid                                                  (96)
                                                                --------
      Fair value of plan assets as of end of period            $  11,154
                                                                --------

      Net periodic pension cost:
      Service cost - benefits earned during the period         $       -
      Interest cost on projected benefit obligation                   64
      Expected return on plan assets                                 (76)
      Amortizations
         Net obligation/(asset)                                        -
         Unrecognized prior service cost                               -
         Unrecognized (gain)/loss                                      -
                                                                --------
      Net periodic pension cost (credit)                       $     (12)

      Discount rate (beginning of year)                             6.50%
      Expected return on plan assets                                8.00%
      Rate of compensation increase                                  N/A


      As of December 31, 2002, the fair value of the plan assets was composed of cash and cash equivalents of $740,031, bonds and notes of $5,661,985 and equity securities of $4,752,031.

      The Company sponsors two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and the Company may contribute a discretionary amount each year. The Company's contribution for 2002 was $86,157. The Company did not make a contribution for 2001.


 13.  Income Taxes:
      -------------
      The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2002 and 2001, are as follows:

                                                          2002        2001
                                                       --------    ---------
           Deferred tax liabilities:
             Prepaid commission                       ( $ 1,442)    $      -
             Deferred policy acquisition costs        (     464)  (    1,343)
             Profit sharing commission                (     320)           -
             Agency relationship                      (     200)           -
             Goodwill                                 (       2)           -
             Other                                    (      25)  (       37)
                                                       --------    ---------
               Total deferred tax liabilities         ( $ 2,453)  ( $  1,380)
                                                       ========    =========
           Deferred tax assets:
             Unearned premiums                          $   476     $    352
             Loss reserve discounting, net of
               salvage and subrogation                      232          171
             Deferred ceding commissions                  2,304        1,084
             Pension liability                              223            -
             Net operating loss carryforward                109           33
             Allowance for bad debt                          92          147
             Other                                           71           51
                                                       --------    ---------
               Total deferred tax assets                $ 3,507      $ 1,838
                                                       ========    =========

            Net deferred tax asset                      $ 1,054      $   458
            Valuation allowance                              33           33
                                                       --------    ---------
               Net deferred tax asset                   $ 1,021      $   425
                                                       ========    =========

 A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $33,000 at December 31, 2002 and December 31, 2001. The valuation allowance is provided against a net operating loss carryforward subject to limitations on its utilization. Based on the evidence available as of December 31, 2002, management believes that it is more likely than not that the remaining net deferred tax assets will be realized. However, this assessment may change during 2003 if the Company's financial results do not meet management's current expectations.

 The deferred tax asset at December 31, 2002 includes $642,130 of net deferred tax asset in relation to the purchase of Millers GA, FAR and ELM where an election under Internal Revenue Code Section 338(h)(10) is considered that would, if made, cause the tax basis of the assets acquired to increase from historical carrying value to fair market value, resulting in some amount of tax deductible goodwill. The balance of the deferred tax asset as of the date of acquisition would be reduced to zero with a corresponding increase to goodwill.

 A reconciliation of the income tax provisions (in thousands) based on the prevailing corporate tax rate of 34% to the provision reflected in the consolidated financial statements for the years ended December 31, 2002 and 2001, is as follows:

                                                          2002        2001
                                                       --------    ---------
      Computed expected income tax provision
        (benefit) at statutory regulatory tax rate       $   12   (   $  569)
      Amortization of excess cost over
        net assets acquired                                   -           54
      Meals and entertainment                                 1            2
      Other                                                   -   (       31)
                                                       --------    ---------
      Income tax provision (benefit)                     $   13   (   $  544)
                                                       ========    =========

      Current income tax benefit                      (  $   32)  (   $  688)
      Deferred tax provision                                 45          144
                                                       --------    ---------
      Federal income tax provision (benefit)             $   13   (   $  544)
                                                       ========    =========

 The Company has available, for federal income tax purposes, unused net operating losses of $96,000 at December 31, 2002, which may be used to offset future taxable income. The Internal Revenue Code generally has provided for a three-year carryback and a 15-year carryforward of operating losses. Effective with tax years beginning September 1997, the carryback and carryforward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. In March 2002, a change in federal tax law was passed that allows for net operating losses generated in 2001 and 2002 to be carried back five years, rather than two. The net operating losses (in thousands) will expire, if unused, as follows:

          Year
          ----
          2003                                        96
                                                 -------
                                                $     96
                                                 =======


 14.  Commitments and Contingencies:
      ------------------------------
 The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2008. Certain of these leases contain renewal options. Rental expense amounted to $758,474 and $605,912 for the years ended December 31, 2002 and 2001, respectively.

  Future minimum lease payments (in thousands) under noncancellable operating leases as of December 31, 2002 are as follows:

          Year
          ----
          2003                                  $  1,124
          2004                                     1,152
          2005                                     1,153
          2006                                     1,110
          2007                                     1,047
          2008 and thereafter                        947
                                                 -------
          Total minimum lease payments          $  6,533
                                                 =======

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, the Company capitalizes the assessments, as they are paid, and amortizes the capitalized balance against its premium tax expense. There were no assessments during 2002. However the Company has accrued $50,000 in anticipation of an assessment for 2002. On December 31, 2001, the Company was assessed $72,692 for 2001.


 15. Concentrations of Credit Risk:
     ------------------------------
     The Company maintains cash equivalents in accounts with two financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of the depository institutions regularly, and management does not believe excessive risk of depository institution failure exists at December 31, 2002.

     The Company's reinsurance coverage has been provided by one company (Dorinco) since July 1, 2000.

     Funding for the majority of HFC's premium finance activities is provided by one unaffiliated third party.


 16. Acquisition of Millers GA, ELM and FAR:
     ---------------------------------------
     On  December 3,  2002, the  Company acquired  from  Millers all  of  the outstanding stock of two inactive subsidiaries, ELM and FAR. The Company simultaneously acquired from MIC, an indirect subsidiary of Millers, all of the outstanding stock of Millers GA, an active Texas managing general agency, as well as certain contracts and fixed assets. The effective date of the transactions was December 1, 2002. The results of Millers GA, ELM and FAR are included in the Company's consolidated results of operations for the period December 1, 2002 through December 31, 2002.

     The aggregate purchase price for the acquired subsidiaries and assets was $2,580,000, consisting of $2,100,000 in cash and Millers GA assumption of $480,000 in debt owed by MIC to Phoenix, another indirect subsidiary of Millers. The purchase price was determined through arms-length negotiations between the Company and Millers. The Company funded the cash portion of the purchase price from an interim financing facility previously provided by Newcastle Partners, L.P., an affiliate of Mark E. Schwarz, Chairman of the Board of the Company.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                             At December 1, 2002
                                (In Thousands)

             Current assets                             $  5,234
             Furniture, fixtures and equipment               522
             Deferred tax asset, net                         547
             Other non-current assets                        803
             Intangible assets                               543
             Goodwill                                      2,434
                                                         -------
             Total assets acquired                        10,083
                                                         -------
             Current liabilities                           7,635
             Additional minimum pension liability            348
                                                         -------
             Total liabilities assumed                     7,983
                                                         -------
             Net assets acquired                        $  2,100
                                                         =======

     The acquired intangible assets of  $542,580 represent the estimated fair
     value of  Millers GA  relationship with its  independent agents.   These
     assets are being amortized over twenty years.

     The  Company is  considering  an election  under  Internal Revenue  Code section 338 (h) (10) that would, if made, cause the tax basis of the assets acquired to increase from historic carrying value to fair market value, resulting in some amount of tax deductible goodwill. The balance of the deferred tax asset as of the date of acquisition would be reduced to zero with a corresponding increase to goodwill.

     The unaudited pro forma consolidated historical results, as if Millers GA, ELM and FAR had been acquired at the beginning of 2002 and 2001, respectively, are estimated to be:


            (In thousands, except per share data)         2002        2001
                                                       --------    ---------
        Revenues                                        $36,674      $31,432
        Income (loss) before cumulative effect
          of change in accounting principle                $253      ($1,253)
        Net income                                     ($ 1,441)     ($1,253)
        Earnings per share-
        Basic and Diluted                                ($0.13)      ($0.11)


     The pro forma results include amortization of the intangibles presented above and interest expense on debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.


 17. Subsequent Event:
     -----------------
     As discussed in Note 5, the Company purchased the Millers Note on November 1, 2002. In lieu of immediate foreclosure of the collateral securing the Millers Note, the Company agreed to accept all of the outstanding capital stock of Phoenix in satisfaction of $7,000,000 of the outstanding balance of the Millers Note. The transaction was approved by the Arizona Department of Insurance on January 27, 2003 to be effective January 1, 2003. As a result, Phoenix became a wholly-owned subsidiary of the Company as of January 1, 2003. As of the filing date of this report, the Company has not finalized Phoenix's purchase price allocation, and the audit of Phoenix's 2002 financial statements has not been completed.

     Effective February 28, 2003, the Company sold its four Hallmark Agencies offices (Amarillo, Corpus Christi, Lubbock and Lancaster) for a total purchase price of $231,356 to three unaffiliated third parties. The Company received cash of $166,178 and is due the remaining $65,178 during 2003.