Form 10QSB
period 2003-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2003-05-15
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003

                        Commission file number 0-16090

                      Hallmark Financial Services, Inc.
                      ---------------------------------
      (Exact name of small business issuer as specified in its charter)


                Nevada                                 87-0447375
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)                Identification No.)

     14651 Dallas Parkway, Suite 900 Dallas, Texas         75254
     ---------------------------------------------       ---------
       (Address of principal executive offices)          (Zip Code)


    Issuer's telephone number, including area code:  (972) 404-1637

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No


                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 11,170,800 shares outstanding as of May 12, 2003.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                   INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets (unaudited) at                      3
 March 31, 2003 and December 31, 2002

 Consolidated Statements of Operations (unaudited) for           4
 the three months ended March 31, 2003 and March 31, 2002

 Consolidated Statements of Cash Flows (unaudited) for           5
 the three months ended March 31, 2003 and March 31, 2002

 Notes to Consolidated Financial Statements                      6
 (unaudited)

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                               (In thousands)
                         ---------------------------
                                                      March 31    December 31
                    ASSETS                              2003          2002
                    ------                           ----------    ----------
 Investments:
    Debt securities, available-for-sale,
      at market value                               $    16,001   $     7,679
    Equity securities, available-for-sale,
      at market value                                     2,251           122
    Short-term investments, available-for-sale,
      at market value                                     4,831         8,927
                                                     ----------    ----------
             Total investments                           23,083        16,728

 Cash and cash equivalents                               26,774         8,453
 Restricted cash                                          1,088         1,072
 Prepaid reinsurance premiums                             8,764         8,550
 Receivable from lender for financed premiums
   (net of allowance for doubtful accounts of
   $124 in 2003 and $115 in 2002)                        12,564        11,593
 Premiums receivable                                      2,765         1,012
 Accounts receivable                                      2,869         2,129
 Prepaid agent commission                                 4,243         3,899
 Reinsurance recoverable                                 18,678        12,929
 Deferred policy acquisition costs                        2,192         1,367
 Excess of cost over net assets acquired                  4,883         5,171
 Intangible assets                                          534           540
 Note receivable                                              -         6,500
 Current federal income tax recoverable                       -            33
 Deferred federal income taxes                            4,386         1,021
 Other assets                                             1,831         1,832
                                                     ----------    ----------
                                                    $   114,654   $    82,829
                                                     ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                    $     1,565   $     1,803
   Note payable to related party                          8,600         8,600
   Net advances from lender for financed premiums        10,235        10,905
   Unpaid losses and loss adjustment expenses            34,186        17,667
   Unearned premiums                                     20,410        15,551
   Reinsurance balances payable                           4,041         3,764
   Unearned revenue                                       7,715         6,872
   Accrued agent profit sharing                             174           450
   Accrued ceding commission payable                      2,412         2,536
   Pension liability                                        604           604
   Current federal income tax payable                       483             -
   Accounts payable and other accrued expenses            7,100         5,542
                                                     ----------    ----------
                                                         97,525        74,294
                                                     ----------    ----------
 Stockholders' equity:
    Common stock, $.03 par value, authorized
     100,000,000 shares; issued 11,856,610
     shares at March 31, 2003 and 11,855,610
     shares at December 31, 2002                            356           356
    Capital in excess of par value                       10,725        10,875
    Retained (deficit) earnings                           7,067        (1,491)
    Accumulated other comprehensive loss                   (127)         (162)
    Treasury stock, 689,810 shares at
      March 31, 2003 and 806,477 shares
      at December 31, 2002, at cost                        (892)       (1,043)
                                                     ----------    ----------
             Total stockholders' equity                  17,129         8,535
                                                     ----------    ----------
                                                    $   114,654   $    82,829
                                                     ==========    ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                  (In thousands, except earnings per share)
                        ----------------------------
                                                       Three Months Ended
                                                             March 31
                                                     ------------------------
                                                        2003          2002
                                                     ----------    ----------
  Revenues:
    Gross premiums earned                           $    20,353   $    12,312
    Ceded premiums earned                                (8,015)       (8,164)
                                                     ----------    ----------
        Net premiums earned                              12,338         4,148

  Investment income, net of expenses                        194           126
  Finance charges                                         1,253           655
  Commission income                                       3,350            -
  Processing and service fees                             1,308           143
  Other income                                              277            76
                                                     ----------    ----------
         Total revenues                                  18,720         5,148
                                                     ----------    ----------
  Losses and expenses:
    Losses and loss adjustment expenses                  14,060         8,033
    Reinsurance recoveries                               (5,170)       (4,784)
                                                     ----------    ----------
         Net losses and loss adjustment expenses          8,890         3,249

  Acquisition costs, net                                   (251)         (419)
  Other acquisition and underwriting expenses
    (net of ceding commission of $2,206 in 2003
    and $2,240 in 2002)                                   8,240         1,363
  Operating expenses                                        781           451
  Interest expense                                          443           205
  Amortization of intangible assets                           7             -
                                                     ----------    ----------
      Total benefits, losses and expenses                18,110          4,849
                                                     ----------    ----------

  Income from operations before federal income
    taxes, cumulative effect of change in
    accounting principle and extraordinary gain             610           299

  Federal income tax expense                                207           104
                                                     ----------    ----------
  Income before cumulative effect of change in
    accounting principle and extraordinary gain     $       403   $       195
      Cumulative effect of change
        in accounting principle                               -        (1,694)
      Extraordinary gain                                  8,152             -
                                                     ----------    ----------
                Net income (loss)                   $     8,555   $    (1,499)
                                                     ==========    ==========

  Basic earnings per share (11,166,800 shares
    outstanding in 2003 and 11,049,133 shares
    outstanding in 2002):
       Income before cumulative effect of
         change in accounting principle and
         extraordinary gain                         $      0.04   $      0.02
         Cumulative effect of change in
           accounting principle                               -         (0.16)
         Extraordinary gain                                0.73             -
                                                     ----------    ----------
         Net income (loss)                          $      0.77   $     (0.14)
                                                     ==========    ==========

  Diluted earnings per share (11,444,911 shares
    in 2003 and 11,251,500 shares in 2002):
       Income before cumulative effect of
         change in accounting principle and
         extraordinary gain                         $      0.04   $      0.02
         Cumulative effect of change in
           accounting principle                               -         (0.15)
         Extraordinary gain                                0.71             -
                                                     ----------    ----------
         Net income (loss)                          $      0.75   $     (0.13)
                                                     ==========    ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                          ----------------------------

                                                        Three Months Ended
                                                            March 31
                                                     ------------------------
                                                        2003          2002
                                                     ----------    ----------
 Cash flows from operating activities:
    Net income (loss)                               $     8,555   $    (1,499)

 Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
    Cumulative effect of change
      in accounting principle                                 -         1,694
    Extraordinary gain on acquisition of subsidiary      (8,152)            -
    Depreciation and amortization expense                   159            40
    Change in deferred federal income taxes                   -            86
    Change in prepaid reinsurance premiums                 (175)         (345)
    Change in premiums receivable                            (8)         (402)
    Change in accounts receivable                          (740)            -
    Change in deferred policy acquisition costs            (825)         (420)
    Change in unpaid losses and loss
      adjustment expenses                                 1,132        (1,987)
    Change in unearned premiums                           1,264         1,602
    Change in unearned revenue                              843             -
    Change in accrued agent profit sharing                 (393)            -
    Change in reinsurance recoverable                     4,655         2,201
    Change in reinsurance balances payable                  959           801
    Change in excess of cost over
      net assets acquired                                   288             -
    Change in current federal income tax
      payable/recoverable                                   516            19
    Change in accrued ceding commission payable            (124)       (3,090)
    Change in all other liabilities                         642           429
    Change in all other assets                              331           167
                                                     ----------    ----------
           Net cash provided by (used in)
             operating activities                         8,927          (704)
                                                     ----------    ----------
 Cash flows from investing  activities:
    Purchases of property and equipment                    (203)          (46)
    Cash of acquired company                              6,944             -
    Premium finance notes originated                    (10,896)      (13,090)
    Premium finance notes repaid                          9,925        12,166
    Change in restricted cash                               (16)          297
    Purchases of debt securities                              -        (3,000)
    Maturities and redemptions of
      investment securities                                 114            77
    Purchase of short-term investments                      (16)       (7,996)
    Maturities of short-term investments                  4,450        14,242
                                                     ----------    ----------
       Net cash provided by investing activities         10,302         2,650
                                                     ----------    ----------
 Cash flows from financing activities:
    Net advances from lender                              (670)           10
    Repayment of borrowings                               (238)            -
                                                     ----------    ----------
         Net cash (used in) provided
           by financing activities                         (908)           10
                                                     ----------    ----------
 Increase in cash and cash equivalents                   18,321         1,956
 Cash and cash equivalents at beginning of period         8,453         5,533
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $    26,774   $     7,489
                                                     ==========    ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

 Item 1.  Notes to Consolidated Financial Statements (Unaudited).


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (the "Company") as of March 31, 2003 and the consolidated results of operations and cash flows for the periods presented. The accompanying financial statements have been prepared by the Company without audit.

     Certain  information  and disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2002 for a description of accounting policies and certain other disclosures. Certain items in the 2002 interim financial statements have been reclassified to conform to the 2003 presentation.

     The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

 Recently Adopted Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The Statement amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS 148. See further discussion in Note 6.


 Note 2 - Reinsurance

     American Hallmark Insurance Company of Texas ("Hallmark") is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by American Hallmark General Agency ("AHGA") and underwritten by State & County. Under a separate retrocession agreement effective July 1, 2000 between Hallmark and Dorinco Reinsurance Company ("Dorinco"), Hallmark may, with the consent of Dorinco, elect on a quarterly basis to retain 30% to 45% of the underwriting risk. Hallmark currently retains 45% of the premium and losses assumed from State and County, retroceding 55% of the premium and losses to Dorinco. In addition, Dorinco unconditionally guarantees Hallmark's obligation to State & County.

     Effective April 1, 2001, the Company's reinsurance agreement with Dorinco was amended to include a provision whereby the Company retains 100% of losses in a loss ratio corridor of a threshold of 65% to a ceiling of 77% on policies effective after April 1, 2001. As of July 1, 2001, the ceiling of the loss ratio corridor was increased to 80% on policies effective on or after that date. Dorinco and the Company executed an agreement effective July 1, 2001, that among other things, imposes on the Company additional financial and operational covenants under the Dorinco reinsurance agreements (including additional surplus requirements, rate increases and cancellation provisions), provides remedies for the breach of such covenants and grants to Dorinco certain options to maintain or increase the level of its reinsurance of Hallmark policies. Effective October 1, 2002, Dorinco modified the reinsurance agreement with improved terms, including increasing the threshold of the loss corridor to 65.5% and lowering the ceiling to 75.5%.

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


 Note 3 - Intangible Assets

      When Hallmark, AHGA, Hallmark Finance Corporation ("HFC") and Hallmark Claim Service, Inc. ("HCS") were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill. Prior to 2002, this goodwill was amortized on a straight-line basis over forty years.
  Other intangible assets consisted of a trade name, a managing general agent's license and non-compete agreements, all of which were fully amortized.

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

     Pursuant to SFAS 142, the Company identified two components of goodwill and assigned the carrying value of these components into two reporting units: the insurance company reporting unit and the finance company reporting unit. During 2002, the Company completed the two step process prescribed by SFAS 142 for testing for impairment and determining the amount of impairment loss related to goodwill associated with these two reporting units. Accordingly, during 2002, the Company recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $1.7 million to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings has no tax impact. This goodwill adjustment was made during the fourth quarter of 2002, but is required to be disclosed in the first quarter of 2002 for comparative purposes.


 Note 4 - Acquisitions

     On January 27, 2003, the Company received final approval from the Arizona Department of Insurance ("AZDOI") for the acquisition of Phoenix Indemnity Insurance Company ("Phoenix"), effective as of January 1, 2003. The acquisition of Phoenix expanded the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of New Mexico and Arizona. The results of operations of Phoenix are included in the Consolidated Statement of Operations from the effective date of the acquisition (January 1, 2003). The pro forma information for the corresponding prior period is not provided as it is not practicable to obtain.

     The acquisition of Phoenix was accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement requires that the Company estimate the fair value of assets acquired and liabilities assumed by the Company as of the date of the acquisition. In accordance with the application of SFAS 141, the Company recognized an extraordinary gain of $8.2 million from the acquisition of Phoenix in its Consolidated Statement of Operations for the three months ending March 31, 2003.


 Note 5 - Segment Information

     The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines group are an authorized Texas property and casualty insurance company, Hallmark; an authorized Arizona property and casualty insurance company, Phoenix; a managing general agency, AHGA; a premium finance company, HFC; and a claims administrator, HCS. Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are a managing general agency, Millers General Agency, Inc. ("Millers GA"); a financial administrative service company, Financial and Actuarial Resources, Inc. ("FAR"); and a third party claims administrator, Effective Claims Management, Inc. ("ECM"), formerly known as Effective Litigation Management.

     The following is additional business segment information for the three months ended March 31 (in thousands):

                                   2003            2002
                                 -------         -------
       Revenues
       --------
   Personal Lines Group         $ 14,033        $  5,148
   Commercial Lines Group          4,687               -
                                 -------         -------
       Consolidated             $ 18,720        $  5,148
                                 =======         =======

       Pre-tax Income
       --------------
   Personal Lines Group         $    948        $    274
   Commercial Lines Group            300               -
   Corporate                        (638)             25
                                 -------         -------
       Consolidated             $    610        $    299
                                 =======         =======



 Note 6 - Stock-based Compensation

     At March 31, 2003, the Company had two stock-based employee compensation plans for employees and a non-qualified plan for non-employee directors, which are described more fully in Note 11 to the Form 10KSB for December 31, 2002. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                  3 Months Ended
                                                     March 31
     (in thousands)                             2003            2002
                                              -------         -------
     Net income (loss) as reported           $  8,555        $ (1,499)

     Add: Stock-based employee compensation
     expenses included in reported net
     income, net of related tax effects             -               -

     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects            (9)             (8)
                                              -------         -------
     Pro forma net income (loss)             $  8,456        $ (1,507)
                                              =======         =======
     Earnings per share:
       Basic-as reported                     $   0.77        $  (0.14)
                                              =======         =======
       Basic-pro forma                       $   0.77        $  (0.14)
                                              =======         =======
       Diluted-as reported                   $   0.75        $  (0.13)
                                              =======         =======
       Diluted-pro forma                     $   0.75        $  (0.13)
                                              =======         =======


 Note 7 - Earnings per Share

 The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per-share computations (in thousands, except number of shares) as required by SFAS No. 128 is presented below:

                                                Income       Shares    Per-Share
                                             (Numerator) (Denominator)  Amount
                                              ---------   -----------   ------
 For the three months ended March 31, 2003:
   Basic Earnings per Share
   Income available to common stockholders:
     Income before cumulative effect of
       change in accounting principle        $    403     11,166,800   $  0.04
     Cumulative effect of change in
       accounting Principle                         -     11,166,800         -
     Extraordinary gain                         8,152     11,166,800      0.73
                                              -------                   ------
     Net income                              $  8,555     11,166,800   $  0.77
                                              =======                   ======

   Diluted Earnings per Share
   Income available to common stockholders:
     Income before cumulative effect of
       change in accounting principle        $    403     11,166,800   $  0.04
   Effect of Dilutive Securities:
     Options and warrants                           -        278,111         -
                                              -------                   ------
     Income before cumulative effect of
       change in accounting principle             403     11,444,911      0.04
     Cumulative effect of change in
       accounting Principle                         -     11,444,911         -
     Extraordinary gain                         8,152     11,444,911      0.71
                                              -------                   ------
     Net income                              $  8,555     11,444,911   $  0.75
                                              =======                   ======

 For the three months ended March 31, 2002:
   Basic Earnings per Share
   Income available to common stockholders:
     Income before cumulative effect of
       change in accounting principle        $    195     11,049,133   $  0.02
     Cumulative effect of change in
       accounting principle                    (1,694)    11,049,133     (0.16)
     Extraordinary gain                             -     11,049,133         -
                                              -------                   ------
     Net loss                                $ (1,499)    11,049,133   $ (0.14)
                                              =======                   ======

  Diluted Earnings per Share
  Income available to common stockholders:
    Income before cumulative effect of
      change in accounting principle         $    195    11,049,133    $  0.02
  Effect of Dilutive Securities:
    Options and warrants                            -       202,367          -
                                              -------                   ------
   Income before cumulative effect of
     change in accounting principle               195    11,251,500       0.02
   Cumulative effect of change in
     accounting principle                      (1,694)   11,251,500      (0.15)
   Extraordinary gain                               -    11,251,500          -
                                              -------                   ------
   Net loss                                  $ (1,499)   11,251,500    $ (0.13)
                                              =======                   ======

 Options to purchase 771,000 shares of common stock at prices ranging from $0.65 to $1.00 and options to purchase 477,550 shares of common stock at prices ranging from $0.69 to $1.00 were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where the option exercise price exceeded the average market price per share for the period.


 Note 8 - Comprehensive Income

 A reconciliation between net income and total comprehensive income for the three months ended March 31, 2003 and 2002, respectively, is provided (in thousands) in the table below:

                                               March           March
                                                2003            2002
                                              -------         -------

    Net income (loss)                        $  8,555        $ (1,499)
         Unrealized gains/losses on fixed
          maturities available for sale            35               -
                                              -------         -------
    Total comprehensive income (loss)        $  8,590        $ (1,499)
                                              =======         =======


 A reconciliation of the change in accumulated other comprehensive loss as of March 31, 2003 and December 31, 2002 is provided (in thousands) in the table below:

                                                           March      Dec.
                                                           2003       2002
                                                          ------     ------
 Accumulated other compr. loss at beginning of period:   $  (162)   $     -
   Unrealized gains/losses on fixed maturities
     available for sale                                       35          -
   Change in additional minimum pension liability              -       (162)
                                                          ------     ------
 Accumulated other comprehensive loss                    $  (127)   $  (162)
                                                          ======     ======


 Item 2.  Management's Discussion and Analysis or Plan of Operation.

     Introduction. HFS and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing, underwriting and premium financing of non-standard automobile insurance primarily in Texas, Arizona, and New Mexico, marketing of commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, and other insurance related services.

     On January 27, 2003, the Company received final approval from the AZDOI for the acquisition of Phoenix, effective as of January 1, 2003. The acquisition of Phoenix expanded the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of New Mexico and Arizona.

     The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group").

     The Personal Lines Group provides non-standard automobile liability and physical damage insurance through Hallmark and Phoenix for drivers who do not qualify for or cannot obtain standard-rate insurance. Hallmark assumes 100% of the premium and losses on business produced by its affiliated managing general agency, AHGA through a reinsurance arrangement with an unaffiliated company State & County. Under a separate retrocession agreement, Hallmark retains 45% of the premium and losses assumed from State and County and retrocedes 55% of the premium and losses to its principal reinsurer, Dorinco. HFC finances Hallmark's annual and six-month policy premiums through its premium finance program. AHGA manages the marketing of Hallmark policies through independent agents. HCS provides claims adjustment, salvage, subrogation recovery and litigation services to Hallmark. Phoenix underwrites non-standard auto insurance produced by independent agents appointed by the company and retains 100% of the premium and losses for the business it writes.

     The Commercial Lines Group, through Millers GA, markets commercial insurance policies through independent agents. Millers GA produces policies on behalf of Clarendon National Insurance Company ("CNIC") under a general agency agreement where it receives a commission based on the premium written with CNIC. FAR provides financial and administrative services to Millers GA and an unaffiliated third party. ECM provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services on behalf of CNIC and another unaffiliated third party.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

     On a consolidated basis, the Company's total cash, cash equivalents and investments (excluding restricted cash) at March 31, 2003 and December 31, 2002 were $49.9 million and $25.2 million, respectively. The Company's liquidity increased during the first quarter of 2003 as compared to December 31, 2002 principally as a result of the acquisition of Phoenix which increased cash and investments of $22.8 million. The remaining increase of $1.9 million is attributable to Hallmark's increased level of retention of business under its retrocession agreement with Dorinco coupled with improved underwriting results driven by loss ratio improvements.

     Net cash provided by the Company's consolidated operating activities was $8.9 million for the first quarter of 2003 compared to net cash used by operating activities of $0.7 million for the first quarter of 2002. The acquisition of Phoenix effective January 1, 2003 and the acquisition of the Commercial Lines Group effective December 1, 2002 played a significant role in the Company's increased cash flow from operations. Additionally, improved underwriting results have further contributed to the Company's cash flow from operations.

     Cash provided by investing activities during the first quarter of 2003 increased $7.7 million as compared to the first quarter of 2002. The acquisition of Phoenix produced a net cash increase of $6.9 million. The remaining increase was primarily attributable to maturities of short-term investments during the first quarter of 2003.

     Cash used in financing activities increased by $0.9 million in the first quarter of 2003 as compared to the same period of 2002 due to a decrease in net advances from the Company's premium finance lender and the repayment of notes payable to Dorinco during the first quarter of 2003.

     HFS is dependent on dividend payments and management fees from its insurance companies and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of March 31, 2003, cash and invested assets of HFS were $0.3 million. Cash and invested assets of non-insurance subsidiaries were $0.9 million as of March 31, 2003. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commission of Insurance, to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2003, Hallmark's ordinary dividend capacity is $0.8 million. Hallmark paid $0.2 million of dividends to HFS during the first quarter of 2003. Phoenix, domiciled in
 Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the AZDOI. During 2003, Phoenix's ordinary dividend capacity is $0.6 million. Phoenix paid $0.15 million of dividends to HFS during the first quarter of 2003.

     The Texas Department of Insurance ("TDI") regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations required TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all the commissions or management fees. Hallmark paid only nominal management fees to HFS during the first quarter of 2002 and did not pay any management fees to HFS during the first quarter of 2003.

     The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations required AZDOI's approval of management and expense sharing contracts and similar transactions. Although the AZDOI has approved payments of management fees to HFS, management has elected to not pay a management fee to HFS in the first quarter of 2003.

     At March 31, 2003, Hallmark reported statutory capital and surplus of $8.4 million, unchanged as compared to December 31, 2002. Hallmark reported a statutory net income of $0.3 million during the first quarter of 2003 and paid dividends of $0.2 million to HFS during the same quarter. Hallmark's premium-to-surplus ratio for the twelve months ended March 31, 2003 was increased to 2.78 to 1, as compared to 2.63 for the twelve months ended December 31, 2002, primarily as a result of increases in its retention of underwriting risk in the second and fourth quarters of 2002. The minimum statutory capital and surplus required for Hallmark by the TDI is $2,000,000. Hallmark's statutory capital and surplus as of March 31, 2003 exceeds the minimum requirements by 322%.

     At March 31, 2003, Phoenix reported statutory capital and surplus of $10.3 million, up from $10.1 million at December 31, 2002. Phoenix reported a de minimis statutory net loss during the first quarter of 2003, paid $0.15 million in dividends to HFS during the first quarter of 2003 and reversed certain previously non-admitted receivables. Phoenix's premium-to-surplus ratio for the twelve months ended March 31, 2003 was 2.52 to 1. The minimum statutory capital and surplus required for Phoenix by the AZDOI is $1.5 million. Phoenix's statutory capital and surplus as of March 31, 2003 exceeds the minimum requirements by 587%.

     The  Company believes  that  it has  sufficient  liquidity to  meet  its ongoing insurance, operational and capital expenditure needs for the foreseeable future. However, management is continuing to investigate opportunities for future growth and additional capital may be required to fund expansion of the Company. Further, the acquisitions of the Commercial Lines Group and Phoenix were financed by a bridge loan from Newcastle Partners, L.P. ("Newcastle"), an affiliate of the Company's Chairman of the Board of Directors and Chief Executive Officer, Mark E. Schwarz. The Company has previously announced its intention to retire this debt through a rights offering of its common stock to its existing shareholders during 2003. If the Company is unable to complete the rights offering, reschedule payment of the bridge loan from Newcastle, or find alternative methods to reduce the bridge loan debt, the Company may be unable to repay the bridge loan when it matures in the fourth quarter of 2003.


 Results of Operations

     Net income before cumulative effect of change in accounting principle and extraordinary gain was $0.4 million for the quarter ended March 31, 2003, compared to $0.2 million for the quarter ended March 31, 2002. The improvement in operating earnings for the first quarter of 2003 compared to the first quarter of 2002 reflects improved loss ratios of the Personal Lines Group (including the acquisition of Phoenix) and the acquisition of the Commercial Lines Group.

     The following is additional business segment information for the three months ended March 31 (in thousands):


                                   2003            2002
                                 -------         -------
       Revenues
       --------
   Personal Lines Group         $ 14,033        $  5,148
   Commercial Lines Group          4,687               -
                                 -------         -------
       Consolidated             $ 18,720        $  5,148
                                 =======         =======

       Pre-tax Income
       --------------
   Personal Lines Group         $    948        $    274
   Commercial Lines Group            300               -
   Corporate                        (638)             25
                                 -------         -------
       Consolidated             $    610        $    299
                                 =======         =======

     A.M. Best is a rating agency which offers comprehensive data to insurance professionals and is the world's oldest and most authoritative source of insurance company ratings and information. Its Best's Ratings are the industry's standard measure of insurer financial performance. In April 2003, A. M. Best upgraded Hallmark's rating from C+ to B- and upgraded Phoenix from D to B-.


 Personal Lines Group

     Gross premiums written (prior to reinsurance) for the first quarter of 2003 increased 56%, and net premiums written (after reinsurance) increased 147%, in relation to the same period in 2002. The increase in gross premiums written and net premiums written is principally due to the acquisition of Phoenix effective January 1, 2003, which contributed $6.6 million to gross and net premiums written. The disproportionate increase between gross premiums written and net premiums written is attributable to
 (i) Hallmark's increased retention of underwriting risk from 35% during the first quarter of 2002 to 45% during the first quarter of 2003, and (ii) the acquisition of Phoenix, which does not cede any current portion of its written premiums. Hallmark's ability to increase its risk retention during the past twelve months is directly related to its improved underwriting results which have generated increased statutory surplus and a capital contribution made by HFS to Hallmark in the fourth quarter of 2002. Under its current reinsurance agreement with Dorinco, Hallmark is at its maximum risk retention of 45%.

     Gross premiums earned (prior to reinsurance) for the first quarter of 2003 increased 65%, and net premiums earned (after reinsurance) increased 197%. The increase in gross premiums earned and net premiums earned is principally due to the acquisition of Phoenix effective January 1, 2003 which contributed $6.1 million to gross and net premiums earned. The disproportionate increase between gross premiums earned and net premiums earned is attributable to Hallmark's increased retention of underwriting risk and the acquisition of Phoenix..

     Finance charges of $1.2 million for the first quarter of 2003 increased 85% ($0.6 million) from the same quarter of 2002. Finance charges are composed of two components: premium finance note interest and direct bill fee income. The increase in finance charges is principally due to $0.5 million in direct bill fee income from Phoenix for the first quarter of 2003.

     Processing and service fees represent fees earned on processing and servicing contracts with unaffiliated managing general agencies ("MGAs"). Processing and service fees declined 77% as a result of the discontinuation of all unaffiliated MGA programs.

     Other income increased $0.2 million as a result of the sale of all four retail captive insurance offices of the Company effective February 28, 2003. The four offices were sold for a total purchase price of $0.2 million.

      Incurred loss ratios prior to and after reinsurance, for the quarter ended March 31, 2003 were approximately 69.1% and 72.1%, respectively, as compared to 65.2% prior to and 78.3% after reinsurance for the same period of 2002. The converse movements of the loss ratios prior to and after reinsurance are the result of the acquisition of Phoenix, which does not reinsure any of its current primary underwriting risk. Phoenix's loss ratios prior to and after reinsurance were 69.1% and 69.5%, respectively for the first quarter of 2003. Hallmark's incurred loss ratios prior to and after reinsurance for the first quarter of 2003 were 69.1% and 74.5%, respectively. Hallmark's improvement in its loss ratio after reinsurance is primarily the result of increases in net premiums earned due to the Company's increased retention from 35% to 45%, which lessens the impact of loss corridor amounts (as discussed in Note 2).

     Acquisition costs, net represents the amortization of acquisition costs (and credits) deferred over the past twelve months and the deferral of acquisition costs (and credits) incurred in the current period. The $0.2 million decrease in acquisition costs, net is primarily due to the combined effect of a (i) decrease in ceding commission income as Hallmark retains more underwriting risk and (ii) the acquisition of Phoenix which deferred a percentage of its net acquisition costs during the first quarter of 2003.

     Other acquisition and underwriting expenses increased $2.5 million during the first quarter of 2003 as compared to the same period of 2002. Expenses increased approximately $2.2 million due to the acquisition of Phoenix. Approximately $0.3 million of the increase is attributable to increased variable costs such as commissions, front fees and premium taxes as a result of increased premium volume of Hallmark.


 Commercial Lines Group

     Commission income represents net commissions earned by the Commercial Lines Group on insurance policies serviced by Millers GA for CNIC. This $3.4 million was a new source of revenue for the Company as a result of the acquisition of the companies in the Commercial Lines Group in December 2002.

     Processing and service fees represent fees earned by FAR and ECM for claims and accounting administration for CNIC and another unaffiliated third party. This $1.3 million was a new source of revenue as a result of the acquisition of the companies in the Commercial Lines Group in December 2002.


     Other acquisition and underwriting expenses of $4.4 million represent the expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which is independent agent commissions.


 Corporate

     Operating expenses include expenses related to general corporate overhead. Operating expenses increased $0.3 million during the first quarter of 2003 as compared to the same period of 2002. The majority of this increase is related to legal and consulting fees associated with acquisitions and other corporate matters. Additionally, the shift in management structure from 2002 to 2003 has increased salaries and other overhead during the first quarter of 2003.

     Interest expense increased $0.2 million during the first quarter of 2003 as compared to 2002. This increase is related to the interest expense on the note payable to Newcastle. This note payable was used to finance the acquisition of the Commercial Lines Group and Phoenix.


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

               (b) Reports on Form 8-K.  The registrant filed a current
                   report on Form 8-K on January 27, 2002, disclosing its acquisition of Phoenix Indemnity Insurance Company. The registrant filed an amended current report on Form 8-K/A on February 14, 2003, providing financial statements required in connection with its acquisition of Millers GA, FAR, and ECM, formerly known as Effective Litigation Management. The registrant filed a current report on March 14, 2003, disclosing its fourth quarter and year ended earnings for December 31, 2002.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HALLMARK FINANCIAL SERVICES, INC.
                                    (Registrant)



 Date: May 15, 2003   /s/ Mark E. Schwarz
                      -------------------
                      Mark E. Schwarz, Chairman (Chief Executive Officer)


 Date: May 15, 2003   /s/ Timothy A. Bienek
                      ---------------------
                      Timothy A. Bienek, President (Chief Operating Officer)


 Date: May 15, 2003   /s/ Scott K. Billings
                      ---------------------
                      Scott K. Billings, Vice President
                      (Chief Financial Officer/Principal Accounting Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: May 15, 2003

                               /s/ Mark E. Schwarz
                               -------------------
                               Mark E. Schwarz, Chief Executive Officer

                                CERTIFICATIONS


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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: May 15, 2003

                               /s/ Scott K. Billings
                               ---------------------
                               Scott K. Billings, Chief Financial Officer

                                Exhibit Index


 Exhibit                         Description
 -------                         -----------

 10 ( a ) Tenth Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated May 5th, 2003, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America.

 10 ( b ) General Agency Agreement between Millers General Agency, Inc and Clarendon National Insurance Company, effective August 15, 2001.

 10 ( c )     Claims  Administration   Agreement  between   Millers  General
              Agency,  Inc.   and  Clarendon  National   Insurance  Company,
              effective August 15, 2001.

 10 ( d ) Claims Services Agreement between Millers General Agency, Inc. and Effective Claims Management, Inc., effective March 25, 2003.

 99.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.