Form 10QSB
period 2003-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2003-08-14
CIK 819913

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003

                       Commission file number 0-16090

                      Hallmark Financial Services, Inc.
                      ---------------------------------
    (Exact name of small business issuer as specified in its charter)

                Nevada                                 87-0447375
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)                Identification No.)

       777 Main Street, Suite 1000
           Fort Worth, Texas                             76102
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

     Issuer's telephone number, including area code:  (817) 348-1600

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.03 per share - 11,318,245 shares outstanding as of June 30, 2003.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                             Page Number
                                                             -----------

 Consolidated Balance Sheets at June 30, 2003                     3
 (unaudited) and December 31, 2002

 Consolidated Statements of Operations (unaudited) for the        4
 three and six months ended June 30, 2003 and June 30, 2002

 Consolidated Statements of Cash Flows (unaudited) for            5
 the six months ended June 30, 2003 and June 30, 2002

 Notes to Consolidated Financial Statements (unaudited)           6

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                     June 30      December 31
                     ASSETS                            2003          2002
                     ------                         -----------   -----------
                                                    (unaudited)    (audited)
 Investments:
    Debt securities, available-for-sale, at
      market value in 2003 and held-to-maturity,
      at amortized cost in 2002                    $     11,688  $      7,679
    Equity securities, available-for-sale,
      at market value                                     2,508           122
    Short-term investments, available-for-sale,
      at market value                                     1,836         8,927
                                                    -----------   -----------
             Total investments                           16,032        16,728

 Cash and cash equivalents                               30,784         8,453
 Restricted cash                                          1,104         1,072
 Prepaid reinsurance premiums                             3,887         8,550
 Receivable from lender for financed premiums
   (net of allowance for doubtful accounts of
   $96 in 2003 and of $115 in 2002)                       7,983        11,593
 Premiums receivable                                      3,165         1,012
 Accounts receivable                                      2,976         2,129
 Prepaid agent commission                                 5,437         3,899
 Reinsurance recoverable                                 17,973        12,929
 Deferred policy acquisition costs                        2,030         1,367
 Excess of cost over fair value
   of net assets acquired                                 5,188         5,171
 Intangible assets                                          527           540
 Note receivable                                              -         6,500
 Current federal income tax recoverable                       -            33
 Deferred federal income taxes                            4,386         1,021
 Other assets                                             2,489         2,358
                                                    -----------   -----------
                                                   $    103,961  $     83,355
                                                    ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
 Liabilities:
   Notes payable                                   $      1,383  $      1,803
   Note payable to related party                          8,600         8,600
   Net advances from lender for financed premiums         7,877        10,905
   Unpaid losses and loss adjustment expenses            30,866        17,667
   Unearned premiums                                     13,474        15,551
   Reinsurance balances payable                             378         3,764
   Unearned revenue                                       9,851         6,872
   Accrued agent profit sharing                             337           450
   Accrued ceding commission payable                      2,472         2,536
   Pension liability                                        604           604
   Current federal income tax payable                       416           -
   Accounts payable and other accrued expenses           10,126         6,068
                                                    -----------   -----------
                                                         86,384        74,820

 Stockholders' equity:
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 11,856,610
       shares in 2003 and 11,855,610 in 2002                356           356
    Capital in excess of par value                       10,494        10,875
    Retained earnings (deficit)                           7,464        (1,491)
    Accumulated other comprehensive income                 (103)         (162)
    Treasury stock, 538,365 shares in 2003
      and 806,477 in 2002, at cost                         (634)       (1,043)
                                                    -----------   -----------
             Total stockholders' equity                  17,577         8,535
                                                    -----------   -----------
                                                   $    103,961  $     83,355
                                                    ===========   ===========

              The accompanying notes are an integral part
                of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                                ---------------------       ----------------------
                                                  2003         2002           2003          2002
                                                --------     --------       --------      --------
 Gross premiums written                        $   7,849    $  11,468      $  29,764     $  25,419
 Ceded premiums written                            1,218       (6,583)        (7,180)      (15,129)
                                                --------     --------       --------      --------
    Net premiums written                           9,067        4,885         22,584        10,290

 Change in unearned premiums                       2,361           52          1,346        (1,205)
                                                --------     --------       --------      --------
   Net premiums earned                            11,428        4,937         23,930         9,085

 Investment income, net of expenses                  260          144            454           270
 Finance charges                                     991          635          2,080         1,290
 Commission and fees                               4,347            -          7,697             -
 Processing and service fees                         977           72          2,285           215
 Other income                                         42           90            319           166
                                                --------     --------       --------      --------
     Total revenues                               18,045        5,878         36,765        11,026

 Losses and loss adjustment expenses               7,551        3,745         16,441         6,994
 Other operating costs and expenses                9,395        1,700         18,165         3,095
 Interest expense                                    432          221            875           426
 Amortization of intangible asset                      7            -             14             -
                                                --------     --------       --------      --------
    Total expenses                                17,385        5,666         35,495        10,515

 Income before income tax, cumulative
   effect of change in accounting
   principle and extraordinary gain (loss)           660          212          1,270           511

 Income tax expense                                  225           70            432           174
                                                --------     --------       --------      --------
 Income before cumulative effect
   of change in accounting principle
   and extraordinary gain (loss)               $     435    $     142      $     838     $     337

    Cumulative effect of change
      in accounting principle                          -            -              -        (1,694)
    Extraordinary gain (loss)                        (36)           -          8,116             -
                                                --------     --------       --------      --------
 Net income (loss)                             $     399    $     142      $   8,954     $  (1,357)
                                                ========     ========       ========      ========
 Basic earnings (loss) per share:
    Income before cumulative effect
      of change in accounting principle
      and extraordinary gain                   $    0.04    $    0.01      $    0.07     $    0.03
        Cumulative effect of change
          in accounting principle                      -            -              -         (0.15)
        Extraordinary gain                             -            -           0.73             -
                                                --------     --------       --------      --------
        Net income (loss)                      $    0.04    $    0.01      $    0.80     $   (0.12)
                                                ========     ========       ========      ========
 Diluted earnings (loss) per share:
    Income before cumulative effect
      of change in accounting principle
      and extraordinary gain                   $    0.04    $    0.01      $    0.07     $    0.03
        Cumulative effect of change
          in accounting principle                      -            -              -         (0.15)
        Extraordinary gain                         (0.01)           -           0.70             -
                                                --------     --------       --------      --------
           Net income (loss)                   $    0.03    $    0.01      $    0.77     $   (0.12)
                                                ========     ========       ========      ========

                The accompanying notes are an integral part
                 of the consolidated financial statements

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                         Six Months Ended
                                                             June 30
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
 Cash flows from operating activities:
    Net income (loss)                              $      8,954  $     (1,357)

    Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
       Cumulative effect of change
         in accounting principle                              -         1,694
       Depreciation and amortization expense                322            83
       Change in deferred federal income taxes                -           157
       Change in prepaid reinsurance premiums             4,700         1,373
       Change in premiums receivable                       (408)         (466)
       Change in accounts receivable                       (847)            -
       Change in deferred policy acquisition costs         (663)         (450)
       Change in unpaid losses and loss
         adjustment expenses                             (2,687)       (2,285)
       Change in unearned premiums                       (5,173)         (168)
       Change in unearned revenue                         2,932             -
       Change in accrued agent profit sharing              (231)            -
       Change in reinsurance recoverable                  5,360         3,093
       Change in reinsurance balances payable            (2,704)         (785)
       Change in current federal income
         tax payable/recoverable                            754            18
       Change in accrued ceding commission refund           (64)       (2,876)
       Gain on acquisition of subsidiary                 (8,116)            -
       Change in all other liabilities                    2,868          (126)
       Change in all other assets                        (1,087)          451
                                                    -----------   -----------
           Net cash provided by (used in)
             operating activities                         3,910        (1,644)
                                                    -----------   -----------
 Cash flows from investing activities:
    Purchases of property and equipment                    (231)          (95)
    Acquisition of subsidiary                             6,945             -
    Premium finance notes originated                    (15,172)      (22,502)
    Premium finance notes repaid                         18,782        23,122
    Change in restricted cash                               (32)          406
    Purchases of debt securities                              -        (5,105)
    Purchases of equity securities                          (80)            -
    Maturities and redemptions
      of investment securities                            4,214         2,105
    Net redemptions of short-term investments             7,443         4,743
                                                    -----------   -----------
       Net cash provided by investing activities         21,869         2,674
                                                    -----------   -----------
 Cash flows from financing activities:
     Net advances from lender                            (3,028)         (662)
     Repayment of borrowings                               (420)            -
                                                    -----------   -----------
         Net cash used in financing activities           (3,448)         (662)
                                                    -----------   -----------
 Increase in cash and cash equivalents                   22,331           368
 Cash and cash equivalents at beginning of period         8,453         5,533
                                                    -----------   -----------
 Cash and cash equivalents at end of period        $     30,784  $      5,901
                                                    ===========   ===========


             The accompanying notes are an integral part
              of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)

 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (collectively, the "Company") as of June 30, 2003 and the consolidated results of operations and cash flows for the periods presented. The preparation of financial statements requires the use of management's estimates. The accompanying financial statements have been prepared by the Company without audit.

     Certain  information  and disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2002 for a description of accounting policies and certain other disclosures. Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

     The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

     On January 27, 2003, the Company received final approval from the Arizona Department of Insurance ("AZDOI") for the acquisition of Phoenix Indemnity Insurance Company ("Phoenix") from Millers American Group, Inc. ("Millers"), effective as of January 1, 2003. In consideration for Phoenix, the Company retired $7.0 million of a $14.85 million note receivable from Millers. The Company had valued the note receivable on its balance sheet at $6.5 million. The acquisition of Phoenix expanded the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of New Mexico and Arizona.

     The results of operations of Phoenix are included in the Consolidated Statement of Operations from the effective date of the acquisition (January 1, 2003). The pro forma results as if the Company had acquired Phoenix at January 1, 2002 are as follows ($ in thousands, except per share amounts):


                                              Three Months       Six Months
                                                 Ended             Ended
                                             June 30, 2002     June 30, 2002
                                             -------------     -------------

        Revenues                              $   10,214        $   19,698

        Loss before cumulative effect
          of change in accounting principle   $     (213)       $     (373)

        Net Loss                              $     (213)       $   (2,067)

        Basic loss per share                  $    (0.02)       $    (0.19)

        Diluted loss per share                $    (0.02)       $    (0.19)

     The acquisition of Phoenix was accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement requires that the Company estimate the fair value of assets acquired and liabilities assumed by the Company as of the date of the acquisition. In accordance with the application of SFAS 141, the Company recognized an extraordinary gain of $8.1 million from the acquisition of Phoenix in its Consolidated Statement of Operations for the six months ending June 30, 2003. The gain is calculated as the difference between the fair value of the net assets of Phoenix of $14.6 million and the $6.5 million of the note receivable from Millers exchanged in the transaction.

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

     At June 30, 2003, the Company had two stock-based employee compensation plans for employees and a non-qualified plan for non-employee directors, which are described more fully in Note 11 to the Form 10-KSB for December 31, 2002. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated.

 The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                         Six Months Ended
                                                              June 30
        (in thousands)                                   2003         2002
                                                        --------     --------
        Net income (loss) as reported                  $   8,954    $  (1,357)

        Add:  Stock-based employee compensation
        expenses included in reported net income,
        net of related tax effects                             8            -

        Deduct:  Total stock-based employee
        compensation expense determined under fair
        value based method for all awards, net of
        related tax effects                                  (26)         (16)
                                                        --------     --------
        Pro forma net income (loss)                    $   8,936    $  (1,373)
                                                        ========     ========
        Earnings (loss) per share:
          Basic-as reported                            $    0.80    $   (0.12)
                                                        ========     ========
          Basic-pro forma                              $    0.80    $   (0.12)
                                                        ========     ========
          Diluted-as reported                          $    0.77    $   (0.12)
                                                        ========     ========
          Diluted-pro forma                            $    0.77    $   (0.12)
                                                        ========     ========


 Note 2 - Reinsurance

     American Hallmark Insurance Company of Texas ("Hallmark"), a wholly owned subsidiary of HFS, is involved in the assumption and cession of reinsurance from/to other companies. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Effective March 1, 1992, Hallmark entered into a reinsurance arrangement with State & County Mutual Fire Insurance Company ("State & County"), an unaffiliated company, to assume 100% of the nonstandard auto business produced by American Hallmark General Agency ("AHGA") and underwritten by State & County. Under a separate retrocession agreement effective July 1, 2000 between Hallmark and Dorinco Reinsurance Company ("Dorinco"), Hallmark may, with the consent of Dorinco, elect on a quarterly basis to retain 30% to 45% of the underwriting risk. Hallmark historically retained 30% to 45% of the premium and losses assumed from State and County, retroceding 55% to 70% of the premium and losses to Dorinco, under this agreement. In addition, Dorinco unconditionally guaranteed Hallmark obligations to State & County for all insurance policies written prior to April 1, 2003.

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

     Effective April 1, 2003, the Company assumes a 45% share of the non-standard auto business produced by AHGA and underwritten by State & County instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumes its 55% share of this business directly from State & County, where prior to this date, the Company retroceded 55% of the business to Dorinco.

     Under its reinsurance arrangements with Dorinco, the Company earns ceding commissions based on loss ratio experience on the portion of policies it cedes to Dorinco. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                Three Months         Six Months
                                   Ended               Ended
                                  June 30,            June 30,
                               2003      2002      2003      2002
                               -----     -----    ------    ------
      Ceded earned premiums   $4,073    $8,239   $12,088   $16,403
      Reinsurance recoveries  $2,602    $5,491   $ 7,772   $10,275


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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets", and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

  Since goodwill is a permanent difference, the charge to earnings has no tax impact. This goodwill adjustment was made during the fourth quarter of 2002, but is required to be reported in the first quarter of 2002 for comparative purposes.


 Note 4 - Segment Information

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are an authorized Texas property and casualty insurance company, Hallmark; an authorized Arizona property and casualty insurance company, Phoenix; a managing general agency, AHGA; a premium finance company, HFC; and a claims administrator, HCS. Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are a managing general agency, Millers General Agency, Inc. ("MGA"); a discontinued financial administrative service company, Financial and Actuarial Resources, Inc. ("FAR"); and a third party claims administrator, Effective Claims Management, Inc. ("ECM"), formerly known as Effective Litigation Management.


     The following is additional business segment information for the three and six months ended June 30 (in thousands):

                                Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                 2003       2002        2003       2002
                                -------    -------     -------    -------
     Revenues
     --------
       Personal Lines Group    $ 13,414   $  5,878    $ 27,447   $ 11,026
       Commercial Lines Group     4,631          -       9,318          -
                                -------    -------     -------    -------
         Consolidated          $ 18,045   $  5,878    $ 36,765   $ 11,026
                                =======    =======     =======    =======
     Pre-tax income
     --------------
       Personal Lines Group    $  1,135   $     11    $  2,083   $    285
       Commercial Lines Group       189          -         489          -
       Corporate                   (664)       201      (1,302)       226
                                -------    -------     -------    -------
         Consolidate           $    660   $    212    $  1,270   $    511
                                =======    =======     =======    =======

    The following is additional business segment information as of the following dates (in thousands):


                                      June 30,               Dec. 31,
                                        2003                  2002
                                      ---------             ---------
             Assets
             ------
      Personal Lines Group           $   89,513            $   64,102
      Commercial Lines Group             13,918                11,839
      Corporate                             530                 7,414
                                      ---------             ---------
          Consolidated               $  103,961            $   83,355
                                      =========             =========

     The reduction in corporate assets as of June 30, 2003 is due primarily to the exchange of the $6.5 million note receivable from Millers in connection with the Phoenix acquisition (as discussed in Note 1). The increase in personal lines assets is due primarily to assets acquired in the Phoenix acquisition.


 Note 5 - Acquisition Costs

 Total amortized acquisition costs for the three months ending June 30, 2003 and 2002 (in thousands) was $429 and ($31), respectively. Total amortized acquisition costs for the six months ending June 30, 2003 and 2002 (in thousands) was $178 and ($450), respectively.


 Note 6 - Earnings per Share

 The Company has adopted the provisions of Statement of Financial  Accounting
 Standards No.  128   ("  SFAS No.  128"),  "Earnings Per  Share,"  requiring
 presentation of both basic and diluted earnings per share.

 The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):


                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     2003       2002        2003       2002
                                    ------------------     ------------------

 Weighted average shares - basic     11,238     11,049      11,147     11,049
 Effect of dilutive securities          342        203         402        203
                                    ------------------     ------------------
 Weighted average shares -
   assuming dilution                 11,580     11,252      11,549     11,252


 Note 7 - Comprehensive Income

 Total other comprehensive income for the three months ending June 30, 2003 and 2002 (in thousands) was $24 and $-0-, respectively. Total comprehensive income for the three months ending June 30, 2003 and 2002 (in thousands) was $423 and $142, respectively. Total other comprehensive income for the six months ending June 30, 2003 and 2002 (in thousands) was $59 and $-0-, respectively. Total comprehensive income/(loss) for the six months ending June 30, 2003 and 2002 (in thousands) was $9,013 and ($1,357), respectively.


 Note 8 - Contingencies

 On May 30, 2003, Phoenix Indemnity Insurance Company ("PIIC"), a wholly owned subsidiary of the Company, was served with a suit from the Superior Court of the State of Arizona in and for the County of Pima, alleging breach of contract and bad faith in connection with PIIC's denial of coverage in an automobile accident. The plaintiffs have filed an offer of judgment in the amount of $15 million. PIIC believes the suit is without merit and has filed an answer denying each and every allegation in the case. The suit is still in pre-trial discovery stage. Unless a favorable settlement can be reached, the Company intends to vigorously defend PIIC against all claims asserted by the plaintiffs in the case.


 Item 2.  Management's Discussion and Analysis or Plan of Operation.

     Introduction. HFS and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing, underwriting and premium financing of non-standard automobile insurance primarily in Texas, Arizona, and New Mexico, marketing of commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, and providing third party claims administration and other insurance related services.

     On January 27, 2003, the Company received final approval from the AZDOI for the acquisition of Phoenix, effective as of January 1, 2003. The acquisition of Phoenix expanded the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of New Mexico and Arizona.

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group").

     The Personal Lines Group provides non-standard automobile liability and physical damage insurance through Hallmark and Phoenix for drivers who do not qualify for or cannot obtain standard-rate insurance. Prior to April 1, 2003, Hallmark assumed 100% of the premium and losses on business produced by its affiliated managing general agency, AHGA, through a reinsurance arrangement with an unaffiliated company, State & County. Under a separate retrocession agreement, Hallmark retroceded 55% of the premium and losses to its principal reinsurer, Dorinco. Effective April, 1, 2003, Hallmark assumes and retains 45% of the premium and losses on business produced by AHGA and underwritten by State & County. Dorinco assumes its 55% share of the premiums and losses directly from State & County. HFC finances annual and six-month policy premiums produced by AHGA through its premium finance program. AHGA manages the marketing of policies through independent agents. HCS provides claims adjustment, salvage, subrogation recovery and litigation services to Hallmark. Phoenix underwrites non-standard auto insurance produced by independent agents appointed by the company and retains 100% of the premium and losses for the business it writes.

     On June 10, 2003, the Governor of Texas signed legislation Senate Bill 14, which has been described as comprehensive insurance reform effecting homeowners and personal automobile business. With respect to personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring. With the new law, broadened rulemaking authority has been given to the Commissioner of Insurance.

     The Company currently writes all of its Texas personal automobile business pursuant to a fronting arrangement with State and County, which is a Texas county mutual insurance company. Although the new reforms are significant, the primary rating regulation provisions do not apply directly to the Company due to an exemption that applies to certain county mutual insurance companies, including State and County. Additionally, the Company does not currently use credit or insurance scoring models. Although we currently do not believe the changes outlined in Senate Bill 14 will have a material adverse affect on our operations, the Commissioner has been given broad rulemaking authority and we cannot determine the ultimate outcome and the impact it will have on our business until certain rules are developed by the Commissioner. Any rule changes that would affect our ability to charge adequate rates for the non-standard automobile line of business in the State of Texas would have a material adverse effect on our operations.

     A.M. Best is a rating agency which offers insurance company ratings and information. Its Best's Ratings are the industry's standard measure of insurer financial performance. In April 2003, A. M. Best upgraded Hallmark's rating from C+ to B- and upgraded Phoenix from D to B-.

     The Commercial Lines Group, through MGA, markets commercial insurance policies through independent agents. MGA produces policies on behalf of Clarendon National Insurance Company ("CNIC") under a general agency agreement where it receives a commission based on the premium written with CNIC. FAR provided financial and administrative services to MGA and an unaffiliated third party. FAR's business activity ceased in April 2003 and effective July 7, 2003, FAR was legally dissolved. ECM provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services on behalf of CNIC and another unaffiliated third party.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

     On a consolidated basis, the Company's total cash, cash equivalents and investments (excluding restricted cash) at June 30, 2003 and December 31, 2002 were $46.8 million and $25.2 million, respectively. The Company's liquidity increased during the first six months of 2003 as compared to December 31, 2002 principally as a result of the acquisition of Phoenix, which increased cash and investments by $22.3 million.

     Net cash provided by the Company's consolidated operating activities was $3.9 million for the first six months of 2003 compared to net cash used by operating activities of $1.6 million for the first six months of 2002. The acquisition of Phoenix effective January 1, 2003 and the acquisition of the Commercial Lines Group effective December 1, 2002 played a significant role in the Company's increased cash flow from operations. Additionally, improved underwriting results have further contributed to the Company's cash flow from operations.

     Cash provided by investing activities during the first six months of 2003 increased $19.2 million as compared to the first six months of 2002. The acquisition of Phoenix produced a net cash increase of $6.9 million. The remaining increase was primarily attributable to purchases of debt securities during the first six months of 2002 of $5.1 million, an increase in premium finance notes repaid over originated notes of $3.0 million in the first half of 2003 compared to the same period of 2002 and increased maturities and redemptions of short-term investments and bonds of $4.8 million in the first half of 2003 compared to the same period of 2002.

     Cash used in financing activities increased by $2.8 million in the first six months of 2003 as compared to the same period of 2002 due to a decrease in net advances from the Company's premium finance lender and the repayment of notes payable to Dorinco during the first six months of 2003.

     HFS is dependent on dividend payments and management fees from its insurance companies and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of June 30, 2003, cash and invested assets of HFS were $0.2 million. Cash and invested assets of non-insurance subsidiaries were $1.6 million as of June 30, 2003. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commission of Insurance, to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2003, Hallmark's ordinary dividend capacity is $0.8 million. Hallmark paid $0.2 million of dividends to HFS during the first six months of 2003. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the AZDOI. During 2003, Phoenix's ordinary dividend capacity is $0.6 million. Phoenix paid $0.3 million of dividends to HFS during the first six months of 2003.

     The Texas Department of Insurance ("TDI") regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all of the approved commissions or management fees. Hallmark paid only nominal management fees to HFS during the first six months of 2002 and did not pay any management fees to HFS during the first six months of 2003 in order to strengthen Hallmark's statutory surplus. During the third quarter of 2003, the Company expects to draft new management agreements whereby Hallmark will pay management fees and ceding commissions to AHGA.

     The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Although the AZDOI has approved payments of management fees to HFS, management has elected to not pay a management fee to HFS in the first six months of 2003 in order to strengthen Phoenix's statutory surplus and does not expect to pay management fees during the remainder of 2003.

     At June 30, 2003, Hallmark reported statutory capital and surplus (calculated as statutory assets less statutory liabilities) of $8.9 million, as compared to $8.4 million at December 31, 2002. Hallmark reported statutory net income of $0.8 million during the first six months of 2003 and paid dividends of $0.2 million to HFS during the same period. Hallmark's premium-to-surplus ratio as of June 30, 2003 was 2.48 to 1, as compared to 2.63 to 1 for the twelve months ended December 31, 2002. The minimum statutory capital and surplus required for Hallmark by the TDI is $2.0 million. Hallmark's statutory capital and surplus as of June 30, 2003 exceeded the minimum requirements by 344%.

     At June 30, 2003, Phoenix reported statutory capital and surplus of $10.8 million, up from $10.1 million at December 31, 2002. Phoenix reported statutory net income of $0.4 million during the first six months of 2003 and paid $0.3 million in dividends to HFS during the first six months of 2003. Phoenix's premium-to-surplus ratio as of June 30, 2003 was 2.28 to 1. The minimum statutory capital and surplus required for Phoenix by the AZDOI is $1.5 million. Phoenix's statutory capital and surplus as of June 30, 2003 exceeds the minimum requirements by 617%.

     Based upon year-to-date and budgeted cash flow information, the Company believes that it has sufficient liquidity to meet its ongoing insurance, operational and capital expenditure needs through the remainder of fiscal 2003. However, management is continuing to investigate opportunities for future growth and additional capital may be required to fund expansion of the Company. Further, the acquisitions of the Commercial Lines Group and Phoenix were financed by a bridge loan from Newcastle Partners, L.P. ("Newcastle"), an affiliate of the Company's Chairman of the Board of Directors and Chief Executive Officer, Mark E. Schwarz. The Company has announced it will retire this debt with the proceeds from a rights offering of its common stock to its shareholders of record as of June 27, 2003. The Company plans to complete the offering on August 29, 2003.


 Results of Operations

 Three Months Ending June 30, 2003 as compared to Three Months Ending June 30, 2002

     Net income before cumulative effect of change in accounting principle and extraordinary gain was $0.4 million for the quarter ended June 30, 2003, compared to $0.1 million for the quarter ended June 30, 2002. The improvement in operating earnings for the second quarter of 2003 compared to the second quarter of 2002 reflects improved loss ratios of the Personal Lines Group (including the acquisition of Phoenix) and the acquisition of the Commercial Lines Group.

     The following is additional business segment information for the three months ended June 30 (in thousands):

                                      2003         2002
                                     -------      -------
                Revenues
                --------
        Personal Lines Group        $ 13,414     $  5,878
        Commercial Lines Group         4,631         -
                                     -------      -------
             Consolidated           $ 18,045     $  5,878
                                     =======      =======

            Pre-tax Income
            --------------
        Personal Lines Group        $  1,135     $     11
        Commercial Lines Group           189            -
        Corporate                       (664)         201
                                     -------      -------
             Consolidated           $    660     $    212
                                     =======      =======


 Personal Lines Group

     Gross premiums written (prior to reinsurance) for the second quarter of 2003 decreased 32%, and net premiums written (after reinsurance) increased 86%, in relation to the same period in 2002. The decrease in gross premiums written is principally due to the change in the reinsurance structure with State & County and Dorinco. Effective April 1, 2003, the Company assumes a 45% share of the non-standard auto business produced by AHGA and underwritten by State & County instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumes its 55% share of this business directly from State & County, where prior to this date the Company retroceded 55% of the business to Dorinco. The decrease in gross premiums written is also impacted by an approximate 25% reduction in agency locations and a shift in marketing focus from annual term premium financed policies to six month term direct bill policies. Partially offsetting the decrease in gross premiums written is the acquisition of Phoenix effective January 1, 2003, which contributed $5.7 million of gross premiums written. The increase in net premiums written is due primarily to the acquisition of Phoenix in 2003, which contributed $5.6 million for the quarter. Partially offsetting the net premium written generated by Phoenix is a $1.4 million decrease in net premium written by Hallmark for the second quarter of 2003 as compared to the same period in 2002, as discussed above.

     Revenue for the Personal Lines Group increased 128% for the second quarter of 2003 to $13.4 million from $5.9 million for the same period in 2002. The increase is primarily due to the acquisition of Phoenix effective January 1, 2003 which contributed $6.5 million in revenue for the second quarter of 2003, as well as AHGA commission revenue of $0.7 million from State & County on business ceded to Dorinco for policies effective after March 31, 2003 due to the new reinsurance structure. Prior to April 1, 2003, this commission was classified as a ceding commission and a reduction to commission expense. Also contributing was a $0.5 million increase in net earned premium for Hallmark for the second quarter of 2003 over the same period in 2002, which was partially offset by a $0.1 million decrease in Hallmark processing and service fees due to discontinuation of an unaffiliated managing general agency in January 2003 and a $0.1 million decrease in other income as a result of lost agency fees from the sale of all four captive insurance offices of the Company in the first quarter of 2003.

     Pre-tax income for the Personal Lines Group increased $1.1 million for the second quarter of 2003 from a nominal amount for the same period in 2002. The increase is derived partially from the acquisition of Phoenix, which contributed $0.4 million in pre-tax income for the quarter. Also contributing is an improvement in Hallmark's ratio of loss and loss adjustment expenses over net premiums earned ("loss ratio") to 63.6% for the second quarter of 2003 as compared to 75.9% for the same period in 2002. Improved pricing in 2003 and the termination of unprofitable agents in the first quarter of 2003 caused the loss ratio improvement. Underwriting income (net premiums earned less loss and loss adjustment expenses) increased by $0.8 million for the second quarter of 2003 as compared to the same period in 2002. Loss and loss adjustment expense includes $0.6 million of losses caused by hail storms in Texas in April and May of 2003.


 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $4.6 million for the second quarter of 2003 is comprised of $3.6 million of commissions earned on policies produced by MGA for CNIC and $1.0 million of processing and service fees earned by ECM for claims processing for CNIC and by FAR for accounting administration for an unaffiliated third party, the contract for which ended in April 2003. These were new sources of income for the Company in 2003 as a result of the acquisition of the Commercial Lines Group in December 2002.

     Pre-tax income for the Commercial Lines Group of $0.2 million for the second quarter of 2003 is comprised of $4.6 million in revenue as discussed above and $4.4 million in other operating costs and expenses. These costs represent expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which is independent retail agent commissions.


 Corporate

      Corporate pre-tax loss of $0.7 million for the second quarter of 2003 declined $0.9 million as compared to pre-tax income of $0.2 million for the same period in 2002. Other operating costs and expenses increased $0.7 million as a result of legal and consulting fees associated with acquisitions and other corporate matters. Additionally, the shift in management structure from 2002 to 2003 has increased salary related expenses and other overhead during the second quarter of 2003. Interest expense increased by $0.2 million for the second quarter 2003 as compared to the same period in 2002. The increase is related to the interest expense on the note payable to Newcastle. Proceeds from this note payable were used to acquire the Commercial Lines Group and Phoenix.


 Six Months Ending June 30, 2003 as compared to Six Months Ending June 30,
 2002

     Net income before cumulative effect of change in accounting principle and extraordinary gain was $0.8 million for the six months ended June 30, 2003, compared to $0.3 million for the same period in 2002. The improvement in operating earnings for the first six months of 2003 compared to 2002 reflects improved loss ratios of the Personal Lines Group (including the acquisition of Phoenix) and the acquisition of the Commercial Lines Group.

     The following is additional business segment information for the six months ended June 30 (in thousands):

                                      2003         2002
                                     -------      -------
                Revenues
                --------
        Personal Lines Group        $ 27,447     $ 11,026
        Commercial Lines Group         9,318            -
                                     -------      -------
             Consolidated           $ 36,765     $ 11,026
                                     =======      =======

            Pre-tax Income
            --------------
        Personal Lines Group        $  2,083     $    285
        Commercial Lines Group           489            -
        Corporate                    (1,302)          226
                                     -------      -------
             Consolidated           $  1,270     $    511
                                     =======      =======


 Personal Lines Group

     Gross premiums written (prior to reinsurance) for the first six months of 2003 increased 17%, and net premiums written (after reinsurance) increased 119%, in relation to the same period in 2002. The increase in gross premiums written is principally due to the acquisition of Phoenix, which contributed $12.4 million. Offsetting this increase is the change in the reinsurance structure with State & County and Dorinco. Effective April 1, 2003, the Company assumes a 45% share of the non-standard auto business produced by AHGA and underwritten by State & County instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumes its 55% share of this business directly from State & County, where prior to this date the Company retroceded 55% of the business to Dorinco. The increase in net premiums written is due primarily to the acquisition of Phoenix in 2003, which contributed $12.3 million for the first six months of 2003.

     Total revenue for the Personal Lines Group increased 149% for the first six months of 2003 to $27.4 million from $11.0 million for the same period in 2002. The increase is due primarily to the acquisition of Phoenix effective January 1, 2003, which contributed $13.1 million in revenue for the first six months of 2003 and AHGA commission revenue of $0.7 million from State & County on business ceded to Dorinco for policies effective after March 31, 2003 due to the new reinsurance structure. Prior to April 1, 2003, this commission was classified as ceding commission and a reduction to commission expense. Also contributing is a $2.7 million increase in net earned premium for Hallmark for the first six months of 2003 over the same period in 2002. The increase in net earned premiums is due to Hallmark's net written premium trending upwards in 2002 and for the first quarter of 2003. When comparing Hallmark's net written premium for the first six months of 2003 to the same period in 2002, the amount is constant for both periods at $10.3 million. This is due to the fact that second quarter 2003 premium volume dropped as discussed in the second quarter discussion above. The increase in net earned premium is partially offset by a $0.2 million decrease in processing and service fees for the first six months of 2003 as compared to the same period in 2002. This is due to the discontinuation of an unaffiliated managing general agency program in January 2003.

     Pre-tax income for the Personal Lines Group increased $1.8 million for the first six months of 2003 to $2.1 million as compared to $0.3 million for the same period in 2002. The increase is derived partially from the acquisition of Phoenix, which contributed $0.8 million for the first six months of 2003. Also contributing is an improvement in Hallmark's loss ratio to 70.1% for the first six months of 2003 as compared to the same period in 2002. Improved pricing in 2003 and the termination of unprofitable agents in the first quarter of 2003 caused the loss ratio improvement. Underwriting income increased by $1.4 million for the first six months of 2003 as compared to the same period in 2002. Loss and loss adjustment expense for the first six months of 2003 includes $0.6 million of losses caused by hail storms in Texas in April and May of 2003. Partially offsetting these increases to pre-tax income is increased other operating costs and expenses of $0.3 million for the first six months of 2003 as compared to the same period in 2002.


 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $9.3 million for the first six months of 2003 is mostly comprised of $6.9 million of commissions earned on policies serviced by MGA for CNIC and $2.2 million of processing and service fees earned by ECM for claims processing for CNIC and by FAR for accounting administration for an unaffiliated third party, the contract for which ended April 2003. These were new sources of income for the Company in 2003 as a result of the acquisition of the Commercial Lines Group in December 2002.

     Pre-tax income for the Commercial Lines Group of $0.5 million for the first six months of 2003 is comprised of $9.3 million in revenue as discussed above and $8.8 million in other operating costs and expenses. These costs represent expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which is independent retail agent commissions.


 Corporate

      Corporate pre-tax loss of $1.3 million for the first six months of 2003 declined $1.5 million as compared to pre-tax income of $0.2 million for the same period in 2002. Other operating costs and expenses increased $1.2 million as a result of legal and consulting fees associated with acquisitions and other corporate matters. Additionally, the shift in management structure from 2002 to 2003 has increased salary related expenses and other overhead during the first six months of 2003. Interest expense increased by $0.5 million for the first six months of 2003 as compared to the same period in 2002. This increase is related to the interest expense on the note payable to Newcastle. Proceeds from this note payable were used to acquire the Commercial Lines Group and Phoenix. Partially offsetting these increased expenses is $0.2 million of amortization of a $0.5 million reserve discount established in 2003 for Phoenix unpaid loss and loss adjustment expenses. This discount will be amortized into income over the next five years.


 Item 3.  Controls and Procedures.

     The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company's disclosure controls and procedures and have concluded that such controls and procedures are effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                   PART II
                              OTHER INFORMATION


  Item 1.    Legal Proceedings.


             The Company is engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on the consolidated financial position of the Company or the results of operations, in the opinion of management. The various legal proceedings to which the Company is a party are routine in nature and incidental to the Company's business, with the exception of the following:

             On May 30, 2003, Phoenix Indemnity Insurance Company ("PIIC"), a wholly owned subsidiary of the Company, was served with a suit from the Superior Court of the State of Arizona in and for the County of Pima, alleging breach of contract and bad faith in connection with PIIC's denial of coverage in an automobile accident. The plaintiffs have filed an offer of judgment in the amount of $15 million. PIIC believes the suit is without merit and has filed an answer denying each and every allegation in the case. The suit is still in pre-trial discovery stage. Unless a favorable settlement can be reached, the Company intends to vigorously defend PIIC against all claims asserted by the plaintiffs in the case.


  Item 2.    Changes in Securities.

             None.


  Item 3.    Defaults on Senior Securities.

             None.


  Item 4.    Submission of Matters to a Vote of Security-Holders.

    (a) The Company's Annual Meeting of Shareholders was held on May 19, 2003. Of the 11,166,800 shares of common stock of the Company entitled to vote at the meeting, 10,226,520 shares were present in person or by proxy.

    (b) The following individuals were elected to serve as directors of the Company and received the number of votes set forth opposite their respective names:

                    Director                       Shares Voted For

               Mark E. Schwarz                         6,410,479

               Timothy A. Bienek                       6,410,479

               James H. Graves                         6,410,479

               George R. Manser                        6,410,479

               Scott T. Berlin                         6,410,479

               James C. Epstein                        6,410,479


    (c)      There was no other business to come before the Annual Meeting.


  Item 5.  Other Information.

             None.


  Item 6.  Exhibits and Reports on Form 8-K.

    (a) The exhibit listed in the Exhibit Index appearing on page 22 is filed herewith.


    (b) The Company filed the following 8-K reports during the second quarter of 2003:

              Form 8-K/A filed April 14, 2003 amending Form 8-K filed January 29, 2003 for purpose of providing financial statements required in connection with the Company's acquisition of Phoenix.

              Form 8-K filed May 7, 2003 containing a press release announcing financial results for the first quarter ended March 31, 2003.

              Form 8-K/A filed May 13, 2003 amending Item 7(a) and Item 7(b) of Current Report on Form 8-K filed January 29, 2003 and Current Report 8-K/A filed April 14, 2003 for the purpose of correctly reporting Rule 11-02(b)(5) of Regulation S-X, regarding pro forma financial statements required in connection with the Company's acquisition of Phoenix.

              Form 8-K filed June 17, 2003 containing a press release announcing June 27, 2003 as the record date for the Company's rights offering.

                                Exhibit Index
                                -------------

  Exhibit
  Number                         Description
  -------                        -----------
  10 (a) Lease Agreement for 777 Main Street, Suite 1000, Fort Worth, Texas 76102, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P.

  10 (b)     Termination Addendum to the Quota Share Retrocession
             Agreement, effective March 31, 2003 between American
             Hallmark Insurance Company of Texas and Dorinco Reinsurance
             Company.

  10 (c) General Agency Agreement by and among American Hallmark General Agency, Inc., State and County Mutual Fire Insurance Company, American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective April 1, 2003.

  10 (d) Security Fund Agreement between American Hallmark Insurance Company of Texas and State and County Mutual Fire Insurance Company, effective April 1, 2003.

  10 (e) Quota Share Reinsurance Agreement by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc. and State and County Mutual Insurance Company, effective April 1, 2003.

  10 (f) Quota Share Reinsurance Agreement by and among American Hallmark General Agency, Inc., State and County Mutual Insurance Company and Dorinco Reinsurance Company, effective April 1, 2003.

  10 (g) Fourth Modification Agreement effective June 19, 2003 by and among Hallmark Finance Corporation and FPF, Inc.

  31 (a) Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

  31 (b) Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

  32 (a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

  32 (b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: August 14, 2003       /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman (Chief
                             Executive Officer)


 Date: August 14, 2003       /s/ Scott K. Billings
                             ---------------------------------------------
                             Scott K. Billings, Executive Vice President
                             (Chief Financial Officer/Principal Accounting
                             Officer)