Form 10QSB
period 2003-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2003-11-14
CIK 819913

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2003

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

                            Yes   X       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, par value $.03 per share - 36,366,059 shares outstanding as of September 30, 2003.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                             Page Number
                                                             -----------

 Consolidated Balance Sheets at September 30, 2003                3
 (unaudited) and December 31, 2002

 Consolidated Statements of Operations (unaudited)                4
 for the three and nine months ended September 30, 2003
 and September 30, 2002

 Consolidated Statements of Cash Flows (unaudited)                5
 for the nine months ended September 30, 2003 and September 30, 2002

 Notes to Consolidated Financial Statements (unaudited)           6

            HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                   September 30   December 31
                     ASSETS                            2003          2002
                     ------                         -----------   -----------
                                                    (unaudited)    (audited)
 Investments:
    Debt securities, available-for-sale, at
      market value in 2003 and held-to-maturity,
      at amortized cost in 2002                    $     24,822  $      7,679
    Equity securities, available-for-sale,
      at market value                                     4,193           122
    Short-term investments, available-for-sale,
      at market value                                       335         8,927
                                                    -----------   -----------
             Total investments                           29,350        16,728

 Cash and cash equivalents                                9,209         8,453
 Restricted cash                                          6,124         1,072
 Prepaid reinsurance premiums                             1,324         8,956
 Premiums receivable encumbered by premium
   financing activity (net of allowance for
   doubtful accounts of $84 in 2003 and of
   $115 in 2002)                                          2,117        11,593
 Premiums receivable                                      3,980         1,012
 Accounts receivable                                      2,903         2,129
 Reinsurance recoverable                                 14,821        12,929
 Deferred policy acquisition costs                        7,578         5,266
 Excess of cost over fair value
   of net assets acquired                                 5,195         5,171
 Intangible assets                                          520           540
 Note receivable                                              -         6,500
 Current federal income tax recoverable                       -            33
 Deferred federal income taxes                            3,673         1,021
 Other assets                                             2,520         2,358
                                                    -----------   -----------
                                                   $     89,314  $     83,761
                                                    ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                   $      1,173  $      1,803
   Note payable to related party                              -         8,600
   Net advances from lender for financed premiums         1,401        10,905
   Unpaid losses and loss adjustment expenses            28,837        17,667
   Unearned premiums                                      8,446        15,957
   Reinsurance balances payable                              53         3,764
   Unearned revenue                                      10,078         6,872
   Accrued agent profit sharing                             885           450
   Accrued ceding commission payable                        942         2,536
   Pension liability                                        604           604
   Current federal income tax payable                        47             -
   Accounts payable and other accrued expenses            8,692         6,068
                                                    -----------   -----------
                                                         61,158        75,226

 Stockholders' equity:
     Common stock, $.03 par value, authorized
       100,000,000 shares issued 36,856,610
       shares in 2003 and 11,855,610 in 2002              1,106           356
    Capital in excess of par value                       19,698        10,875
    Retained earnings (deficit)                           7,683        (1,491)
    Accumulated other comprehensive income                  244          (162)
    Treasury stock, 490,551 shares in 2003
      and 806,477 in 2002, at cost                         (575)       (1,043)
                                                    -----------   -----------
             Total stockholders' equity                  28,156         8,535
                                                    -----------   -----------
                                                   $     89,314  $     83,761
                                                    ===========   ===========

              The accompanying notes are an integral part
                of the consolidated financial statements


           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30                September 30
                                                ---------------------       ----------------------
                                                  2003         2002           2003          2002
                                                --------     --------       --------      --------
 Gross premiums written                        $   6,640    $  12,122      $  36,404     $  37,541
 Ceded premiums written                              246       (7,001)        (6,934)      (22,130)
                                                --------     --------       --------      --------
    Net premiums written                           6,886        5,121         29,470        15,411

    Change in unearned premiums                    2,509           87          3,855        (1,118)
                                                --------     --------       --------      --------
    Net premiums earned                            9,395        5,208         33,325        14,293

 Investment income, net of expenses                  360          144            822           414
 Realized gain (loss)                               (305)           2           (313)            2
 Finance charges                                     856          514          2,936         1,804
 Commission and fees                               4,709            -         12,406             -
 Processing and service fees                       1,224          121          3,509           336
 Other income                                        127           91            446           257
                                                --------     --------       --------      --------
     Total revenues                               16,366        6,080         53,131        17,106

 Losses and loss adjustment expenses               6,155        3,636         22,596        10,630
 Other operating costs and expenses                9,559        2,128         27,724         5,223
 Interest expense                                    359          205          1,234           631
 Amortization of intangible asset                      7            -             21             -
                                                --------     --------       --------      --------
    Total expenses                                16,080        5,969         51,575        16,484

 Income before income tax, cumulative
   effect of change in accounting
   principle and extraordinary gain (loss)           286          111          1,556           622

 Income tax expense                                   66           38            498           212
                                                --------     --------       --------      --------
 Income before cumulative effect of
   change in accounting principle
   and extraordinary gain (loss)               $     220    $      73      $   1,058     $     410

    Cumulative effect of change
      in accounting principle                          -            -              -        (1,694)
    Extraordinary gain (loss)                          -            -          8,116             -
                                                --------     --------       --------      --------
 Net income (loss)                             $     220    $      73      $   9,174     $  (1,284)
                                                ========     ========       ========      ========
 Basic earnings (loss) per share:
    Income before cumulative effect
     of change in accounting principle
     and extraordinary gain                    $    0.01    $    0.01      $    0.08     $    0.03
        Cumulative effect of change
          in accounting principle                      -            -              -         (0.15)
        Extraordinary gain                             -            -           0.65             -
                                                --------     --------       --------      --------
        Net income (loss)                      $    0.01    $    0.01      $    0.73     $   (0.12)
                                                ========     ========       ========      ========
 Diluted earnings (loss) per share:
    Income before cumulative effect
      of change in accounting principle
      and extraordinary gain                   $    0.01    $    0.01      $    0.08     $    0.03
        Cumulative effect of change
          in accounting principle                      -            -              -         (0.15)
        Extraordinary gain                             -            -           0.63             -
                                                --------     --------       --------      --------
        Net income (loss)                      $    0.01    $    0.01      $    0.71     $   (0.12)
                                                ========     ========       ========      ========

                The accompanying notes are an integral part
                 of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)
                                                        Nine Months Ended
                                                           September 30
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
 Cash flows from operating activities:
    Net income (loss)                              $      9,174  $     (1,284)

    Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
       Cumulative effect of change
         in accounting principle                              -         1,694
       Depreciation and amortization expense                485           120
       Change in deferred federal income taxes              166           146
       Change in prepaid reinsurance premiums             7,264         2,543
       Change in premiums receivable                     (1,223)         (477)
       Change in accounts receivable                       (774)            -
       Change in deferred policy acquisition costs       (1,772)         (485)
       Change in unpaid losses and loss
         adjustment expenses                             (4,716)       (2,887)
       Change in unearned premiums                      (10,201)       (1,426)
       Change in unearned revenue                         3,159             -
       Change in accrued agent profit sharing               318             -
       Change in reinsurance recoverable                  8,512         3,599
       Change in reinsurance balances payable            (3,029)       (1,209)
       Change in current federal income
         tax payable/recoverable                            385           763
       Change in accrued ceding commission refund        (1,594)       (2,381)
       Gain on acquisition of subsidiary                 (8,116)            -
       Change in all other liabilities                    1,429          (282)
       Change in all other assets                           513           139
                                                    -----------   -----------
           Net cash used in operating activities            (20)       (1,427)
                                                    -----------   -----------
 Cash flows from investing activities:
    Purchases of property and equipment                    (293)         (150)
    Acquisition of subsidiary                             6,945             -
    Premium finance notes originated                    (15,772)      (31,243)
    Premium finance notes repaid                         25,248        33,473
    Change in restricted cash                            (5,052)          383
    Purchases of debt securities                              -       (10,638)
    Purchases of equity securities                      (16,854)            -
    Maturities and redemptions
      of investment securities                            6,384         3,285
    Net redemptions of short-term investments             8,904         8,761
                                                    -----------   -----------
       Net cash provided by investing activities          9,510         3,871
                                                    -----------   -----------
 Cash flows from financing activities:
     Proceeds from rights offering                       10,000             -
     Net advances from lender                            (9,504)       (1,616)
     Repayment of borrowings                             (9,230)            -
                                                    -----------   -----------
         Net cash used in financing activities           (8,734)       (1,616)
                                                    -----------   -----------
 Increase in cash and cash equivalents                      756           828
 Cash and cash equivalents at beginning of period         8,453         5,533
                                                    -----------   -----------
 Cash and cash equivalents at end of period        $      9,209    $    6,361
                                                    ===========   ===========

             The accompanying notes are an integral part
              of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)

 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (collectively, the "Company") as of September 30, 2003 and the consolidated results of operations and cash flows for the periods presented. The preparation of financial statements requires the use of management's estimates. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

     On January 27, 2003, the Company received final approval from the Arizona Department of Insurance ("AZDOI") for the acquisition of Phoenix Indemnity Insurance Company ("Phoenix") from Millers American Group, Inc. ("Millers"), effective as of January 1, 2003. In consideration for Phoenix, the Company retired $7.0 million of a $14.85 million balance on a note receivable from Millers. The Company had valued the note receivable on its balance sheet at its cost of $6.5 million. The acquisition of Phoenix expanded the Company's geographic reach in non-standard automobile insurance from its traditional base in Texas to the states of New Mexico and Arizona.

     The results of operations of Phoenix are included in the Consolidated Statement of Operations from the effective date of the acquisition (January 1, 2003). The pro forma results as if the Company had acquired Phoenix at January 1, 2002 are as follows ($ in thousands, except per share amounts):

                                          Three Months        Nine Months
                                             Ended               Ended
                                       September 30, 2002  September 30, 2002
                                       ------------------  ------------------

    Revenues                               $   10,417          $   30,115

    Loss before cumulative effect
      of change in accounting principle    $     (282)         $     (655)

    Net Loss                               $     (282)         $   (2,349)

    Basic loss per share                   $    (0.03)         $    (0.21)

    Diluted loss per share                 $    (0.03)         $    (0.21)


     The acquisition of Phoenix was accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement requires that the Company estimate the fair value of assets acquired and liabilities assumed by the Company as of the date of the acquisition. In accordance with the application of SFAS 141, the Company recognized an extraordinary gain of $8.1 million from the acquisition of Phoenix in its Consolidated Statement of Operations for the nine months ending September 30, 2003. The gain is calculated as the difference between the fair value of the net assets of Phoenix of $14.6 million and the $6.5 million cost of the note receivable from Millers. The allocation of values acquired in the acquisition of Phoenix was preliminary as of the date of acquisition. Estimates involved in the application of purchase accounting to the transaction may change over the next quarter.


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

     At September 30, 2003, the Company had two stock-based employee compensation plans for employees and a non-qualified plan for non-employee directors, which are described more fully in Note 11 to the Form 10-KSB for December 31, 2002. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated.

 The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                          Nine Months Ended
                                                            September 30
        (in thousands)                                    2003         2002
                                                        --------     --------
        Net income (loss) as reported                  $   9,174    $  (1,284)

        Add: Stock-based employee compensation
        expenses included in reported net income,
        net of related tax effects                            16            -

        Deduct:  Total stock-based employee
        compensation expense determined under fair
        value based method for all awards, net of
        related tax effects                                  (43)         (24)
                                                        --------     --------
        Pro forma net income (loss)                    $   9,147    $  (1,308)
                                                        ========     ========
        Earnings (loss) per share:
          Basic-as reported                            $    0.73    $   (0.12)
                                                        ========     ========
          Basic-pro forma                              $    0.73    $   (0.12)
                                                        ========     ========
          Diluted-as reported                          $    0.71    $   (0.12)
                                                        ========     ========
          Diluted-pro forma                            $    0.71    $   (0.12)
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

     Under its reinsurance arrangements, the Company earns ceding commissions based on loss ratio experience on the portion of policies it cedes. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                     Three Months            Nine Months
                                         Ended                  Ended
                                     September 30,          September 30,
                                    2003       2002        2003        2002
                                   ------     ------      ------      ------
        Ceded earned premiums     $ 2,515    $ 7,986     $14,603     $ 24,388
        Reinsurance recoveries    $ 2,574    $ 5,634     $10,346     $ 15,909


 Note 3 - Intangible Assets

      When Hallmark, American Hallmark General Agency ("AHGA"), Hallmark Finance Corporation ("HFC") and Hallmark Claim Service, Inc. ("HCS") were purchased by HFS, the excess cost over the fair value of the net assets acquired was recorded as goodwill. Prior to 2002, this goodwill was amortized on a straight-line basis over forty years. Other intangible assets consisted of a trade name, a managing general agent's license and non-compete agreements, all of which were fully amortized.

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


 Note 4 - Segment Information

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are Hallmark, an authorized Texas property and casualty insurance company; Phoenix, an authorized Arizona property and casualty insurance company; AHGA, a managing general agency; HFC, a premium finance company; and HCS, a claims administrator. Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"), formerly known as Millers General Agency, and a third party claims administrator, Effective Claims Management, Inc. ("ECM"), formerly known as Effective Litigation Management.

     The following is additional business segment information for the three and nine months ended September 30 (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                    2003        2002      2003        2002
                                   -------    -------    -------    -------
   Revenues
   --------
     Personal Lines Group         $ 11,320   $  6,061   $ 38,767   $ 17,087
     Commercial Lines Group          5,046          -     14,364          -
     Corporate                           -         19          -         19
                                   -------    -------    -------    -------
         Consolidated             $ 16,366   $  6,080   $ 53,131   $ 17,106
                                   =======    =======    =======    =======
   Pre-tax income
   --------------
     Personal Lines Group         $    526   $     66   $  2,609   $    351
     Commercial Lines Group            358          -        847          -
     Corporate                        (598)        45     (1,900)       271
                                   -------    -------    -------    -------
         Consolidated             $    286   $    111   $  1,556   $    622
                                   =======    =======    =======    =======

     The following is additional business segment information as of the following dates (in thousands):

                                   Sept. 30, 2003        Dec. 31, 2002
                                   --------------        -------------
               Assets
               ------
        Personal Lines Group         $   74,331            $   64,508
        Commercial Lines Group           13,823                11,839
        Corporate                         1,160                 7,414
                                      ---------             ---------
             Consolidated            $   89,314            $   83,761
                                      =========             =========


 Note 5 - Acquisition Costs

 Total amortized acquisition costs for the three months ending September 30, 2003 and 2002 (in thousands) was ($1,065) and ($36), respectively. Total amortized acquisition costs for the nine months ending September 30, 2003 and 2002 (in thousands) was ($854) and ($486), respectively.


 Note 6 - Earnings per Share

 The Company has adopted the provisions of Statement of Financial  Accounting
 Standards No.  128   ("  SFAS No.  128"),  "Earnings Per  Share,"  requiring
 presentation of both basic and diluted earnings per share.

 The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                    2003        2002      2003        2002
                                   ------------------    ------------------

 Weighted average shares - basic    15,166     11,049     12,501     11,049
 Effect of dilutive securities         206         61        310         99
                                   ------------------    ------------------
 Weighted average shares -
   assuming dilution                15,372     11,110     12,811     11,148


 Note 7 - Comprehensive Income

 The following table sets forth comprehensive income for the periods indicated (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                    2003        2002      2003        2002
                                   -------    -------    -------    -------

 Net Income                       $    220   $     73   $  9,174   $ (1,284)

 Additional pension liability,
   net of tax                           (8)         -         (8)         -
 Unrealized gain/(loss) on
   available for sale securities,
   net of tax                          355          -        414          -
                                   -------    -------    -------    -------
 Other comprehensive income            347          -        406          -

                                   -------    -------    -------    -------
 Comprehensive income             $    567   $     73   $  9,580   $ (1,284)
                                   =======    =======    =======    =======


 Note 8 - Contingencies

 On May 30, 2003, Phoenix was served with a suit from the Superior Court of the State of Arizona in and for the County of Pima, alleging breach of contract and bad faith in connection with Phoenix's denial of coverage in an automobile accident. The plaintiffs have filed an offer of judgment in the amount of $15 million. Phoenix believes the suit is without merit and has filed an answer denying each and every allegation in the case. The suit is still in pre-trial discovery stage. The Company intends to vigorously defend Phoenix against all claims asserted by the plaintiffs in the case.


 Note 9 - Treasury Stock

 Shares issued under employee benefit plans reduced treasury stock by $0.5 million and reduced capital in excess of par value by the same amount in 2003.


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

     The Personal Lines Group provides non-standard automobile liability and physical damage insurance through Hallmark and Phoenix for drivers who do not qualify for or cannot obtain standard-rate insurance. Prior to April 1, 2003, Hallmark assumed 100% of the premium and losses on business produced by its affiliated managing general agency, AHGA, through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Under a separate retrocession agreement, Hallmark retroceded 55% of the premium and losses to its principal reinsurer, Dorinco Reinsurance Company ("Dorinco"). Effective April, 1, 2003, Hallmark assumes and retains 45% of the premium and losses on business produced by AHGA and underwritten by State & County. Dorinco assumes its 55% share of the premiums and losses directly from State & County. AHGA manages the marketing of policies through independent agents. HFC finances annual and six-month policy premiums produced by AHGA through its premium finance program. Effective July 1, 2003, the Company discontinued the premium finance program and shifted the focus to a six month direct bill program. HCS provides claims adjustment, salvage, subrogation recovery and litigation services to Hallmark. Phoenix underwrites non-standard auto insurance produced by independent agents and retains 100% of the premium and losses for the business it writes.

     On June 10, 2003, the Governor of Texas signed legislation Senate Bill 14, which has been described as comprehensive insurance reform affecting homeowners and personal automobile business. With respect to personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring. With the new law, broadened rulemaking authority has been given to the Commissioner of Insurance.

     The Company currently writes all of its Texas personal automobile business pursuant to a fronting arrangement with State & County, which is a Texas county mutual insurance company. Although the new reforms are significant, the primary rating regulation provisions do not apply directly to the Company due to an exemption that applies to certain county mutual insurance companies, including State & County. Additionally, the Company does not currently use credit or insurance scoring models. Although we currently do not believe the changes outlined in Senate Bill 14 will have a material adverse affect on our operations, the Commissioner has been given broad rulemaking authority and we cannot determine the ultimate outcome and the impact it will have on our business until certain rules are developed by the Commissioner. Any rule changes that would affect our ability to charge adequate rates for the non-standard automobile line of business in the State of Texas would have a material adverse effect on our operations.

     The Commercial Lines Group, through HGA, markets commercial insurance policies through independent agents. HGA produces policies on behalf of Clarendon National Insurance Company ("CNIC") under a general agency agreement where it receives a commission based on the premium written with CNIC. ECM provides fee-based claims adjustment, salvage and subrogation recovery, and litigation services on behalf of CNIC and another unaffiliated third party.


 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, premium finance service charges and service fees. Other sources of funds are from financing and investment activities.

     On a consolidated basis, the Company's total cash, cash equivalents and investments (excluding restricted cash) at September 30, 2003 and December 31, 2002 were $38.6 million and $25.2 million, respectively. The Company's liquidity increased during the first nine months of 2003 as compared to December 31, 2002 principally as a result of the acquisition of Phoenix, which increased cash and investments by $24.0 million. This is partially offset by the deposit of $5.0 million in cash and investments into a trust account to secure State & County's credit exposure from the quota share reinsurance treaty with Hallmark effective April 1, 2003. The reduction in Hallmark's net premium volume this year has also adversely impacted cash flow.

     Net cash used by the Company's consolidated operating activities was $20,000 for the first nine months of 2003 compared to net cash used by operating activities of $1.4 million for the first nine months of 2002. The acquisition of Phoenix effective January 1, 2003 and the acquisition of the Commercial Lines Group effective December 1, 2002 played a significant role in the Company's improved cash flow from operations. Additionally, improved underwriting results have further contributed to the Company's improved cash flow from operations.

     Cash provided by investing activities during the first nine months of 2003 increased $5.6 million as compared to the first nine months of 2002. The acquisition of Phoenix produced a net cash increase of $6.9 million. The increase was additionally attributable to purchases of debt securities during the first nine months of 2002 of $10.6 million, an increase in premium finance notes repaid over originated notes of $7.2 million in the first nine months of 2003 compared to the same period of 2002 and increased maturities and redemptions of short-term investments and bonds of $3.2 million in the first nine months of 2003 compared to the same period of 2002. These increases were partially offset by the purchase of equity securities of $16.9 million in the first nine months of 2003 and an increase in restricted cash of $5.4 million due to the trust account deposit discussed above.

     Cash used in financing activities increased by $7.1 million in the first nine months of 2003 as compared to the same period of 2002 due to a decrease in net advances from the Company's premium finance lender and the repayment of notes payable to Dorinco during the first nine months of 2003. The Company also used part of the $10.0 million of proceeds from its rights offering to retire the $8.6 million note payable to Newcastle Partners, L.P. ("Newcastle") in September 2003.

     HFS is dependent on dividend payments and management fees from its insurance companies and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of September 30, 2003, cash and invested assets of HFS were $0.7 million. Cash and invested assets of non-insurance subsidiaries were $1.7 million as of September 30, 2003. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commission of Insurance, to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2003, Hallmark's ordinary dividend capacity is $0.8 million. Hallmark paid $0.2 million of dividends to HFS during the first nine months of 2003. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the AZDOI. During 2003, Phoenix's ordinary dividend capacity is $0.6 million. Phoenix paid $0.3 million of dividends to HFS during the first nine months of 2003.

     The Texas Department of Insurance ("TDI") regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all of the approved commissions or management fees. Hallmark paid only nominal management fees to HFS during the first nine months of 2002 and $0.5 million in management fees to HFS during the first nine months of 2003.

     The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Although the AZDOI has approved payments of management fees to HFS, management has elected to not pay a management fee to HFS in the first nine months of 2003 in order to strengthen Phoenix's statutory surplus.

     At September 30, 2003, Hallmark reported statutory capital and surplus (calculated as statutory assets less statutory liabilities) of $9.5 million, as compared to $8.4 million at December 31, 2002. Hallmark reported statutory net income of $1.5 million during the first nine months of 2003, paid dividends of $0.2 million to HFS and reported a change in deferred income taxes of ($0.2) million during the same period. Hallmark's premium-to-surplus ratio as of September 30, 2003 was 2.01 to 1, as compared to 2.63 to 1 for the twelve months ended December 31, 2002. The minimum statutory capital and surplus required for Hallmark by the TDI is $2.0 million. Hallmark's statutory capital and surplus as of September 30, 2003 exceeded the minimum requirements by 373%.

     At September 30, 2003, Phoenix reported statutory capital and surplus of $11.0 million, up from $10.1 million at December 31, 2002. Phoenix reported statutory net income of $0.6 million during the first nine months of 2003, paid $0.3 million in dividends to HFS and reported other statutory surplus adjustments of $0.6 million during the same period. The adjustments to surplus consist of changes in unrealized capital gains and losses, non-admitted assets and provision for reinsurance. Phoenix's premium-to-surplus ratio as of September 30, 2003 was 2.07 to 1. The minimum statutory capital and surplus required for Phoenix by the AZDOI is $1.5 million. Phoenix's statutory capital and surplus as of September 30, 2003 exceeds the minimum requirements by 633%.

     The acquisitions of the Commercial Lines Group and Phoenix were financed by a bridge loan from Newcastle, an affiliate of the Company's Chairman of the Board of Directors and Chief Executive Officer, Mark E. Schwarz. The Company has retired this debt with the proceeds from a rights offering of its common stock to its shareholders in the third quarter of 2003.


 Results of Operations

 Three Months Ending September 30, 2003 as compared to Three Months Ending September 30, 2002

     Income before tax, cumulative effect of change in accounting principle and extraordinary gain was $0.3 million for the quarter ended September 30, 2003, compared to $0.1 million for the same period in 2002. The effective tax rate for the current year was reduced this quarter to 32% from 34%, due primarily to tax exempt interest from municipal bonds held in Phoenix. This true up reduced the effective tax rate for the quarter ended September 30, 2003 to 27% as compared to 34% for the same period in 2002. Net income before cumulative effect of change in accounting principle and extraordinary gain was $0.2 million for the quarter ended September 30, 2003, compared to $0.1 million for the quarter ended September 30, 2002. The improvement in operating earnings for the third quarter of 2003 compared to the third quarter of 2002 reflects improved loss ratios of the Personal Lines Group (including the acquisition of Phoenix) and the acquisition of the Commercial Lines Group.

     The following is additional business segment information for the three months ended September 30 (in thousands):

                                      2003          2002
                                    --------      --------
           Revenues
           --------
    Personal Lines Group           $  11,320     $   6,061
    Commercial Lines Group             5,046             -
    Corporate                              -            19
                                    --------      --------
         Consolidated              $  16,366     $   6,080
                                    ========      ========


        Pre-tax Income
        --------------
    Personal Lines Group           $     526     $      66
    Commercial Lines Group               358             -
    Corporate                           (598)           45
                                    --------      --------
         Consolidated              $     286     $     111
                                    ========      ========


 Personal Lines Group

     Gross premiums written (prior to reinsurance) for the third quarter of 2003 decreased 45%, and net premiums written (after reinsurance) increased 34%, in relation to the same period in 2002. The decrease in gross premiums written is principally due to the change in the reinsurance structure with State & County and Dorinco. Effective April 1, 2003, the Company assumes a 45% share of the non-standard auto business produced by AHGA and underwritten by State & County instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumes its 55% share of this business directly from State & County, where prior to this date the Company retroceded 55% of the business to Dorinco. The decrease in gross premiums written is also impacted by the cancellation of unprofitable agents, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies and reduction in policy counts caused by increased rates. Partially offsetting the decrease in gross premiums written is the acquisition of Phoenix effective January 1, 2003, which contributed $5.4 million of gross premiums written. The increase in net premiums written is due primarily to the acquisition of Phoenix in 2003, which contributed $4.8 million for the quarter. Partially offsetting the net premium written generated by Phoenix is a $3.0 million decrease in net premium written by Hallmark for the third quarter of 2003 as compared to the same period in 2002, as discussed above.

     Revenue for the Personal Lines Group increased 87% for the third quarter of 2003 to $11.3 million from $6.1 million for the same period in 2002. The increase is primarily due to the acquisition of Phoenix effective January 1, 2003 which contributed $5.3 million in revenue for the third quarter of 2003. Revenue from Phoenix includes a $0.3 million impairment charge of a portion of its investment portfolio. These investments were purchased prior to Phoenix being acquired by the Company. Also contributing to the increase is AHGA commission revenue of $0.9 million from State & County on business ceded to Dorinco for policies effective after March 31, 2003 due to the new reinsurance structure. Prior to April 1, 2003, this commission was classified as a ceding commission and a reduction to commission expense. Partially offsetting these increases was a $0.8 million decrease in net earned premium for Hallmark for the third quarter of 2003 over the same period in 2002, a $0.1 million decrease in Hallmark premium finance charges and a $0.1 million decrease in other income as a result of the absence of agency fees following the sale of all four captive insurance offices of the Company in the first quarter of 2003.

     Pre-tax income for the Personal Lines Group increased $0.5 million for the third quarter of 2003 from $0.1 million for the same period in 2002. The increase is derived partially from the acquisition of Phoenix, which contributed $0.1 million in pre-tax income for the quarter. Also contributing is an improvement in Hallmark's ratio of loss and loss adjustment expenses over net premiums earned ("loss ratio") to 57.1% for the third quarter of 2003 as compared to 69.8% for the same period in 2002. Improved pricing in 2003 and the termination of unprofitable agents in the first quarter of 2003 caused the loss ratio improvement. Underwriting income (net premiums earned less loss and loss adjustment expenses) increased by $0.3 million for the third quarter of 2003 as compared to the same period in 2002.


 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $5.0 million for the third quarter of 2003 is primarily comprised of $3.8 million of commissions earned on policies produced by HGA for CNIC and $1.1 million of processing and service fees earned by ECM for claims processing for CNIC. These were new sources of income for the Company in 2003 as a result of the acquisition of the Commercial Lines Group in December 2002.

     Pre-tax income for the Commercial Lines Group of $0.4 million for the third quarter of 2003 is primarily comprised of $5.0 million in revenue as discussed above and $4.6 million in other operating costs and expenses. These costs represent expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which is independent retail agent commissions.


 Corporate

      Corporate pre-tax loss was $0.6 million for the third quarter of 2003 as compared to a nominal amount for the same period in 2002. Other operating costs and expenses increased $0.4 million as a result of the shift in management structure from 2002 to 2003 that has increased salary related expenses and other overhead during the third quarter of 2003, as well as lower management fees charged to Hallmark than in the same period in 2002. Interest expense increased by $0.3 million for the third quarter 2003 as compared to the same period in 2002. The increase is related to the interest expense on the note payable to Newcastle, which was retired from the proceeds of the Company's rights offering in September 2003. Proceeds from this note payable were used to acquire the Commercial Lines Group and Phoenix.


 Nine Months Ending September 30, 2003 as compared to Nine Months Ending September 30, 2002

     Income before tax, cumulative effect of change in accounting principle and extraordinary gain was $1.6 million for the nine months ended September 30, 2003, compared to $0.6 million for the same period in 2002. The effective tax rate for the current year was reduced to 32% from the 34% reported last year, due primarily to tax exempt interest from municipal bonds held in Phoenix. Net income before cumulative effect of change in accounting principle and extraordinary gain was $1.1 million for the nine months ended September 30, 2003, compared to $0.4 million for the same period in 2002. The improvement in operating earnings for the first nine months of 2003 compared to 2002 reflects improved loss ratios of the Personal Lines Group (including the acquisition of Phoenix) and the acquisition of the Commercial Lines Group.

     The following is additional business segment information for the nine months ended September 30 (in thousands):

                                      2003          2002
                                    --------      --------
           Revenues
           --------
     Personal Lines Group          $  38,767     $  17,087
     Commercial Lines Group           14,364             -
     Corporate                             -            19
                                    --------      --------
          Consolidated             $  53,131     $  17,106
                                    ========      ========

          Pre-tax Income
          --------------
     Personal Lines Group          $   2,609     $     351
     Commercial Lines Group              847             -
     Corporate                        (1,900)          271
                                    --------      --------
          Consolidated             $   1,556     $     622
                                    ========      ========


 Personal Lines Group

     Gross premiums written (prior to reinsurance) for the first nine months of 2003 decreased 3%, and net premiums written (after reinsurance) increased 91%, in relation to the same period in 2002. The decrease in gross premiums written is principally due to the change in the reinsurance structure with State & County and Dorinco. Effective April 1, 2003, the Company assumes a 45% share of the non-standard auto business produced by AHGA and underwritten by State & County instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumes its 55% share of this business directly from State & County, where prior to this date the Company retroceded 55% of the business to Dorinco. The decrease in gross premiums written is also impacted by the cancellation of unprofitable agents, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies and reduction in policy counts caused by increased rates. Partially offsetting the decrease in gross premiums written is the acquisition of Phoenix effective January 1, 2003, which contributed $17.8 million of gross premiums written. The increase in net premiums written is due primarily to the acquisition of Phoenix in 2003, which contributed $17.0 million for the first nine months of 2003. Partially offsetting the net premium written generated by Phoenix is a $3.0 million decrease in net premium written by Hallmark for the first nine months of 2003 as compared to the same period in 2002, as discussed above.

     Total revenue for the Personal Lines Group increased 127% for the first nine months of 2003 to $38.8 million from $17.1 million for the same period in 2002. The increase is due primarily to the acquisition of Phoenix effective January 1, 2003, which contributed $18.4 million in revenue for the first nine months of 2003. Revenue from Phoenix includes a $0.3 million impairment charge of a portion of its investment portfolio. These investments were purchased prior to Phoenix being acquired by the Company. Also contributing to the increase is AHGA commission revenue of $1.6 million from State & County on business ceded to Dorinco for policies effective after March 31, 2003 due to the new reinsurance structure. Prior to April 1, 2003, this commission was classified as ceding commission and a reduction to commission expense. Also contributing is a $1.9 million increase in net earned premium for Hallmark for the first nine months of 2003 over the same period in 2002. The increase in net earned premiums is due to Hallmark's net written premium trending upwards in 2002 through the first quarter of 2003. The increase in net earned premium is partially offset by a $0.2 million decrease in processing and service fees for the first nine months of 2003 as compared to the same period in 2002. This is due to the discontinuation of an unaffiliated managing general agency program in January 2003.

     Pre-tax income for the Personal Lines Group increased $2.2 million for the first nine months of 2003 to $2.6 million as compared to $0.4 million for the same period in 2002. The increase is derived partially from the acquisition of Phoenix, which contributed $0.9 million for the first nine months of 2003. Also contributing is an improvement in Hallmark's loss ratio to 66.5% for the first nine months of 2003 as compared to 74.4% the same period in 2002. Improved pricing in 2003 and the termination of unprofitable agents in the first quarter of 2003 caused the loss ratio improvement. Underwriting income increased by $1.8 million for the first nine months of 2003 as compared to the same period in 2002. Partially offsetting these increases to pre-tax income is increased other operating costs and expenses of $1.9 million for the first nine months of 2003 as compared to the same period in 2002. This is due to $1.6 million of ceding commission classified as revenue due to the new reinsurance structure effective April 1, 2003 where this commission was classified as a reduction to commission expense under prior agreements.


 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $14.3 million for the first nine months of 2003 is mostly comprised of $10.8 million of commissions earned on policies serviced by HGA for CNIC and $3.2 million of processing and service fees earned by ECM for claims processing for CNIC. These were new sources of income for the Company in 2003 as a result of the acquisition of the Commercial Lines Group in December 2002.

     Pre-tax income for the Commercial Lines Group of $0.8 million for the first nine months of 2003 is comprised of $14.3 million in revenue as discussed above and $13.5 million in other operating costs and expenses. These costs represent expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which is independent retail agent commissions.


 Corporate

      Corporate pre-tax loss was $1.9 million for the first nine months of 2003 as compared to pre-tax income of $0.3 million for the same period in 2002. Other operating costs and expenses increased $1.6 million primarily as a result of legal and consulting fees associated with acquisitions and other corporate matters. Additionally, the shift in management structure from 2002 to 2003 increased salary related expenses and other overhead during the first nine months of 2003. Interest expense increased by $0.8 million for the first nine months of 2003 as compared to the same period in 2002. This increase is related to the interest expense on the note payable to Newcastle, which was retired from the proceeds of the Company's rights offering in September 2003. Proceeds from this note payable were used to acquire the Commercial Lines Group and Phoenix.


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

             On May 30, 2003, Phoenix was served with a suit from the Superior Court of the State of Arizona in and for the County of Pima, alleging breach of contract and bad faith in connection with Phoenix's denial of coverage in an automobile accident. The plaintiffs have filed an offer of judgment in the amount of $15 million. Phoenix believes the suit is without merit and has filed an answer denying each and every allegation in the case. The suit is still in pre-trial discovery stage. The Company intends to vigorously defend Phoenix against all claims asserted by the plaintiffs in the case.


  Item 2.    Changes in Securities.

             None.


  Item 3.    Defaults on Senior Securities.

             None.


  Item 4.    Submission of Matters to a Vote of Security-Holders.

             None.


  Item 5.    Other Information.

             None.


  Item 6.    Exhibits and Reports on Form 8-K.

    (a) The exhibit listed in the Exhibit Index appearing on page 21 is filed herewith.


    (b) The Company filed the following 8-K reports during the third quarter of 2003:

             Form 8-K filed August 8, 2003 containing a press release announcing financial results for the second quarter ended June 30, 2003.

             Form 8-K filed September 5, 2003 containing a press release announcing the completion of the Company's rights offering.

                                Exhibit Index
                                -------------

   Exhibit
   Number                        Description
   -------                       -----------
    10(a) Technology Processing Services Agreement, effective December 1, 2003 between Phoenix Indemnity Insurance Company and CGI Information Systems & Management
                 Consultants, Inc.

    10(b) Policy and Claims Processing Services Agreement, effective September 1, 2003 between Phoenix Indemnity Insurance Company and CGI Information Systems &
                 Management Consultants, Inc.

    10(c) Processing Services Agreement, effective July 1, 2003 between Hallmark General Agency, Inc., Effective Claims Management, Inc. and CGI Information Systems &
                 Management Consultants, Inc.

    31(a) Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    31(b) Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    32(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

    32(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: November 14, 2003     /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman (Chief
                             Executive Officer)


 Date: November 14, 2003     /s/ Scott K. Billings
                             ---------------------------------------------
                             Scott K. Billings, Executive Vice President
                             (Chief Financial Officer/Principal
                             Accounting Officer)