Form 10KSB
period 2003-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2004-03-30
CIK 819913

CONFORMED COPY


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

               Annual Report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2003

                        Commission file number 0-16090

                      HALLMARK FINANCIAL SERVICES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                Nevada                                  87-0447375
    ----------------------------               --------------------------
    (State or Other Jurisdiction               (I.R.S. Employer I.D. No.)
   of Incorporation Organization)


    777 Main Street, Suite 1000, Fort Worth, Texas            76102
    ----------------------------------------------          ----------
       (Address of Principal Executive Offices)             (Zip Code)

       Issuer's Telephone Number, Including Area Code:  (817) 348-1600

       Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class         Name of Each Exchange on Which Registered
  ---------------------------     -----------------------------------------
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

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB.   [   ]

 State issuer's revenues for its most recent fiscal year - $69,559,579.

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates - $7,799,361 as of February 29, 2004.

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $.03 par value 36,447,291 shares outstanding as of March 22, 2004.

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

                                    PART I

 Item 1. Description of Business.

 Introduction

   Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona, commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, third party claims administration and other insurance related services.

 Overview

   The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines group are a Texas domiciled property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); an Arizona domiciled property and casualty insurance company, Phoenix Indemnity Insurance Company ("Phoenix"), a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); a premium finance company, Hallmark Finance Corporation ("HFC"); and an affiliated and third party claims administrator, Hallmark Claims Services, Inc. ("HCS"). The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA") and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

   Hallmark writes non-standard automobile liability and physical damage coverage in Texas. Hallmark currently provides insurance through a reinsurance arrangement with an unaffiliated company, Old American County Mutual Fire Insurance Company ("OACM") for policies written after September 30, 2003. Prior to October 1, 2003, Hallmark provided insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through either State & County or OACM, Hallmark provides insurance for drivers who do not qualify for standard-rate insurance due to driving record, claims history, residency status, or type of vehicle.

   On January 27, 2003, the Company received final approval from the Arizona Department of Insurance ("AZDOI") for the acquisition of Phoenix, effective as of January 1, 2003. Phoenix is licensed in 24 states and writes non-standard automobile liability and physical damage coverage in Arizona and
 New Mexico. Phoenix underwrites its own policies and retains 100% of the business it writes. Phoenix targets non-urban markets and underwrites policies produced by approximately 135 independent agents.

   AHGA holds an appointment from OACM to manage the sale and servicing of OACM policies. Hallmark reinsures 45% of the OACM policies produced by AHGA under a related reinsurance agreement. AHGA markets OACM policies in Texas through approximately 353 independent agents operating under their own names.

   HFC offered premium financing for policies sold by independent agents managed by AHGA. The Company discontinued writing new and renewal premium finance policies effective July 1, 2003.

   HCS  provides  fee-based  claims   adjustment,  salvage  and   subrogation
 recovery, and litigation services to Hallmark and unaffiliated MGAs.

   Effective December 1, 2002, the Company purchased HGA, ECM and a financial administrative service company, Financial and Actuarial Resources, Inc. ("FAR"). HGA, through approximately 150 independent agents operating under their own names, markets commercial insurance policies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon and Washington. HGA currently produces policies on behalf of Clarendon National Insurance Company ("CNIC") and assumes none of the underwriting risk. HGA earns a commission based on a percentage of the earned premium it produces for CNIC.

   ECM   provides  fee-based  claims   adjustment,  salvage  and  subrogation
 recovery,   and  litigation  services  on  behalf  of  CNIC.   The   Company
 discontinued the business of FAR during the third quarter of fiscal 2003.

 Personal Lines Group Operations

   Formed in 1987, HFS commenced its current operations in 1990 when it acquired, through several transactions, most of the companies now referred to as the Personal Lines Group. HFS manages Hallmark, Phoenix, AHGA, HFC and HCS as an integrated Personal Lines Group that shares common management and office space.

   Hallmark offers both liability and physical damage (comprehensive and collision) coverages. Hallmark's bodily injury liability coverage is limited to $20,000 per person and $40,000 per accident, and property damage liability coverage is limited to $15,000 per accident. Physical damage coverage is limited to $40,000 and $30,000 for vehicles insured under six-month and monthly policies, respectively.

   Phoenix offers both liability and physical damage (comprehensive and collision) coverages. Phoenix's bodily injury liability coverage is limited to $15,000 per person and $30,000 per accident, and property damage liability coverage is limited to $10,000 per accident, for the Arizona direct bill program. Bodily injury liability coverage is limited to $25,000 per person and $50,000 per accident, and property damage liability coverage is limited to $10,000 per accident, for the New Mexico direct bill program. Physical damage coverage is limited to a vehicle value of $35,000 and $30,000 for the Arizona and New Mexico direct bill programs, respectively. Phoenix offers optional bodily injury liability coverage up to $100,000 per person and $300,000 per accident, and property damage liability coverage up to $50,000, for both programs.

   All  purchasers of  Hallmark  and Phoenix  policies  are individuals.   No
 single customer or group of related customers has accounted for more than 1% of its net premiums written during any of the last three years.

   The Company currently writes monthly and six-month policies. The Company's core net premium volume was composed of a policy mix of 6.2% annual, 43.6% monthly and 50.2% six-month policies in 2003, and 50.7% annual, 46.1% monthly and 3.2% six-month policies in 2002. The Company discontinued writing annual premium financed policies in July 2003 in order to focus on products which are more competitive in the current marketplace. The Company's typical customer is unable or unwilling to pay a half year's premium in advance. Accordingly, the Company offers monthly policies and six-month direct bill policies.

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

   The following table shows, for each of the years in the three year period ended December 31, 2003 (i) the amount of the Personal Lines Group gross premiums written, and (ii) the underwriting results of the Personal Lines Group, as measured by the net statutory loss and loss adjustment expense ("LAE") ratio, the statutory expense ratio, and the statutory combined ratio for the calendar year. The loss and LAE ratio is the ratio of incurred losses and LAE to net premiums earned, the statutory expense ratio is the ratio of underwriting and operating expenses to net premiums written, and the combined ratio is the sum of the loss and LAE ratio and the statutory expense ratio.

                                     2003           2002            2001
                                   --------       --------        --------
    Gross Premiums Written        $  43,338      $  51,643       $  49,614
                                   ========       ========        ========

    Statutory Loss & LAE Ratio        72.5%          76.8%           98.6%
    Statutory Expense Ratio           28.6%          19.5%           16.7%
                                   --------       --------        --------
    Statutory Combined Ratio         101.1%          96.3%          115.3%
                                   ========       ========        ========

 Commercial Lines Group Operations

   The Company's Commercial Lines Group consists of a regional managing general agency, and a third party claims administration company which were acquired December 1, 2002. HGA markets commercial insurance policies through an independent agency force primarily in the rural areas of Texas, New Mexico, Idaho, Oregon, and Washington. ECM administers the claims on insurance policies produced by HGA. These insurance policies consist of small to medium sized commercial risks, which as a group have relatively stable loss ratios. The Commercial Lines Group's underwriting criteria exclude lines of business and classes of risks that are considered to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Selection criteria include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged with a correspondingly lower premium. The lines of business underwritten are primarily commercial auto, commercial multi-peril, business owner's policy, umbrella and other liability.

   HGA currently markets and underwrites these policies on behalf of CNIC and assumes none of the underwriting risk. HGA earns a commission based on a percentage of the earned premium it produces for CNIC. ECM receives a claim servicing fee based on a percentage of the earned premium it produces for CNIC with a portion deferred for casualty claims.

 Underwriting and Other Ratios

   An insurance company's underwriting performance is traditionally measured by its statutory loss and LAE ratio, its statutory expense ratio and its statutory combined ratio. The statutory loss and LAE ratio, which is calculated as the ratio of net losses and LAE incurred to net premiums earned, helps to assess the adequacy of the insurer's rates, the propriety of its underwriting guidelines and the performance of its claims department. The statutory expense ratio, which is calculated as the ratio of underwriting and operating expenses to net premiums written, assists in measuring the insurer's cost of processing and managing the business. The statutory combined ratio, which is the sum of the statutory loss and LAE ratio and the statutory expense ratio, is indicative of the overall profitability of an insurer's underwriting activities, with a combined ratio of less than 100% indicating profitable underwriting results.

   During 2003, 2002 and 2001, the Company experienced statutory loss and LAE ratios of 72.5%, 76.8% and 98.6%, respectively. During the same periods, it experienced statutory expense ratios of 28.6%, 19.5% and 16.7%, respectively, and statutory combined ratios of 101.1%, 96.3% and 115.3%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by accounting principles generally accepted in the United States of America ("GAAP").

   The statutory expense ratio for 2003 increased over the 2002 statutory expense ratio primarily as a result of the change in the reinsurance structure effective April 1, 2003. Under the prior structure, Hallmark assumed 100% of the Texas non-standard automobile business produced by AHGA and underwritten by State & County and retroceded a portion to Dorinco
 Reinsurance Company ("Dorinco"). Under this arrangement, the ceding commission from Dorinco was treated as an offset to Hallmark's underwriting expenses. As of April 1, 2003, Dorinco directly assumes its share of the Texas non-standard automobile business produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or OACM (for policies written after September 30, 2003). Under this new arrangement, ceding commissions from Dorinco are treated as revenue to AHGA rather than an offset to the underwriting expenses of Hallmark.

   Under Texas Department of Insurance ("TDI") and AZDOI guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus ratio of not more than 3 to 1. The premium-to-surplus ratio measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. For 2003, 2002, and 2001, Hallmark's premium-to-surplus ratios were 1.50, 2.63, and 2.62 to 1, respectively. Phoenix's premium-to-surplus ratio was 2.15 to 1 for 2003.

 Reinsurance Arrangements

   For policies originated prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard auto business produced by AHGA and underwritten by State & County and retroceded 55% of the business to Dorinco. Under this arrangement, Hallmark remained obligated to policyholders in the event that Dorinco did not meet its obligations under the retrocession agreement. Effective April 1, 2003, Hallmark assumes the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or OACM (for policies written after September 30, 2003). The remaining 55% of each policy is directly assumed by Dorinco.  Under these  new reinsurance arrangements, Hallmark  is obligated to policyholders only for the portion of the risk assumed by Hallmark. Phoenix underwrites its own policies and does not cede any portion of the business to reinsurers.

   Under Hallmark's reinsurance arrangements, the Company earns ceding commissions based on Dorinco's loss ratio experience on the portion of policies reinsured by Dorinco. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. As of December 31, 2003 and 2002, the accrued ceding commission payable was $1.2 million and $2.5 million, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

   The following table presents gross and net premiums written and earned and reinsurance recoveries for each of the last three years:

     (in thousands)               2003            2002            2001
                                --------        --------        --------
   Gross premiums written      $  43,338       $  51,643       $  49,614
   Ceded premiums written         (6,769)        (29,611)        (33,822)
                                --------        --------        --------
     Net premiums written      $  36,569       $  22,032       $  15,792
                                ========        ========        ========

   Gross premiums earned       $  57,447       $  52,486       $  49,525
   Ceded premiums earned         (15,472)        (32,273)        (33,149)
                                --------        --------        --------
     Net premiums earned       $  41,975       $  20,213       $  16,376
                                ========        ========        ========

   Reinsurance recoveries      $  11,332       $  21,161       $  27,857
                                --------        --------        --------

 Marketing

   The Company's customers for non-standard automobile insurance typically fall into two groups. The first are drivers who do not qualify for standard auto insurance due to driving record, claims history, residency status, type of vehicle or adverse credit history. The second group is drivers who live in areas in which there is limited availability of standard rate insurance.

   AHGA acts as a managing general agency for OACM to manage 353 independent agents in Texas writing non-standard automobile policies. Phoenix's policies are generated through 135 independent agents in New Mexico and Arizona. Field marketing representatives promote the Company's non-standard automobile insurance programs to prospective independent agents and service existing independent agents. The independent agents represent other insurers and sell other insurance products in addition to the Company's policies. During fiscal 2003, the top 10 independent agency groups produced 23%, and no individual agency group produced more than 4%, of the total premium volume of the Personal Lines Group.

   HGA markets commercial insurance policies through a force of approximately 150 independent agencies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon, and Washington. HGA targets customers that are in low hazard classifications in the standard commercial market (typically referred to as "main street" accounts). The typical customer is a small to medium sized business and will have a policy that covers property, general liability and auto exposures. HGA has historically maintained excellent relationships with its producing agents. During fiscal 2003, the top 10 independent agency groups produced 29%, and no individual agency group produced more than 5%, of the total premium volume of the Commercial Lines Group.

 Competition

   The property and casualty insurance market, the Company's primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best Company, Inc., there were 3,072 property and casualty insurance companies and 1,911 property and casualty insurance groups operating in North America as of July 22, 2003. The Company's Personal Lines Group competes with large national insurers such as Allstate, State Farm and Progressive, as well as numerous regional companies and managing general agencies. The Company's Commercial Lines Group competes with large national carriers such as Hartford, Zurich and Safeco, as well as numerous regional companies and managing general agencies. The Company's competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than the Company.

   Generally, the Company competes based upon price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. The Company competes with companies using independent agents, captive agent networks, direct marketing channels, or a combination thereof.

   The current competitive environment in the personal non-standard auto insurance market is driven largely by reinsurance capacity and terms. Beginning in 2000, the reinsurance capacity and terms generally available were not sufficient to continue to support programs with inadequate rates and poor performance. The result has been a contraction of the marketplace, allowing remaining competitors to obtain additional rate and/or premium growth. These conditions continued into 2003, albeit at a diminished pace, with the market moving into a more stabilized condition by the end of the year. By the close of 2003, the frequency of market driven rate and underwriting adjustments had slowed, and the degree of rate impact of these actions had diminished, when compared to recent prior years.

   The current competitive environment in the commercial insurance market is being impacted by a reduction in capacity as insurers, following a prolonged cyclical downturn in profitability, have reduced premium writing capacity in areas that have been unprofitable. The Company's primary source of revenue in this line of business has been the rural or non-urban markets which have historically provided favorable underwriting results. As with the personal non-standard auto industry, the commercial insurance marketplace has contracted, allowing remaining competitors to obtain additional rate and/or premium growth. Although these conditions continued during 2003, there is currently more resistance to rate increases.

 Insurance Regulation

   The operations of Hallmark, AHGA and HFC are regulated by the TDI. AZDOI regulates the operations of Phoenix. Hallmark and Phoenix are required to file quarterly and annual statements of their financial condition with TDI and AZDOI, respectively, prepared in accordance with SAP. Hallmark's and Phoenix's financial condition, including the adequacy of surplus, loss reserves and investments, is subject to review by TDI and AZDOI, respectively. Hallmark does not write its insurance directly, but assumes business written through a county mutual insurance company. Under Texas insurance regulation, premium rates and underwriting guidelines of county mutuals are not subject to the same degree of regulation imposed on standard insurance companies. AHGA is also subject to TDI licensing requirements. HFC is subject to licensing, financial reporting and certain financial requirements imposed by TDI and is also regulated by the Texas Office of Consumer Credit Commissioner.

   On June 10, 2003, the Governor of Texas signed Senate Bill 14, which has been described as comprehensive insurance reform affecting homeowners and personal automobile business. With respect to personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring. With the new law, broadened rulemaking authority has also been given to the Commissioner of Insurance.

   The Company currently writes all of its Texas personal automobile business pursuant to a fronting arrangement with a Texas county mutual insurance company. Although the new reforms are significant, the primary rate regulation provisions do not apply directly to the Company due to an exemption that applies to certain county mutual insurance companies. Additionally, the Company does not currently use credit or insurance scoring models. The Company does not believe the specific changes outlined in Senate Bill 14 will have a material adverse affect on its operations. However, the Company cannot determine the ultimate application of this legislation or the impact it may have on its business until certain rules are developed by the Commissioner. Any rule changes that would affect the Company's ability to charge adequate rates for the non-standard automobile line of business in the State of Texas would have a material adverse effect on its operations.

    TDI and AZDOI have broad authority to enforce insurance laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's certificate of authority or an agent's license. In extreme cases, including actual or pending insolvency, they may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets. In addition, all insurance companies are subject to assessments for state administered funds which cover the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro-rata share based on its direct premiums written. Payments to the fund may be recovered by the insurer through deductions from its premium taxes at a rate of 10% per year over ten years.

   HFS is also regulated as an insurance holding company by TDI and AZDOI. Financial transactions between HFS or any of its affiliates and Hallmark or Phoenix are subject to regulation. Applicable regulations require approval of management and expense sharing contracts, inter-company loans and asset transactions, investments in the Company's securities by Hallmark or Phoenix and similar transactions. Further, dividends and distributions to HFS by Hallmark or Phoenix are restricted.

   The National Association of Insurance Commissioners ("NAIC") requests property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. Hallmark's 2003 and 2002 adjusted capital under the RBC calculation exceeded the minimum requirement by 186.3% and 142.9%, respectively. Phoenix's 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 161.5%.

    HGA is subject to and in compliance with the licensing requirements of the department of insurance in each state in which it produces business.
 Generally, each state requires one officer of HGA to maintain an agent license. Claims adjusters employed by ECM and HCS are also subject to the licensing requirements of each state in which they conduct business. Each claims adjuster employed by the Company either holds or has applied for the required licenses.

 Analysis of Hallmark's Losses and LAE

   The Company's consolidated financial statements include an estimated reserve for unpaid losses and LAE. The Company estimates its reserve for unpaid losses and LAE by using case-basis evaluations and statistical projections, which include inferences from both losses paid and losses incurred. The Company also uses recent historical cost data, periodic reviews of underwriting standards and claims management to modify the statistical projections. The Company gives consideration to the impact of inflation in determining its loss reserves, but does not discount reserve balances.

   The amount of reserves represents management's estimates of the ultimate net cost of all unpaid losses and LAE incurred through December of each year. These estimates are subject to the effect of trends in claim severity and frequency. Management continually reviews the estimates and adjusts them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years. (See Note 1 to the consolidated financial statements included in this report.)

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

   Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 2003 and 2002 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet at December 31, 2003 and 2002 (in thousands):


                                                          2003        2002
                                                        --------    --------
    Reserve for unpaid losses and LAE, net
       of reinsurance recoverables, January 1          $   8,411   $   7,919

    Acquisition of Phoenix January 1, 2003                10,338           -

    Provision for losses and LAE for claims
       occurring in the current period                    29,724      15,125

    Increase in reserve for unpaid losses and
       LAE for claims occurring in prior periods             464         177

    Payments for losses and LAE, net of reinsurance:

        Current period                                   (21,895)     (9,119)
        Prior periods                                     (5,845)     (5,691)
                                                        --------    --------
    Reserve for unpaid losses and LAE, net of
       reinsurance recoverable, December 31            $  21,197   $   8,411

    Reinsurance recoverable on unpaid losses and
       LAE at December 31                                  7,259       9,256
                                                        --------    --------
    Reserve for unpaid losses and LAE, gross of
       reinsurance at December 31                      $  28,456   $  17,667
                                                        ========    ========

 The 2003 provision for losses and LAE for claims occurring in the current period includes a $2.1 million settlement of a bad faith claim, net of reinsurance, and adverse development primarily related to newly acquired business. (See Item 3.)

 SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed with TDI and AZDOI in accordance with SAP for years 2003 and 2002 are summarized below (in thousands):

                                                              December 31
                                                           2003        2002
                                                          ------      ------
  Reserve for unpaid losses and LAE on a SAP basis
    (net of reinsurance recoverables on unpaid losses)   $21,132     $ 8,296
  Loss reserve discount from the Phoenix acquisition        (155)          -
  Unamortized risk premium reserve discount from the
    Phoenix acquisition                                      220           -
  Estimated future unallocated LAE reserve for HCS             -         115
                                                          ------      ------
  Reserve for unpaid losses and LAE on a GAAP basis
    (net of reinsurance recoverables on unpaid losses)   $21,197     $ 8,411
                                                          ======      ======

 Analysis of Loss and LAE Reserve Development

   The following table shows the development of the Company's loss reserves, net of reinsurance, for 1993 through 2003. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

                       [This space left blank intentionally.]

                            ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                   (Thousands of dollars)


 Year Ended December 31    '93      '94      '95      '96      '97      '98      '99      '00      '01      '02       '03
 ----------------------    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     -----
 A. Reserve for            4321     4297     5923     5096     4668     4580     5409     7451     7919     8411     21197
 Unpaid Losses & LAE,
 Net of Reinsurance
 Recoverables

 B. Net Reserve Re-
 estimated as of :
 One year later            4626     5175     5910     6227     4985     4594     5506     7974     8096     8875
 Two years later           4499     5076     6086     6162     4954     4464     5277     7863     8620
 Three years later         4288     5029     6050     6117     4884     4225     5216     7773
 Four years later          4251     5034     6024     6070     4757     4179     5095
 Five years later          4238     5031     6099     5954     4732     4111
 Six years later           4239     5038     6044     5928     4687
 Seven years later         4234     5030     6038     5900
 Eight years later         4234     5030     6029
 Nine years later          4234     5030
 Ten years later           4234

 C. Net Cumulative
 Redundancy (Deficiency)     87     (733)    (106)    (804)     (19)     469      314     (322)    (701)    (464)

 D. Cumulative Amount
 of Claims Paid, Net
 of Reserve
 Recoveries, through:
 One year later            3028     3313     3783     4326     3326     2791     3229     5377     5691     5845
 Two years later           3883     4442     5447     5528     4287     3476     4436     7070     7905
 Three years later         4147     4861     5856     5860     4387     3911     4909     7584
 Four years later          4207     4975     5933     5699     4571     4002     5014
 Five years later          4218     5005     6018     5818     4618     4051
 Six years later           4223     5030     6018     5853     4643
 Seven years later         4234     5030     6029     5860
 Eight years later         4234     5030     6029
 Nine years later          4234     5030
 Ten years later           4234

                                                                                                           2002     2003
                                                                                                          ------   ------
 Net  Reserve-December 31                                                                                $ 8,411  $21,197

 Reinsurance Recoverables                                                                                  9,256    7,259
                                                                                                          ------   ------
 Gross Reserve - December 31                                                                             $17,667  $28,456
                                                                                                          ======   ======
 Net Re-estimated Reserve                                                                                  8,875
 Re-estimated Reinsurance Recoverable                                                                      9,932
                                                                                                          ------
 Gross Re-estimated Reserve                                                                              $18,807
                                                                                                          ======
 Gross Cumulative Deficiency                                                                             $(1,140)
                                                                                                          ======


 Investment Policy

   The Company's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. The investment portfolio is composed of fixed income and equity securities. The fixed income securities are made up of 16% U.S. Government or U.S. Government agency securities, 79% state and local securities, and 5% other securities. The average maturity of the Hallmark and Phoenix fixed income portfolios is 7.8 years and 7.0 years, respectively. The fair value of the Company's fixed income securities as of December 31, 2003 was $31.0 million, of which $5.1 million is classified as restricted investments. If market rates were to change 1%, the fair value of the company's fixed income securities would change approximately $1.7 million as of December 31, 2003. Maturities, bond calls and prepayments of mortgage-backed securities totaled approximately $6.4 million in 2003.

   In addition, as part of the Company's overall investment strategy, the Company maintains an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash. During 2003, the Company's investment income totaled approximately $1.2 million compared to approximately $0.8 million for 2002. The increase in investment income from 2002 to 2003 was primarily attributable to the acquisition of Phoenix in January 2003.

 Employees

   On December 31, 2003, the Company employed 186 people on a full-time basis as compared to 203 people at December 31, 2002. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be excellent.


 Item 2. Description of Property.

   The Company's corporate headquarters and commercial lines group are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains approximately 27,808 square feet of space. Effective June 1, 2003, the Company negotiated its lease for a period of 97 months to expire June 30, 2011. The rent is currently $31,168 per month.

   The Company's personal lines group is located at 14651 Dallas Parkway, Suite 400, Dallas, Texas. The suite is located in a high-rise office building and contains approximately 25,559 square feet of space. The Company renegotiated its lease on May 5, 2003 for a period of 66 months to expire November 30, 2008. The rent is currently $50,075 per month.


 Item 3.  Legal Proceedings.

   The Company is engaged in various legal proceedings which are routine in nature and incidental to the Company's business. None of these proceedings, either individually or in the aggregate, are believed, in the opinion of management, to have a material adverse effect on the consolidated financial position of the Company or the results of operations.

   On May 30, 2003, Phoenix was served with a suit from the Superior Court of the State of Arizona in and for the County of Pima, alleging breach of contract and bad faith in connection with Phoenix's denial of coverage in an automobile accident. The Company settled the suit in the first quarter of 2004 for $2.1 million, net of applicable reinsurance recoverable.


 Item 4.  Submission of Matters to a Vote of Security Holders.

   During the fourth quarter of 2003, the Company did not submit any matter to a vote of its security holders.


                              PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters.

 The Company's Common Stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the Common Stock's high and low sales prices on the AMEX Emerging Company Marketplace for each quarter since January 1, 2002.


      Period                         High Sale      Low Sale

      2002
      ----
      First Quarter                  $ 0.60         $ 0.40
      Second Quarter                   0.60           0.40
      Third Quarter                    0.54           0.35
      Fourth Quarter                   0.70           0.30

      2003
      ----
      First Quarter                  $ 0.75         $ 0.50
      Second Quarter                   0.95           0.65
      Third Quarter                    1.15           0.31
      Fourth Quarter                   0.80           0.50

      2004
      ----
      First Quarter
       (through March 22)            $ 0.79         $ 0.50


   As of February 27, 2003 there were approximately 155 shareholders of record of the Company's common stock.

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

 Critical Accounting Policies

   The following discussion provides management's assessment of financial results and material changes in financial position for the Company. This discussion is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The Company's significant accounting policies requiring management estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and various information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances.

   Investments. Investment income is an important source of revenue, and the Company's return on invested assets has a material effect on net income. The Company's investment policy is subject to the requirements of regulatory authorities. In addition, certain assets are held on deposit with various states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. See Item 1 for additional discussion of the Company's investment policy.

   In 2003, the Company changed the classification of its investment portfolio to available-for-sale. A classification of available-for-sale means the changes in the fair market value of securities are reflected in other comprehensive income, a component of stockholders' equity. Prior to 2003, the Company used an investment strategy classified as held-to-
 maturity. A classification of held-to-maturity means that the Company reported its securities at amortized cost rather than fair market value.

   Short-term investments are carried at market value. Short-term investments are comprised of a certificate of deposit maturing in one year.

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

   The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums. The Company routinely evaluates the realizability of deferred policy acquisition costs. At December 31, 2003 and 2002, there was no premium deficiency related to deferred policy acquisition costs.

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

   Retirement Plans. Certain employees of the Commercial Lines Group were participants in a defined benefit cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. The plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen. Management, in conjunction with its consulting actuaries, determined the appropriate assumptions to be used in valuing the projected benefit obligation of the plan at December 31, 2003. Assumptions used considered the expected payout period for the liabilities and underlying assets held to fund the obligation.

   Intangible Assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 supersedes Accounting Principles Board ("APB") 17, "Intangible Assets", and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142
 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

   Pursuant to SFAS 142, the Company has identified two components of goodwill and assigned the carrying value of these components into two reporting units: the Personal Lines Group and the Commercial Lines Group. During 2003, the Company completed the first step prescribed by SFAS 142 for testing for impairment and determined that there is no impairment. Prior to the acquisitions of the Commercial Lines Group in December 2002 and Phoenix in January 2003, the Company assigned the carrying value of goodwill to the insurance company reporting unit and the finance company reporting unit. In 2003, as a result of these acquisitions, the Company changed the way it views its operating segments.

   Effective December 1, 2002, the Company acquired the Commercial Lines Group. At acquisition, the Company valued the relationships with its independent agents at $542,580. This asset is classified as an other intangible asset and is being amortized over twenty years. The Company recognized $27,129 of amortization expense for the twelve months ending December 31, 2003 and will recognize $27,129 in amortization expense for each of the next five years and $377,545 for the remainder of the asset's life.

   Deferred Tax Assets. The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This valuation allowance was $884,000 and $33,000 at December 31, 2003 and 2002, respectively.

   Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and LAE are established by the Company for claims which have already been incurred by the policyholder but which have not been paid by the Company. Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2003 and 2002. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency.

   Although   considerable  variability  is  inherent   in  such   estimates,
 management believes that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations. The range of unpaid losses and LAE estimated by the Company's actuaries as of December 31, 2003 was $21.3 million to $32.6 million. Management's best estimate of unpaid losses and LAE as of December 31, 2003 is $28.5 million. In setting this estimate of unpaid losses and LAE, management has assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. In the absence of any specific factors indicating actual experience at either extreme of the actuarial range, management has established a moderately conservative estimate of unpaid losses and LAE, which is approximately $1.5 million higher than the midpoint of the actuarial range. This estimate of unpaid losses and LAE includes reserves related to settlement of a bad faith claim of $2.1 million, net of reinsurance and inadequate Phoenix pre-acquisition reserves. (See Item 3)

   The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim expenses represent the single largest category of its expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund its operations.

   Recognition of Premium Revenues. Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insured. Insurance premiums written include gross policy fees of $3.0 million and $5.1 million and policy fees, net of reinsurance, of $2.3 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively.

   Ceding Commissions of the Personal Lines Group. Ceding commissions from reinsurers on retroceded business, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions are netted against deferred policy acquisition costs in the balance sheet. The change in deferred ceding commission income is netted against the change in deferred policy acquisition costs in the statement of operations. Under Hallmark's reinsurance arrangements, the Company earns ceding commissions based on Dorinco's loss ratio experience on the portion of policies reinsured by Dorinco. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios.

   Recognition of Commission Revenues and Expenses of the Commercial Lines Group. Commission revenue and commission expense related to insurance policies serviced by HGA are recognized during the period covered by the policy. Profit sharing commission is calculated and recognized when the ratio of ultimate losses and loss expenses incurred to earned premium ("loss ratio") as determined by a qualified actuary deviate from contractual thresholds. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty at 0.5% above and below the provisional loss ratio.

                                               Treaty Effective Dates
                                           --------------------------------
                                           7/1/01 -    7/1/02 -    7/1/03 -
                                           6/30/02     6/30/03     6/30/04
                                           --------------------------------
     Provisional loss ratio                 60.0%       59.0%       59.0%

     Ultimate loss ratio booked
       to at 12/31/03                       58.5%       59.0%       59.0%

     Effect of actual 0.5% above
       provisional                      ($206,115)  ($270,254)   ($40,099)

     Effect of actual 0.5% below
       provisional                       $144,280    $178,367     $26,465


   As of December 31, 2003, the Company recorded a $0.4 million profit sharing receivable for the quota share treaty effective July 1, 2001 through June 30, 2002. The Company also recorded a $0.6 million receivable on the quota share treaty effective July 1, 2001 through June 30, 2002 because the Company has collected its commission on this treaty at the maximum loss ratio of 61.5% equal to a commission rate of 30.0% per the contractual commission slide.

   Recognition of Claim Servicing Fees. Claim servicing fees are recognized in proportion to the historical trends of the claim cycle. The Company uses historical claim count data that measures the close rate of claims in relation to the policy period covered to substantiate the service period. The following table summarizes the years in which claim fee revenue is recognized by type of business.

                                          Year Claim Fee Revenue Recognized
                                          ---------------------------------
                                                 1st   2nd   3rd  4th
                                                 --------------------
              Commercial property fees           80%   20%    -    -
              Commercial liability fees          60%   30%   10%   -
              Personal property fees             90%   10%    -    -
              Personal liability fees            49%   33%   12%   6%

   Reinsurance. As is common in the insurance industry, prior to April 1, 2003, the Company reinsured, or ceded, portions of the coverage provided to policyholders to other insurance companies. Cession of reinsurance is utilized by an insurer to limit its maximum loss, thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance. See Item 1 for further discussion of the Company's reinsurance arrangements.

   Statutory Accounting Practices. The Company is required to report its results of operations and financial position to TDI and AZDOI based upon SAP. Under SAP, unlike GAAP, the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend to HFS from Hallmark and Phoenix.

 Financial Condition and Liquidity

   The Company's sources of funds are principally derived from insurance related operations. The major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, and processing and service fees. Other sources of funds are from financing and investment activities.

  The following table shows future payments to be made under contractual obligations as of December 31, 2003 (in thousands):

                                       Payments by Period:
                          ----------------------------------------------
                                    Less than    1-3     3-5   More than
                            Total    1 Year     Years   Years   5 Years
                          ----------------------------------------------
    Contractual
      obligations: (1)
    Long-term
      borrowings (2)      $  991     $  728     $  263      -         -

      (1) Information regarding the Company's contractual obligations under operating leases as of December 31, 2003, is incorporated by reference to Note 16 of the consolidated financial statements included in this report.
      (2) Long-term borrowings consists of a 8.25% promissory note payable to Dorinco. Payments of principal and accrued interest are due in quarterly installments on the last day of March, June, September, and December with the last payment due June 30, 2005. (See Note 7 of the consolidated financial statements included in this report)

    On a consolidated basis, the Company's cash and investments increased approximately 60.3% as of December 31, 2003 as compared to December 31, 2002. This was primarily a result of the acquisition of Phoenix, which increased cash and investments by $24.7 million in 2003. Excluding Phoenix, the Company's liquidity decreased by approximately $9.5 million or 37.7%, primarily as a result of lower retained premium volume in Hallmark in 2003 as compared to 2002. The Company's consolidated cash, cash equivalents and investments at December 31, 2003 and 2002 were $40.4 million and $25.2 million, respectively, excluding restricted cash and investments of $5.4 million and $1.1 million, respectively, to secure State & County's credit exposure from the quota share reinsurance treaty with Hallmark effective April 1, 2003.

   The Company's operating activities provided $0.7 million in net cash during 2003 as compared to $1.9 million in 2002. The Company paid $26.1 million more in operating expenses and $8.7 million more in losses and LAE in 2003 as compared to 2002 primarily a result of the acquisitions of Phoenix in 2003 and the Commercial Lines Group in December 2002. These additional outlays of cash were partially offset by $18.2 million more ceding commissions collected, $11.5 million more premiums collected, net of reinsurance paid and $4.1 million more processing and service fees collected in 2003 as compared to 2002.

   Cash provided by investing activities during 2003 increased by $18.0 million as compared to 2002. Premium finance notes repaid over notes originated increased by $9.4 million in 2003 over 2002. During 2003, the Company received $6.9 million in cash from the acquisition of Phoenix and received $4.9 million more in cash from redemptions and maturities of investment securities than in 2002. The Company purchased $6.4 million more in debt and equity securities than in 2002. The Company also transferred $5.2 million more from cash and investments to restricted trust accounts in 2003 than in 2002 in connection with changes to the quota share reinsurance treaty with State & County effective April 1, 2003. During 2002, the Company purchased a note receivable in the amount of $6.5 million from a financial institution, which was secured by the stock of Phoenix, and purchased the Commercial Lines Group for $2.1 million plus assumption of certain liabilities.

   Cash used in financing activities increased by $17.6 million during 2003 as compared to 2002 primarily due to the repayment of a promissory note to a related party initiated in 2002 and a $9.4 million increase in net repayments to premium finance lender. Proceeds of the note were used to purchase the note receivable and Commercial Lines Group discussed above. The funds used to repay the promissory note were generated by a rights offering the Company completed in the third quarter of 2003. Net repayments to the premium finance lender increased as a result of the Company's discontinuation of its writing of premium financed policies effective July 1, 2003.

   HFS is dependent on dividend payments and management fees from its insurance company operations and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of December 31, 2003, cash and invested assets of HFS were $1.9 million. Cash and invested assets of non-insurance subsidiaries were $3.2 million as of December 31, 2003. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2003, Hallmark's ordinary dividend capacity was $0.8 million. During 2003, Hallmark declared dividends to HFS of $0.4 million of which $0.2 million was paid. Based on surplus at December 31, 2003, Hallmark could pay up to $2.0 million in dividends to HFS during 2004 without TDI approval. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder surplus or prior year's net investment income, without prior written approval from the AZDOI. During 2003, Phoenix's ordinary dividend capacity was $0.6 million. Phoenix paid $0.6 million of dividends to HFS during 2003. The maximum dividend that
 Phoenix can pay  HFS in 2004  without prior approval  of the  AZDOI is  $0.6 million.

   TDI regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all the approved commissions or management fees. Hallmark paid management fees of $0.6 million to HFS during 2003, as compared to $0.2 million in 2002.

   The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Although the AZDOI has approved payments of management fees to HFS, management elected not to pay a management fee to HFS in 2003 in order to strengthen Phoenix's surplus.

   Statutory capital and surplus is calculated as statutory assets less statutory liabilities. TDI requires that Hallmark maintain minimum statutory capital and surplus of $2.0 million and AZDOI requires that Phoenix maintain minimum statutory capital and surplus of $1.5 million. Hallmark and Phoenix exceed the minimum required statutory capital and surplus by 401% and 571%, respectively. At December 31, 2003, Hallmark reported statutory capital and surplus of $10.0 million, which reflects an increase of $1.6 million from the $8.4 million reported at December 31, 2002. At December 31, 2003, Phoenix reported statutory capital and surplus of $10.1 million. Hallmark reported statutory net income of $2.0 million during 2003 compared to $0.4 million in 2002. At December 31, 2003, Hallmark's premium-to-surplus ratio was 1.50 to 1 as compared to 2.63 to 1 for the year ended December 31, 2002. Phoenix had statutory net loss of $0.3 million for fiscal 2003. Phoenix's premium-to-surplus ratio was 2.15 to 1 for the year ended December 31, 2003.

   HFC previously entered into a secured financing arrangement and a servicing agreement with an unaffiliated third party, FPF, Inc., in order to fund HFC's premium finance activities. The Company discontinued writing premium financed policies in July 2003. The financing arrangement provided that HFC sell to the third party all eligible premium finance notes generated by HFC in connection with the financing of insurance policies. As of December 31, 2003, HFC did not have an outstanding balance on advances under the financing arrangement compared to an outstanding balance of $10.9 million as of December 31, 2002.

   Based on 2004 budgeted and year-to-date cash flow information, the Company believes that it has sufficient liquidity to meet its projected insurance obligations, operational expenses and capital expenditure requirements for the foreseeable future. However, management is continuing to investigate opportunities for future growth and additional capital may be required to fund further expansion of the Company.

 Results of Operations

   Income before tax, cumulative effect of change in accounting principle and extraordinary gain was $0.7 million for 2003, compared to $36,000 in 2002. The improvement in operating earnings in 2003 reflects better underwriting results for Hallmark and the acquisition of the Commercial Lines Group in December 2002, partially offset by the acquisition of Phoenix. Net income for 2003 includes $8.1 million of extraordinary gain resulting from the acquisition of Phoenix. In consideration for Phoenix, the Company retired $7.0 million of a $14.85 million note receivable from Millers American Group, Inc. ("Millers"). The Company had valued the note receivable on its balance sheet at its cost of $6.5 million. As of December 31, 2003, the Company fully allowed for the remaining balance of the note receivable. The gain is calculated as the difference between the fair value of the net assets of Phoenix of $14.6 million and the $6.5 million cost of the note receivable from Millers.

   The following is additional business segment information for the twelve months ended December 31 (in thousands):

                                           2003                2002
      Revenues                           --------            --------
      --------
      Personal Lines Group              $  49,665           $  23,999
      Commercial Lines Group               19,891               1,561
      Corporate                                 3                 237
                                         --------            --------
        Consolidated                    $  69,559           $  25,797
                                         ========            ========
      Pre-tax Income
      --------------
      Personal Lines Group               $  1,350           $    (203)
      Commercial Lines Group                1,311                   3
      Corporate                            (1,975)                236
                                         --------            --------
        Consolidated                    $     686           $      36
                                         ========            ========

 Personal Lines Group

   Gross premiums written (prior to reinsurance) for 2003 decreased 16% and net premiums written (after reinsurance) increased 66% in relation to 2002. The decrease in gross premiums written is primarily due to the change in the reinsurance structure with Dorinco and the county mutual fronting companies (State & County and OACM). Effective April 1, 2003, the Company assumed a 45% share of the non-standard auto business produced by AHGA and underwritten by either State & County or OACM instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumed its 55% share of this business directly, where prior to this date the Company retroceded 55% of the business to Dorinco. The decrease in gross premiums written is also impacted by Hallmark's cancellation of unprofitable agents, shift in marketing focus from annual term premium financed policies to six month term direct bill policies and increases in policy rates. These decreases are partially offset by the acquisition of Phoenix in 2003, which contributed $22.4 million in gross premiums written. The increase in net premiums written is due primarily to the acquisition of Phoenix in 2003, which contributed $21.6 million in 2003.

   Revenue for the Personal Lines Group increased 107% in 2003 to $49.7 million from $24.0 million in 2002. The increase is due mostly to the acquisition of Phoenix, which contributed $24.3 million in revenue in 2003 and AHGA commission revenue of $2.5 million from Dorinco on policies effective after March 31, 2003 due to the new reinsurance structure.

   Pre-tax income for the Personal Lines Group increased $1.6 million in 2003 to $1.4 million as compared to a pre-tax loss of $0.2 million in 2002. Contributing to the increased pre-tax income are lower Hallmark loss and LAE of $13.1 million in 2003 as compared to $15.3 million in 2002. Improved pricing in 2003 and Hallmark's termination of unprofitable agents in the first quarter of 2003 helped cause the Company's statutory loss and LAE ratio to improve to 72.5% for 2003 as compared to 76.8% for 2002. Partially offsetting these increases in pre-tax income is the acquisition of Phoenix, which reported a $0.4 million pre-tax loss. The results for Phoenix include a loss accrual of $2.1 million, net of applicable reinsurance, for the settlement of a bad faith claim. (See Item 3.)

 Commercial Lines Group

   Revenue for the Commercial Lines Group of $19.9 million in 2003 is mostly comprised of $15.0 million of commissions earned on policies serviced by HGA for CNIC. Revenue also includes $4.6 million of processing and service fees earned by ECM for claims processing for CNIC and by FAR for accounting administration for an unaffiliated third party, the contract for which ended in April 2003. The Commercial Lines Group reported revenue of $1.6 million for the one month ended December 31, 2002, which was mostly comprised of $1.1 million of commissions and $0.4 million of processing and service fees. These were new sources of revenue for the Company as a result of the acquisition of the Commercial Lines Group in December 2002.

   Pre-tax income for the Commercial Lines Group of $1.3 million in 2003 is comprised of $19.9 million in revenue as discussed above and $18.6 million in other operating costs and expenses. These costs primarily represent expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which is independent retail agent commissions.

 Corporate

   Corporate pre-tax loss of $2.0 million in 2003 increased $2.2 million as compared to pre-tax income of $0.2 million for 2002. The primary reason for the increase in corporate pre-tax loss is because HFS took $1.2 million less in management fees from the Personal Lines Group in 2003 than it did in 2002. Other operating costs and expenses increased $0.5 million mostly as a result of legal and consulting fees associated with acquisitions and other corporate matters. Additionally, the shift in management structure from 2002 to 2003 increased salary related expenses and other overhead during 2003. Interest expense increased by $0.6 million in 2003 due to interest on a related party note payable. Proceeds from this note were used to acquire the Commercial Lines Group and Phoenix. The Company repaid this note in September 2003 from the proceeds of a rights offering of its stock in the third quarter of 2003. Investment income decreased by $0.2 million due to a note receivable secured by the stock of Phoenix acquired from a financial institution in the fourth quarter of 2002 being satisfied by the acquisition of Phoenix in 2003. Partially offsetting these increased expenses is $0.3 million of amortization of a $0.5 million risk premium reserve established in 2003 for Phoenix unpaid loss and LAE. The remainder of this reserve will be amortized into income over the next five years.


 Item 7.  Financial Statements

   The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.


   Description                                                   Page Number
   -----------                                                   -----------
   Independent Auditors' Report                                      F-2

   Report of Independent Accountants                                 F-3

   Consolidated Balance Sheets at December 31, 2003 and 2002         F-4

   Consolidated Statements of Operations for the Years Ended
   December 31, 2003 and 2002                                        F-5

   Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 2003 and 2002                            F-6

   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003 and 2002                                        F-7

   Notes to Consolidated Financial Statements                        F-9


 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 On October 10, 2003, the Company dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountants and retained KPMG LLP as its new independent accountants to audit its financial statements for the fiscal year ended December 31, 2003. The information required by Item 304 of Regulation S-B is incorporated by reference from the Company's Current Report on Form 8-K filed October 17, 2003.


 Item 8A.  Controls and Procedures.

 The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the Company's disclosure controls and procedures and have concluded that such controls and procedures are effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


 Item 13.  Exhibits and Reports on Form 8-K.

     (a) The exhibits listed in the Exhibit Index appearing at page 23 of this report are filed with or incorporated by reference in this report.

     (b) The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

          Form 8-K filed October 17, 2003 announcing a change in the Company's certifying accountant.

          Form 8-K filed November 14, 2003 containing a press release announcing financial results for the third quarter ended September 30, 2003.

          Form 8-K filed November 18, 2003 containing a press release announcing the resignation of President, Chief Operating Officer and member of the Board of Directors, Timothy A. Bienek.


 Item 14.  Principal Accountant Fees and Services.

     The information required by Part III, Item 14 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.



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


                                  HALLMARK FINANCIAL SERVICES, INC.
                                            (Registrant)

 Date:       March 30, 2004       /s/ Mark E. Schwarz
                                  ------------------------------------------
                                  Mark E. Schwarz, Chairman (Chief Executive
                                  Officer)

 Date:       March 30, 2004       /s/ Mark J. Morrison
                                  ------------------------------------------
                                  Mark J. Morrison, Executive Vice President
                                  (Principal Financial Officer)

 Date:       March 30, 2004       /s/ Jeffrey R. Passmore
                                  ------------------------------------------
                                  Jeffrey R. Passmore, Senior Vice President
                                  (Principal Accounting Officer)


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date:       March 30, 2004       /s/ Mark E. Schwarz
                                  ------------------------------------------
                                  Mark E. Schwarz, Director

 Date:       March 30, 2004       /s/ James H. Graves
                                  ------------------------------------------
                                  James H. Graves, Director

 Date:       March 30, 2004       /s/ George R. Manser
                                  ------------------------------------------
                                  George R. Manser, Director

 Date:       March 30, 2004       /s/ Scott T. Berlin
                                  ------------------------------------------
                                  Scott T. Berlin, Director

 Date:       March 30, 2004       /s/ James C. Epstein
                                  ------------------------------------------
                                  James C. Epstein, Director

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

 Exhibit
 Number                         Description
 ------                         -----------
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

 10(u) Endorsement No. 1, effective July 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company) effective July 1, 1996 (incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 Exhibit
 Number                         Description
 ------                         -----------
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

 Exhibit
 Number                         Description
 ------                         -----------
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

 Exhibit
 Number                         Description
 ------                         -----------
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

 Exhibit
 Number                         Description
 ------                         -----------
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

 10(bm) Loan Purchase and Sale Agreement, between Hallmark Financial Services, Inc and LaSalle Bank National Association dated November 1, 2002 (incorporated by reference to Exhibit 2 to the registrant's current report on Form 8-K filed November 8, 2002).

 10(bn) Purchase Agreement dated November 26, 2002 between Hallmark Financial Services, Inc., Millers American Group, Inc. and The Millers Insurance Company (incorporated by reference to Exhibit 2(a) to the registrant's current report on Form 8-K filed December 4, 2002).

 10(bo) Assumption Agreement dated December 1, 2002 between Millers Insurance Company, Millers General Agency, Inc. and Phoenix Indemnity Insurance Company (incorporated by reference to Exhibit 2(b) to the registrant's current report on Form 8-K filed December 4, 2002).

 10(bp) First Amendment to Hallmark Financial Services, Inc. 1994 Key Employee Long Term Incentive Plan (incorporated by reference to
          Exhibit 10(bm) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 10(bq) First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to
          Exhibit 10(bn) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 Exhibit
 Number                         Description
 ------                         -----------
 10(br) Addendum No. 1 to the Quota Share Retrocession Contract between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000 (incorporated by reference to Exhibit 10(bo) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 10(bs) Letter of Agreement, dated October 31, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bp) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31,
          2002).

 10(bt) Third Modification Agreement, entered into November 1, 2002, to the Sale and Assignment Agreement, dated November 18, 1999, with Hallmark Finance corporation as Seller and FPF, Inc. (incorporated by reference to Exhibit 10(bq) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 10(bu) Letter of Agreement, dated December 30, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(br) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31,
          2002).

 10(bv) Letter of Agreement, dated December 30, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bs) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31,
          2002).

 10(bw) Termination Agreement dated December 30, 2002, between Hallmark Financial Services, Inc. and Linda H. Sleeper (incorporated by reference to Exhibit 10(bt) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 10(bx) Tenth Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated May 5th, 2003, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

 10(by) General Agency Agreement between Millers General Agency, Inc and Clarendon National Insurance Company, effective August 15, 2001 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
          2003).

 10(bz) Claims Administration Agreement between Millers General Agency, Inc. and Clarendon National Insurance Company, effective August 15, 2001 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

 10(ca) Claims Services Agreement between Millers General Agency, Inc. and Effective Claims Management, Inc., effective March 25, 2003 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
          2003).

 10(cb) Lease Agreement for 777 Main Street, Suite 1000, Fort Worth, Texas 76102, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(cc) Termination Addendum to the Quota Share Retrocession Agreement, effective March 31, 2003 between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 Exhibit
 Number                         Description
 ------                         -----------
 10(cd) General Agency Agreement by and among American Hallmark General Agency, Inc., State and County Mutual Fire Insurance Company, American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective April 1, 2003 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(ce) Security Fund Agreement between American Hallmark Insurance Company of Texas and State and County Mutual Fire Insurance Company, effective April 1, 2003 (incorporated by reference to
          Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(cf) Quota Share Reinsurance Agreement by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc. and State and County Mutual Insurance Company, effective April 1, 2003 (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(cg) Quota Share Reinsurance Agreement by and among American Hallmark General Agency, Inc., State and County Mutual Insurance Company and Dorinco Reinsurance Company, effective April 1, 2003 (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
          2003).

 10(ch) Fourth Modification Agreement effective June 19, 2003 by and among Hallmark Finance Corporation and FPF, Inc. (incorporated by reference to Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(ci) Technology Processing Services Agreement, effective December 1, 2003 between Phoenix Indemnity Insurance Company and CGI Information Systems & Management Consultants, Inc. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

 10(cj) Policy and Claims Processing Services Agreement, effective September 1, 2003 between Phoenix Indemnity Insurance Company and CGI Information Systems & Management Consultants, Inc. (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

 10(ck) Processing Services Agreement, effective July 1, 2003 between Hallmark General Agency, Inc., Effective Claims Management, Inc. and CGI Information Systems & Management Consultants, Inc. (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

 10(cl) * Managing General Agency Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc.

 10(cm) * Addendum No. 1 to the Managing General Agency Agreement , effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc.

 10(cn) * Guaranty Agreement, effective September 1, 2003, between Old
          American County Mutual Fire Insurance Company and Hallmark Financial Services, Inc.

 10(co) * 45% Quota Share Reinsurance Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc.

 Exhibit
 Number                         Description
 ------                         -----------
 10(cp) * Addendum No. 1 to the 45% Quota Share Reinsurance Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc.

 10(cq) * 55% Quota Share Reinsurance Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and Dorinco Reinsurance Company.

 10(cr) * Blanket Retrocession Agreement, effective October 1, 2003, between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas.

 10(cs) * Letter of Termination dated November 2, 2003, to the Sale and
          Assignment Agreement dated November 17, 1999 by and among Hallmark Finance Corporation and FPF, Inc.

 16 Letter from PricewaterhouseCoopers LLP to Securities and Exchange Commission dated October 15, 2003 (incorporated by reference from the Company's Current Report on Form 8-K filed October 17, 2003).

 21     * List of subsidiaries of the registrant.

 23.1   * Independent Auditors' Consent

 23.2   * Consent of Independent Accountants.

 31(a)  * Certification of Chief Executive Officer required by Rule
          13a-14(a) or Rule 15d-14(b).

 31(b)  * Certification of Chief Financial Officer required by Rule
          13a-14(a) or Rule 15d-14(b).

 32(a)  * Certification of Chief Executive Officer pursuant to 18 U.S.C.
          1350.

 32(b)  * Certification of Chief Financial Officer pursuant to 18 U.S.C.
          1350.

 *        Filed herewith

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 Description                                                     Page Number
 -----------                                                     -----------
 Independent Auditors' Report                                        F-2

 Report of Independent Accountants                                   F-3

 Consolidated Balance Sheets at December 31, 2003 and 2002           F-4

 Consolidated Statements of Operations for the Years Ended
 December 31, 2003 and 2002                                          F-5

 Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2003 and 2002                                    F-6

 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2003 and 2002                                          F-7

 Notes to Consolidated Financial Statements                          F-9

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


 The Board of Directors and Stockholders
 Hallmark Financial Services, Inc.:

 We have audited the consolidated balance sheet of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

 As described in note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted the prospective method provisions of Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


 /s/ KPMG LLP
 ------------
 KPMG LLP
 Dallas, Texas
 March 24, 2004

                      Report of Independent Accountants
                      ---------------------------------


 To the Board of Directors
 Hallmark Financial Services, Inc.:

 In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operation, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Hallmark Financial Services, Inc. and subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 As discussed in Note 1, during 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


 /s/ PricewaterhouseCoopers LLP
 ------------------------------
 PricewaterhouseCoopers LLP
 Dallas, Texas
 March 16, 2003

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2003 and 2002
                                (In thousands)
                         ---------------------------
                    ASSETS                             2003          2002
                    ------                          ----------    ----------
 Investments:
  Debt securities, available-for-sale, at
    fair value in 2003 and held-to-maturity,
    at amortized cost in 2002                      $    25,947   $     7,679
  Equity securities, available-for-sale,
    at fair value                                        3,573           122
  Short-term investments, available-for-sale,
    at fair value                                          335         8,927
                                                    ----------    ----------
             Total investments                          29,855        16,728

 Cash and cash equivalents                              10,520         8,453
 Restricted cash and investments                         5,366         1,072
 Prepaid reinsurance premiums                              291         8,956
 Premiums receivable encumbered by premium
   financing activity (net of allowance for
   doubtful accounts of $3 in 2003 and $115
   in 2002)                                                 43        11,593
 Premiums receivable                                     4,033         1,012
 Accounts receivable                                     3,395         2,129
 Reinsurance recoverable                                10,516        12,929
 Deferred policy acquisition costs                       7,146         5,266
 Excess of cost over fair value of net
   assets acquired                                       4,836         5,171
 Intangible assets                                         513           540
 Note receivable                                             -         6,500
 Current federal income tax recoverable                    625            33
 Deferred federal income taxes                           3,961         1,021
 Other assets                                            2,753         2,358
                                                    ----------    ----------
                                                   $    83,853   $    83,761
                                                    ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                   $       991   $     1,803
   Note payable to related party                             -         8,600
   Net advances from lender for financed premiums            -        10,905
   Unpaid losses and loss adjustment expenses           28,456        17,667
   Unearned premiums                                     5,862        15,957
   Reinsurance balances payable                              -         3,764
   Unearned revenue                                     10,190         6,872
   Accrued agent profit sharing                          1,511           450
   Accrued ceding commission payable                     1,164         2,536
   Pension liability                                     1,237           604
   Accounts payable and other accrued expense            7,045         6,068
                                                    ----------    ----------
                                                        56,456        75,226
                                                    ----------    ----------
 Commitments and Contingencies                               -             -

 Stockholders' equity:
   Common stock, $.03 par value, authorized
      100,000,000 shares; issued 36,856,610
      shares in 2003 and 11,855,610 shares
      in 2002                                            1,106           356
    Capital in excess of par value                      19,693        10,875
    Retained earnings (deficit)                          7,254        (1,491)
    Accumulated other comprehensive income                 (93)         (162)
    Treasury stock, 484,319 shares in 2003
      and 806,477 shares in 2002, at cost                 (563)       (1,043)
                                                    ----------    ----------
             Total stockholders' equity                 27,397         8,535
                                                    ----------    ----------
                                                   $    83,853   $    83,761
                                                    ==========    ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the years ended December 31, 2003 and 2002
                      (In thousands, except per share amounts)
                            ----------------------------

                                                       2003          2002
                                                    ----------    ----------
  Gross premiums written                           $    43,338   $    51,643
  Ceded premiums written                                (6,769)      (29,611)
                                                    ----------    ----------
     Net premiums written                               36,569        22,032
     Change in unearned premiums                         5,406        (1,819)
                                                    ----------    ----------
     Net premiums earned                                41,975        20,213

  Investment income, net of expenses                     1,198           773
  Realized losses                                          (88)           (5)
  Finance charges                                        3,544         2,503
  Commission and fees                                   17,544         1,108
  Processing and service fees                            4,900           921
  Other income                                             486           284
                                                    ----------    ----------
         Total revenues                                 69,559        25,797

  Losses and loss adjustment expenses                   30,188        15,302
  Other operating costs and expenses                    37,386         9,474
  Interest expense                                       1,271           983
  Amortization of intangible asset                          28             2
                                                    ----------    ----------
         Total expenses                                 68,873        25,761

  Income before income tax, and cumulative
    effect of change in accounting principle
    and extraordinary gain                                 686            36

  Income tax expense                                        25            13
                                                    ----------    ----------
  Income before cumulative effect of change in
    accounting principle and extraordinary gain    $       661   $        23
    Cumulative effect of change in accounting
      principle, net of tax                                  -        (1,694)
    Extraordinary gain                                   8,084             -
                                                    ----------    ----------
          Net income (loss)                        $     8,745   $    (1,671)
                                                    ==========    ==========

  Basic earnings (loss) per share:
    Income before cumulative effect of change in
      accounting principle and extraordinary gain  $      0.03   $         -
    Cumulative effect of change in accounting
      principle                                              -         (0.15)
    Extraordinary gain                                    0.44             -
                                                    ----------    ----------
          Net income (loss)                        $      0.47   $     (0.15)
                                                    ==========    ==========

  Diluted earnings (loss) per share:
    Income before cumulative effect of change in
      accounting principle and extraordinary gain  $      0.03   $         -
    Cumulative effect of change in accounting
      principle                                              -         (0.15)
    Extraordinary gain                                    0.43             -
                                                    ----------    ----------
          Net income (loss)                        $      0.46   $     (0.15)
                                                    ==========    ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements


                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         for the years ended December 31, 2003 and 2002
                                                        (in thousands)
                                            ---------------------------------------

                                                    Capital                Accum.
                                   #                  In                   Other                   #        Total      Comp.
                                   of       Par    Excess of   Retained    Comp.     Treasury      of   Stockholders' Income
                                 Shares    Value   Par Value   Earnings    Income      Stock     Shares    Equity     (Loss)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   --------
 Balance at December 31, 2001    11,856   $  356   $  10,875   $    180         -      ($1,043)     806  $  10,368

  Comprehensive loss:
    Net loss                                                     (1,671)                                    (1,671) $  (1,671)

  Other comprehensive income,                                                (162)                            (162)      (162)
     Additional minimum                                                                                              --------
     pension liability,
     net of tax of $94

  Comprehensive loss                                                                                                $  (1,833)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
  Balance at December 31, 2002   11,856   $  356  $   10,875    ($1,491)    ($162)     ($1,043)     806  $   8,535

  Rights offering                25,000      750       9,250                                                10,000

  Issuance of common stock            1        -                                                                 -

  Amortization of fair value
    of stock options granted                              31                                                    31

  Stock options exercised                               (463)                              480     (322)        17

  Comprehensive income:
       Net income                                                 8,745                                      8,745  $   8,745

  Other comprehensive income,
    Minimum pension liability                                                (646)                            (646)      (646)

    Net unrealized holding gains
      arising during period                                                   667                              667        667

    Reclassification adjustment
      for losses included in net
      net income                                                               88                               88         88
                                                                           ------                         --------   --------
    Net unrealized gains on
      securities                                                              755                              755        755
                                                                           ------                         --------   --------
    Total other comprehensive
      income before tax                                                       109                              109        109

    Tax effect on other
      comprehensive income                                                    (40)                             (40)       (40)
                                                                           ------                         --------   --------
    Other comprehensive
      income after tax                                                         69                               69         69

  Comprehensive income                                                                                              $   8,814
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
  Balance at December 31, 2003   36,857   $1,106  $   19,693  $   7,254      ($93)       ($563)     484  $  27,397
                                 ======    =====   =========   ========    ======    =========   ======   ========


                                             The accompanying notes are an integral
                                          part of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 2003 and 2002
                                (In thousands)
                         ----------------------------
                                                          2003          2002
                                                        --------      --------
 Cash flows from operating activities:
    Net income (loss)                                  $   8,745     $  (1,671)

    Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Depreciation and amortization expense                 621           195
       Change in deferred income taxes                       114            48
       Change in prepaid reinsurance premiums              8,297         3,061
       Change in premiums receivable                      (1,276)         (598)
       Change in accounts receivable                      (1,266)         (170)
       Change in deferred policy acquisition costs        (1,340)         (641)
       Change in unpaid losses and loss
         adjustment expenses                              (5,097)       (2,422)
       Change in unearned premiums                       (12,785)       (1,242)
       Change in unearned revenue                          3,271           183
       Change in accrued agent profit sharing                944            72
       Change in reinsurance recoverable                  12,817         3,942
       Change in reinsurance balances payable             (3,082)         (662)
       Cumulative effect of change
         in accounting principle                               -         1,694
       Change in current federal income tax
         payable/recoverable                                (592)          662
       Change in accrued ceding commission payable        (1,372)       (2,062)
       Gain on acquisition of subsidiary                  (8,084)            -
       Change in all other liabilities                       419         1,117
       Change in all other assets                            365           443
                                                        --------      --------
           Net cash provided by operating activities         699         1,949
                                                        --------      --------
 Cash flows from investing activities:
    Purchases of property and equipment                     (476)         (254)
    Purchase of note receivable                                -        (6,500)
    Acquisition of subsidiary, net of cash received        6,945        (2,100)
    Premium finance notes originated                     (15,734)      (41,273)
    Premium finance notes repaid                          27,284        43,420
    Change in restricted cash and investments             (4,294)          918
    Purchases of debt and equity securities              (19,075)      (12,639)
    Maturities and redemptions of investment securities    8,131         5,858
    Net redemptions of short-term investments              8,904         6,276
                                                        --------      --------
       Net cash provided by (used in)
         investing activities                             11,685        (6,294)
                                                        --------      --------
 Cash flows from financing activities:
     Proceeds from note payable                                -         8,600
     Net repayments to premium finance lender            (10,905)       (1,308)
     Proceeds from rights offering                        10,000             -
     Repayment of borrowings                              (9,412)          (27)
                                                        --------      --------
         Net cash (used in) provided
           by financing activities                       (10,317)        7,265
                                                        --------      --------
 Increase in cash and cash equivalents                     2,067         2,920
 Cash and cash equivalents at beginning of year            8,453         5,533
                                                        --------      --------
 Cash and cash equivalents at end of year              $  10,520     $   8,453
                                                        ========      ========
 Supplemental cash flow information:
 Interest paid                                         $  (1,456)    $    (833)
                                                        ========      ========
 Income taxes recovered/(paid)                         $    (475)    $     696
                                                        ========      ========


    In the first quarter of 2003, the Company retired a portion of a note receivable in consideration for all the stock of Phoenix as further explained in Note 1 Accounting Policy for Business Combinations.
    In conjunction with the acquisition, cash and cash equivalents were provided as follows:


    Value of note receivable exchanged                      $   6,500
    Extraordinary gain on acquisition                           8,084
    Fair value of tangible assets acquired excluding cash     (27,167)
    Liabilities assumed                                        19,528
                                                             --------
    Cash and cash equivalents provided by acquisition       $   6,945
                                                             ========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ___________


 1.  Accounting Policies:
     -------------------

     General
     -------
     Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona, commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, third party claims administration and other insurance related services. The Company discontinued producing new premium financed non-standard personal automobile insurance in July 2003. The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group").

     The Personal Lines Group focuses on providing non-standard automobile liability and physical damage insurance in Texas, New Mexico and Arizona for drivers who do not qualify for or cannot obtain standard rate insurance. The members of the Personal Lines group are a Texas domiciled property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); an Arizona domiciled property and casualty insurance company, Phoenix Indemnity Insurance Company ("Phoenix"); a managing general agency, American Hallmark General
     Agency, Inc. ("AHGA"); a premium finance company, Hallmark Finance Corporation ("HFC"); and a third party claims administrator, Hallmark Claims Service, Inc. ("HCS"). Once the premium financed business completely runs off, HFC will discontinue operations.

     The Commercial Lines Group markets, underwrites and administers low hazard commercial insurance policies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon and Washington. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA", formerly known as Millers General Agency, Inc.); and a third party claims administrator, Effective Claims Management, Inc. ("ECM", formerly known as Effective Litigation Management, Inc.).

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts and operations of HFS and its subsidiaries. Inter-company accounts and transactions have been eliminated.

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which, as to Hallmark and Phoenix, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

     Investments
     -----------
     Debt and equity securities available for sale are reported at market value. Unrealized gains and losses are recorded as a component of stockholders' equity, net of related tax effects. Prior to 2003, debt securities were reported at amortized cost and classified as held-to-maturity. Debt and equity securities that are determined to have other than temporary impairment are recognized as a realized loss in the Statement of Operations.

     Short-term investments consist of a certificate of deposit carried at amortized cost, which approximates market.

     Realized investment gains and losses are recognized in operations on the specific identification method.

     Cash Equivalents
     ----------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Recognition of Premium Revenues
     -------------------------------
     Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insured. Insurance premiums written include gross policy fees of $3.0 million and $5.1 million and policy fees, net of reinsurance, of $2.3 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively.

     Recognition of Commission Revenues and Expenses of the Commercial
     -----------------------------------------------------------------
     Lines Group
     -----------
     Commission revenue and commission expense related to insurance policies serviced by HGA are recognized during the period covered by the policy. Profit sharing commission is calculated and recognized when the ratio of ultimate losses and loss expenses incurred to earned premium ("loss ratio") as determined by a qualified actuary deviate from contractual thresholds. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty at 0.5% above and below the provisional loss ratio.

                                               Treaty Effective Dates
                                           --------------------------------
                                           7/1/01 -    7/1/02 -    7/1/03 -
                                           6/30/02     6/30/03     6/30/04
                                           --------------------------------
     Provisional loss ratio                 60.0%       59.0%       59.0%

     Ultimate loss ratio booked
       to at 12/31/03                       58.5%       59.0%       59.0%

     Effect of actual 0.5% above
       provisional                      ($206,115)  ($270,254)   ($40,099)

     Effect of actual 0.5% below
       provisional                       $144,280    $178,367     $26,465


     As of December 31, 2003, the Company recorded a $0.4 million profit sharing receivable for the quota share treaty effective July 1, 2001 through June 30, 2002. The Company also recorded a $0.6 million receivable on the quota share treaty effective July 1, 2001 through June 30, 2002 because the Company has collected its commission on this treaty at the maximum loss ratio of 61.5% equal to a commission rate of 30.0% per the contractual commission slide.

     Recognition of Claim Servicing Fees
     -----------------------------------
     Claim servicing fees are recognized in proportion to the historical trends of the claim cycle. The Company uses historical claim count data that measures the close rate of claims in relation to the policy period covered to substantiate the service period. The following table summarizes the year in which claim fee revenue is recognized by type of business.

                                          Year Claim Fee Revenue Recognized
                                          ---------------------------------
                                                 1st   2nd   3rd  4th
                                                 --------------------
              Commercial property fees           80%   20%    -    -
              Commercial liability fees          60%   30%   10%   -
              Personal property fees             90%   10%    -    -
              Personal liability fees            49%   33%   12%   6%

     Finance Charges
     ---------------
     The majority of Hallmark's annual insurance premiums are financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Hallmark discontinued producing new premium financed annual term policies in July 2003. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

     The Company receives premium installment fees between $3.00 and $12.50 per direct bill payment from policyholders. Installment fee income is classified as finance charges on the statement of operations and is recognized as the fee is invoiced.

     Property and Equipment
     ----------------------
     Property and equipment (including leasehold improvements), aggregating $3.1 million and $3.2 million, at December 31, 2003 and 2002, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2003 and 2002 was $0.6 million and $0.2 million, respectively. Accumulated depreciation was $2.2 million and $2.0 million at December 31, 2003 and 2002, respectively.

     Premiums Receivable Encumbered by Premium Financing Activity
     ------------------------------------------------------------
     Receivable from lender for financed premiums represents payments due to HFC as a result of a secured financing agreement with an unaffiliated third party which are carried at cost net of allowance for doubtful accounts. Hallmark discontinued producing new premium financed annual term policies in July 2003. (See Note 9.)

     Premiums Receivable
     -------------------
     Premiums receivable represent amounts due from either non-standard automobile policyholders directly or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

     Deferred Policy Acquisition Costs and Ceding Commissions of the Personal
     ------------------------------------------------------------------------
     Lines Group
     -----------
     Policy acquisition costs (mainly commissions, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency.

     Ceding commissions from reinsurers on retroceded business, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions from this business are netted against deferred policy acquisition costs in the accompanying balance sheet. The change in deferred ceding commission income is netted against the change in deferred policy acquisition costs in the accompanying income statement. During 2003 and 2002, the Company amortized ($0.4) million and ($0.6) million of deferred policy acquisition costs, respectively.

     Under Hallmark's reinsurance arrangements, the Company earns ceding commissions based on the reinsurer's loss ratio experience on the portion of policies reinsured. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios.

     Losses and Loss Adjustment Expenses
     -----------------------------------
     Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2003 and 2002. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.

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

     Agent Profit Sharing Commissions
     --------------------------------
     Both the Personal Lines and Commercial Lines Groups annually pay a profit sharing commission to their independent agency force based upon the results of the business produced by each agent. The Company estimates and accrues this liability to commission expense in the year the business is produced.

     Reinsurance
     -----------
     Hallmark is routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 5.)

     Income Taxes
     ------------
     The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes in effect for the year in which these temporary differences are expected to be recovered or settled.

     Net Income Per Share
     --------------------
     The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 11 and 13.)

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

     On January 27, 2003, the Company received final approval from the Arizona Department of Insurance ("AZDOI") for the acquisition of Phoenix from Millers effective January 1, 2003. In consideration for
     Phoenix, the Company retired $7.0 million of a $14.85 million balance on a note receivable from Millers. The Company had valued the note receivable on its balance sheet at its cost of $6.5 million. As of December 31, 2003, the Company fully allowed for the remaining balance of the note receivable.

     The results of operations of Phoenix are included in the Consolidated Statement of Operations from the effective date of the acquisition. The pro forma results for the twelve months ended December 31, 2002 as if the Company had acquired Phoenix at January 1, 2002 are as follows (in thousands, except per share amounts):

                                                          2002
                                                        --------
       Revenues                                        $  43,143
       Loss before cumulative effect of change in
         accounting principle                             (1,397)
       Net loss                                           (3,091)
       Basic loss per share                            $   (0.28)
       Diluted loss per share                          $   (0.28)


     The acquisition of Phoenix was accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement requires that the Company estimate the fair value of assets acquired and liabilities assumed by the Company as of the date of the acquisition. In accordance with the application of SFAS 141, the Company recognized an extraordinary gain of $8.1 million for the acquisition of Phoenix in its Consolidated Statement of Operations for the twelve months ended December 31, 2003. The gain is calculated as the difference between the fair value of the net assets of Phoenix of $14.6 million and the $6.5 million cost of the note receivable from Millers.

     Intangible Assets
     -----------------
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets", and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets,
     (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     Pursuant to SFAS 142, the Company has identified two components of goodwill and assigned the carrying value of these components into two reporting units: the Personal Lines Group and the Commercial Lines Group. During 2003, the Company completed the first step prescribed by SFAS 142 for testing for impairment and determined that there is no impairment. Prior to the acquisitions of the Commercial Lines Group in December 2002 and Phoenix in January 2003, the Company assigned the carrying value of goodwill to the insurance company reporting unit and the finance company reporting unit. In 2003, as a result of these acquisitions, the Company changed the way it views its operating segments. During 2002, the Company recorded a charge to earnings that is reported as a cumulative effect of change in accounting principle of $1.7 million to reflect an impairment loss determined by the two step process prescribed by SFAS 142.

     Effective December 1, 2002, the Company acquired the Commercial Lines Group. At acquisition, the Company valued the relationships with its independent agents at $542,580. This asset is classified as an other intangible asset and is being amortized over twenty years. The Company recognized $27,129 of amortization expense for the twelve months ending December 31, 2003 and will recognize $27,129 in amortization expense for each of the next five years and $377,545 for the remainder of the asset's life.

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

     Notes Payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair values. (See Note 7.)

     Stock-based Compensation
     ------------------------
     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The statement amends FASB Statement No. 123 ("SFAS 123") to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS 148.

     At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 13. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                        2003          2002
                                                      --------      --------
      Net income (loss)                              $   8,745     $  (1,671)

      Add: Stock-based employee compensation
      expenses included in reported net income,
      net of related tax effects                            30             -

      Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                           (84)          (32)
                                                      --------      --------
      Pro Forma net income                           $   8,691     $  (1,703)
                                                      ========      ========

      Net income (loss) per share:
      Basic - as reported                            $    0.47     $   (0.15)
      Basic - pro forma                              $    0.47     $   (0.15)
      Diluted - as reported                          $    0.46     $   (0.15)
      Diluted - pro forma                            $    0.46     $   (0.15)

     Reclassification
     ----------------
     Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income (loss) or stockholders' equity.


  2.  Investments:
      ------------
      Major categories of net investment income (in thousands) are summarized as follows:
                                                   Years ended December 31,
                                                   ------------------------
                                                       2003        2002
                                                     --------    --------
      Debt securities                               $     752   $     421
      Equity securities                                   189           5
      Short-term investments                              102         163
      Cash equivalents                                    171        186
                                                     --------    --------
                                                        1,214         775
      Investment expenses                                 (16)         (2)
                                                     --------    --------
      Net investment income                         $   1,198   $     773
                                                     ========    ========


      No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2003 or 2002.


      The amortized cost and estimated market value of investments in debt and equity securities (in thousands) by category is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized   Market
                                       Cost       Gains    Losses      Value
                                     --------    ------   -------    ---------
      At December 31, 2003
      --------------------
      U.S. Treasury securities
        and obligations of U.S.
        government corporations
        and agencies                 $  5,004   $    23  $     45   $    4,982
      Corporate debt securities         1,122         -         -        1,122
      Municipal bonds                  19,339       525        21       19,843
      Mortgage backed securities            -         -         -            -
                                     --------    ------   -------    ---------
         Total debt securities         25,465       548        66       25,947

      Equity securities                 3,396       326       149        3,573
                                     --------    ------   -------    ---------
      Total debt and equity
        securities                  $  28,861   $   874  $    215   $   29,520
                                     ========    ======   =======    =========

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
                                     ========    ======   =======    =========


      The amortized cost and estimated market value of investments in debt and equity securities with a gross unrealized loss position at December 31, 2003 (in thousands) is as follows:

                                                                 Gross
                                Amortized        Market        Unrealized
                                  Cost           Value            Loss
                                 ------          ------          ------
      5 Equity Positions        $ 1,024         $   875         $  (149)
      7 Bond Positions            7,681           7,615             (66)
                                 ------          ------          ------
                                $ 8,705         $ 8,490         $  (215)
                                 ======          ======          ======

     All of the $0.2 million unrealized loss recorded at December 31, 2003 is less than twelve months old and is considered a temporary decline in value. In 2003, the Company realized an impairment loss of $0.3 million on certain securities acquired in the Phoenix acquisition. The Company also realized a $0.2 million gain on sale of securities in 2003.

     Prior to 2003, the Company used an investment strategy classified as held-to-maturity. Held-to-maturity securities were reported at amoritized cost. In 2003, due to the change in the Company's management philosophy, the Company changed the classification of the investment portfolio to available-for-sale. Available-for-sale securities are reported at their fair market value. Changes in fair market values are reflected in other comprehensive income, a component of stockholders' equity.

     The amortized cost and estimated market value of debt securities at December 31, 2003 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

       Maturity (in thousands):                    Cost            Value
       -----------------------                    --------        --------
         Due in one year or less                 $   4,222       $   4,191
         Due after one year through five years       4,215           4,195
         Due after five years through ten years     14,600          15,072
         Due after ten years                         2,278           2,329
         Mortgage backed securities                    150             160
                                                  --------        --------
                                                 $  25,465       $  25,947
                                                  ========        ========


      At December 31, 2003 and 2002, investments in debt securities with an approximate carrying value of $100,000 were on deposit with TDI as required by insurance regulations.

      Proceeds from investment securities of $6.4 million and $5.9 million during 2003 and 2002, respectively, were from maturities, bond calls and prepayments of mortgage-backed securities.


  3.  Restricted Cash and Investments;
      -------------------------------
      The Company has cash and investments held in a trust account, to secure State & County Mutual Fire Insurance Company's ("State & County") credit exposure from the quota share reinsurance treaty with Hallmark effective April 1, 2003. These funds are recorded on the Company's balance sheet at fair value, with unrealized gains and losses reported as accumulated other comprehensive income; a component of shareholders' equity. The market value of these funds as of December 31, 2003 was $5.1 million.

      The amortized cost and estimated market value of cash and investments in debt securities held in trust for State & County (in thousands) by category as of December 31, 2003 is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized  Market
                                       Cost       Gains    Losses     Value
                                     ----------------------------------------
      Municipal bonds               $   4,500   $    96  $      -   $   4,596
      Corporate debt securities           507         -         -         507
                                     ----------------------------------------
      Total debt securities         $   5,007   $    96  $      -   $   5,103

      Cash                                                                 (3)
                                                                     --------
      Total funds held in trust
        for State & County                                          $   5,100
                                                                     ========

      The amortized cost and estimated market value of investments in debt securities held in trust for State & County (in thousands) by contractual maturity are as follows:

                                                Amortized     Market
                                                   Cost       Value
                                                  ------------------
         Due in one year or less                 $   507     $   507
         Due after one yearthrough 5 years             -           -
         Due after 5 years through 10 years        2,747       2,826
         Due after 10 years                        1,753       1,770
                                                  ------------------
                                                 $ 5,007     $ 5,103
                                                  ==================

      The Company also has funds held for Dorinco Reinsurance Company in cash of $266 thousand as of December 31, 2003.


  4.  Reserves for Unpaid Losses and Loss Adjustment Expenses:
      --------------------------------------------------------
      Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                                    2003            2002
                                                  --------        --------
      Balance at January 1                       $  17,667       $  20,089
      Plus acquisition of Phoenix at January 1      10,338               -
      Less reinsurance recoverables                  9,256          12,170
                                                  --------        --------
      Net Balance at January 1                      18,749           7,919
                                                  --------        --------
      Incurred related to:
        Current year                                29,724          15,125
        Prior years                                    464             177
                                                  --------        --------
      Total incurred                                30,188          15,302
                                                  --------        --------
      Paid related to:
        Current year                                21,895           9,119
        Prior years                                  5,845           5,691
                                                  --------        --------
      Total paid                                    27,740          14,810
                                                  --------        --------
      Net Balance at December 31                    21,197           8,411
        Plus reinsurance recoverables                7,259           9,256
                                                  --------        --------
      Balance at December 31                     $  28,456       $  17,667
                                                  ========        ========

      The 2003 increase in current year incurred includes a $2.1 million settlement of a bad faith claim, net of reinsurance, and adverse development primarily related to newly acquired business.



  5. Reinsurance:
     ------------
     For policies originated prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard auto business produced by AHGA and underwritten by State & County and retroceded 55% of the business to Dorinco. Under this arrangement, Hallmark remained obligated to policyholders in the event that Dorinco did not meet its obligations under the retrocession agreement. Effective April 1, 2003, Hallmark assumes the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30,
     2003) or OACM (for policies written after September 30, 2003). The remaining 55% of each policy is directly assumed by Dorinco. Under these new reinsurance arrangements, Hallmark is obligated to policyholders only for the portion of the risk assumed by Hallmark. Phoenix underwrites its own policies and does not cede any portion of the business to reinsurers.

     Under Hallmark's reinsurance arrangements, the Company earns ceding commissions based on Dorinco's loss ratio experience on the portion of policies reinsured by Dorinco. The Company receives a provisional commission as policies are produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                          Twelve Months Ended December 31,
                                                2003            2002
                                              ------------------------
     Ceded earned premiums                   $  15,472       $  32,273
     Reinsurance recoveries                  $  11,332       $  21,161


  6. Note Receivable:
     ----------------
     On November 1, 2002, the Company purchased from a major bank all of the right, title and interest in a promissory note (the "Millers Note") payable to the bank by Millers American Group, Inc. ("Millers"), together with all related loan documentation and collateral, for a cash purchase price of $6.5 million. At the time of such acquisition, the Millers Note was in default and had an outstanding balance of approximately $15.1 million. The Company had valued the Millers Note on its balance sheet at its $6.5 million cost. The Millers Note was guaranteed by Trilogy Holdings, Inc. ("Trilogy"), a wholly-owned subsidiary of Millers, and secured by all of the issued and outstanding capital stock of Millers Insurance Company ("MIC"), a Texas-based property and casualty insurance carrier, and Phoenix, each of which was a wholly-owned subsidiary of Trilogy at the time of the acquisition. Effective January 1, 2003, the Company acquired all of the outstanding capital stock of Phoenix in satisfaction of $7.0 million of the outstanding balance of the Millers Note. The remaining Millers Note balance is carried at no value as a result of credit concerns with respect to remaining collateral.


  7. Notes Payable:
     --------------
     Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7.0 million (the "Dorinco Loan") to contribute to HFC. Proceeds from this loan were used by HFC primarily to fund premium finance notes. The loan agreement provides for a seven-year term at a fixed interest rate of 8.25%. In November 2001 the note was amended to provide for interest only payments from December 2001 through and including December 2002 with a final principal pay-off date of June 30, 2005.

     As long as certain financial covenants defined as "triggering events" are maintained, collateral for the Dorinco Loan is limited to the stock of HFC and a covenant by the Company not to pledge the stock of Hallmark or AHGA. To avoid a triggering event, Hallmark must (1) maintain a combined ratio and loss ratio which do not exceed 107.0% and 83.0%, respectively, and (2) maintain statutory surplus of $4.2 million and experience no decreases to surplus in any one year that exceeds 15% of the prior year surplus. If a triggering event should occur, the Company has ten days to pledge the stock of AHGA and Hallmark as additional collateral for the Dorinco Loan. There were no triggering events during 2002 or 2003. The loan agreement also contains covenants which require the Company to satisfy certain financial ratios which are less restrictive than the triggering event ratios and, among other things, restrict capital expenditures, payment of dividends, and incurrence of additional debt.

     The Company also carried two notes payable to MIC at December 31, 2002. Each of these notes carried an interest rate of 9% and matured in March 2003.

     A summary of the Company's notes payable (in thousands) is as follows:

                                                        December 31,
                                                  ------------------------
                                                    2003            2002
                                                  --------        --------
     Note payable to Dorinco                     $     991       $   1,720
     Notes payable to MIC                                -              83
                                                  --------        --------
                                                 $     991       $   1,803
                                                  ========        ========


     Scheduled annual principal payments on the note payable (in thousands) to Dorinco are as follows at December 31, 2003:

           2004                                  $     728
           2005                                        263
                                                  --------
           Total                                 $     991
                                                  ========


  8. Note Payable to Related Party:
     ------------------------------
     On November 1, 2002, the Company entered into a promissory note with Newcastle (a related party) whereby the Company could borrow up to $9.0 million. The Company borrowed $6.5 million on November 1, 2002 to purchase the Millers Note. (See further discussion of note receivable in Note 6.) On December 3, 2002, the Company borrowed an additional $2.1 million to purchase the Commercial Lines Group from MIC. The note agreement provided for a fixed interest rate of 11.75%. The Company retired this note with the majority of the proceeds received from the completion of its rights offering in September 2003.


  9. Net Advances from Lender for Financed Premiums:
     -----------------------------------------------
     Effective November 18, 1999, HFC entered into a secured financing arrangement (the "Financing Arrangement") and a servicing agreement with an unaffiliated third party in order to fund HFC's premium finance activities. As a result of the Company ceasing to provide new premium financed policies beginning in July 2003, the Company terminated the Financing Arrangement effective December 31, 2003. As of December 31,
     2003 and 2002, HFC had an outstanding balance on advances under the Financing Arrangement of zero and $10.9 million, respectively.


 10. Segment Information:
     --------------------
     The Company pursues its business activities through integrated insurance groups managing non-standard automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are Hallmark, an authorized Texas property and casualty insurance company; Phoenix, an authorized Arizona property and casualty insurance company; AHGA, a managing general agency; and HCS, a claims administrator. Effective February 28, 2003, the Company sold its four Hallmark Agencies offices (Amarillo, Corpus Christi, Lubbock and Lancaster) for a total purchase price of $0.2 million to three unaffiliated third parties. Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are HGA, a managing general agency, and ECM, a third party claims administrator. The Company changed the segment structure in 2003 with the acquisitions of Phoenix and the Commercial Lines Group. Prior year information has been restated for the new structure.

     The following is additional business segment information for the twelve months ended December 31 (in thousands):

                                                    2003            2002
          Revenues                                --------        --------
          --------
          Personal Lines Group                   $  49,665       $  23,999
          Commercial Lines Group                    19,891           1,561
          Corporate                                      3             237
                                                  --------        --------
             Consolidated                        $  69,559       $  25,797
                                                  ========        ========

          Pre-tax Income
          --------------
          Personal Lines Group                   $   1,350       $    (203)
          Commercial Lines Group                     1,311               3
          Corporate                                 (1,975)            236
                                                  --------        --------
             Consolidated                        $     686       $      36
                                                  ========        ========

     The following is additional business segment information as of the following dates (in thousands):

                                                        December 31,
                                                  ------------------------
                                                    2003            2002
        Assets                                    --------        --------
        ------
        Personal Lines Group                     $  68,247       $  64,488
        Commercial Lines Group                      13,365          11,839
        Corporate                                    2,241           7,434
                                                  --------        --------
           Consolidated                          $  83,853       $  83,761
                                                  ========        ========


  11. Earnings per Share:
      -------------------
      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (" SFAS No. 128"), "Earnings Per Share," requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per-share computations (in thousands, except per share amounts) as required by SFAS No. 128 is presented below:

                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)   Amount
                                           ----------- -------------   ------
     For the year ended December 31, 2003:
       Basic Earnings per Share
       Income available to common
         stockholders:
         Income before extraordinary gain   $    661       18,518     $  0.03
         Extraordinary gain                    8,084       18,518        0.44
                                             -------      -------      ------
      Net income                            $  8,745       18,518     $  0.47
                                             =======      =======      ======
      Diluted Earnings per Share
      Income available to common
        stockholders:
        Income before extraordinary gain    $    661       18,518     $  0.03
      Effect of Dilutive Securities:
        Stock options                              -          269           -
                                             -------      -------      ------
        Income before extraordinary gain         661       18,787        0.03
        Extraordinary gain                     8,084       18,787        0.43
                                             -------      -------      ------
        Net income                          $  8,745       18,787     $  0.46
                                             =======      =======      ======

     For the year ended December 31, 2002:
       Basic Earnings per Share
       Income available to common
         stockholders:
         Income before cumulative effect    $     23       11,049     $     -
           of change in accounting principle
         Cumulative effect of change in
           accounting principle               (1,694)      11,049        (.15)
                                             -------      -------      ------
         Net loss                           $ (1,671)      11,049     $  (.15)
                                             =======      =======      ======
      Diluted Earnings per Share
      Income available to common
        stockholders:
        Income before cumulative effect
          of change in accounting principle $     23       11,049     $     -
      Effect of Dilutive Securities:
        Options and warrants                       -           78           -
                                             -------      -------      ------
        Income before cumulative effect
          of change in accounting principle       23       11,127           -
        Cumulative effect of change in
          accounting principle                (1,694)      11,127        (.15)
                                             -------      -------      ------
        Net loss                            $ (1,671)      11,127     $  (.15)
                                             =======      =======      ======

     Options to purchase 126,000 and 1,532,000 shares of common stock at prices ranging from $0.75 to $1.00 and $0.44 to $1.00 were outstanding at December 31, 2003 and December 31, 2002, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where the option exercise price exceeded the average market price per share for the period.


 12. Regulatory Capital Restrictions:
     --------------------------------
     Hallmark's 2003 and 2002 net income and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $2.0 million and $0.4 million, and $10.0 million and $8.4 million, respectively. The minimum statutory capital and surplus required for Hallmark by the TDI is $2.0 million. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus as regards policyholders as of the preceding calendar year end or the statutory net income of the preceding calendar year. During 2003, Hallmark declared dividends to HFS of $0.4 million of which $0.2 million was paid. Based on surplus at December 31, 2003, Hallmark could pay a dividend of up to $2.0 million to HFS during 2004 without TDI approval. Hallmark paid management fees of $0.6 million to HFS during 2003 as compared to $0.2 million in 2002.

     Phoenix's 2003 net loss and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $0.3 million and $10.1 million, respectively. The minimum statutory capital and surplus required for Phoenix by AZDOI is $1.5 million.
     Arizona insurance regulations generally limit distributions made by property and casualty insurers in any one year, without prior regulatory approval, to the lesser of 10% of statutory surplus of the previous year end or net investment income for the prior year. The maximum dividend that may be paid in 2004 without prior approval of the AZDOI is $0.6 million. Phoenix paid dividends of $0.6 million to HFS during 2003.

     The NAIC requests property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act (the "Model Act") by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. Hallmark's 2003 and 2002 adjusted capital under the RBC calculation exceeded the minimum requirement by 186.3% and 142.9%, respectively. Phoenix's 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 116.8%.


 13. Stock Option Plans:
     -------------------
     The Company has a stock option plan for key employees, the 1994 Key Employee Long Term Incentive Plan, and a non-qualified plan for non-employee directors. The number of shares reserved for future issuance under the 1994 employee plan and the non-employee director plan is 603,500 and 775,000, respectively. The option prices under the plans are not to be less than the closing price of the common stock on the day preceding the grant date. Pursuant to the stock option plans, the Company has granted incentive stock options under Section 422 of the Internal Revenue Code of 1986. The stock options granted to employees vest over a 3 year period on a graded schedule, 40% in the first 6 months and 20% on each anniversary date of the grant date. The stock options granted to the directors vest over a 6 year period on a graded schedule, 40% in the first 6 months and 10% on each anniversary date of the grant date.

     A summary of the status of the Company's stock options as of December 31, 2003 and December 31, 2002 and the changes during the years ended on those dates is presented below:

                                         2003                    2002
                               -----------------------  ----------------------
                                  Number      Weighted     Number     Weighted
                               of Shares of    Average  of Shares of   Average
                                Underlying    Exercise   Underlying   Exercise
                                  Options      Prices      Options     Prices
                                  -------      ------      -------     ------
   Outstanding at beginning
     of the year                2,379,000     $  0.50    2,679,000    $  0.49
   Granted                        205,000     $  0.67      200,000    $  0.43
   Exercised                     (575,000)    $  0.39            -    $     -
   Forfeited                     (745,500)    $  0.49     (500,000)   $  0.41
   Expired                              -     $     -            -    $     -
   Outstanding at end of year   1,263,500     $  0.58    2,379,000    $  0.50
   Exercisable at end of year   1,006,500     $  0.57    1,913,000    $  0.50


   Weighted-average fair value
     of all options granted                   $  0.36                 $  0.22

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    2003        2002
                                    ----        ----
   Expected Term                    5.00        5.00
   Expected Volatility             61.05%      53.37%
   Risk-Free Interest Rate          2.97%       4.91%


   The following table summarizes information about stock options outstanding at December 31, 2003:

                   Options Outstanding                          Options Exercisable
                   -------------------                          ---------------------
                                 Weighted Avg.                               Weighted
                       Number      Remaining                      Number       Avg.
       Range of      Outstanding  Contractual  Weighted Avg.    Exercisable  Exercise
    Exercise Prices  at 12/31/03  Actual Life  Exercise Price   at 12/31/03   Price
    ---------------  -----------  -----------  --------------   -----------  --------
   $ .38  to  $ .44     582,500        6.4        $   .41         537,500    $   .41
   $ .45  to  $ .69     555,000        6.1        $   .68         358,000    $   .68
   $ .70  to  $1.00     126,000        3.5        $   .97         111,000    $   .98
                      ---------                                 ---------
   $ .38  to  $1.00   1,263,500        6.0        $   .58       1,006,500    $   .57
                      =========                                 =========



 14. Retirement Plans
     ----------------
     Certain employees of the Commercial Lines Group were participants in a defined benefit cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

     The following tables provide detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions, and plan assets for the Retirement Plan as of and for the twelve months ending December 31, 2003 and for the one month ending December 31, 2002 (in thousands) using a measurement date of November 30:

                                                  12 Months       1 month
                                                   Ending          Ending
                                                  12/31/03        12/31/02
                                                  --------        --------
      Assumptions (end of period)
      Discount rate used in determining
        benefit obligation                           6.00%           6.50%
      Rate of compensation increase                   N/A             N/A

      Reconciliation of funded status
        (end of period):
      Vested benefit obligation                  $ (12,482)      $ (11,756)
      Accumulated benefit obligation               (12,517)        (11,758)

      Projected benefit obligation                 (12,517)        (11,758)
      Fair value of plan assets                     11,280          11,154
                                                  --------        --------
      Funded status                              $  (1,237)      $    (604)
      Unrecognized net obligation                        -               -
      Unrecognized prior service cost                    -               -
      Unrecognized actuarial (gain)/loss               887             268
                                                  --------        --------
      Prepaid/(accrued) pension cost             $    (350)      $    (336)
                                                  ========        ========
      Changes in projected benefit obligation:
      Benefit obligation as of
        beginning of period                      $  11,758       $  11,794
      Service cost                                       -               -
      Interest cost                                    762              64
      Plan amendments                                    -               -
      Actuarial liability (gain)/loss                1,085              (4)
      Effect of curtailment (plan freeze)                -               -
      Benefits paid                                 (1,088)            (96)
                                                  --------        --------
      Benefit obligation as of end of period     $  12,517       $  11,758
                                                  ========        ========

                                                  12 Months       1 month
                                                   Ending          Ending
                                                  12/31/03        12/31/02
                                                  --------        --------
      Change in plan assets:
      Fair value of plan assets as of
        beginning of period                      $  11,154       $  11,446
      Actual return on plan assets
        (net of expenses)                            1,214            (196)
      Employer contributions                             -               -
      Benefits paid                                 (1,088)            (96)
                                                  --------        --------
      Fair value of plan assets as
        of end of period                         $  11,280       $  11,154
                                                  ========        ========
      Net periodic pension cost:
      Service cost - benefits earned
        during the period                        $       -       $       -
      Interest cost on projected
        benefit obligation                             762              64
      Expected return on plan assets                  (749)            (76)
      Amortizations
         Net obligation/(asset)                          -               -
         Unrecognized prior service cost                 -               -
         Unrecognized (gain)/loss                        -               -
                                                  --------        --------
      Net periodic pension cost (credit)         $      13       $     (12)
                                                  ========        ========

      Discount rate                                   6.00%           6.50%
      Expected return on plan assets                  8.00%           7.00%
      Rate of compensation increase                    N/A             N/A

     As of December 31, 2003, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, bonds and notes of $5.2 million and equity securities of $5.7 million. As of December 31, 2002, the fair value of the plan assets was composed of cash and cash equivalents of $0.7 million, bonds and notes of $5.7 million and equity securities of $4.8 million. The Company recorded a $1.2 million pension liability at December 31, 2003, of which, $0.9 million was additional minimum pension liability.

     The investment objectives of the Company are to preserve capital and to achieve long-term growth through a favorable rate of return equal to or greater than 5% over the long-term (60 yr.) average inflation rate as measured by the consumers price index. The Company has prohibited all investments in options, futures, precious metals, short sales and purchase on margin. In 2003, management instructed an asset allocation of 50% to 55% in equity securities to take a more conservative investment strategy.

     To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8% long-term rate of return on assets assumption.

     The Company estimates it will contribute $0.3 million to the defined benefit cash balance plan during 2004.

     The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2003 and 2002.

                                 12/31/03    12/31/02
                                 --------------------
      Asset Category:
      Debt securities               46%         50%
      Equity securities             51%         43%
      Other                          3%          7%
                                 --------------------
      Total                        100%        100%

     The Company sponsors two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and the Company may contribute a discretionary amount each year. The Company's contribution amounted to $0.1 million for each of the years ended December 31, 2003 and 2002.


 15. Income Taxes:
     -------------
     The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2003 and 2002, are as follows:

                                                         2003        2002
                                                       --------    --------
        Deferred tax liabilities:
          Deferred policy acquisition costs           ( $ 2,429)  ( $ 1,906)
          Profit sharing commission                   (     357)  (     320)
          Agency relationship                         (     188)  (     200)
          Goodwill                                            -   (       2)
          Unrealized holding gains on investments     (     449)          -
          Guaranty assessment fund                    (      39)          -
          Fixed asset depreciation                    (     130)          -
          Loss reserve discount                       (      53)          -
          Other                                       (      76)  (      25)
                                                       --------    --------
            Total deferred tax liabilities            ( $ 3,721)  ( $ 2,453)

           Deferred tax assets:
             Unearned premiums                          $   379     $   476
             Loss reserve discounting, net
               of salvage and subrogation                     -         232
             Deferred ceding commissions                  2,839       2,304
             Pension liability                              421         223
             Net operating loss carryforward              1,796         109
             Allowance for bad debt                         141          92
             Unpaid loss and loss adjustment expense        489           -
             Goodwill                                     1,782           -
             Rent reserve                                   133           -
             Investment impairments                         207           -
             Unearned revenue                                81           -
             Risk premium reserve                            75           -
             Other                                          223          71
                                                       --------    --------
               Total deferred tax assets              $   8,566   $   3,507
                                                       ========    ========

            Net deferred tax asset                    $   4,845   $   1,054
            Valuation allowance                             884          33
                                                       --------    --------
              Net deferred tax asset                  $   3,961   $   1,021
                                                       ========    ========

     A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $0.9 million and $33,000 at December 31, 2003 and December 31, 2002, respectively. The valuation allowance is provided against a net operating loss carryforward subject to limitations on its utilization. Based on the evidence available as of December 31, 2003, management believes that it is more likely than not that the remaining net deferred tax assets will be realized.
     However, this assessment may change during 2004 if the Company's financial results do not meet management's current expectations.

     A reconciliation of the income tax provisions (in thousands) based on the prevailing corporate tax rate of 34% to the provision reflected in the consolidated financial statements for the years ended December 31, 2003 and 2002, is as follows:

                                                         2003        2002
                                                       --------    --------
      Computed expected income tax provision
        (benefit) at statutory regulatory tax rate      $   233     $    12
      Meals and entertainment                                 5           1
      Tax exempt interest                             (     122)          -
      Dividends received deduction                    (      28)          -
      State (net of federal benefit)                  (       6)          -
      Other                                           (      57)          -
                                                       --------    --------
      Income tax provision (benefit)                    $    25     $    13
                                                       ========    ========

      Current income tax benefit                      ( $    89)  ( $    32)
      Deferred tax provision                                114          45
                                                       --------    --------
      Federal income tax provision (benefit)            $    25     $    13
                                                       ========    ========

     The company has available, for federal income tax purposes, unused net operating loss of approximately $5.3 million at December 31, 2003. The losses were acquired as part of the Phoenix acquisition and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. Due to this limitation, the company believes that $2.6 million of the net operating loss carryforwards may expire unutilized. Therefore, a valuation allowance of $2. 6 million has been established against these net operating loss carryforwards. The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carryback and carryforward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses (in thousands) will expire, if unused, as follows:

          Year
          ----
          2021                                $  2,600
          2022                                   2,700
                                               -------
                                              $  5,300
                                               =======


 16. Commitments and Contingencies:
     ------------------------------
     The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2011. Certain of these leases contain renewal options. Rental expense amounted to $1.3 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively.

     Future minimum lease payments (in thousands) under noncancellable operating leases as of December 31, 2003 are as follows:

          Year
          ----
          2004                                $  1,085
          2005                                   1,072
          2006                                   1,020
          2007                                   1,020
          2008                                     956
          2009 and thereafter                    1,032
                                               -------
          Total minimum lease payments        $  6,185
                                               =======

     From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, the Company capitalizes the assessments, as they are paid, and amortizes the capitalized balance against its premium tax expense. There were no assessments during 2003 or 2002.


 17. Concentrations of Credit Risk:
     ------------------------------
     The Company maintains cash equivalents in accounts with five financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of the depository institutions regularly, and management does not believe excessive risk of depository institution failure exists at December 31, 2003.

     The Company's reinsurance coverage has substantially been provided by one company (Dorinco) since July 1, 2000.