Form 10-Q
period 2004-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2004-05-14
CIK 819913

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

          Quarterly report pursuant to Section 13 or 15(d) of the

                      Securities Exchange Act of 1934


               For the quarterly period ended March 31, 2004

                       Commission file number 0-16090

                      Hallmark Financial Services, Inc.
                      ---------------------------------
           (Exact name of registrant as specified in its charter)



                 Nevada                                 87-0447375
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)                Identification No.)


  777 Main Street, Suite 1000, Fort Worth, Texas           76102
  ----------------------------------------------        ----------
     (Address of principal executive offices)           (Zip Code)


    Registrant's telephone number, including area code:  (817) 348-1600


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

 Indicate  by check  mark whether the registrant is an accelerated filer (as
 defined in Rule 12b-2 of the  Exchange Act).  Yes ____   No  X


                    APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 36,447,291 shares outstanding as of April 30, 2004.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements.


                   INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------


 Consolidated Balance Sheets at March 31, 2004                   3
 (unaudited) and December 31, 2003

 Consolidated Statements of Operations (unaudited) for           4
 the three months ended March 31, 2004 and March 31, 2003

 Consolidated Statements of Cash Flows (unaudited) for           5
 the three months ended March 31, 2004 and March 31, 2003

 Notes to Consolidated Financial Statements (unaudited)          6

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      March 31    December 31
                    ASSETS                              2004          2003
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)

 Investments:
   Debt securities, available-for-sale,
     at market value                                $    27,615   $    25,947
   Equity securities, available-for-sale,
     at market value                                      3,695         3,573
   Short-term investments, available-for-sale,
     at market value                                        445           335
                                                     ----------    ----------
            Total investments                            31,755        29,855

 Cash and cash equivalents                                8,452        10,520
 Restricted cash and investments                          5,275         5,366
 Prepaid reinsurance premiums                                10           291
 Premiums receivable encumbered by premium financing
   activity (net of allowance for doubtful accounts
   of $2 in 2004 and of $3 in 2003)                         111            43
 Premiums receivable                                      4,168         4,033
 Accounts receivable                                      3,486         3,395
 Reinsurance recoverable                                  7,435        10,516
 Deferred policy acquisition costs                        7,655         7,146
 Excess of cost over fair value
   of net assets acquired                                 4,836         4,836
 Intangible assets                                          506           513
 Current federal income tax recoverable                       -           625
 Deferred federal income taxes                            3,784         3,961
 Other assets                                             2,816         2,753
                                                     ----------    ----------
                                                    $    80,289   $    83,853
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                    $       809   $       991
   Unpaid losses and loss adjustment expenses            23,762        28,456
   Unearned premiums                                      6,094         5,862
   Unearned revenue                                      10,878        10,190
   Accrued agent profit sharing                             365         1,511
   Accrued ceding commission payable                      1,165         1,164
   Pension liability                                      1,237         1,237
   Current federal income tax payable                        39             -
   Accounts payable and other accrued expenses            6,791         7,045
                                                     ----------    ----------
                                                         51,140        56,456

 Stockholders' equity:
   Common stock, $.03 par value, authorized
     100,000,000 shares Issued 36,856,610 shares
     in 2004 and 2003                                     1,106         1,106
    Capital in excess of par value                       19,641        19,693
    Retained earnings                                     8,666         7,254
    Accumulated other comprehensive income                  212           (93)
    Treasury stock, 409,319 shares in 2004 and
      484,319 in 2003, at cost                             (476)         (563)
                                                     ----------    ----------
            Total stockholders' equity                   29,149        27,397
                                                     ----------    ----------
                                                    $    80,289   $    83,853
                                                     ==========    ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share amount)

                                                        Three Months Ended
                                                             March 31
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
 Gross premiums written                             $     8,753   $    21,915
 Ceded premiums written                                      24        (8,398)
                                                     ----------    ----------
   Net premiums written                                   8,777        13,517
   Change in unearned premiums                             (513)       (1,015)
                                                     ----------    ----------
   Net premiums earned                                    8,264        12,502

 Investment income, net of expenses                         279           194
 Finance charges                                            547         1,089
 Commission and fees                                      5,195         3,350
 Processing and service fees                              1,480         1,308
 Other income                                                 8           277
                                                     ----------    ----------
    Total revenues                                       15,773        18,720

 Losses and loss adjustment expenses                      5,227         8,890
 Other operating costs and expenses                       8,439         8,770
 Interest expense                                            24           443
 Amortization of intangible asset                             7             7
                                                     ----------    ----------
   Total expenses                                        13,697        18,110

 Income before income tax and extraordinary gain          2,076           610

 Income tax expense                                         664           207
                                                     ----------    ----------
 Income before extraordinary gain                   $     1,412   $       403
 Extraordinary gain                                           -         8,152
                                                     ----------    ----------
 Net income                                         $     1,412   $     8,555
                                                     ==========    ==========

 Basic earnings per share:
   Income before extraordinary gain                 $      0.04   $      0.04
     Extraordinary gain                                       -          0.73
                                                     ----------    ----------
     Net income                                     $      0.04   $      0.77
                                                     ==========    ==========
 Diluted earnings per share:
   Income before extraordinary gain                 $      0.04   $      0.04
     Extraordinary gain                                       -          0.71
                                                     ----------    ----------
     Net income                                     $      0.04   $      0.75
                                                     ==========    ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                              March 31
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     1,412   $     8,555

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Extraordinary gain on acquisition of subsidiary           -        (8,152)
    Depreciation and amortization expense                   112           159
    Change in prepaid reinsurance premiums                  281          (175)
    Change in premiums receivable                          (135)           (8)
    Change in accounts receivable                           (91)         (740)
    Change in deferred policy acquisition costs            (509)         (251)
    Change in unpaid losses and loss
      adjustment expenses                                (4,694)        1,132
    Change in unearned premiums                             232           690
    Change in unearned revenue                              688           843
    Change in accrued agent profit sharing               (1,146)         (393)
    Change in reinsurance recoverable                     3,081         4,655
    Change in reinsurance balances payable                    -           959
    Change in excess of cost over
      net assets acquired                                     -           288
    Change in current federal income tax
      payable/recoverable                                   664           516
    Change in accrued ceding commission refund                1          (124)
    Change in all other liabilities                        (254)          642
    Change in all other assets                               31           331
                                                     ----------    ----------
     Net cash (used in) provided by
       operating activities                                (327)        8,927
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                      (46)         (203)
   Acquisition of subsidiary                                  -         6,944
   Premium finance notes originated,
     net of finance notes repaid                            (68)         (971)
   Change in restricted cash and investments             (2,335)          (16)
   Maturities and redemptions of investment
     securities                                           1,000           114
   Net redemptions (purchases) of short-term
     investments                                           (110)        4,434
                                                     ----------    ----------
     Net cash (used in) provided by
       investing activities                              (1,559)       10,302
                                                     ----------    ----------
 Cash flows from financing activities:
   Net advances from lender                                   -          (670)
   Repayment of borrowings                                 (182)         (238)
                                                     ----------    ----------
     Net cash used in financing activities                 (182)         (908)
                                                     ----------    ----------
 Increase (decrease) in cash and cash equivalents        (2,068)       18,321
 Cash and cash equivalents at beginning of period        10,520         8,453
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $     8,452   $    26,774
                                                     ==========    ==========


  In the first quarter of 2004, the Company transferred $2.4 million of fixed maturity investments from restricted investments to debt securities, available-for-sale.


                The accompanying notes are an integral part
                 of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (collectively, the "Company") as of March 31, 2004 and the consolidated results of operations and cash flows for the periods presented. The preparation of financial statements requires the use of management's estimates. The accompanying financial statements have been prepared by the Company without audit.

     Certain  information  and disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2003 for a description of accounting policies and certain other disclosures. Certain items in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

     The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

     At March 31, 2004, the Company had a stock-based employee compensation plan for key employees and a non-qualified plan for non-employee directors, which are described more fully in Note 13 to the Company's Form 10-KSB for December 31, 2003. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated.

 The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                          Three Months Ended
                                                               March 31
        (in thousands)                                     2004        2003
                                                          ------      ------
        Net income as reported                           $ 1,412     $ 8,555

        Add: Stock-based employee compensation
        expenses included in reported net income,
        net of related tax effects                             5           -

        Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                            (8)         (9)
                                                          ------      ------
        Pro forma net income                             $ 1,409     $ 8,546
                                                          ======      ======
        Earnings per share:
          Basic-as reported                              $  0.04     $  0.77
                                                          ======      ======
          Basic-pro forma                                $  0.04     $  0.77
                                                          ======      ======
          Diluted-as reported                            $  0.04     $  0.75
                                                          ======      ======
          Diluted-pro forma                              $  0.04     $  0.75
                                                          ======      ======

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

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):
                                           Three Months Ended
                                                March 31,
                                            2004        2003
                                           ------      ------
                Ceded earned premiums     $   257     $ 8,015

                Reinsurance recoveries    $  (326)    $ 5,170


 Note 3 - Segment Information

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark Insurance Company of Texas ("Hallmark"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; Hallmark Finance Corporation ("HFC"), a premium finance company; and Hallmark Claims Services, Inc. ("HCS"), a claims administrator. The members of the Commercial Lines Group are Hallmark General Agency, Inc. ("HGA"), a managing general agency; and Effective Claims Management, Inc. ("ECM"), a third party claims administrator.

     The following is additional business segment information for the three months ended March 31, 2004 and 2003 (in thousands):

                                            Three Months Ended
                                                 March 31,
                                             2004        2003
                                            ------      ------
          Revenues
          --------
            Personal Lines Group           $10,259     $14,033
            Commercial Lines Group           5,513       4,687
            Corporate                            1           -
                                            ------      ------
             Consolidated                  $15,773     $18,720
                                            ======      ======
          Pre-tax income
          --------------
            Personal Lines Group           $ 1,636     $   948
            Commercial Lines Group             670         300
            Corporate                         (230)       (638)
                                            ------      ------
             Consolidated                  $ 2,076     $   610
                                            ======      ======

     The following is additional business segment information as of the following dates (in thousands):

                                           Mar. 31,    Dec. 31,
                                             2004        2003
                                            ------      ------
                 Assets
                 ------
        Personal Lines Group               $65,339    $ 68,247
        Commercial Lines Group              14,238      13,365
        Corporate                              712       2,241
                                            ------      ------
             Consolidated                  $80,289     $83,853
                                            ======      ======


 Note 4 - Deferred Policy Acquisition Costs

 Total deferred and amortized acquisition costs for the three months ending March 31, 2004 and 2003 (in thousands) were as follows:

                                            Three Months Ended
                                                 March 31,
                                             2004        2003
                                            ------      ------
            Deferred                       $(6,148)    $(3,326)
            Amortized                        5,639       3,075
                                            ------      ------
            Net Deferred                   $  (509)    $  (251)
                                            ======      ======


 Note 5 - Earnings per Share

 The Company has adopted the provisions of Statement of Financial  Accounting
 Standards No.  128   ("  SFAS No.  128"),  "Earnings Per  Share,"  requiring
 presentation of both basic and diluted earnings per share.

 The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                     2004        2003
                                                    ------      ------
     Weighted average shares - basic                36,443      11,167
     Effect of dilutive securities                     127         278
                                                    ------      ------
     Weighted average shares - assuming dilution    36,570      11,445
                                                    ======      ======

 Options to purchase an additional 771,000 shares of common stock at prices ranging from $0.65 to $1.00 were outstanding at March 31, 2004 and 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average market price per share for the period.


 Note 6 - Comprehensive Income

 The following table sets forth comprehensive income for the periods indicated (in thousands):
                                                    Three Months Ended
                                                         March 31,
                                                     2004        2003
                                                    ------      ------
        Net Income                                 $ 1,412     $ 8,555
        Unrealized gain on available
          for sale securities, net of tax              305          35
                                                    ------      ------
        Other comprehensive income                     305          35
                                                    ------      ------
        Comprehensive income                       $ 1,717     $ 8,590
                                                    ======      ======

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Introduction. Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing and underwriting of non-standard automobile insurance primarily in Texas, Arizona, and New Mexico; marketing of commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington; and providing third party claims administration and other insurance related services.

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark Insurance Company of Texas ("Hallmark"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; Hallmark Finance Corporation ("HFC"), a premium finance company; and Hallmark Claims Services, Inc. ("HCS"), a claims administrator. The members of the Commercial Lines Group are Hallmark General Agency, Inc. ("HGA"), a managing general agency; and Effective Claims Management, Inc. ("ECM"), a third party claims administrator

     The Personal Lines Group provides non-standard automobile liability and physical damage insurance through Hallmark and Phoenix for drivers who do not qualify for or cannot obtain standard-rate insurance. Prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA and underwritten by State & County Mutual Fire Insurance Company ("State & County") and retroceded 55% of the business to Dorinco Reinsurance Company ("Dorinco"). Under this arrangement, Hallmark remained obligated to policyholders in the event Dorinco did not meet its obligations under the retrocession agreement. Effective April 1, 2003, Hallmark assumes the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or Old American County Mutual Fire Insurance Company ("OACM") (for policies written after September 30, 2003). The remaining 55% of each policy is directly assumed by Dorinco. Under these new reinsurance arrangements, Hallmark is obligated to policyholders only for the portion of risk assumed by Hallmark. Phoenix underwrites non-standard auto insurance produced by independent agents and retains 100% of the premium and losses for the business it writes. Effective July 1, 2003, HFC discontinued its premium finance program and the Company shifted focus to a six month direct bill program. HCS provides claims adjustment, salvage, subrogation recovery and litigation services to Hallmark.

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


 Liquidity and Capital Resources

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, and processing and service fees. Other sources of funds are from financing and investment activities. On a consolidated basis, the Company's cash and investments (excluding restricted cash and investments) at March 31, 2004 were $40.2 million compared to $40.4 million at December 31, 2003.

     Net cash used by the Company's operating activities was $0.3 million for the first three months of 2004 compared to net cash provided by operating activities of $8.9 million for the first three months of 2003. The decrease in operating cash flow was due mostly to a reduction in Personal Lines Group premium volume causing a $5.9 million reduction in premiums collected. Also contributing to the decrease was a $2.3 million Phoenix bad faith claim settlement paid in 2004 and a $0.8 million reduction in collected finance charges due primarily to the discontinuation of the Personal Lines Group premium finance program in July 2003.

     Cash used by investing activities during the first three months of 2004 was $1.6 million as compared to cash provided by investing activities of $10.3 million for the same period in 2003. The acquisition of Phoenix in 2003 produced a net cash increase of $6.9 million. The decrease was additionally attributable to redemption of short-term investments in the first quarter of 2003 of $4.4 million compared to purchases of short-term investments in 2004 of $0.1 million.

     Cash used in financing activities decreased by $0.7 million in the first three months of 2004 as compared to the same period of 2003 due to the discontinuation of the premium finance program in July 2003. As a result, the Company did not receive any advances in 2004 from the premium finance lender.

     HFS is dependent on dividend payments and management fees from its insurance subsidiaries and free cash flow of its non-insurance subsidiaries to meet operating expenses and debt obligations. As of March 31, 2004, cash and invested assets of HFS were $0.7 million. Cash and invested assets of non-insurance subsidiaries were $5.0 million as of March 31, 2004. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commission of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2004, Hallmark's ordinary dividend capacity is $2.2 million. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance ("AZDOI"). During 2004, Phoenix's ordinary dividend capacity is $0.6 million. Neither Hallmark nor Phoenix paid a dividend to HFS during the first quarter of 2004.

     The Texas Department of Insurance ("TDI") regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all of the approved commissions or management fees. AHGA paid HFS $0.2 million in management fees in the first quarter of 2004 and HFC paid HFS $0.2 million in management fees in the first quarter of 2003.

     The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Although AZDOI has approved payments of management fees to HFS, management has elected to not pay a management fee to HFS in the first quarter of either 2003 or 2004 in order to strengthen Phoenix's statutory surplus.


 Results of Operations

 Three Months Ending March 30, 2004 as compared to Three Months Ending March 30, 2003

     Income before tax and extraordinary gain was $2.1 million for the quarter ended March 31, 2004, compared to $0.6 million for the same period in 2003. The improvement in operating earnings for the first quarter of 2004 compared to the first quarter of 2003 reflects the reversal of bad debt allowances in the Personal Lines Group, additional commission revenue in the Commercial Lines Group and overall reduced interest expenses.

     The following is additional business segment information for the three months ended March 31 (in thousands):

                                     2004         2003
                                   --------     --------
                Revenues
                --------
        Personal Lines Group      $  10,259    $  14,033
        Commercial Lines Group        5,513        4,687
        Corporate                         1            -
                                   --------     --------
             Consolidated         $  15,773    $  18,720
                                   ========     ========

             Pre-tax Income
             --------------
        Personal Lines Group      $   1,636    $     948
        Commercial Lines Group          670          300
        Corporate                      (230)        (638)
                                   --------     --------
             Consolidated         $   2,076    $     610
                                   ========     ========


 Personal Lines Group

     Net premiums written decreased $4.7 million during the first quarter of 2004 to $8.8 million compared to $13.5 million in the first quarter of 2003. The decrease in net premiums written is impacted by the following actions taken in 2003: (i) cancellation of unprofitable agents; (ii) a shift in marketing focus from annual term premium financed policies to six month term direct bill policies; and (iii) reduction in policy counts caused by increased rates.

     Revenue for the Personal Lines Group decreased 27% for the first quarter of 2004 to $10.3 million from $14.0 million for the same period in 2003. The decrease is mainly caused by less net premium volume causing earned premium for the quarter to be $4.2 million less than in the first quarter of 2003. Also contributing to the decline is the discontinuation of the premium finance program, which caused a $0.6 million reduction in finance charge revenue. Partially offsetting these reductions is AHGA commission revenue of $1.0 million from business ceded to Dorinco for policies effective after March 31, 2003 due to the new reinsurance structure. Prior to April 1, 2003, under the terms of the previous reinsurance structure, this commission was classified as a ceding commission and a reduction to commission expense.

     Even though revenue for the Personal Lines Group declined, pre-tax income increased $0.7 million, or 73%, for the first quarter of 2004 compared to the first quarter of 2003. Despite the decrease in premium volume, underwriting results for the first quarter of 2004 were comparable to the first quarter of 2003 due largely to improved loss experience as shown by a loss ratio (defined as loss and loss adjustment expenses divided by net premiums earned) of 63.6% for the first quarter of 2004 as compared to 71.7% in the first quarter of 2003. Also contributing to the increased pre-tax income for the quarter was bad debt expense which was $0.4 million lower than the same period in 2003. This reduction reflects the reversal of allowances deemed no longer necessary due to cash collections. Interest expense was $0.2 million less for the first quarter of 2004 as compared to the same period in 2003 due to the discontinuation of the premium finance program in July 2003. Also, additional investment income contributed $0.1 million to the increased pre-tax income for the quarter.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $5.5 million for the first quarter of 2004 was $0.8 million more than the $4.7 million reported in the first quarter of 2003. This was primarily due to additional commission revenue of $0.8 million in the first quarter of 2004 as compared to the same period in 2003. Increased commercial premium volume was the primary cause of the increased commission revenue for the quarter.

     Pre-tax income for the Commercial Lines Group of $0.7 million for the first quarter of 2004 increased $0.4 million over the $0.3 million reported for the first quarter of 2003. Increased revenue, as discussed above, is the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.5 million due to the increased premium volume. Also contributing to the increased pre-tax income is rent savings of $0.1 million from renegotiating the lease for the Commercial Lines Group office space in Fort Worth, Texas.

 Corporate

      Corporate pre-tax loss was $0.2 million for the first quarter of 2004 as compared to $0.6 million for the same period in 2003. The Company saved $0.3 million in interest expense for the first quarter of 2004 as compared to the same period in 2003 due to the repayment of a related party note payable in September 2003. Also contributing to the decrease in pre-tax loss were additional management fees collected from the Commercial Lines Group of $0.1 million in the first quarter of 2004. Corporate did not collect any management fees from the Commercial Lines Group in the first quarter of 2003.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Information required under Item 305 of Regulation S-K is not required in this Form 10-Q.


 Item 4.  Controls and Procedures.

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

 Risks Associated with Forward-Looking Statements Included in this Form 10-Q

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                   PART II
                              OTHER INFORMATION


   Item 1. Legal Proceedings.

           The Company is engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on the consolidated financial position of the Company or the results of operations, in the opinion of management. The various legal proceedings to which the Company is a party are routine in nature and incidental to the Company's business.


   Item 2. Changes in Securities and Use of Proceeds.

           None.


   Item 3. Defaults Upon Senior Securities.

           None.


   Item 4. Submission of Matters to a Vote of Security Holders.

           None.


   Item 5. Other Information.

           None.


   Item 6. Exhibits and Reports on Form 8-K.


       (a) The exhibits listed in the Exhibit Index appearing on page 17 are filed herewith.

       (b) The Company filed the following reports on Form 8-K during the first quarter of 2004.

           Form 8-K filed March 8, 2004 containing a press release announcing the appointment of Chief Financial Officer, Mark J. Morrison.

           Form 8-K filed March 31, 2004 containing a press release announcing the financial results for the fourth quarter and year-ended December 31, 2003.

                                Exhibit Index
                                -------------

    Exhibit
    Number                       Description
    ------                       -----------
    31(a) Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    31(b) Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    32(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

    32(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 Enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: May 14, 2004          /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman (Chief
                             Executive Officer)


 Date: May 14, 2004          /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Executive Vice President
                             (Chief Financial Officer)