Form 10-Q
period 2004-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2004-08-13
CIK 819913

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 2004

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X   No ___

 Indicate by check mark whether the registrant is an accelerated  filer  (as
 defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X


                     APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 36,462,291 shares outstanding as of August 13, 2004.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at June 30, 2004                    3
 (unaudited) and December 31, 2003

 Consolidated Statements of Operations (unaudited)               4
 for the three months and six months ended June 30, 2004 and June 30, 2003

 Consolidated Statements of Cash Flows (unaudited)               5
 for the six months ended June 30, 2004 and June 30,
 2003

 Notes to Consolidated Financial Statements                      6
 (unaudited)

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                      June 30     December 31
                    ASSETS                              2004          2003
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)
 Investments:
   Debt securities, available-for-sale,
     at market value                                $    26,134   $    25,947
   Equity securities, available-for-sale,
     at market value                                      3,692         3,573
   Short-term investments, available-for-sale,
     at market value                                      2,711           335
                                                     ----------    ----------
            Total investments                            32,537        29,855

 Cash and cash equivalents                                8,783        10,520
 Restricted cash and investments                          6,210         5,366
 Prepaid reinsurance premiums                                 8           291
 Premiums receivable                                      3,713         4,076
 Accounts receivable                                      2,656         3,395
 Reinsurance recoverable                                  5,166        10,516
 Deferred policy acquisition costs                        7,743         7,146
 Excess of cost over fair value
   of net assets acquired                                 4,836         4,836
 Intangible assets                                          499           513
 Current federal income tax recoverable                       -           625
 Deferred federal income taxes                            3,993         3,961
 Other assets                                             3,019         2,753
                                                     ----------    ----------
                                                    $    79,163   $    83,853
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                    $       627   $       991
   Unpaid losses and loss adjustment expenses            22,166        28,456
   Unearned premiums                                      5,160         5,862
   Unearned revenue                                      11,610        10,190
   Accrued agent profit sharing                             685         1,511
   Accrued ceding commission payable                      1,208         1,164
   Pension liability                                      1,201         1,237
   Current federal income tax payable                       120             -
   Accounts payable and other accrued expenses            6,420         7,045
                                                     ----------    ----------
                                                         49,197        56,456

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.03 par value, authorized
     100,000,000 shares Issued 36,856,610
     shares in 2004 and 2003                              1,106         1,106
   Capital in excess of par value                        19,648        19,693
   Retained earnings                                     10,159         7,254
   Accumulated other comprehensive income (loss)           (471)          (93)
   Treasury stock, 409,319 shares in 2004 and
     484,319 in 2003, at cost                              (476)         (563)
                                                     ----------    ----------
            Total stockholders' equity                   29,966        27,397
                                                     ----------    ----------
                                                    $    79,163   $    83,853
                                                     ==========    ==========

               The accompanying notes are an integral part
                of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share amounts)


                                                 Three Months Ended            Six Months Ended
                                                      June 30                      June 30
                                                ---------------------       ----------------------
                                                  2004         2003           2004          2003
                                                --------     --------       --------      --------
 Gross premiums written                        $   7,011    $   7,849      $  15,764     $  29,764
 Ceded premiums written                                1        1,218             25        (7,180)
                                                --------     --------       --------      --------
   Net premiums written                            7,012        9,067         15,789        22,584

   Change in net unearned premiums                   932        2,361            419         1,346
                                                --------     --------       --------      --------
   Net premiums earned                             7,944       11,428         16,208        23,930

 Investment income, net of expenses                  344          260            623           454
 Finance charges                                     536          991          1,083         2,080
 Commission and fees                               5,295        4,347         10,490         7,697
 Processing and service fees                       1,524          977          3,004         2,285
 Other income                                          7           42             15           319
                                                --------     --------       --------      --------
   Total revenues                                 15,650       18,045         31,423        36,765

 Losses and loss adjustment expenses               4,422        7,551          9,649        16,441
 Other operating costs and expenses                9,004        9,395         17,443        18,165
 Interest expense                                     21          432             45           875
 Amortization of intangible asset                      7            7             14            14
                                                --------     --------       --------      --------
   Total expenses                                 13,454       17,385         27,151        35,495
                                                --------     --------       --------      --------

 Income before income tax and
   extraordinary gain                              2,196          660          4,272         1,270

 Income tax expense                                  703          225          1,367           432
                                                --------     --------       --------      --------
 Income before extraordinary gain                  1,493          435         2,905            838
 Extraordinary gain                                    -          (36)            -          8,116
                                                --------     --------       --------      --------
 Net income                                    $   1,493    $     399      $   2,905     $   8,954
                                                ========     ========       ========      ========

 Basic earnings per share:
   Income before extraordinary gain            $    0.04    $    0.04      $    0.08     $    0.07
     Extraordinary gain                                -            -              -          0.73
                                                --------     --------       --------      --------
     Net income                                $    0.04    $    0.04      $    0.08     $    0.80
                                                ========     ========       ========      ========

 Diluted earnings per share:
   Income before extraordinary gain            $    0.04    $    0.04      $    0.08     $    0.07
     Extraordinary gain                                -        (0.01)             -          0.70
                                                --------     --------       --------      --------
     Net income                                $    0.04    $    0.03      $    0.08     $    0.77
                                                ========     ========       ========      ========

                The accompanying notes are an integral part
                 of the consolidated financial statements


               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                        Six Months Ended
                                                             June 30
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     2,905   $     8,954

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Extraordinary gain on acquisition of subsidiary           -        (8,116)
    Depreciation and amortization expense                   224           322
    Change in deferred federal income taxes                 122             -
    Change in prepaid reinsurance premiums                  283         4,700
    Change in premiums receivable                           313          (408)
    Change in accounts receivable                           739          (847)
    Change in deferred policy acquisition costs            (597)          211
    Change in unpaid losses and loss
      adjustment expenses                                (6,290)       (2,687)
    Change in unearned premiums                            (702)       (6,047)
    Change in unearned revenue                            1,420         2,932
    Change in accrued agent profit sharing                 (826)         (231)
    Change in reinsurance recoverable                     5,350         5,360
    Change in reinsurance balances payable                    -        (2,704)
    Change in current federal income tax
      payable/recoverable                                   745           754
    Change in accrued ceding commission payable              44           (64)
    Change in all other liabilities                        (661)        2,868
    Change in all other assets                             (269)       (1,087)
                                                     ----------    ----------
      Net cash provided by operating activities           2,800         3,910
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                      (75)         (231)
   Acquisition of subsidiary                                  -         6,945
   Premium finance notes repaid,
     net of finance notes originated                         51         3,610
   Change in restricted cash and investments             (3,269)          (32)
   Purchase of fixed maturity and equity securities      (1,138)          (80)
   Maturities and redemptions of investment
     securities                                           2,634         4,214
   Net redemptions (purchases) of short-term
     investments                                         (2,376)        7,443
                                                     ----------    ----------
      Net cash (used in) provided by
        investing activities                             (4,173)       21,869
                                                     ----------    ----------
 Cash flows from financing activities:
    Net advances from lender                                  -        (3,028)
    Repayment of borrowings                                (364)         (420)
                                                     ----------    ----------
      Net cash used in financing activities                (364)       (3,448)
                                                     ----------    ----------
 Increase (decrease) in cash and cash equivalents        (1,737)       22,331
 Cash and cash equivalents at beginning of period        10,520         8,453
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $     8,783   $    30,784
                                                     ==========    ==========

  In the first six months of 2004, the Company transferred $2.4 million of fixed maturity investments from restricted investments to debt securities, available-for-sale. The Company paid $500 thousand in taxes and $45 thousand in interest in the first six months of 2004. The Company paid $0.4 million in interest in the first six months of 2003.


                The accompanying notes are an integral part
                 of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (collectively, the "Company") as of June 30, 2004 and the consolidated results of operations and cash flows for the periods presented. The preparation of financial statements requires the use of management's estimates. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

     At June 30, 2004, the Company had a stock-based employee compensation plan for key employees and a non-qualified plan for non-employee directors, which are described more fully in Note 13 to the Company's Form 10-KSB for December 31, 2003. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated.

 The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
  (in thousands)                 2004          2003       2004          2003
                                -------      -------     -------      -------
  Net income as reported       $  1,493     $    399    $  2,905     $  8,954

  Add:  Stock-based employee
  compensation expenses
  included in reported net
  income, net of related
  tax effects                         5            8          10            8

  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effect          (9)         (17)        (17)         (26)
                                -------      -------     -------      -------
  Pro forma net income         $  1,489     $    390    $  2,898     $  8,936
                                =======      =======     =======      =======
  Earnings per share:
    Basic-as reported          $   0.04     $   0.04    $   0.08     $   0.80
                                =======      =======     =======      =======
    Basic-pro forma            $   0.04     $   0.03    $   0.08     $   0.80
                                =======      =======     =======      =======
    Diluted-as reported        $   0.04     $   0.03    $   0.08     $   0.77
                                =======      =======     =======      =======
    Diluted-pro forma          $   0.04     $   0.03    $   0.08     $   0.77
                                =======      =======     =======      =======


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

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                 Three Months          Six Months
                                    Ended                Ended
                                   June 30,             June 30,
                                2004      2003       2004      2003
                               ------    ------     ------    ------
     Ceded earned premiums    $     1   $ 4,073    $   258   $12,088
     Reinsurance recoveries   $   537   $ 2,602    $   211   $ 7,772


 Note 3 - Segment Information

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark
 Insurance Company ("Hallmark"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency ("AHGA"), a managing general agency; Hallmark Finance Corporation ("HFC"), a premium finance company; and Hallmark Claims Services ("HCS"), a claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA") and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     The following is additional business segment information for the three and six months ended June 30 (in thousands):


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2004          2003       2004          2003
                                -------      -------     -------      -------
 Revenues
 --------
   Personal Lines Group        $  9,956     $ 13,414    $ 20,215     $ 27,447
   Commercial Lines Group         5,693        4,631      11,206        9,318
   Corporate                          1            -           2            -
                                -------      -------     -------      -------
     Consolidated              $ 15,650     $ 18,045    $ 31,423     $ 36,765
                                =======      =======     =======      =======
 Income before tax and
 extraordinary gain
 ------------------
   Personal Lines Group        $  1,949     $  1,135    $  3,585     $  2,083
   Commercial Lines Group           585          189       1,255          489
   Corporate                       (338)        (664)       (568)      (1,302)
                                -------      -------     -------      -------
     Consolidated              $  2,196     $    660    $  4,272     $  1,270
                                =======      =======     =======      =======

     The following is additional business segment information as of the following dates (in thousands):

                                        June 30,           Dec. 31,
                                          2004               2003
                                        --------           --------
               Assets
               ------
        Personal Lines Group           $  63,052          $  68,247
        Commercial Lines Group            15,598             13,365
        Corporate                            513              2,241
                                        --------           --------
             Consolidated              $  79,163          $  83,853
                                        ========           ========


 Note 4 - Deferred Policy Acquisition Costs

 Total deferred and amortized policy acquisition costs for the three and six months ending June 30, 2004 and 2003 (in thousands) were as follows:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2004          2003       2004          2003
                                -------      -------     -------      -------
        Deferred               $ (5,189)    $ (1,036)   $(11,337)    $ (4,362)
        Amortized                 5,101        1,498      10,740        4,573
                                -------      -------     -------      -------
        Net Deferred           $    (88)    $    462    $   (597)    $    211
                                =======      =======     =======      =======


 Note 5 - Earnings per Share

 The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (" SFAS No. 128"), "Earnings Per Share," requiring presentation of both basic and diluted earnings per share.

 The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  2004          2003      2004          2003
                                 -------      -------    -------      -------
 Weighted average shares - basic  36,447       11,238     36,428       11,147
 Effect of dilutive securities       164          342        139          402
                                 -------      -------    -------      -------
 Weighted average shares -
   assuming dilution              36,611       11,580     36,567       11,549
                                 =======      =======    =======      =======

 Options to purchase 126,000 shares and 75,000 shares of common stock at prices ranging from $0.75 to $1.00 were outstanding during the three months ending June 30, 2004 and 2003, respectively, and options to purchase 526,000 shares and 76,000 shares of common stock at prices ranging from $0.68 to $1.00 were outstanding during the six months ending June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average market price per share for the period.


 Note 6 - Comprehensive Income

 The following table sets forth comprehensive income for the periods indicated (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  2004          2003      2004          2003
                                 -------      -------    -------      -------
    Net income                  $  1,493     $    399   $  2,905     $  8,954
    Unrealized gain (loss)
       on available for sale
      securities, net of tax        (683)          25       (378)          60
                                 -------      -------    -------      -------
    Other comprehensive
      income (loss)                 (683)          25       (378)          60
                                 -------      -------    -------      -------
    Comprehensive income        $    810     $    424   $  2,527     $  9,014
                                 =======      =======    =======      =======


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

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark
 Insurance Company ("Hallmark"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency ("AHGA"), a managing general agency; Hallmark Finance Corporation ("HFC"), a premium finance company; and Hallmark Claims Services ("HCS"), a claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA") and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     The Personal Lines Group provides non-standard automobile liability and physical damage insurance through Hallmark and Phoenix for drivers who do not qualify for or cannot obtain standard-rate insurance. Prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA and underwritten by State & County
 Mutual Fire Insurance Company ("State & County") and retroceded 55% of the business to Dorinco Reinsurance Company ("Dorinco"). Under this arrangement, Hallmark remained obligated to policyholders in the event Dorinco did not meet its obligations under the retrocession agreement. Effective April 1, 2003, Hallmark assumes the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or Old American County Mutual Fire Insurance Company ("OACM") (for policies written after September 30, 2003). The remaining 55% of each policy is directly assumed by Dorinco. Under these new reinsurance arrangements, Hallmark is obligated to policyholders only for the portion of risk assumed by Hallmark. Phoenix underwrites non-standard auto insurance produced by independent agents and retains 100% of the premium and losses for the business it writes. Effective July 1, 2003, the Company discontinued HFC's premium finance program and shifted focus to a six month direct bill program. HCS provides claims adjustment, salvage, subrogation recovery and litigation services to Hallmark, Phoenix and Dorinco.

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

     On a consolidated basis, the Company's cash and investments (excluding restricted cash and investments) at June 30, 2004 were $41.3 million compared to $40.4 million at December 31, 2003.

     Net cash provided by the Company's consolidated operating activities was $2.8 million for the first six months of 2004 compared to $3.9 million for the first six months of 2003. The decrease in operating cash flow is due mostly to a reduction in Personal Lines premium volume causing an approximate $4.2 million reduction in premiums collected. This was partially offset by an approximate $3.0 million increase in collected ceding commission revenue due primarily to increased premium writings by Commercial Lines in 2004.

     Cash used by investing activities during the first six months of 2004 was $4.2 million as compared to cash provided of $21.9 million for the same period in 2003. The acquisition of Phoenix in 2003 produced a net cash increase of $6.9 million. The decrease was additionally attributable to redemption of short-term investments in the first six months of 2003 of $7.4 million compared to purchases of short-term investments in 2004 of $2.4 million; repaid premium finance notes in 2003 of $3.6 million; transfer of $3.3 million to restricted investments in 2004 for the benefit of OACM; purchase of available-for-sale securities in 2004 of $1.1 million compared to $0.1 million in 2003; and redemption of available-for-sale securities of $2.6 million in 2004 as compared to $4.2 million in 2003.

     Cash used in financing activities decreased by $3.1 million in the first six months of 2004 as compared to the same period of 2003 due to the discontinuation of the premium finance program in 2003. As a result, the Company did not receive any advances in 2004 from the premium finance lender.

     HFS is dependent on dividend payments and management fees from its insurance companies and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of June 30, 2004, cash and invested assets of HFS were $0.4 million. Cash and invested assets of non-insurance subsidiaries were $5.8 million as of June 30, 2004. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Texas Department of Insurance ("TDI"), to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2004, Hallmark's ordinary dividend capacity is $2.2 million. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance ("AZDOI"). During 2004, Phoenix's ordinary dividend capacity is $0.6 million. Neither Hallmark nor Phoenix declared a dividend to HFS during the first six months of 2004. Hallmark paid a $0.2 million dividend to HFS in 2004 that was declared in 2003.

     TDI regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. AHGA paid $0.3 million in management fees in 2004 to HFS and HFC paid $0.3 million in management fees to HFS in 2003.

     The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Phoenix paid $0.6 million in management fees during the first six months of 2004 to AHGA.


 Results of Operations

 Three Months Ending June 30, 2004 as compared to Three Months Ending June 30, 2003

     Total revenues for the quarter ended June 30, 2004, decreased $2.4 million, or 13%, as compared to the same period of 2003, primarily as a result of a $3.5 million decline in total revenues from the Personal Lines Group partially offset by a $1.1 million increase in total revenues from the Commercial Lines Group. Income before tax and extraordinary gain for the quarter ended June 30, 2004, increased $1.5 million, or 233%, as compared to the same period in 2003. The improvement in operating earnings for the second quarter of 2004 compared to the second quarter of 2003 reflects improved underwriting results in the Personal Lines Group, additional commission revenue in the Commercial Lines Group and overall reduced interest expenses.

     The following is additional business segment information for the three months ended June 30, 2004 and 2003 (in thousands):

                                                2004          2003
                                              --------      --------
                  Revenues
                  --------
  Personal Lines Group                       $   9,956     $  13,414
  Commercial Lines Group                         5,693         4,631
  Corporate                                          1             -
                                              --------      --------
       Consolidated                          $  15,650     $  18,045
                                              ========      ========

  Income before tax and extraordinary gain
  ----------------------------------------
  Personal Lines Group                       $   1,949     $   1,135
  Commercial Lines Group                           585           189
  Corporate                                       (338)         (664)
                                              --------      --------
       Consolidated                          $   2,196     $     660
                                              ========      ========


 Personal Lines Group

     Net premiums written decreased $2.1 million during the second quarter of 2004 to $7.0 million compared to $9.1 million in the second quarter of 2003. The decrease in net premiums written was primarily attributable to the cancellation of unprofitable agents and programs, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies and a reduction in policy counts caused by increased rates. Net premiums earned decreased $3.5 million to $7.9 million for the quarter ended June 30, 2004, as compared to the same period of 2003. Net premiums earned declined more than net premiums written due to the decrease in the rate of reduction in written premium for the months prior to the quarter ended June 30, 2004 as compared to the same period in 2003. Primarily as a result of the decline in net premiums earned, total revenue for the Personal Lines Group decreased $3.5 million or 26%, for the second quarter of 2004 to $10.0 million from $13.4 million for the same period in 2003.

     Even though revenue for the Personal Lines Group declined, pre-tax income increased $0.8 million, or 72% for the second quarter of 2004 compared to the second quarter of 2003. The increase in pre-tax income was due largely to improved underwriting results as shown by a loss ratio
 (defined as loss and loss adjustment expenses divided by net premiums earned) of 56.0% for the second quarter of 2004 as compared to 66.7% for the same period of 2003. Other operating costs and expenses declined $1.0 million for the Personal Lines Group due primarily to a $0.5 million reduction in Phoenix policy service fees that were paid to a third party in 2003. In 2004, the Company performed these services internally with existing staff. Also contributing to the reduction in operating expenses was a $0.2 million reduction in salary and related expenses due to the successful integration of the Phoenix operations in late 2003 and the overall reduction in premium volume. Interest expense was $0.1 million less for the second quarter of 2004 as compared to the same period in 2003 due to the discontinuation of the premium finance program in July, 2003.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $5.7 million for the second quarter of 2004 was $1.1 million more than the $4.6 million reported in the second quarter of 2003. The improvement was primarily due to additional commission revenue of $0.7 million and claim servicing fee revenue of $0.3 million in the second quarter of 2004 as compared to the same period in 2003. Increased commercial premium volume was the primary cause of the increased commission and claim fee revenue for the quarter. Earned premium generated by the Commercial Lines Group for the second quarter of 2004 was $18.1 million as compared to $15.2 million in the second quarter of 2003. The Company does not bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in the Company's reported results.

     Pre-tax income for the Commercial Lines Group of $0.6 million for the second quarter of 2004 increased $0.4 million over the $0.2 million reported for the second quarter of 2003. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.5 million due to the increased premium volume and the payment of management fees to HFS of $0.2 million in 2004. Commercial Lines did not pay any management fees in 2003.

 Corporate

      Corporate pre-tax loss was $0.3 million for the second quarter of 2004 as compared to $0.7 million for the same period in 2003. The Company saved $0.3 million in interest expense for the second quarter of 2004 as compared to the same period in 2003 due to the repayment of a related party note payable in September 2003. Also contributing to the decrease in pre-tax loss were additional management fees collected from the Commercial Lines Group of $0.2 million. Corporate did not collect any management fees in 2003 from the Commercial Lines Group.


 Six Months Ending June 30, 2004 as compared to Six Months Ending
 June 30, 2003

     Total revenues for the six months ended June 30, 2004, decreased $5.3 million, or 15%, as compared to the same period of 2003, primarily as the result of a $7.2 million decline in total revenues from the Personal Lines Group partially offset by a $1.9 million increase in total revenues from the Commercial Lines Group. Income before tax and extraordinary gain for the six months ended June 30, 2004, increased $3.0 million, or 236%, as compared to the same period in 2003. The improvement in operating earnings in 2004 compared to 2003 for the first six months reflects improved underwriting results in the Personal Lines Group, additional commission revenue in the Commercial Lines Group and overall reduced interest expenses.

     The following is additional business segment information for the six months ended June 30, 2004 and 2003 (in thousands):

                                                2004          2003
                                              --------      --------
                  Revenues
                  --------
  Personal Lines Group                       $  20,215     $  27,447
  Commercial Lines Group                        11,206         9,318
  Corporate                                          2             -
                                              --------      --------
       Consolidated                          $  31,423     $  36,765
                                              ========      ========

  Income before tax and extraordinary gain
  ----------------------------------------
  Personal Lines Group                       $   3,585     $   2,083
  Commercial Lines Group                         1,255           489
  Corporate                                       (568)       (1,302)
                                              --------      --------
       Consolidated                          $   4,272     $   1,270
                                              ========      ========


 Personal Lines Group

     Net premiums written decreased $6.8 million during the first six months of 2004 to $15.8 million compared to $22.6 million during the same period of 2003. The decrease in net premiums written was primarily attributable to the cancellation of unprofitable agents and programs, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies and a reduction in policy counts caused by increased rates. Net premiums earned decreased $7.7 million to $16.2 million for the six months ended June 30, 2004, as compared to the same period of 2003. Net premiums earned declined more than net premiums written due to the decrease in the rate of reduction in written premium for the months prior to the six months ended June 30, 2004 as compared to the same period in 2003. Primarily as a result of the decline in net premiums earned, total revenue for the Personal Lines Group decreased $7.2 million or 26%, for the first six months of 2004 to $20.2 million from $27.4 million for the same period in 2003.

     Even though revenue for the Personal Lines Group declined, pre-tax income increased $1.5 million, or 72% for the first six months of 2004 compared to the same period of 2003. The increase in pre-tax income was due largely to improved underwriting results as shown by a loss ratio of 59.9% for the first half of 2004 as compared to 69.3% for the same period of 2003. Other operating costs and expenses declined $1.5 million due primarily to a $0.9 million reduction in Phoenix policy service fees that were paid to a third party in 2003. In 2004, the Company performed these services internally with existing staff. Also contributing to the reduction in operating expenses was a $0.3 million reduction in salary and related expenses due to the successful integration of the Phoenix operations in late 2003 and the overall reduction in premium volume. Interest expense was $0.3 million less for the first six months of 2004 as compared to the same period in 2003 due to the discontinuation of the premium finance program in July, 2003.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $11.2 million for the first six months of 2004 was $1.9 million more than the $9.3 million reported for the same period in 2003. The improvement was primarily due to a $1.5 million increase in commission revenue and a $0.3 million increase in claim servicing fee revenue. Commercial premium volume growth was the primary cause of the increased commission and claim fee revenue for the first six months of 2004. Earned premium generated by the Commercial Lines Group for the first six months of 2004 was $35.6 million compared to $29.7 million for the same period in 2003. The Company does not bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in the Company's reported results.

     Pre-tax income for the Commercial Lines Group of $1.3 million for the first six months of 2004 increased $0.8 million over the $0.5 million reported for the same period of 2003. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.9 million due to the increased premium volume and the payment of management fees to HFS of $0.3 million in 2004. Commercial Lines did not pay any management fees in 2003.

 Corporate

      Corporate pre-tax loss was $0.6 million for the first six months of 2004 as compared to $1.3 million for the same period in 2003. The Company saved $0.5 million in interest expense for the first six months of 2004 as compared to the same period in 2003 due to the repayment of a related party note payable in September 2003. Also contributing to the decrease in pre-tax loss were additional management fees collected from the Commercial Lines Group of $0.3 million. Corporate did not collect any management fees in 2003 from the Commercial Lines Group.


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

             None.


  Item 3.    Defaults on Senior Securities.

             None.


  Item 4.    Submission of Matters to a Vote of Security-Holders.

      (a) The Company's Annual Meeting of Shareholders was held on May 20, 2004. Of the 36,447,291 shares of common stock of the Company entitled to vote at the meeting, 35,135,155 shares were present in person or by proxy.

      (b) The following individuals were elected to serve as directors of the Company and received the number of votes set forth opposite their respective names:

                 Director                       Shares Voted For

             Mark E. Schwarz                       35,134,005

             James H. Graves                       35,134,005

             George R. Manser                      35,134,005

             Scott T. Berlin                       35,134,005

             James C. Epstein                      35,134,005


      (c)    There was no other business to come before the Annual Meeting.


  Item 5.    Other Information.

             None.


  Item 6.    Exhibits and Reports on Form 8-K.

        (a) The exhibits listed in the Exhibit Index appearing on page 19 are filed herewith.

        (b) The Company filed the following reports on Form 8-K during the second quarter of 2004.

             Form 8-K filed May 12, 2004 containing a press release announcing the financial results for the first quarter ended March 31, 2004.

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

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: August 13, 2004       /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman (Chief
                             Executive Officer)


 Date: August 13, 2004       /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Executive Vice President
                            (Chief Financial Officer)