Form 10-Q
period 2004-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2004-11-12
CIK 819913

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934


              For the quarterly period ended September 30, 2004


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 36,477,291 shares outstanding as of November 12, 2004.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                       INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at September 30, 2004
 (unaudited) and December 31, 2003                               3

 Consolidated Statements of Operations (unaudited)
 for the three months and nine months ended
 September 30, 2004 and September 30, 2003                       4

 Consolidated Statements of Cash Flows (unaudited)
 for the nine months ended September 30, 2004 and
 September 30, 2003                                              5

 Notes to Consolidated Financial Statements (unaudited)          6

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                    September 30   December 31
                    ASSETS                              2004          2003
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)
 Investments:
   Debt securities, available-for-sale,
     at market value                                $    26,672   $    25,947
   Equity securities, available-for-sale,
     at market value                                      3,771         3,573
   Short-term investments, available-for-sale,
     at market value                                      3,055           335
                                                     ----------    ----------
            Total investments                            33,498        29,855

 Cash and cash equivalents                                9,288        10,520
 Restricted cash and investments                          6,518         5,366
 Prepaid reinsurance premiums                                10           291
 Premiums receivable                                      3,360         4,076
 Accounts receivable                                      2,071         3,395
 Reinsurance recoverable                                  4,975        10,516
 Deferred policy acquisition costs                        7,639         7,146
 Excess of cost over fair value
   of net assets acquired                                 4,836         4,836
 Intangible assets                                          493           513
 Current federal income tax recoverable                       -           625
 Deferred federal income taxes                            4,032         3,961
 Other assets                                             3,431         2,753
                                                     ----------    ----------
                                                    $    80,151   $    83,853
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                    $         -   $       991
   Unpaid losses and loss adjustment expenses            20,970        28,456
   Unearned premiums                                      5,108         5,862
   Unearned revenue                                      11,672        10,190
   Accrued agent profit sharing                             999         1,511
   Accrued ceding commission payable                      1,022         1,164
   Pension liability                                      1,022         1,237
   Current federal income tax payable                     1,092             -
   Accounts payable and other accrued expenses            6,271         7,045
                                                     ----------    ----------
                                                         48,156        56,456
 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.03 par value, authorized
     100,000,000 shares Issued 36,856,610
     shares in 2004 and 2003                              1,106         1,106
   Capital in excess of par value                        19,639        19,693
   Retained earnings                                     11,702         7,254
   Accumulated other comprehensive income                   (11)          (93)
   Treasury stock, 379,319 shares in 2004 and
     484,319 in 2003, at cost                              (441)         (563)
                                                     ----------    ----------
            Total stockholders' equity                   31,995        27,397
                                                     ----------    ----------
                                                    $    80,151   $    83,853
                                                     ==========    ==========

               The accompanying notes are an integral part
                of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share amounts)


                                                 Three Months Ended           Nine Months Ended
                                                    September 30                September 30
                                                ---------------------       ----------------------
                                                  2004         2003           2004         2003
                                                --------     --------       --------     --------
 Gross premiums written                        $   7,410    $   6,640      $  23,174    $   36,404
 Ceded premiums written                                -          246             25        (6,934)
                                                --------     --------       --------      --------
   Net premiums written                            7,410        6,886         23,199        29,470

   Change in net unearned premiums                    54        2,509            473         3,855
                                                --------     --------       --------      --------
   Net premiums earned                             7,464        9,395         23,672        33,325

 Investment income, net of expenses                  371          360            994           822
 Realized gain (loss)                                (57)        (305)           (57)         (313)
 Finance charges                                     561          856          1,644         2,936
 Commission and fees                               5,745        4,709         16,235        12,406
 Processing and service fees                       1,556        1,224          4,560         3,509
 Other income                                          6          127             21           446
                                                --------     --------       --------      --------
   Total revenues                                 15,646       16,366         47,069        53,131

 Losses and loss adjustment expenses               4,451        6,155         14,100        22,596
 Other operating costs and expenses                8,903        9,559         26,346        27,724
 Interest expense                                     16          359             61         1,234
 Amortization of intangible asset                      7            7             21            21
                                                --------     --------       --------      --------
   Total expenses                                 13,377       16,080         40,528        51,575
                                                --------     --------       --------      --------
 Income before income tax and
   extraordinary gain                              2,269          286          6,541         1,556

 Income tax expense                                  726           66          2,093           498
                                                --------     --------       --------      --------
 Income before extraordinary gain              $   1,543    $     220      $   4,448     $   1,058
 Extraordinary gain                                    -            -             -          8,116
                                                --------     --------       --------      --------
 Net income                                    $   1,543    $     220      $   4,448     $   9,174
                                                ========     ========       ========      ========
 Basic earnings per share:
   Income before extraordinary gain            $    0.04    $    0.01      $    0.12     $    0.08
     Extraordinary gain                                -            -              -          0.65
                                                --------     --------       --------      --------
     Net income                                $    0.04    $    0.01      $    0.12     $    0.73
                                                ========     ========       ========      ========
 Diluted earnings per share:
   Income before extraordinary gain            $    0.04    $    0.01      $    0.12     $    0.08
     Extraordinary gain                                -            -              -          0.63
                                                --------     --------       --------      --------
      Net income                               $    0.04    $    0.01      $    0.12     $    0.71
                                                ========     ========       ========      ========

                The accompanying notes are an integral part
                 of the consolidated financial statements


               HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                           Nine Months
                                                           September 30
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     4,448   $     9,174

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Extraordinary gain on acquisition of subsidiary           -        (8,116)
    Depreciation and amortization expense                   341           485
    Change in deferred federal income taxes                (124)          166
    Change in prepaid reinsurance premiums                  281         7,264
    Change in premiums receivable                           664        (1,223)
    Change in accounts receivable                         1,324          (774)
    Change in deferred policy acquisition costs            (493)       (1,772)
    Change in unpaid losses and loss
      adjustment expenses                                (7,486)       (4,716)
    Change in unearned premiums                            (754)      (10,201)
    Change in unearned revenue                            1,482         3,159
    Change in accrued agent profit sharing                 (512)          318
    Change in reinsurance recoverable                     5,541         8,512
    Change in reinsurance balances payable                    -        (3,029)
    Change in current federal income tax
      payable/recoverable                                 1,717           385
    Change in accrued ceding commission payable            (142)       (1,594)
    Change in all other liabilities                        (989)        1,429
    Change in all other assets                             (289)          513
                                                     ----------    ----------
      Net cash provided by (used in)
        operating activities                              5,009           (20)
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                     (364)         (293)
   Acquisition of subsidiary                                  -         6,945
   Premium finance notes collected,
     net of finance notes originated                         52         9,476
   Change in restricted cash and investments             (3,467)       (5,052)
   Purchase of fixed maturity and equity securities      (2,506)      (16,854)
   Maturities and redemptions of investment
     securities                                           3,411         6,384
   Net redemptions (purchases) of short-term
     investments                                         (2,376)        8,904
                                                     ----------    ----------
      Net cash (used in) provided by
        investing activities                             (5,250)        9,510
                                                     ----------    ----------
 Cash flows from financing activities:
    Proceeds from rights offering                             -        10,000
    Net advances from lender                                  -        (9,504)
    Repayment of borrowings                                (991)       (9,230)
                                                     ----------    ----------
      Net cash used in financing activities                (991)       (8,734)

 Increase (decrease) in cash and cash equivalents        (1,232)          756
 Cash and cash equivalents at beginning of period        10,520         8,453
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $     9,288   $     9,209
                                                     ==========    ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)


 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (collectively, the "Company") as of September 30, 2004 and the consolidated results of operations and cash flows for the periods presented. The preparation of financial statements requires the use of management's estimates. The accompanying financial statements have been prepared by the Company without audit.

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

     The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

     At September 30, 2004, the Company had a stock-based employee compensation plan for key employees and a non-qualified plan for non-employee directors, which are described more fully in Note 13 to the Company's Form 10-KSB for December 31, 2003. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Results for prior years have not been restated.

 The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
  (in thousands)                 2004          2003       2004          2003
                                -------      -------     -------      -------
  Net income as reported       $  1,543     $    220    $  4,448     $  9,174

  Add:  Stock-based employee
  compensation expenses
  included in reported net
  income, net of related
  tax effects                         5            8          15           16

  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effect          (8)         (17)        (25)         (43)
                                -------      -------     -------      -------
  Pro forma net income         $  1,540     $    211    $  4,438     $  9,147
                                =======      =======     =======      =======
  Earnings per share:
  Basic-as reported            $   0.04     $   0.01    $   0.12     $   0.73
                                =======      =======     =======      =======
  Basic-pro forma              $   0.04     $   0.01    $   0.12     $   0.73
                                =======      =======     =======      =======
  Diluted-as reported          $   0.04     $   0.01    $   0.12     $   0.71
                                =======      =======     =======      =======
  Diluted-pro forma            $   0.04     $   0.01    $   0.12     $   0.71
                                =======      =======     =======      =======


 Note 2 - Supplemental Cash Flow Information

     The Company transferred $2.4 million of fixed maturity investments from restricted investments to debt securities, available-for-sale, during the first nine months of 2004. The Company paid $500 thousand in taxes and $61 thousand in interest during the first nine months of 2004.


 Note 3 - Reinsurance

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

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                              Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                                2004      2003       2004      2003
                               ------    ------     ------    ------
     Ceded earned premiums    $    (2)  $ 2,515    $   256   $14,603
     Reinsurance recoveries   $   563   $ 2,574    $   774   $10,346


 Note 4 - Segment Information

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are Hallmark, an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; Hallmark Finance Corporation ("HFC"), a premium finance company; and Hallmark Claims Service, Inc. ("HCS"), a claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"), and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     The following is additional business segment information for the three and nine months ended September 30 (in thousands):

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                 2004          2003       2004          2003
                                -------      -------     -------      -------
 Revenues
 --------
   Personal Lines Group        $  9,321     $ 11,321    $ 29,538     $ 38,768
   Commercial Lines Group         6,325        5,045      17,529       14,363
   Corporate                          -            -           2            -
                                -------      -------     -------      -------
   Consolidated                $ 15,646     $ 16,366    $ 47,069     $ 53,131
                                =======      =======     =======      =======
 Income before tax and
 ---------------------
 extraordinary gain
 ------------------
   Personal Lines Group        $  1,873     $    683    $  5,759     $  3,091
   Commercial Lines Group         1,167          351       2,719          814
   Corporate                       (771)        (748)     (1,937)      (2,349)
                                -------      -------     -------      -------
   Consolidated                $  2,269     $    286    $  6,541     $  1,556
                                =======      =======     =======      =======

 The following is additional business segment information as of the following dates (in thousands):

                                        Sept. 30,          Dec. 31,
                                          2004               2003
                                        --------           --------
               Assets
               ------
        Personal Lines Group           $  63,599          $  68,247
        Commercial Lines Group            15,921             13,365
        Corporate                            631              2,241
                                        --------           --------
             Consolidated              $  80,151          $  83,853
                                        ========           ========


 Note 5 - Deferred Policy Acquisition Costs

 Total deferred and amortized policy acquisition costs for the three and nine months ending September 30, 2004 and 2003 (in thousands) were as follows:


                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                 2004          2003       2004          2003
                                -------      -------     -------      -------
        Deferred               $ (5,940)    $(15,271)   $(17,277)    $(19,634)
        Amortized                 6,044       14,206      16,784       18,780
                                -------      -------     -------      -------
        Net Deferred           $    104     $ (1,065)   $   (493)    $   (854)
                                =======      =======     =======      =======


 Note 6 - Earnings per Share

 The Company has adopted the provisions of Statement of Financial  Accounting
 Standards  No.  128   ("SFAS No.  128"),  "Earnings  Per  Share,"  requiring
 presentation of both basic and diluted earnings per share.

 The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  2004          2003      2004          2003
                                 -------      -------    -------      -------
 Weighted average shares - basic  36,458       15,166     36,438       12,501
 Effect of dilutive securities       283          206        193          310
                                 -------      -------    -------      -------
 Weighted average shares -
   assuming dilution              36,741       15,372     36,631       12,811
                                 =======      =======    =======      =======

 Options to purchase 100,000 shares and 76,000 shares of common stock at prices ranging from $0.75 to $1.00 were outstanding during the three months ending September 30, 2004 and 2003, respectively, and options to purchase 125,000 shares and 76,000 shares of common stock at prices ranging from $0.75 to $1.00 were outstanding during the nine months ending September 30, 2004 and 2003, respectively, but in each case were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average market price per share for the period.


 Note 7 - Comprehensive Income

 The following table sets forth comprehensive income for the periods indicated (in thousands):

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  2004          2003      2004          2003
                                 -------      -------    -------      -------
  Net income                    $  1,543     $    220   $  4,448     $  9,174

  Pension liability, net of tax        -           (8)         -           (8)
  Unrealized gain on available
    for sale securities,
    net of tax                       460          355         82          414
                                 -------      -------    -------      -------
 Other comprehensive income          460          347         82          406
                                 -------      -------    -------      -------
 Comprehensive income           $  2,003     $    567   $  4,530     $  9,580
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

     The Company pursues its business activities through integrated insurance groups managing non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark Insurance Company of Texas ("Hallmark"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; Hallmark Finance Corporation ("HFC"), a premium finance company; and Hallmark Claims Service, Inc. ("HCS"), a claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"), and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     The Personal Lines Group provides non-standard automobile liability and physical damage insurance through Hallmark and Phoenix for drivers who do not qualify for or cannot obtain standard-rate insurance. Prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA and underwritten by State & County
 Mutual Fire Insurance Company ("State & County") and retroceded 55% of the business to Dorinco Reinsurance Company ("Dorinco"). Under this arrangement, Hallmark remained obligated to policyholders in the event Dorinco did not meet its obligations under the retrocession agreement. Effective April 1, 2003, Hallmark assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or Old American County Mutual Fire Insurance Company ("OACM") (for policies written after September 30, 2003). The remaining 55% of each policy was directly assumed by Dorinco. Under these reinsurance arrangements, Hallmark is obligated to policyholders only for the portion of risk assumed by Hallmark. Effective October 1, 2004, Hallmark entered into a new quota share reinsurance agreement with OACM pursuant to which Hallmark will assume the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA after September 30, 2004. This agreement supersedes the quota share reinsurance agreement between the parties effective October 1, 2003. Phoenix underwrites non-standard auto insurance produced by independent agents and retains 100% of the premium and losses for the business it writes. Effective July 1, 2003, the Company discontinued HFC's premium finance program and shifted focus to a six month direct bill program. HCS provides claims adjustment, salvage, subrogation recovery and litigation services to Hallmark, Phoenix and Dorinco.

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

     On a consolidated basis, the Company's cash and investments (excluding restricted cash and investments) at September 30, 2004 were $42.8 million compared to $40.4 million at December 31, 2003.

     The Company's consolidated operating activities provided cash of $5.0 million for the first nine months of 2004 compared to cash used of $20 thousand for the first nine months of 2003. The increased operating cash flow was primarily the result of a $5.0 million reduction in claims payments attributable to improved loss experience and the planned reduction in personal lines premium volume; a $4.7 million increase in ceding commissions collected; and a $1.4 million reduction in interest payments resulting from the retirement of a related party debt during the third quarter of 2003. The improved operating cash flow was partially offset by a $3.7 million decrease in collected personal lines premiums and a $2.3 million settlement of a Phoenix bad faith claim in the first quarter of 2004.

     Cash used by investing activities during the first nine months of 2004 was $5.3 million as compared to cash provided of $9.5 million for the same period in 2003. During the first nine months of 2004, the Company transferred $3.5 million into a restricted investment account for the benefit of OACM and State & County, purchased $2.5 million of available for sale securities and had net purchases of $2.4 million of short term investments. These cash outlays were partially offset by $3.4 million collected from the redemption of available for sale securities.

     Cash used in financing activities decreased by $7.7 million in the first nine months of 2004 as compared to the same period of 2003 primarily due to the discontinuation of the premium finance program in 2003. As a result, the Company did not repay any advances from the premium finance lender in 2004. During the first nine months of 2003 the Company repaid $9.5 million in premium finance advances. Also, in the third quarter of 2003, the Company received $10.0 million in proceeds from a rights offering, of which the Company used $9.2 million to pay off a note payable to a related party. During the third quarter 2004, the Company used $1.0 million to pay off a note payable to Dorinco.

     HFS is dependent on dividend payments and management fees from its insurance subsidiaries and free cash flow of its non-insurance subsidiaries to meet operating expenses and debt obligations. As of September 30, 2004, cash and invested assets of HFS were $0.3 million. Cash and invested assets of non-insurance subsidiaries were $6.8 million as of September 30, 2004. As a property and casualty insurance company domiciled in Texas, Hallmark is limited in the payment of dividends to its shareholders in any twelve-month period, without the prior written consent of the Texas Department of Insurance ("TDI"), to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2004, Hallmark's ordinary dividend capacity is $2.2 million. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance ("AZDOI"). During 2004, Phoenix's ordinary dividend capacity is $0.6 million. Neither Hallmark nor Phoenix declared a dividend to HFS during the first nine months of 2004. Hallmark paid a $0.2 million dividend to HFS in 2004 that was declared in 2003.

     TDI regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. AHGA paid $0.5 million in management fees in 2004 to HFS and HFC paid $0.5 million in management fees to HFS in 2003.

     The AZDOI regulates financial transactions between Phoenix, HFS and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Phoenix has paid $0.9 million in management fees to AHGA during 2004.


 Results of Operations

 Three Months Ending September 30, 2004 as compared to Three Months Ending September 30, 2003

     Total revenues for the quarter ended September 30, 2004, decreased $0.7 million, or 4%, as compared to the same period of 2003, primarily as a result of a $2.0 million reduction in total revenues from the Personal Lines Group partially offset by a $1.3 million increase in total revenues from the Commercial Lines Group. However, income before tax and extraordinary gain for the quarter ended September 30, 2004, increased $2.0 million, or 693%, as compared to the same period in 2003. The improvement in operating earnings for the third quarter of 2004 compared to the third quarter of 2003 reflects improved underwriting results in the Personal Lines Group, additional commission revenue in the Commercial Lines Group and an overall reduction in interest expense as a result of the repayment of a related party note in September 2003.

     The following is additional business segment information for the three months ended September 30, 2004 and 2003 (in thousands):

                                                2004          2003
                                              --------      --------
                  Revenues
                  --------
    Personal Lines Group                     $   9,321     $  11,321
    Commercial Lines Group                       6,325         5,045
    Corporate                                        -             -
                                              --------      --------
         Consolidated                        $  15,646     $  16,366
                                              ========      ========

    Income before tax and
    ---------------------
    extraordinary gain
    ------------------
    Personal Lines Group                     $   1,873     $     683
    Commercial Lines Group                       1,167           351
    Corporate                                     (771)         (748)
                                              --------      --------
         Consolidated                        $   2,269     $     286
                                              ========      ========


 Personal Lines Group

     Net premiums written increased $0.5 million during the third quarter of 2004 to $7.4 million compared to $6.9 million in the third quarter of 2003. Net premiums earned decreased $1.9 million to $7.5 million for the quarter ended September 30, 2004, as compared to $9.4 million in the same period of 2003. Primarily as a result of the decline in net premiums earned, total revenue for the Personal Lines Group decreased $2.0 million or 18%, to $9.3 million for the third quarter of 2004 from $11.3 million for the same period in 2003.

     Although revenue for the Personal Lines Group declined, its pre-tax income increased $1.2 million, or 174%, for the third quarter of 2004 compared to the third quarter of 2003. The increase in pre-tax income was due largely to improved underwriting results as evidenced by a loss ratio (defined as loss and loss adjustment expenses divided by net premiums earned) of 60.0% for the third quarter of 2004 as compared to 66.3% for the same period of 2003. Other operating costs and expenses declined $0.6 million for the Personal Lines Group due primarily to a $0.4 million reduction in Phoenix policy service fees that were paid to a third party in 2003. In 2004, the Company performed these services internally with existing staff. Also contributing to the reduction in operating expenses was a $0.2 million reduction in salary and related expenses due to the successful integration of the Phoenix operations in late 2003 and the overall reduction in premium volume. Interest expense was $0.1 million less for the third quarter of 2004 as compared to the same period in 2003 due to the discontinuation of the premium finance program in July, 2003.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $6.3 million for the third quarter of 2004 was $1.3 million more than the $5.0 million reported in the third quarter of 2003. The improvement was primarily due to additional commission revenue of $1.1 million and claim servicing fee revenue of $0.2 million in the third quarter of 2004 as compared to the same period in 2003. Increased commercial premium volume and improved underwriting results were the cause of the increased commission and claim fee revenue for the quarter. Earned premium generated by the Commercial Lines Group for the third quarter of 2004 was $18.3 million as compared to $16.2 million in the third quarter of 2003. The Company does not bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in the Company's reported results.

     Pre-tax income for the Commercial Lines Group of $1.2 million for the third quarter of 2004 increased $0.8 million, or 232%, over the $0.4 million reported for the third quarter of 2003. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.3 million due to the increased premium volume and increased salary and related expenses of $0.2 million.

 Corporate

      Corporate pre-tax loss increased nominally to $0.8 million for the third quarter of 2004 as compared to the same period in 2003. A $0.3 million increase in salary and related expenses was offset by a $0.3 million reduction in interest expense for the third quarter of 2004 as compared to the same period in 2003 due to the repayment of a related party note in September 2003.


 Nine Months Ending September 30, 2004 as compared to Nine Months Ending September 30, 2003

     Total revenues for the nine months ended September 30, 2004, decreased $6.1 million, or 11%, as compared to the same period of 2003, primarily as the result of a $9.2 million decline in total revenues from the Personal Lines Group partially offset by a $3.1 million increase in total revenues from the Commercial Lines Group. However, income before tax and extraordinary gain for the nine months ended September 30, 2004, increased $5.0 million, or 320%, as compared to the same period in 2003. The improvement in operating earnings in 2004 compared to 2003 for the first nine months reflects improved underwriting results in the Personal Lines Group, additional commission revenue in the Commercial Lines Group and an overall reduction in interest expense as a result of the repayment of a related party note in September 2003.

     The following is additional business segment information for the nine months ended September 30, 2004 and 2003 (in thousands):

                                                2004          2003
                                              --------      --------
                  Revenues
                  --------
         Personal Lines Group                $  29,538     $  38,768
         Commercial Lines Group                 17,529        14,363
         Corporate                                   2             -
                                              --------      --------
              Consolidated                   $  47,069     $  53,131
                                              ========      ========

    Income before tax and
    ---------------------
    extraordinary gain
    ------------------
         Personal Lines Group                $   5,759     $   3,091
         Commercial Lines Group                  2,719           814
         Corporate                              (1,937)       (2,349)
                                              --------      --------
              Consolidated                   $   6,541     $   1,556
                                              ========      ========


 Personal Lines Group

     Net premiums written decreased $6.3 million during the first nine months of 2004 to $23.2 million compared to $29.5 million during the same period of 2003. The decrease in net premiums written was primarily attributable to the cancellation of unprofitable agents and programs, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies and a reduction in policy counts caused by increased rates. Net premiums earned decreased $9.6 million to $23.7 million for the nine months ended September 30, 2004, as compared to $33.3 million in the same period of 2003. Primarily as a result of the decline in net premiums earned, total revenue for the Personal Lines Group decreased $9.2 million, or 24%, to $29.5 million for the first nine months of 2004 from $38.7 million for the same period in 2003.

     Although revenue for the Personal Lines Group declined, its pre-tax income increased $2.7 million, or 86%, for the first nine months of 2004 compared to the same period of 2003. The increase in pre-tax income was partially due to improved underwriting results as evidenced by a loss ratio of 59.9% for the first nine months of 2004 as compared to 68.4% for the same period of 2003. Also contributing to the increase in pre-tax income was a $1.3 million reduction in Phoenix policy service fees that were paid to a third party in 2003. In 2004, the Company performed these services internally with existing staff. Reduced salary and related expenses due to the successful integration of the Phoenix operations in late 2003 and the overall reduction in premium volume contributed $0.6 million to the increase in pre-tax income. Partially offsetting these increases to pre-tax income was the discontinuation of the premium finance program in July 2003 which reduced finance charge revenue by $1.4 million as well as interest expense by $0.4 million.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $17.5 million for the first nine months of 2004 was $3.1 million more than the $14.4 million reported for the same period in 2003. The improvement was primarily due to a $2.6 million increase in commission revenue and a $0.5 million increase in claim servicing fee revenue. Commercial premium volume growth was the primary cause of the increased commission and claim fee revenue for the first nine months of 2004. Earned premium generated by the Commercial Lines Group for the first nine months of 2004 was $53.9 million compared to $45.9 million for the same period in 2003. The Company does not bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in the Company's reported results.

     Pre-tax income for the Commercial Lines Group of $2.7 million for the first nine months of 2004 increased $1.9 million, or 234%, over the $0.8 million reported for the same period of 2003. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional production related costs of $1.3 million due to the increased premium volume.

 Corporate

      Corporate pre-tax loss was $1.9 million for the first nine months of 2004 as compared to $2.3 million for the same period in 2003. The Company saved $0.8 million in interest expense for the first nine months of 2004 as compared to the same period in 2003 due to the repayment of a related party note in September 2003. This was partially offset by a $0.4 million increase in salary and related expenses for the first nine months of 2004 as compared to the same period in 2003.


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


  Item 5.    Other Information.

             None.


  Item 6.    Exhibits and Reports on Form 8-K.

        (a)  The exhibits listed in the Exhibit Index appearing on page 19

        (b) The Company filed the following reports on Form 8-K during the third quarter of 2004.

               Form 8-K filed August 13, 2004 containing a press release announcing the financial results for the second quarter ended June 30, 2004.

                                Exhibit Index
                                -------------


    Exhibit
    Number                       Description
    ------                       -----------
    10 Quota Share Reinsurance Agreement dated September 30, 2004 between Old American County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas.

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

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


 Date: November 12, 2004     /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman (Chief
                             Executive Officer)


 Date: November 12, 2004     /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Executive Vice President
                             (Chief Financial Officer)