Form 10-K
period 2004-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2005-03-31
CIK 819913

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended DECEMBER 31, 2004

                                     Or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                      Commission file number   0-16090

                     Hallmark Financial Services, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Nevada                            87-0447375
     -------------------------------   ------------------------------------
     (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
      Incorporation or Organization)

       777 Main Street, Suite 1000,
            Fort Worth, Texas                          76102
     -------------------------------                 ---------
     (Address of Principal Executive                 (Zip Code)
                 Offices)

      Issuer's Telephone Number, Including Area Code:  (817) 348-1600

      Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class         Name of Each Exchange on Which Registered
  ---------------------------    -----------------------------------------
  Common Stock $.03 par value    American Stock Exchange Emerging Company
                                              Marketplace

 Securities registered under Section 12(g) of the Exchange Act:  None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [ X ]    No  [   ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this Form 10-K.  [   ]

 Indicate by check mark whether the registrant is an  accelerated filer (as
 defined in Rule 12b-2 of the Act).          Yes [   ]    No  [ X ]

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most
 recently completed second fiscal quarter.   $10,070,731

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $.03 par value 36,497,291 shares outstanding as of March 17, 2005.


                    DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

 Risks Associated with Forward-Looking Statements Included in this Form 10-K
----------------------------------------------------------------------------
   This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates," or similar expressions. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART I

 Item 1. Business.

 Introduction

   Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington; affiliate and third party claims administration; and other insurance related services.

 Overview

   The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are a Texas domiciled property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); an Arizona domiciled property and casualty insurance company, Phoenix Indemnity Insurance Company ("Phoenix"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); a premium finance company, Hallmark Finance Corporation ("HFC"); and an affiliate and third party claims administrator, Hallmark Claims Services, Inc. ("HCS"). The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"), and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

  Hallmark writes non-standard automobile liability and physical damage coverage in Texas through a network of independent agents. Hallmark currently provides insurance through a reinsurance arrangement with an unaffiliated company, Old American County Mutual Fire Insurance Company ("OACM") for policies written after September 30, 2003. Prior to October 1, 2003, Hallmark provided insurance through a reinsurance arrangement with an unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). Through either State & County or OACM, Hallmark provides insurance for drivers who do not qualify for standard-rate insurance due to driving record, claims history, residency status, or type of vehicle.

   The Company acquired Phoenix effective as of January 1, 2003. Phoenix is licensed in 24 states and writes non-standard automobile liability and physical damage coverage in Arizona and New Mexico through a network of independent agents. Phoenix underwrites its own policies and retains 100% of the business it writes. Phoenix targets non-urban markets and underwrites policies produced by approximately 150 independent agents.

   AHGA holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. Effective October 1, 2004 Hallmark reinsures 100% of the OACM policies produced by AHGA under a related reinsurance agreement. Prior to October 1, 2004, Hallmark reinsured 45% of the OACM policies produced by AHGA. AHGA markets OACM policies in Texas through approximately 519 independent agents operating under their own names.

   HFC previously offered premium financing for policies sold by  independent
 agents managed by AHGA.   The Company discontinued  writing new and  renewal
 premium finance policies effective July 1, 2003.

   HCS  provides  fee-based  claims   adjustment,  salvage  and   subrogation
 recovery, and litigation services to Hallmark and unaffiliated MGAs.

   Effective December 1, 2002, the Company purchased HGA, ECM and a financial administrative service company, Financial and Actuarial Resources, Inc. ("FAR"). Through approximately 150 independent agents operating under their own names, HGA markets commercial insurance policies primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon and Washington. HGA currently produces policies on behalf of Clarendon National Insurance Company ("CNIC"). HGA earns a commission based on a percentage of the earned premium it produces for CNIC. The commission percentage is determined by the underwriting results of the policies produced for CNIC.

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

   All  purchasers of  Hallmark  and Phoenix  policies  are individuals.   No
 single customer or group of related customers has accounted for more than 1% of net premiums written during any of the last three years.

   The Company currently writes monthly and six-month policies. The Company's core net premium volume was composed of a policy mix of 51.8% monthly and 48.2% six-month policies in 2004; 6.2% annual, 43.6% monthly and 50.2% six-month policies in 2003; and 50.7% annual, 46.1% monthly and 3.2% six-month policies in 2002. The Company discontinued writing annual premium financed policies in July 2003 in order to focus on products which are more competitive in the current marketplace. The Company's typical customer is unable or unwilling to pay a half year's premium in advance. Accordingly, the Company currently offers monthly policies and six-month policies, the premiums for which are directly billed to the insured on a monthly basis.

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

   The following table shows, for each of the years in the three year period ended December 31, 2004 (i) the amount of the Personal Lines Group gross premiums written, and (ii) the underwriting results, of the Personal Lines Group, as measured by the net statutory loss and loss adjustment expense ("LAE") ratio, the statutory expense ratio, and the statutory combined ratio for the calendar year. The loss and LAE ratio is the ratio of incurred losses and LAE to net premiums earned, the statutory expense ratio is the ratio of underwriting and operating expenses to net premiums written, and the combined ratio is the sum of the loss and LAE ratio and the statutory expense ratio.

                                     2004           2003            2002
                                   --------       --------        --------
   Gross Premiums Written         $  33,389      $  43,338       $  51,643
                                   ========       ========        ========

   Statutory Loss & LAE Ratio         60.4%          72.5%           76.8%
   Statutory Expense Ratio            28.3%          28.6%           19.5%
                                   --------       --------        --------
   Statutory Combined Ratio           88.7%         101.1%           96.3%
                                   ========       ========        ========

 Commercial Lines Group Operations

   The Company's Commercial Lines Group consists of a regional managing general agency and a third party claims administration company which were acquired December 1, 2002. HGA markets commercial insurance policies through an independent agency force primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, and Washington. ECM administers the claims on insurance policies produced by HGA. These insurance policies consist of small to medium sized commercial risks, which as a group have relatively stable loss ratios. The Commercial Lines Group's underwriting criteria exclude lines of business and classes of risks that are considered to be high hazard or volatile, or which involve significant latent injury potential or other long-tail liability exposures. Selection criteria include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The lines of business underwritten are primarily commercial auto, commercial multi-peril, business owner's package policy, umbrella and other liability.

   HGA currently markets these policies on behalf of CNIC. HGA earns a commission based on a percentage of the earned premium it produces for CNIC. The commission percentage is determined by the underwriting results of the policies produced for CNIC. ECM receives a claim servicing fee based on a percentage of the earned premium produced for CNIC, with a portion deferred for casualty claims.

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

   During 2004, 2003 and 2002, the Company experienced statutory loss and LAE ratios of 60.4%, 72.5% and 76.8%, respectively. During the same periods, it experienced statutory expense ratios of 28.3%, 28.6% and 19.5%, respectively, and statutory combined ratios of 88.7%, 101.1% and 96.3%, respectively. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by accounting principles generally accepted in the United States of America ("GAAP").

   The statutory expense ratio for 2003 increased over the 2002 statutory expense ratio primarily as a result of the change in the reinsurance structure effective April 1, 2003. Under the prior structure, Hallmark assumed 100% of the Texas non-standard automobile business produced by AHGA and underwritten by State & County and retroceded a portion to Dorinco Reinsurance Company ("Dorinco"). Under this arrangement, the ceding commission from Dorinco was treated as an offset to Hallmark's underwriting expenses. Beginning April 1, 2003, Dorinco directly assumed its share of the Texas non-standard automobile business produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or OACM (for policies written from October 1, 2003 through September 30, 2004). Under this arrangement, ceding commissions from Dorinco were treated as revenue to AHGA rather than an offset to the underwriting expenses of Hallmark. Effective October 1, 2004, Hallmark entered into a new quota share reinsurance agreement with OACM pursuant to which Hallmark assumes and retains the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA.

   Under Texas Department of Insurance ("TDI") and Arizona Department of Insurance ("AZDOI") guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus percentage of not more than 300%. The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. For 2004, 2003, and 2002, Hallmark's premium-to-surplus percentages were 122%, 150% and 263%, respectively. Phoenix's premium-to-surplus percentages were 135% and 215% for 2004 and 2003, respectively.

 Reinsurance Arrangements

   For policies originated prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard auto business produced by AHGA and underwritten by State & County and retroceded 55% of the business to Dorinco. Under this arrangement, Hallmark remained obligated to policyholders in the event that Dorinco did not meet its obligations under the retrocession agreement. From April 1, 2003 through September 30, 2004, Hallmark assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or OACM (for policies written from October 1, 2003 through September 30, 2004). During this period, the remaining 55% of each policy was directly assumed by Dorinco. Under these reinsurance arrangements, Hallmark was obligated to policyholders only for the portion of the risk assumed by Hallmark. Effective October 1, 2004, Hallmark assumes and retains the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA and underwritten by OACM. Phoenix underwrites its own policies and does not cede any portion of the business to reinsurers.

   Under Hallmark's prior insurance arrangements, the Company earned ceding commissions based on Dorinco's loss ratio experience on the portion of policies reinsured by Dorinco. The Company received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. As of December 31, 2004 and 2003, the accrued ceding commission payable to Dorinco was $1.0 million and $1.2 million, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

   The following table presents gross and net premiums written and earned and reinsurance recoveries for each of the last three years:


     (in thousands)               2004            2003            2002
                                --------        --------        --------
   Gross premiums written      $  33,389       $  43,338       $  51,643
   Ceded premiums written           (322)         (6,769)        (29,611)
                                --------        --------        --------
     Net premiums written      $  33,067       $  36,569       $  22,032
                                ========        ========        ========

   Gross premiums earned       $  33,058       $  57,447       $  52,486
   Ceded premiums earned            (613)        (15,472)        (32,273)
                                --------        --------        --------
     Net premiums earned       $  32,445       $  41,975       $  20,213
                                ========        ========        ========

   Reinsurance recoveries      $     163       $  11,071       $  21,161
                                ========        ========        ========

 Marketing

   The Company's customers  for non-standard  automobile insurance  typically fall into two groups. The first are drivers who do not meet the underwriting qualifications for standard auto insurance due to driving record, claims history, residency status, type of vehicle, or adverse credit history. The second group is drivers who live in areas in which there is limited availability of standard rate insurance.

   AHGA acts as a managing general agency for OACM to manage 519 independent agents in Texas writing non-standard automobile policies. Phoenix's policies are generated through 150 independent agents in New Mexico and Arizona. Field marketing representatives promote the Company's non-standard automobile insurance programs to prospective independent agents and service existing independent agents. The independent agents represent other insurers and sell other insurance products in addition to the Company's policies. During fiscal 2004, the top 10 independent agency groups produced 21%, and no individual agency group produced more than 4%, of the total premium volume of the Personal Lines Group.

   HGA markets commercial insurance policies through a force of approximately 150 independent agencies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon, and Washington. HGA targets customers that are in low hazard classifications in the standard commercial market (typically referred to as "main street" accounts). The typical customer is a small to medium sized business and will have a policy that covers property, general liability and auto exposures. HGA has historically maintained excellent relationships with its producing agents. During fiscal 2004, the top 10 independent agency groups produced 32%, and no individual agency group produced more than 7%, of the total premium volume of the Commercial Lines Group.

 Competition

   The property and casualty insurance market, the Company's primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best Company, Inc., there were 3,107 property and casualty insurance companies and 1,980 property and casualty insurance groups operating in North America as of July 22, 2004. Although the Company's Personal Lines Group competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace, the Company's competition is most directly associated with numerous regional companies and managing general agencies. The Company's Commercial Lines Group competes with a variety of large national standard commercial lines carriers such as Hartford, Zurich, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. The Company's competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than the Company.

   Generally, the Company competes based upon price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. The Company competes with companies using independent agents, captive agent networks, direct marketing channels, or a combination thereof.

   The competitive environment in the personal non-standard automobile market has historically been driven primarily by reinsurance capacity and terms, but the current environment is increasingly impacted by newly capitalized or recapitalized carriers or holding company groups, such as Direct General Corporation, Bristol West Holdings, Infinity Property and Casualty, and Affirmative Insurance Holdings. The current reinsurance market remains disciplined and terms offered provide a barrier to entry for new programs and/or limitations on an existing program manager's authority to reduce premium rates without justification. Although the reinsurance market remains a significant factor, the current competitive pressures are perceived by management to be driven in large part by the newly capitalized entities requiring premium growth either organically or through acquisitions to meet expected revenue targets and return on equity. This pressure has resulted in a general bias towards neutral overall rate adjustments with targeted rate decreases.

   The Commercial Lines Group experienced some increased rate pressure in 2004. However, because the Company focuses the distribution of its commercial products to the smaller non-urban markets that are less price sensitive, the Company was able to obtain an overall rate increase of approximately 5% in 2004. Management believes this rate pressure will continue through 2005 and is not projecting rate increases for its commercial products for years beyond 2005.

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

   The National Association of Insurance Commissioners ("NAIC") requires property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. Hallmark's 2004, 2003 and 2002 adjusted capital under the RBC calculation exceeded the minimum requirement by 412%, 186% and 143%, respectively. Phoenix's 2004 and 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 254% and 117%, respectively.

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

   Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 2004, 2003 and 2002 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in the Company's balance sheet at December 31, 2004, 2003 and 2002 (in thousands):

                                                 2004       2003       2002
                                               --------   --------   --------
    Reserve for unpaid losses and LAE, net
      of reinsurance recoverables, January 1  $  21,197  $   8,411  $   7,919

    Acquisition of Phoenix January 1, 2003            -     10,338          -

    Provision for losses and LAE for claims
      occurring in the current period            20,331     29,724     15,125

    Increase (decrease) in reserve for
      unpaid losses and LAE for claims
      occurring in prior periods                 (1,194)       464        177

    Payments for losses and LAE, net
      of reinsurance:

      Current period                            (10,417)   (21,895)    (9,119)
      Prior periods                             (12,217)    (5,845)    (5,691)
                                               --------   --------   --------
    Reserve for unpaid losses and LAE
      at December 31, net of reinsurance
      recoverable                             $  17,700  $  21,197  $   8,411

    Reinsurance recoverable on unpaid
      losses and LAE at December 31               1,948      7,259      9,256
                                               --------   --------   --------
    Reserve for unpaid losses and LAE
      at December 31, gross of reinsurance    $  19,648  $  28,456  $  17,667
                                               ========   ========   ========

   The $1.2 million favorable development in prior accident years recognized in 2004 represents normal changes in actuarial estimates which had a $0.8 million favorable impact on reinsurance recoverable. The 2003 provision for losses and LAE for claims occurring in the current period includes a $2.1 million settlement of a bad faith claim, net of reinsurance, and adverse development primarily related to newly acquired business.

   SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed with TDI and AZDOI in accordance with SAP for years 2004 and 2003 are summarized below (in thousands):

                                                             December 31
                                                           2004        2003
                                                          ------      ------
  Reserve for unpaid losses and LAE on a SAP basis
    (net of reinsurance recoverables on unpaid losses)   $16,416     $21,132
  Loss reserve discount from the Phoenix acquisition         (80)       (155)
  Unamortized risk premium reserve discount from the
    Phoenix acquisition                                      114         220
  Estimated future unallocated LAE reserve for HCS *       1,250           -
                                                          ------      ------
  Reserve for unpaid losses and LAE on a GAAP basis
    (net of reinsurance recoverables on unpaid losses)   $17,700     $21,197
                                                          ======      ======
    * New agreement for 2004

 Analysis of Loss and LAE Reserve Development

   The following table shows the development of the Company's loss reserves, net of reinsurance, for 1994 through 2004. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to Hallmark. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

   Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.


              [This space left blank intentionally.]

                            ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                    (Thousands of dollars)


 Year Ended December 31    1994     1995     1996     1997     1998     1999    2000      2001     2002     2003     2004
 ----------------------    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     -----
 A. Reserve for          $4,297   $5,923   $5,096   $4,668   $4,580   $5,409   $7,451   $7,919   $8,411  $21,197   $17,700
 Unpaid Losses & LAE,
 Net of Reinsurance
 Recoverables

 B. Net Reserve Re-
 estimated as of :
 One year later           5,175    5,910    6,227    4,985    4,594    5,506    7,974    8,096    8,875   20,003
 Two years later          5,076    6,086    6,162    4,954    4,464    5,277    7,863    8,620    8,881
 Three years later        5,029    6,050    6,117    4,884    4,225    5,216    7,773    8,856
 Four years later         5,034    6,024    6,070    4,757    4,179    5,095    7,901
 Five years later         5,031    6,099    5,954    4,732    4,111    5,028
 Six years later          5,038    6,044    5,928    4,687    4,101
 Seven years later        5,030    6,038    5,900    4,695
 Eight years later        5,030    6,029    5,902
 Nine years later         5,030    6,035
 Ten years later          5,030

 C. Net Cumulative         (733)    (112)    (806)     (27)     479      381     (450)    (937)    (470)   1,194
 Redundancy
 (Deficiency)

 D. Cumulative
 Amount of Claims
 Paid, Net of Reserve
 Recoveries, through:
 One year later           3,313    3,783    4,326    3,326    2,791    3,229    5,377    5,691    5,845   12,217
 Two years later          4,442    5,447    5,528    4,287    3,476    4,436    7,070    7,905    7,663
 Three years later        4,861    5,856    5,860    4,387    3,911    4,909    7,584    8,603
 Four years later         4,975    5,933    5,699    4,571    4,002    5,014    7,810
 Five years later         5,005    6,018    5,818    4,618    4,051    4,966
 Six years later          5,030    6,018    5,853    4,643    4,061
 Seven years later        5,030    6,029    5,860    4,664
 Eight years later        5,030    6,029    5,871
 Nine years later         5,030    6,035
 Ten years later          5,030
                                                                         -----------------------------------
                                             2003              2004             Estimated Future Payout
                                             ----              ----      -----------------------------------
                                                                          <1 Yr   1-3 Yrs   3-5 Yrs   Total
                                                                         -----------------------------------
 Net Reserve - December 31               $ 21,197           $17,700      $11,482   $6,094     $124   $17,700
                                                                         -----------------------------------
 Reinsurance Recoverables                   7,259             1,948
                                           ------            ------
 Gross Reserve - December 31             $ 28,456           $19,648
                                          =======            ======

 Net Re-estimated Reserve                  20,003
 Re-estimated Reinsurance Recoverable       8,037
                                           ------
 Gross Re-estimated Reserve              $ 28,040
                                          =======

 Gross Cumulative Redundancy             $    416
                                          =======


 Investment Policy

   The Company's investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. The investment portfolio is composed of fixed income and equity securities. The fixed income securities are made up of 74.1% state and local securities, 17.2% corporate securities, 8.6% U.S. Government or U.S. Government agency securities and 0.1% mortgage-backed securities. The average maturity of the Company's fixed income portfolio as of December 31, 2004 is 5.9 years. The fair value of the Company's fixed income securities as of December 31, 2004 was $30.8 million, of which $2.6 million is classified as restricted investments. If market rates were to change 1%, the fair value of the company's fixed income securities would change approximately $1.5 million as of December 31, 2004.

   In addition, as part of the Company's overall investment strategy, the Company maintains an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash. During 2004, the Company's investment income totaled approximately $1.4 million compared to approximately $1.2 million for 2003.

 Employees

   On December 31, 2004, the Company employed 179 people on a full-time basis as compared to 186 people at December 31, 2003. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be excellent.


 Item 2. Properties.

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


 Item 4.  Submission of Matters to a Vote of Security Holders.

   During the fourth quarter of 2004, the Company did not submit any matter to a vote of its security holders.


                              PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

 Market for Common Stock

   The Company's common stock has traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC" since January 6, 1994. The following table shows the high and low sales prices of the Company's common stock on the AMEX Emerging Company Marketplace for each quarter since January 1, 2003.


      Period                         High Sale      Low Sale

      2003
      ----
      First Quarter                  $ 0.75         $ 0.50
      Second Quarter                   0.95           0.65
      Third Quarter                    1.15           0.31
      Fourth Quarter                   0.80           0.50

      2004
      ----
      First Quarter                  $ 0.79         $ 0.45
      Second Quarter                   0.90           0.60
      Third Quarter                    1.20           0.75
      Fourth Quarter                   1.40           0.75

      2005
      ----
      First Quarter (through         $ 1.60         $ 1.11
        March 18, 2005)


   As of February 28, 2005 there were approximately 156 shareholders of record of the Company's common stock.

 Dividends

   The Company has never paid dividends on its Common Stock. The Board of Directors intends to continue this policy for the foreseeable future in order to retain earnings for development of the Company's business.

 Equity Compensation Plan Information

   The following table provides information as of December 31, 2004, concerning common stock of the Company that may subsequently be issued upon the exercise of incentive stock options and nonqualified stock options granted to directors, officers and key employees of the Company:

                                                                  Number of
                                                                  securities
                               Number of                          remaining
                              securities                          available
                             to be issued       Weighted-         for future
                                 upon            average           issuance
                              exercise of        exercise        under equity
                              outstanding        price of        compensation
                               Options,        outstanding     plans [excluding
                               warrants          options,         securities
                                 and           warrants and      reflected in
 Plan Category                  Rights            rights         column (a)]
 --------------------------   -----------------------------------------------
                                  (a)              (b)               (c)
                              -----------------------------------------------
 Equity compensation plans
   approved by security
   holders                     1,208,500           $0.65            - 0 -

 Equity compensation plans
   not approved by security
   holders1                      150,000           $0.38            - 0 -
                              -----------------------------------------------
 Total                         1,358,500           $0.62            - 0 -
                              ===============================================

 1) Represents nonqualified options granted to independent directors in lieu of fees for board service in 1999.


 Item 6.  Selected Financial Data.

 (In thousands, except per share amounts)

                                        2004     2003 1,2   2002 1,3     2001       2000
                                      --------   --------   --------   --------   --------
 Gross premiums written              $  33,389  $  43,338  $  51,643  $  49,614  $  50,469
 Ceded premiums written                   (322)    (6,769)   (29,611)   (33,822)   (31,396)
                                      ----------------------------------------------------
 Net premiums written                   33,067     36,569     22,032     15,792     19,073
 Change in unearned premiums              (622)     5,406     (1,819)       584     (1,678)
                                      ----------------------------------------------------
 Net premiums earned                    32,445     41,975     20,213     16,376     17,395

 Investment income, net of expenses      1,386      1,198        773      1,043      1,264
 Realized losses                           (27)       (88)        (5)         -          -
 Finance charges                         2,183      3,544      2,503      3,095      2,926
 Commission and fees                    21,100     17,544      1,108          -          -
 Processing and service fees             6,003      4,900        921      1,120      1,952
 Other income                               31        486        284        368        348
                                      ----------------------------------------------------
   Total revenues                       63,121     69,559     25,797     22,002     23,885

 Loss and loss adjustment expenses      19,137     30,188     15,302     15,878     14,558
 Other operating costs and expenses     35,290     37,386      9,474      6,620      7,858
 Interest expense                           64      1,271        983      1,021      1,138
 Amortization of intangible assets          28         28          2        157        157
 Litigation costs                            -          -          -          -        435
                                      ----------------------------------------------------
   Total expenses                       54,519     68,873     25,761     23,676     24,146

 Income (loss) before income tax,
 cumulative effect of change in
 accounting principle and
 extraordinary gain                      8,602        686         36     (1,674)      (261)

 Income tax expense (benefit)            2,753         25         13       (544)       (28)
                                      ----------------------------------------------------
 Income (loss) before cumulative
 effect of change in accounting
 principle and extraordinary gain        5,849        661         23     (1,130)      (233)

 Cumulative effect of change in
 accounting principle, net of tax            -          -     (1,694)         -          -
 Extraordinary gain                          -      8,084          -          -          -
                                      ----------------------------------------------------
   Net income (loss)                 $   5,849  $   8,745  $  (1,671) $  (1,130) $    (233)
                                      =====================================================

 Basic earnings (loss) per share:
 --------------------------------
 Income before cumulative effect
 of change in accounting principle
 and extraordinary gain                  $0.16      $0.03      $0.00     ($0.10)    ($0.02)
 Cumulative effect of change
 in accounting principle                  0.00       0.00      (0.15)      0.00       0.00
 Extraordinary gain                       0.00       0.44       0.00       0.00       0.00
                                      ----------------------------------------------------
   Net income (loss)                     $0.16      $0.47     ($0.15)    ($0.10)    ($0.02)
                                      =====================================================

 Diluted earnings (loss) per share:
 ---------------------------------
 Income before cumulative effect
 of change in accounting principle
 and extraordinary gain                  $0.16      $0.03      $0.00     ($0.10)    ($0.02)
 Cumulative effect of change
 in accounting principle                  0.00       0.00      (0.15)      0.00       0.00
 Extraordinary gain                       0.00       0.43       0.00       0.00       0.00
                                      ----------------------------------------------------
    Net income (loss)                    $0.16      $0.46     ($0.15)    ($0.10)    ($0.02)
                                      =====================================================

                                        2004     2003 1,2   2002 1,3     2001       2000
                                      --------   --------   --------   --------   --------
 Balance Sheet Items:
 --------------------
 Total investments                   $  32,121  $  29,855  $  16,728  $  16,223  $  13,577
 Total assets                        $  82,511  $  83,853  $  83,761  $  73,605  $  75,553
 Unpaid loss and loss
 adjustment expenses                 $  19,648  $  28,456  $  17,667  $  20,089  $  22,298
 Unearned premiums                   $   6,192  $   5,862  $  15,957  $  16,793  $  16,711
 Total liabilities                   $  49,855  $  56,456  $  75,226  $  63,237  $  64,065
 Total stockholders' equity          $  32,656  $  27,397  $   8,535  $  10,368  $  11,488

 Book value per share                    $0.90      $0.75      $0.77      $0.94      $1.04
                                      =====================================================

 Notes:
 1) The acquisitions of the Commercial Lines Group and Phoenix were financed through an $8.6 million loan from a related party that was repaid from $10 million of proceeds from the Company's rights offering in 2003.

 2) In January 2003, the Company acquired Phoenix in satisfaction of $7.0 million of a $14.85 million balance on a note receivable due from Millers American Group, Inc. This resulted in the Company recognizing a $8.1 million extraordinary gain in 2003.

 3)   In  2002,  the  Company  adopted   Statement  of  Financial  Accounting
      Standards ("SFAS"),  No. 142  "Goodwill  and  Other  Intangible Assets"
      which  prohibits amortization of goodwill  and  requires annual testing of  goodwill  for  impairment.  In the year  of  adoption,  the Company recognized  a  charge  to  earnings  of  $1.7  million  to  reflect  an impairment  loss  that was  reported  as a  cumulative effect of change in  accounting  principle.  In December 2002,  the Company acquired the
      Commercial Lines Group from Millers American Group, Inc.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion of the Company's financial condition and the results of its operations should be read in conjunction with the consolidated financial statements and related notes included in this report.

 Management Overview

   The Company's business involves marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington; affiliate and third party claims administration; and other insurance related services. The Company pursues its business activities through subsidiaries organized into a Personal Lines Group, which handles non-standard personal automobile insurance, and a Commercial Lines Group, which handles commercial insurance.

   For the year ended December 31, 2004, the Company reported income before extraordinary gain of $5.8 million, representing a 785% increase over the $0.7 million reported for the prior year. The Company reported net income of $5.8 million for the year ended December 31, 2004, compared with net income of $8.7 million for 2003, which included an $8.1 million extraordinary gain related to the acquisition of a new Personal Lines Group subsidiary.

   On a diluted per share basis, net income was $0.16 for the year ended December 31, 2004, compared with net income of $0.47 per diluted share in 2003. The decrease in net income per diluted share was primarily attributable to the combined impact of the $8.1 million extraordinary gain in 2003 and an increase in the weighted average shares outstanding to 36.7 million diluted shares during 2004, compared to 18.8 million diluted shares during 2003, primarily as a result of a successful shareholder rights offering completed in the third quarter of 2003.

   The increased operating earnings in 2004 reflect benefits achieved from the integration of recent acquisitions, ongoing initiatives to improve underwriting performance and sustained favorable market conditions. Both the Personal Lines Group and the Commercial Lines Group contributed to the enhanced operating results for 2004. The improvement in the Personal Lines Group operating earnings in 2004 was primarily driven by better underwriting results. The improvement in the Commercial Lines Group operating earnings in 2004 was driven largely by increased commission revenue attributable to the combination of increased premiums written and favorable underwriting performance.

 Critical Accounting Estimates and Judgments

   The Company's significant accounting policies requiring management estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For additional discussion of the Company's accounting policies, see Note 1 to the consolidated financial statements included in this report.

   Investments. The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. Unless other factors cause us to reach a contrary conclusion, investments with a fair market value less than cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

   Risks and uncertainties are inherent in the Company's other-than-temporary decline in value assessment methodology. Risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

   Deferred Policy Acquisition Costs. Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured.

   The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. The Company routinely evaluates the realizability of deferred policy acquisition costs. At December 31, 2004 and 2003, there was no premium deficiency related to deferred policy acquisition costs.

   Goodwill. The Company's consolidated balance sheet as of December 31, 2004 includes goodwill of acquired businesses of approximately $4.8 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under SFAS 142, "Goodwill and Other Intangible Assets", which the Company adopted as of January 1, 2002, goodwill is tested for impairment annually. The Company completed its annual test for impairment during the fourth quarter of 2004 and determined that there was no indication of impairment.

   A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of the Company's reporting units. As required by SFAS 142, the Company compares the estimated fair value of each reporting unit with its carrying amount, including goodwill. Under Statement No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. Methods for estimating reporting unit values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

   Deferred Tax Assets. The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This valuation allowance was $884,000 at December 31, 2004 and 2003. This valuation allowance was necessary due to the limitation imposed by Section 382 of the Internal Revenue Code on utilizing the net operating loss acquired as part of the Phoenix acquisition.

   Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and LAE are established by the Company for claims which have already been incurred by the policyholder but which have not been paid by the Company. Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2004 and 2003. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. See, "Item 1. Business - Analysis of Hallmark's Losses and LAE" and "-Analysis of Loss and LAE Reserve."

   Although considerable variability is inherent in such estimates, management believes that the reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2004 unpaid losses and LAE would produce a $196 thousand change to pre-tax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

   The range of unpaid losses and LAE estimated by the Company's actuaries as of December 31, 2004 was $13.0 million to $22.3 million. Management's best estimate of unpaid losses and LAE as of December 31, 2004 is $19.6 million. In setting this estimate of unpaid losses and LAE, management has assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. In the absence of any specific factors indicating actual experience at either extreme of the actuarial range, management has established a best estimate of unpaid losses and LAE, which is approximately $1.9 million higher than the midpoint of the actuarial range. The actuarial range is determined independently of management's best estimate and is only used to check the reasonableness of that estimate. It would be expected that management's best estimate would move within the actuarial range from year to year due to changes in the Company's operations and changes within the marketplace.

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

   Ceding Commissions of the Personal Lines Group. Under Hallmark's reinsurance arrangements prior to October 1, 2004, the Company earned ceding commissions based on Dorinco's loss ratio (ultimate losses and loss expenses incurred to earned premium) experience on the portion of policies reinsured by Dorinco. The Company received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The ceding commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. The following table details the ceding commission sensitivity to the actual ultimate loss ratio for each effective quota share treaty with Dorinco at 0.5% above and below the provisional loss ratio.

                                                 Treaty Effective Dates
                              ------------------------------------------------------------
                               4/1/01-   7/1/01-   10/1/01-   10/1/02-   4/1/03-  10/1/03-
                               6/30/01   9/30/01    9/30/02    3/31/03   9/30/03   9/30/04
                              ------------------------------------------------------------
 Provisional loss ratio         65.0%     65.0%      65.5%      65.5%     61.0%     62.5%
 Ultimate loss ratio          ------------------------------------------------------------
   booked at 12/31/04           77.0%     78.3%      67.5%      61.0%     65.5%     65.5%
                              ------------------------------------------------------------

 Effect of actual 0.5%        ------------------------------------------------------------
   above provisional         ($45,359) ($37,073) ($157,346)  ($76,516) ($40,717) ($69,411)
 Effect of actual 0.5%        ------------------------------------------------------------
   below provisional          $45,359   $37,073   $157,346    $76,516   $40,717   $69,411
                              ------------------------------------------------------------

   Recognition of Profit Sharing Commission Revenues of the Commercial Lines Group. Profit sharing commission of the Commercial Lines Group is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual thresholds. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty at 0.5% above and below the provisional loss ratio.

                                          Treaty Effective Dates
                              ----------------------------------------------
                                7/1/01 -    7/1/02 -    7/1/03 -    7/1/04 -
                                6/30/02     6/30/03     6/30/04     6/30/05
                              ----------------------------------------------
   Provisional loss ratio        60.0%       59.0%       59.0%       64.2%
   Ultimate loss ratio booked ----------------------------------------------
     to at 12/31/04              57.5%       58.5%       59.0%       62.2%
                              ----------------------------------------------

   Effect of actual 0.5%      ----------------------------------------------
     above provisional         ($199,402)  ($305,122)  ($298,457)  ($44,755)
   Effect of actual 0.5%      ----------------------------------------------
     below provisional          $139,581    $201,381    $196,982    $44,755
                              ----------------------------------------------

 Liquidity and Capital Resources

   The Company's sources of funds are principally derived from insurance related operations. The major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), ceding commissions, and processing and service fees. Other sources of funds are from financing and investment activities.

   On a consolidated basis, the Company's cash and investments increased approximately 11.5% as of December 31, 2004 as compared to December 31, 2003. This was primarily a result of improved underwriting results and increased commercial premium volume in 2004. The Company's consolidated cash, cash equivalents and investments at December 31, 2004 and 2003 were $45.0 million and $40.4 million, respectively. These amounts exclude restricted cash and investments of $6.5 million and $5.4 million, respectively, which primarily secures the credit exposure of OACM and State & County on their quota share reinsurance treaties with Hallmark.

   The Company's operating activities provided $7.3 million in net cash during 2004 as compared to $0.7 million in 2003. The Company collected $3.5 million more in ceding commissions in 2004 as a result of increased commission premium volume, paid $2.0 million less in loss and LAE, net of reinsurance, as a result of improved underwriting performance, and paid $1.4 million less in interest as a result of repaying a related party promissory note in 2003. These cash flow improvements were partially offset by a $0.4 million reduction in other income collected due to the sale of the Company's retail agencies in the first quarter of 2003.

   Cash used in investing activities during 2004 was $4.0 million compared to cash provided by investing activities of $11.7 million in 2003. Premium finance notes repaid over notes originated decreased by $11.5 million in 2004 over 2003 due to the discontinuation of the premium finance program in 2003. During 2003, the Company received $6.9 million in cash from the acquisition of Phoenix. During 2004, the Company purchased $0.2 million more in investment securities than it redeemed whereas in 2003 the Company purchased $2.0 million more in investment securities that it redeemed. The Company also transferred $0.8 million less from cash and investments to restricted trust accounts in 2004 than in 2003. These restricted trust accounts are established to secure the credit exposure of OACM and State & County from their quota share reinsurance treaties with Hallmark.

   Cash used in financing activities decreased by $9.4 million during 2004 as compared to 2003 primarily due to the discontinuation of the Company's premium finance program in 2003. The Company had net repayments to the premium finance lender of $10.9 million in 2003 which paid off all outstanding advances. Also contributing to the decrease in cash used in financing activities in 2004 was the repayment of an $8.6 million promissory note to a related party in 2003 from $10.0 million in proceeds from a rights offering the Company completed in the third quarter of 2003.

   HFS is dependent on dividend payments and management fees from its insurance company operations and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of December 31, 2004, cash and invested assets of HFS were $0.6 million. Cash and invested assets of non-insurance subsidiaries were $8.1 million as of December 31, 2004. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2004, Hallmark's ordinary dividend capacity was $2.2 million. During 2004, Hallmark paid $0.2 million in dividends to HFS that were declared in 2003. Based on surplus at December 31, 2004, Hallmark could pay up to $1.5 million in dividends to HFS during 2005 without TDI approval. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder surplus or prior year's net investment income, without prior written approval from the AZDOI. During 2004, Phoenix's ordinary dividend capacity was $0.6 million. In order to strengthen policyholder surplus, Phoenix did not declare any dividends in 2004. The maximum dividend that Phoenix can pay HFS in 2005 without prior approval of the AZDOI is $0.8 million.

   TDI regulates financial transactions between Hallmark, HFS and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. Although TDI has approved Hallmark's payment of management fees to HFS and commissions to AHGA, since the second half of 2000 management has elected not to pay all the approved commissions or management fees. AHGA paid management fees of $0.6 million to HFS during 2004 and 2003.

   The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Phoenix paid $1.2 million in management fees to AHGA during 2004 and paid no management fees in 2003.

   Statutory capital and surplus is calculated as statutory assets less statutory liabilities. TDI requires that Hallmark maintain minimum statutory capital and surplus of $2.0 million and AZDOI requires that Phoenix maintain minimum statutory capital and surplus of $1.5 million. As of December 31, 2004, Hallmark and Phoenix exceeded the minimum required statutory capital and surplus by 477% and 836%, respectively. At December 31, 2004, Hallmark reported statutory capital and surplus of $11.5 million, which reflects an increase of $1.5 million from the $10.0 million reported at December 31, 2003. At December 31, 2004, Phoenix reported statutory capital and surplus of $14.0 million, which is $3.9 million more than the $10.1 million reported at December 31, 2003. Hallmark reported statutory net income of $1.5 million during 2004 compared to $2.2 million in 2003. Phoenix reported statutory net income of $3.4 million during 2004 compared to a statutory net loss of $0.3 million in 2003. At December 31, 2004, Hallmark's premium-to-surplus percentage was 122% as compared to 150% for the year ended December 31, 2003. Phoenix's premium-to-surplus percentage was 135% for the year ended December 31, 2004 as compared to 215% for the year ended December 31, 2003.

   Information  regarding  the   Company's  contractual   obligations   under
 operating leases as  of December 31,  2004 is incorporated  by reference  to
 Note 13 of the consolidated financial statements included in this report.

   Based on 2005 budgeted and year-to-date cash flow information, the Company believes that it has sufficient liquidity to meet its projected insurance obligations, operational expenses and capital expenditure requirements for the foreseeable future. However, management is pursuing opportunities for future growth, and additional capital may be required to fund further expansion of the Company.

 Results of Operations

 Fiscal 2004 versus Fiscal 2003

   Total revenues for 2004 decreased $6.4 million, or 9.3%, as compared to 2003, primarily as a result of a $10.1 million decline in total revenues from the Personal Lines Group partially offset by a $3.7 million increase in total revenues from the Commercial Lines Group. However, income before tax and extraordinary gain for 2004 increased $7.9 million as compared to 2003. The improvement in operating earnings in 2004 reflects better underwriting results for the Personal Lines Group, additional commission revenue in the Commercial Lines Group and an overall reduction in interest expense as a result of the repayment of a related party note in September 2003.

   The following is additional business segment information for the twelve months ended December 31, 2004 and 2003 (in thousands):

                                           2004                2003
      Revenues                           --------            --------
      --------
      Personal Lines Group              $  39,555           $  49,665
      Commercial Lines Group               23,563              19,891
      Corporate                                 3                   3
                                         --------            --------
        Consolidated                    $  63,121           $  69,559
                                         ========            ========

      Pre-tax Income
      --------------
      Personal Lines Group              $   8,109           $   1,950
      Commercial Lines Group                3,028               1,311
      Corporate                            (2,535)             (2,575)
                                         --------            --------
        Consolidated                    $   8,602           $     686
                                         ========            ========


 Personal Lines Group

   Net premiums written decreased $3.5 million, or 9.6% during 2004 to $33.1 million compared to $36.6 million in 2003. The decrease in net premiums written was primarily attributable to the cancellation of unprofitable agents and programs, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies, a reduction in policy counts caused by targeted rate adjustments and increased competition from newly capitalized entities entering the marketplace. Net premiums earned decreased $9.6 million, or 22.7%, to $32.4 million in 2004 compared to $42.0 million in 2003. Primarily as a result of the decline in net premiums earned, total revenue for the Personal Lines Group decreased $10.1 million, or 20.4%, to $39.6 million in 2004 compared to $49.7 million in 2003.

   Although revenue for the Personal Lines Group declined, its pre-tax income increased $6.2 million, or 315.8%, to $8.1 million in 2004 as compared to $2.0 million in 2003. The increase in pre-tax income was primarily due to improved underwriting results, as evidenced by a loss and LAE ratio of 59.3% for 2004 as compared to 72.5% for 2003. Also contributing to the improved pre-tax results were reduced salary and related expenses of $1.0 million due to the successful integration of the Phoenix operations in late 2003 and the overall reduction in premium volume and increased net investment income of $0.2 million. These improvements were partially offset by the discontinuation of the premium finance program which caused finance charge revenue to decrease by $1.5 million which was partially offset by reduced interest expense of $0.4 million.

 Commercial Lines Group

   Total revenue for the Commercial Lines Group of $23.6 million for 2004 was $3.7 million, or 18.5%, more than the $19.9 million reported for 2003. The improvement was primarily due to a $2.9 million increase in commission revenue and a $0.7 million increase in claim servicing revenue. Commercial premium volume growth was the primary cause of the increased commission and claim fee revenue for 2004. Earned premium generated by the Commercial Lines Group for 2004 was $72.5 million compared to $62.9 million for 2003. The Company does not bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in the Company's reported results.

   Pre-tax income for the Commercial Lines Group of $3.0 million in 2004 increased $1.7 million, or 131.0%, over the $1.3 million reported in 2003. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional compensation and production related costs of $2.1 million attributable to the increased premium volume.

 Corporate

   Corporate pre-tax loss was $2.5 million for 2004 as compared to $2.6 million for 2003. The Company saved $0.8 million in interest expense in 2004 due to the repayment of a related party note in September 2003. This was partially offset by a $0.7 million increase in salary and related expenses in 2004.

 Fiscal 2003 versus Fiscal 2002

   Income before tax, cumulative effect of change in accounting principle and extraordinary gain was $0.7 million for 2003, compared to $36,000 in 2002. The improvement in operating earnings in 2003 reflected better underwriting results for Hallmark and the acquisition of the Commercial Lines Group in December 2002, partially offset by the acquisition of Phoenix. Net income for 2003 included $8.1 million of extraordinary gain resulting from the acquisition of Phoenix. In consideration for Phoenix, the Company cancelled $7.0 million of a $14.85 million note receivable from Millers American Group, Inc. ("Millers"). The Company had valued the note receivable on its balance sheet at its cost of $6.5 million. As of December 31, 2003, the Company fully reserved for the remaining balance of the note receivable. The gain was calculated as the difference between the fair value of the net assets of Phoenix of $14.6 million and the $6.5 million cost of the note receivable from Millers.

   The following is additional business segment information for the twelve months ended December 31, 2003 and 2002 (in thousands):

                                           2003                2002
      Revenues                           --------            --------
      --------
      Personal Lines Group              $  49,665           $  23,999
      Commercial Lines Group               19,891               1,561
      Corporate                                 3                 237
                                         --------            --------
        Consolidated                    $  69,559           $  25,797
                                         ========            ========
      Pre-tax Income
      --------------
      Personal Lines Group              $   1,950           $   1,595
      Commercial Lines Group                1,311                   3
      Corporate                            (2,575)             (1,562)
                                         --------            --------
        Consolidated                    $     686           $      36
                                         ========            ========

 Personal Lines Group

   Gross premiums written (prior to reinsurance) for 2003 decreased 16.1% and net premiums written (after reinsurance) increased 66.0% in relation to 2002. The decrease in gross premiums written is primarily due to the change in the reinsurance structure with Dorinco and the county mutual fronting companies (State & County and OACM). Effective April 1, 2003, the Company assumed a 45% share of the non-standard auto business produced by AHGA and underwritten by either State & County or OACM instead of the 100% share it assumed prior to that date. Also, effective April 1, 2003, Dorinco assumed its 55% share of this business directly, where prior to this date the Company retroceded 55% of the business to Dorinco. The decrease in gross premiums written was also impacted by Hallmark's cancellation of unprofitable agents, shift in marketing focus from annual term premium financed policies to six month term direct bill policies and increases in policy rates. These decreases were partially offset by the acquisition of Phoenix in 2003, which contributed $22.4 million in gross premiums written. The increase in net premiums written is due primarily to the acquisition of Phoenix in 2003, which contributed $21.6 million in net premiums written.

   Revenue for the Personal Lines Group increased 106.9% in 2003 to $49.7 million from $24.0 million in 2002. The increase is due mostly to the acquisition of Phoenix, which contributed $24.3 million in revenue in 2003 and AHGA commission revenue of $2.5 million from Dorinco on policies effective after March 31, 2003 due to the revised reinsurance structure.

   Pre-tax income for the Personal Lines Group increased $0.4 million in 2003 to $2.0 million as compared to $1.6 million in 2002. Improved pricing in 2003 and Hallmark's termination of unprofitable agents in the first quarter of 2003 helped improve underwriting results (excluding Phoenix) as evidenced by a loss ratio of 66.3% in 2003 as compared to 75.9% in 2002. Partially offsetting this improvement was increased salary and related expenses (excluding Phoenix) of $0.3 million, the discontinuation of the premium finance program which reduced finance charge revenue by $0.5 million, partially offset by reduced interest expense of $0.3 million, and the acquisition of Phoenix in 2003 which reported a $0.4 million pre-tax loss. The results for Phoenix included a loss accrual of $2.1 million, net of applicable reinsurance, for the settlement of a bad faith claim.

 Commercial Lines Group

   Revenue for the Commercial Lines Group of $19.9 million in 2003 was mostly comprised of $15.0 million of commissions earned on policies serviced by HGA for CNIC. Revenue also included $4.6 million of processing and service fees earned by ECM for claims processing for CNIC and by FAR for accounting administration for an unaffiliated third party, the contract for which ended in April 2003. The Commercial Lines Group reported revenue of $1.6 million for the one month ended December 31, 2002, which was mostly comprised of $1.1 million of commissions and $0.4 million of processing and service fees. These were new sources of revenue for the Company as a result of the acquisition of the Commercial Lines Group in December 2002.

   Pre-tax income for the Commercial Lines Group of $1.3 million in 2003 was comprised of $19.9 million in revenue as discussed above and $18.6 million in other operating costs and expenses. These costs primarily represented expenses associated with the production and servicing of insurance policies for CNIC, the largest component of which was independent retail agent commissions.

 Corporate

   Corporate pre-tax loss of $2.6 million in 2003 increased $1.0 million as compared to $1.6 million for 2002. Other operating costs and expenses increased $0.5 million mostly as a result of legal and consulting fees associated with acquisitions and other corporate matters. Additionally, the shift in management structure from 2002 to 2003 increased salary related expenses and other overhead during 2003. Interest expense was increased by $0.6 million in 2003 due to interest on a related party note payable. Proceeds from this note were used to acquire the Commercial Lines Group and Phoenix. The Company repaid this note in September 2003 from the proceeds of a rights offering of its stock in the third quarter of 2003. Investment income decreased by $0.2 million due to a note receivable secured by the stock of Phoenix acquired from a financial institution in the fourth quarter of 2002 being satisfied by the acquisition of Phoenix in 2003. Partially offsetting these increased expenses was $0.3 million of amortization of a $0.5 million risk premium reserve established in 2003 for Phoenix unpaid loss and LAE. The remainder of this reserve will be amortized into income over the next five years.

 Effects of Inflation

   Management does not believe that inflation has a material effect on the Company's results of operations, except for the effect that inflation may have on interest rates and claim costs. The effects of inflation are considered in pricing and estimating reserves for unpaid losses and LAE. The actual effects of inflation on results of operations are not known until claims are ultimately settled. In addition to general price inflation, the Company is exposed to the upward trend in the cost of judicial awards for damages. The Company attempts to mitigate the effects of inflation in the pricing of policies and establishing loss and LAE reserves.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Management believes that interest rate risk, credit risk and equity price risk are the types of market risk to which the Company is principally exposed.

 Interest Rate Risk

   The Company's investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. The fair value of the Company's fixed income securities as of December 31, 2004 was $30.8 million. The effective duration of the portfolio as of December 31, 2004 was 4.9 years. Should the market interest rates increase 1.0%, the Company's fixed income investment portfolio would be expected to decline in market value by 4.9%, or $1.5 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 4.9%, or $1.5 million, increase in the market value of the fixed income investment portfolio.

 Credit Risk

   An additional exposure to the Company's fixed income securities portfolio is credit risk. Management attempts to manage the credit risk by investing only in investment-grade securities and limiting the Company's exposure to a single issuer. As of December 31, 2004, the Company's fixed income investments were invested in the following: municipal securities - 74.1%; corporate securities - 17.2%; U.S. Treasury securities - 8.6%; and mortgage-backed securities - 0.1%. As of December 31, 2004, all of the Company's fixed income securities were rated investment grade by nationally recognized statistical rating organizations.

   The Company is also subject to credit risk with respect to reinsurers to whom it has ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, the Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, the Company has used financially strong reinsurers with an A.M. Best rating of "A-" or better. The Company discontinued ceding underwriting risk to reinsurers effective April 1, 2003.

 Equity Price Risk

   Investments in equity securities which are subject to equity price risk make up 10.4% of the Company's portfolio. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

   The fair value of the Company's equity securities as of December 31, 2004 was $3.6 million. The fair value of the Company's equity securities would increase or decrease by $1.1 million assuming a hypothetical 30.0% increase or decrease in market prices as of the balance sheet date. This would increase or decrease shareholders' equity by 3.3%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.


 Item 8.  Financial Statements and Supplementary Data.

 The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.


   Description                                                   Page Number
   -----------                                                   -----------
   Unaudited Selected Quarterly Information                          26

   Report of Independent Registered Public Accounting Firm           F-2

   Report of Independent Registered Public Accounting Firm           F-3

   Consolidated Balance Sheets at December 31, 2004 and 2003         F-4

   Consolidated Statements of Operations for the Years Ended         F-5
     December 31, 2004, 2003 and 2002

   Consolidated Statements of Stockholders' Equity and               F-6
     Comprehensive Income for the Years Ended
     December 31, 2004, 2003 and 2002

   Consolidated Statements of Cash Flows for the                     F-8
     Years Ended December 31, 2004, 2003 and 2002

   Notes to Consolidated Financial Statements                        F-9


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On October 10, 2003, the Company dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountants and retained KPMG LLP as its new independent accountants to audit its financial statements beginning the fiscal year ended December 31, 2003. The information required by Item 304 of Regulation S-K is incorporated by reference from the Company's Current Report on Form 8-K filed October 17, 2003.


 Item 9A.  Controls and Procedures.

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


                                   PART III

 Item 10.  Directors and Executive Officers of the Registrant.

   The information required by Part III, Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 11.  Executive Compensation.

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


 Item 13.  Certain Relationships and Related Transactions.

   The information required by Part III, Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 14.  Principal Accounting Fees and Services.

    The information required by Part III, Item 14 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


                                   PART IV

 Item 15. Exhibits and Financial Statement Schedules and Reports.

   (a)(1) Financial Statements

          The following consolidated financial statements, notes thereto and related information are included in Part II, Item 8 of this report:

          Report of Independent Registered Public Accounting Firm Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2004 and 2003 Consolidated Statements of Operations for the Years Ended
            December 31, 2004, 2003 and 2002
          Consolidated Statements of Shareholders' Equity and
            Comprehensive Income for the Years Ended
            December 31, 2004, 2003 and 2002
          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2004, 2003 and 2002
          Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedules

           Unaudited Selected Quarterly Information                Page 26
           Schedule II - Condensed Financial Information of
             Registrant - Hallmark Financial Services, Inc.
             (Parent Company Only)                                 Page 26
           Schedule III - Supplemental Insurance Information       Page 29
           Schedule IV - Reinsurance                               Page 30
           Schedule VI - Supplemental Information Concerning
             Property- Casualty Insurance Operations               Page 31

   (a)(3) The exhibits listed in the Exhibit Index appearing at page 34 of this report are filed with or incorporated by reference in this report.

      (b)  Reports on Form 8-K

           Form 8-K filed October 5, 2004. Item 1.01 Entry Into a Material Definitive Agreement. Report announced a new quota share reinsurance agreement between American Hallmark Insurance Company of Texas and Old American County Mutual Fire Insurance Company effective October 1, 2004.

           Form 8-K filed November 12, 2004. Item 2.02 Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits. Report contained a press release dated November 11, 2004 announcing Hallmark's earnings for the third quarter ending September 30, 2004.

           Form 8-K filed December 21, 2004. Item 1.01 Entry Into a Material Definitive Agreement. Report announced a new general agency agreement between Hallmark General Agency, Inc. and Clarendon National Insurance Company executed December 20, 2004 and retroactive to July 1, 2004.


 Unaudited Selected Quarterly Information

                                              2004                                   2003
                               ---------------------------------      ---------------------------------
                                 Q1       Q2       Q3       Q4          Q1       Q2       Q3       Q4
 Revenue                      $15,773  $15,650  $15,646  $16,052     $18,720  $18,045  $16,366  $16,428
 Income (loss) before
 extraordinary gain (loss)      1,412    1,493    1,543    1,401         403      435      220     (397)
 Extraordinary gain (loss)          -        -        -        -       8,152      (36)       -      (32)
                               ---------------------------------      ---------------------------------
 Net income (loss)            $ 1,412  $ 1,493  $ 1,543  $ 1,401     $ 8,555  $   399  $   220  $  (429)
                               =================================      =================================
 Basic earnings per share1:
   Income (loss) before
   extraordinary gain (loss)    $0.04    $0.04    $0.04    $0.04       $0.04    $0.04    $0.01   ($0.01)
   Extraordinary gain (loss)        -        -        -        -       $0.73        -        -        -
                               ---------------------------------      ---------------------------------
   Net income (loss)            $0.04    $0.04    $0.04    $0.04       $0.77    $0.04    $0.01   ($0.01)
                               =================================      =================================
 Diluted earnings per share1:
   Income (loss) before
   extraordinary gain (loss)    $0.04    $0.04    $0.04    $0.04       $0.04    $0.04    $0.01   ($0.01)
   Extraordinary gain (loss)        -        -        -        -       $0.71   ($0.01)       -        -
                               ---------------------------------      ---------------------------------
   Net income (loss)            $0.04    $0.04    $0.04    $0.04       $0.75    $0.03    $0.01   ($0.01)
                               =================================      =================================

  1. The Company issued 25.0 million shares of its common stock during the third quarter of 2003 in connection with its shareholder rights offering.


 Schedule II - Condensed Financial Information of Registrant
               (Parent Company Only)

                        HALLMARK FINANCIAL SERVICES, INC.
                                 BALANCE SHEET
                               December 31, 2004
                                 (In thousands)

                        ASSETS
                        ------
  Equity securities, available-for-sale, at fair value            $       50
  Cash and cash equivalents                                              578
  Investment in subsidiaries                                          36,045
  Deferred federal income taxes                                          983
  Other assets                                                           112
                                                                   ---------
                                                                  $   37,768
                                                                   =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
  Liabilities:
    Unpaid losses and loss adjustment expenses                    $      114
    Current federal income tax payable                                 1,033
    Accounts payable and other accrued expenses                        3,965
                                                                   ---------
                                                                       5,112
                                                                   ---------
  Commitments and Contingencies

  Stockholders' equity:
     Common stock, $.03 par value, authorized 100,000,000 shares;
       issued 36,856,610 shares in 2004                                1,106
     Capital in excess of par value                                   19,647
     Retained earnings                                                13,103
     Accumulated other comprehensive income                             (759)
     Treasury stock, 379,319 shares in 2004, at cost                    (441)
                                                                   ---------
              Total stockholders' equity                              32,656
                                                                   ---------
                                                                  $   37,768
                                                                   =========

 Schedule II (Continued) - Condensed Financial Information of Registrant
                           (Parent Company Only)


                        HALLMARK FINANCIAL SERVICES, INC.
                            STATEMENT OF OPERATIONS
                      for the year ended December 31, 2004
                                 (In thousands)


  Investment income, net of expenses                              $        3
  Undistributed share of net earnings in subsidiaries                  6,315
  Management fee income                                                1,850
                                                                   ---------
       Total revenues                                                  8,168

  Losses and loss adjustment expenses                                   (106)
  Other operating costs and expenses                                   2,593
  Interest expense                                                        51
                                                                   ---------
       Total expenses                                                  2,538

 Income before income tax                                              5,630

 Income tax benefit                                                     (219)
                                                                   ---------
 Net income (loss)                                                  $  5,849
                                                                   =========

 Schedule II (Continued) - Condensed Financial Information of Registrant
                           (Parent Company Only)


                        HALLMARK FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOW
                     For the year ended December 31, 2004
                                 (In thousands)


  Cash flows from operating activities:
    Net income                                                    $    5,849

  Adjustments to reconcile net income to cash used in
   operating activities:
     Depreciation and amortization expense                                39
     Deferred income tax benefit                                        (914)
     Change in unpaid losses and loss adjustment expenses               (106)
     Undistributed share of net (earnings) loss of                    (6,315)
     Change in current federal income tax payable/recoverable          1,169
     Change in all other liabilities                                     (72)
     Change in all other assets                                          (25)
                                                                   ---------
          Net cash used in operating activities                         (375)

  Cash flows from investing activities:
     Purchases of property and equipment                                 (14)
                                                                   ---------
          Net cash used in investing activities                          (14)

  Cash flows from financing activities:
     Proceeds from exercise of employee stock options                     48
     Repayment of borrowings                                            (991)
                                                                   ---------
          Net cash used in financing activities                         (943)

     Decrease in cash and cash equivalents                            (1,332)
     Cash and cash equivalents at beginning of year                    1,910
                                                                   ---------
     Cash and cash equivalents at end of year                     $      578
                                                                   =========
     Supplemental cash flow information:
      Interest paid                                               $      (51)
                                                                   =========
      Income taxes recovered                                      $      474
                                                                   =========



 Hallmark Financial Services
 Schedule III - Supplementary Insurance Information
 (In thousands)

 Column A         Column B   Column C   Column D  Column E  Column F   Column G     Column H       Column I     Column J   Column K
 ----------------------------------------------------------------------------------------------------------------------------------
 Segment          Deferred    Future    Unearned   Other     Premium     Net        Benefits,     Amortization    Other    Premiums
                   Policy     Policy    Premiums  Policy     Revenue  Investment  Claims, Losses  of Deferred   Operating  Written
                Acquisition  Benefits,            Claims                Income    and Settlement    Policy      Expenses
                    Cost      Losses,              and                               Expenses     Acquisition
                            Claims and            Benefits                                          Costs
                               Loss               Payagle
                            Adjustment
                             Expenses
 ----------------------------------------------------------------------------------------------------------------------------------
 2004
 ----
 Personal
 Lines Group      $  1,491   $ 19,534   $  6,192   $    -   $ 32,445  $  1,372      $ 19,243      $ 10,176     $ 11,881    $ 33,067

 Commercial
 Lines Group         5,984          -          -        -          -        11             -        12,112       21,145           -

 Corporate               -        114          -        -          -         3          (106)            -        2,593           -
                   ----------------------------------------------------------------------------------------------------------------
 Consolidated     $  7,475   $ 19,648   $  6,192   $    -   $ 32,445  $  1,386      $ 19,137      $ 22,288     $ 35,619    $ 33,067
                   ================================================================================================================

 Hallmark Financial Services
 Schedule IV - Reinsurance
 (In thousands)


 Column A                  Column B  Column C   Column D  Column E   Column F
                            Gross    Ceded to   Assumed      Net    Percentage
                            Amount    Other    From Other  Amount    of Amount
                                    Companies  Companies            Assumed to
                                                                        Net
 -----------------------------------------------------------------------------
                           ---------------------------------------
 Life insurance in force  $      -   $     -   $      -   $      -
                           ---------------------------------------
 Premiums
  Life insurance                 -         -          -          -
  Accident and health
    insurance                    -         -          -          -
  Property and liability
    insurance               19,028       613     14,030     32,445      43.2%
  Title Insurance                -         -          -          -
                           ---------------------------------------
 Total premiums           $ 19,028   $   613   $ 14,030   $ 32,445      43.2%
                           =======================================


 Hallmark Financial
 Services
 Schedule VI - Supplemental Information Concerning Property-
 Casualty Insurance Operations
 (In thousands)

 Column A         Column B   Column C   Column D  Column E  Column F  Column G      Column H         Column I   Column J   Column K
 ----------------------------------------------------------------------------------------------------------------------------------
 Affiliation      Deferred   Reserves   Discount  Unearned   Earned      Net     Claims and Claim  Amortization   Paid     Premiums
    With           Policy   for Unpaid  if any,   Premiums  Premiums Investment    Adjustment           of       Claims    Written
 Registrant     Acquisition Claims and  Deducted                       Income    Expenses Incurred   Deferred     and
                   Costs      Claim       In                                         Related to       Policy     Claims
                            Adjustment  Column C                                 (1)        (2)    Acquisition Adjustment
                             Expenses                                          Current     Prior      Costs     Expenses
                                                                                 Year      Years
 ----------------------------------------------------------------------------------------------------------------------------------
 (a) Consolidated
     property-
     casualty
     entities

         2004    $  7,475   $ 19,648   $     -   $  6,192  $ 32,445  $  1,386  $ 20,331  $(1,194)  $ 22,288    $ 22,634    $ 33,067


                                  SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HALLMARK FINANCIAL SERVICES, INC.
                                            (Registrant)

 Date:       March 30, 2005       /s/ Mark E. Schwarz
                                  ------------------------------------------
                                  Mark E. Schwarz, Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

 Date:       March 30, 2005       /s/ Mark J. Morrison
                                  ------------------------------------------
                                  Mark J. Morrison, EVP and Chief Financial
                                  Officer (Principal Financial Officer)

 Date:       March 30, 2005       /s/ Jeffrey R. Passmore
                                  ------------------------------------------
                                  Jeffrey R. Passmore, SVP and Chief
                                  Accounting Officer
                                  (Principal Accounting Officer)


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date:       March 30, 2005       /s/ Mark E. Schwarz
                                  ------------------------------------------
                                  Mark E. Schwarz, Director

 Date:       March 30, 2005       /s/ James H. Graves
                                  ------------------------------------------
                                  James H. Graves, Director

 Date:       March 30, 2005       /s/ George R. Manser
                                  ------------------------------------------
                                  George R. Manser, Director

 Date:       March 30, 2005       /s/ Scott T. Berlin
                                  ------------------------------------------
                                  Scott T. Berlin, Director

 Date:       March 30, 2005       /s/ James C. Epstein
                                  ------------------------------------------
                                  James C. Epstein, Director

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

 10(c)*   1991 Key Employee Stock Option Plan of the registrant
          (incorporated by reference to Exhibit C to the definitive Proxy Statement relating to the registrant's Annual Meeting of Shareholders held May 20, 1991).

 10(d)* 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(e)* 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

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

 10(p) Endorsement No. 1, effective July 1, 1996, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1, 1996 (incorporated by reference to
          Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(q) Endorsement No. 1, effective July 1, 1997, to the Guaranty Agreement provided by Dorinco Reinsurance Corporation in favor of State & County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

 10(r) Endorsement No. 1 - Termination, effective January 1, 1997, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurers (Dorinco Reinsurance Company and Odyssey Reinsurance Corporation), effective July 1, 1996 (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

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

 Exhibit
 Number                         Description
 ------                         -----------
 10(u) Endorsement No. 1, effective January 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
          Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(v) Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc., American Hallmark General Agency, Inc. and the Reinsurers (Dorinco Reinsurance Company and Kemper Reinsurance Company) effective July 1, 1997 (incorporated by reference to Exhibit 10(bj) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

 10(w) Retrocession Agreement effective March 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Associated General Agency, Inc. (incorporated by reference to
          Exhibit 10(bh) to the registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

 10(x) Quota Share Retrocession Agreement effective September 1, 1998, between American Hallmark Insurance Company of Texas, Dorinco Reinsurance Company and Van Wagoner Companies, Inc. (incorporated by reference to Exhibit 10(bj) to the registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

 10(y) Endorsement No. 5, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (Dorinco Reinsurance Company), effective January 1, 1997 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

 10(z) Endorsement No. 4, effective January 1, 1999, to the Quota Share Retrocession Agreement between American Hallmark Insurance Company of Texas and the Reinsurer (GE Reinsurance Company), effective January 1, 1996 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

 10(aa) Endorsement No. 2, effective July 1, 1997, to the 100% Quota Share Reinsurance Agreement between State & County Mutual Fire Insurance Company, Vaughn General Agency, Inc. and American Hallmark General Agency, Inc. (incorporated by reference to
          Exhibit 10(bg) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(ab)   Endorsement No. 6, effective January 1, 1999, to the Quota
          Share Retrocession Agreement between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(bi) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

 10(ac) Seventh Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

 10(ad) Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 10(ae) Addendum No. 2 to the Retrocession Contract, effective June 1, 1998, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective October 1, 1999 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

 Exhibit
 Number                         Description
 ------                         -----------
 10(af) Eighth Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(br) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(ag) Quota Share Retrocession Contract between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000 (incorporated by reference to Exhibit 10(bs) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(ah) Endorsement No. 5, effective July 1, 2000, to the 100% Quota Share Reinsurance Agreement issued to State and County Mutual Fire Insurance Company, effective January 1, 1997 (incorporated by reference to Exhibit 10(bt) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(ai) Endorsement No. 4, effective July 1, 2000, to the 100% Quota Share Reinsurance Agreement between State and County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas, effective July 1,1996 (incorporated by reference to Exhibit 10(bu) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(aj) Termination Addendum to the Quota Share Retrocession Agreement, effective May 28, 1999, issued to American Hallmark Insurance Company of Texas by Kemper Reinsurance Company, effective
          July 1, 1996 (incorporated by reference to Exhibit 10(bv) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(ak) Termination Addendum to the Quota Share Retrocession Agreement, effective June 30, 2000, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective January 1, 1997 (incorporated by reference to Exhibit 10(bw) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(al) Termination Addendum to the Quota Share Retrocession Contract, effective September 1, 2000, issued to Dorinco Reinsurance Company by American Hallmark Insurance Company of Texas, effective September 1, 1998 (incorporated by reference to Exhibit 10(bx) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

 10(am) Termination Addendum to the Interests and Liability Agreement, effective June 30, 2000, of GE Reinsurance Corporation with respect to the 100% Quota Share Reinsurance Agreement, effective January 1, 1997 (incorporated by reference to Exhibit 10(by) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(an) Termination Endorsement, effective July 1, 2000, to the Guaranty of Performance and Hold Harmless Agreement between Hallmark Financial Services, Inc. and GE Reinsurance Corporation (formerly Kemper Reinsurance Company), effective July 1, 1996 (incorporated by reference to Exhibit 10(cb) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(ao) Termination Endorsement, effective July 1, 2000, to the Guaranty Agreement provided by GE Reinsurance Corporation (formerly Kemper Reinsurance Company) in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(cc) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(ap) Endorsement No. 2, effective July 1, 2000, to the Guaranty Agreement provided by Dorinco Reinsurance Company in favor of State and County Mutual Fire Insurance Company, effective July 1, 1996 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

 Exhibit
 Number                         Description
 ------                         -----------
 10(aq) Letter of Agreement, dated August 3, 2001, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
          2001).

 10(ar) Letter of Agreement, dated August 6, 2001, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(g) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
          2001).

 10(as) Addendum No. 1 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective January 1, 2001 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(at) Addendum No. 2 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective July 1, 2001 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(au) Endorsement No. 1 to the Guaranty of Performance and Hold Harmless Agreement, effective July 1, 1996 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company, effective July 1, 2000 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(av) Letter of Agreement, dated November 7, 2001 between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(aw)* Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to
          Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(ax) Letter of Agreement, dated January 23, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bl) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(ay) Addendum No. 2, entered into January 9, 2001, to the General Agency Agreement, effective March 1, 1992, between State & County Mutual Fire Insurance Company and Brokers General, Inc. (incorporated by reference to Exhibit 10(bo) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

 10(az) Addendum No. 3 to the Quota Share Retrocession Agreement, effective July 1, 2000, between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective June 30, 2001 (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

 10(ba) Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

 10(bb)* First Amendment to Hallmark Financial Services, Inc. 1994 Key Employee Long Term Incentive Plan (incorporated by reference to
          Exhibit 10(bm) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 10(bc)* First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to
          Exhibit 10(bn) to the registrant's Annual Report on Form 10-KSB for the fiscal ended December 31, 2002).

 Exhibit
 Number                         Description
 ------                         -----------
 10(bd) Addendum No. 1 to the Quota Share Retrocession Contract between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas, effective September 1, 2000 (incorporated by reference to Exhibit 10(bo) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

 10(be) Letter of Agreement, dated October 31, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bp) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 2002).

 10(bf) Letter of Agreement, dated December 30, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(br) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 2002).

 10(bg) Letter of Agreement, dated December 30, 2002, between Hallmark Financial Services, Inc. and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(bs) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 2002).

 10(bh) Tenth Amendment to Office Lease for 14651 Dallas Parkway, Suite 900, dated May 5th, 2003, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

 10(bi) General Agency Agreement between Millers General Agency, Inc and Clarendon National Insurance Company, effective August 15, 2001 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
          2003).

 10(bj) Claims Administration Agreement between Millers General Agency, Inc. and Clarendon National Insurance Company, effective August 15, 2001 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

 10(bk) Claims Services Agreement between Millers General Agency, Inc. and Effective Claims Management, Inc., effective March 25, 2003 (incorporated by reference to Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
          2003).

 10(bl) Lease Agreement for 777 Main Street, Suite 1000, Fort Worth, Texas 76102, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
          2003).

 10(bm) Termination Addendum to the Quota Share Retrocession Agreement, effective March 31, 2003 between American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(bn) General Agency Agreement by and among American Hallmark General Agency, Inc., State and County Mutual Fire Insurance Company, American Hallmark Insurance Company of Texas and Dorinco Reinsurance Company, effective April 1, 2003 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(bo) Security Fund Agreement between American Hallmark Insurance Company of Texas and State and County Mutual Fire Insurance Company, effective April 1, 2003 (incorporated by reference to
          Exhibit 10(d) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 Exhibit
 Number                         Description
 ------                         -----------
 10(bp) Quota Share Reinsurance Agreement by and among American Hallmark Insurance Company of Texas, American Hallmark General Agency, Inc. and State and County Mutual Insurance Company, effective April 1, 2003 (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

 10(bq) Quota Share Reinsurance Agreement by and among American Hallmark General Agency, Inc., State and County Mutual Insurance Company and Dorinco Reinsurance Company, effective April 1, 2003 (incorporated by reference to Exhibit 10(f) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
          2003).

 10(br) Technology Processing Services Agreement, effective December 1, 2003 between Phoenix Indemnity Insurance Company and CGI Information Systems & Management Consultants, Inc. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

 10(bs) Policy and Claims Processing Services Agreement, effective September 1, 2003 between Phoenix Indemnity Insurance Company and CGI Information Systems & Management Consultants, Inc. (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

 10(bt) Processing Services Agreement, effective July 1, 2003 between Hallmark General Agency, Inc., Effective Claims Management, Inc. and CGI Information Systems & Management Consultants, Inc. (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

 10(bu) Managing General Agency Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(cl) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 10(bv) Addendum No. 1 to the Managing General Agency Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(cm) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 10(bw) Guaranty Agreement, effective September 1, 2003, between Old American County Mutual Fire Insurance Company and Hallmark Financial Services, Inc. (incorporated by reference to Exhibit 10(cn) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 10(bx) 45% Quota Share Reinsurance Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(co) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 10(by) Addendum No. 1 to the 45% Quota Share Reinsurance Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and American Hallmark General Agency, Inc. (incorporated by reference to Exhibit 10(cp) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 10(bz) 55% Quota Share Reinsurance Agreement, effective October 1, 2003, between Old American County Mutual Fire Insurance Company and Dorinco Reinsurance Company (incorporated by reference to Exhibit 10(cq) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 Exhibit
 Number                         Description
 ------                         -----------
 10(ca) Blanket Retrocession Agreement, effective October 1, 2003, between Dorinco Reinsurance Company and American Hallmark Insurance Company of Texas (incorporated by reference to Exhibit 10(cr) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

 10(cb) Quota Share Reinsurance Agreement dated September 30, 2004 between Old American County Mutual Fire Insurance Company and American Hallmark Insurance Company of Texas (incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10(cc) General Agency Agreement between Hallmark General Agency, Inc. and Clarendon National Insurance Company, effective July 1, 2004 (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed December 21, 2004).

 10(cd)*+  Management Bonus Plan for Fiscal Year 2004 adopted January 26,
           2004

 16 Letter from PricewaterhouseCoopers LLP to Securities and Exchange Commission dated October 15, 2003 (incorporated by reference from the Company's Current Report on Form 8-K filed October 17, 2003).

 21+       List of subsidiaries of the registrant.

 23.1+     Consent of KPMG LLP

 23.2+     Consent of PricewaterhouseCoopers LLP

 31(a)+ Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).

 31(b)+ Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).

 32(a)+    Certification of Chief Executive Officer pursuant to 18 U.S.C.
           1350.

 32(b)+    Certification of Chief Financial Officer pursuant to 18 U.S.C.
           1350.

         * Management contract or compensatory plan or arrangement.

         + Filed herewith.

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 Description                                                     Page Number
 -----------                                                     -----------
 Report of Independent Registered Public Accounting Firm             F-2

 Report of Independent Registered Public Accounting Firm             F-3

 Consolidated Balance Sheets at December 31, 2004 and 2003           F-4

 Consolidated Statements of Operations for the Years Ended
 December 31, 2004, 2003 and 2002                                    F-5

 Consolidated Statements of Stockholders' Equity and
 Comprehensive Income for the Years Ended
 December 31, 2004, 2003 and 2002                                    F-6

 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2004, 2003 and 2002                                    F-8

 Notes to Consolidated Financial Statements                          F-9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 The Board of Directors
 Hallmark Financial Services, Inc.:

 We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

 We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

 As described in note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


 /s/ KPMG LLP
 ------------
 KPMG LLP
 Dallas, Texas
 March 30, 2005

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


 To the Board of Directors & Stockholders of
 Hallmark Financial Services, Inc.:

 In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Hallmark Financial Services, Inc. (the
 "Company") for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 As discussed in Note 1, during 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

 /s/ PricewaterhouseCoopers LLP
 ------------------------------
 PricewaterhouseCoopers LLP
 Dallas, Texas
 March 16, 2003

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2004 and 2003
                              (In thousands)
                       ----------------------------
                    ASSETS                               2004          2003
                    ------                            ----------    ----------
 Investments:
  Debt securities, available-for-sale,
    at fair value                                    $    28,206   $    25,947
  Equity securities, available-for-sale,
    at fair value                                          3,580         3,573
  Short-term investments, available-for-sale,
    at fair value                                            335           335
                                                      ----------    ----------
             Total investments                            32,121        29,855

 Cash and cash equivalents                                12,901        10,520
 Restricted cash and investments                           6,509         5,366
 Prepaid reinsurance premiums                                  -           291
 Premiums receivable encumbered by premium financing
   activity (net of allowance for doubtful accounts
   of $-0- in 2004 and $3 in 2003)                             -            43
 Premiums receivable                                       4,103         4,033
 Accounts receivable                                       3,494         3,395
 Reinsurance recoverable                                   3,083        10,516
 Deferred policy acquisition costs                         7,475         7,146
 Excess of cost over fair value of net
   assets acquired                                         4,836         4,836
 Intangible assets                                           486           513
 Current federal income tax recoverable                        -           625
 Deferred federal income taxes                             5,173         3,961
 Other assets                                              2,330         2,753
                                                      ----------    ----------
                                                     $    82,511   $    83,853
                                                      ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Notes payable                                     $         -   $       991
   Unpaid losses and loss adjustment expenses             19,648        28,456
   Unearned premiums                                       6,192         5,862
   Unearned revenue                                       11,283        10,190
   Accrued agent profit sharing                            1,875         1,511
   Accrued ceding commission payable                       1,695         1,164
   Pension liability                                       2,180         1,237
   Current federal income tax payable                      1,343             -
   Accounts payable and other accrued expenses             5,639         7,045
                                                      ----------    ----------
                                                          49,855        56,456
                                                      ----------    ----------
 Commitments and Contingencies (Note 13)

 Stockholders' equity:
   Common stock, $.03 par value, authorized
     100,000,000 shares; issued 36,856,610
     shares in 2004 and 2003                               1,106         1,106
   Capital in excess of par value                         19,647        19,693
   Retained earnings                                      13,103         7,254
   Accumulated other comprehensive loss                     (759)          (93)
   Treasury stock, 379,319 shares in 2004
     and 484,319 shares in 2003, at cost                    (441)         (563)
                                                      ----------    ----------
             Total stockholders' equity                   32,656        27,397
                                                      ----------    ----------
                                                     $    82,511   $    83,853
                                                      ==========    ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 2004, 2003 and 2002
                       (In thousands, except per share amounts)
                              ----------------------------

                                                 2004        2003        2002
                                               --------    --------    --------
 Gross premiums written                       $  33,389   $  43,338   $  51,643
 Ceded premiums written                            (322)     (6,769)    (29,611)
                                               --------    --------    --------
 Net premiums written                            33,067      36,569      22,032
 Change in unearned premiums                       (622)      5,406      (1,819)
                                               --------    --------    --------
 Net premiums earned                             32,445      41,975      20,213

 Investment income, net of expenses               1,386       1,198         773
 Realized losses                                    (27)        (88)         (5)
 Finance charges                                  2,183       3,544       2,503
 Commission and fees                             21,100      17,544       1,108
 Processing and service fees                      6,003       4,900         921
 Other income                                        31         486         284
                                               --------    --------    --------
   Total revenues                                63,121      69,559      25,797

 Losses and loss adjustment expenses             19,137      30,188      15,302
 Other operating costs and expenses              35,290      37,386       9,474
 Interest expense                                    64       1,271         983
 Amortization of intangible asset                    28          28           2
                                               --------    --------    --------
   Total expenses                                54,519      68,873      25,761

 Income before income tax, cumulative
    effect of change in accounting
    principle and extraordinary gain              8,602         686          36

 Income tax expense                               2,753          25          13
                                               --------    --------    --------
 Income before cumulative effect of change in
   accounting principle and extraordinary gain    5,849         661          23
 Cumulative effect of change in accounting
   principle, net of tax                              -           -      (1,694)
 Extraordinary gain                                   -       8,084           -
                                               --------    --------    --------
 Net income (loss)                            $   5,849   $   8,745   $  (1,671)
                                               ========    ========    ========
 Basic earnings (loss) per share:
   Income before cumulative effect
     of change in accounting principle
     and extraordinary gain                   $    0.16   $    0.03   $       -
   Cumulative effect of change in accounting
     principle                                        -           -       (0.15)
   Extraordinary gain                                 -        0.44           -
                                               --------    --------    --------
     Net income (loss)                        $    0.16   $    0.47   $   (0.15)
                                               ========    ========    ========
 Diluted earnings (loss) per share:
   Income before cumulative effect
     of change in accounting principle
     and extraordinary gain                   $    0.16   $    0.03   $       -
   Cumulative effect of change in accounting
     principle                                        -           -       (0.15)
   Extraordinary gain                                 -        0.43           -
                                               --------    --------    --------
     Net income (loss)                        $    0.16   $    0.46   $   (0.15)
                                               ========    ========    ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      for the years ended December 31, 2004, 2003 and 2002
                                                        (in thousands)
                                            ---------------------------------------

                                                    Capital                Accum.
                                   #                  In                   Other                   #        Total      Comp.
                                   of       Par    Excess of   Retained    Comp.     Treasury      of   Stockholders' Income
                                 Shares    Value   Par Value   Earnings    Income      Stock     Shares    Equity     (Loss)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   --------
 Balance at December 31, 2001    11,856   $  356   $  10,875   $    180         -      ($1,043)     806  $  10,368

 Comprehensive loss:
   Net loss                                                      (1,671)                                    (1,671) $  (1,671)

 Other comprehensive loss:
   Additional minimum                                                        (162)                            (162)      (162)
   pension liability,                                                                                                --------
   net of tax of $94

 Comprehensive loss                                                                                                 $  (1,833)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
 Balance at December 31, 2002    11,856   $  356  $   10,875    ($1,491)    ($162)     ($1,043)     806  $   8,535

 Rights offering                 25,000      750       9,250                                                10,000

 Issuance of common stock             1        -                                                                 -

 Amortization of fair value
   of stock options granted                               31                                                    31

 Stock options exercised                                (463)                              480     (322)        17

 Comprehensive income:
   Net income                                                     8,745                                      8,745  $   8,745

 Other comprehensive income:
   Additional minimum
     pension liability                                                       (646)                            (646)      (646)
   Net unrealized holding gains
     arising during period                                                    667                              667        667
   Reclassification adjustment
     for losses included in net
     income                                                                    88                               88         88
                                                                           ------                         --------   --------
   Net unrealized gains on
     securities                                                               755                              755        755
                                                                           ------                         --------   --------
   Total other comprehensive
     income before tax                                                        109                              109        109
   Tax effect on other
     comprehensive income                                                     (40)                             (40)       (40)
                                                                           ------                         --------   --------
   Other comprehensive
     income after tax                                                          69                               69         69
 Comprehensive income                                                                                               $   8,814
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
 Balance at December 31, 2003    36,857   $1,106  $   19,693  $   7,254      ($93)       ($563)     484  $  27,397
                                 ======    =====   =========   ========    ======    =========   ======   ========


                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      for the years ended December 31, 2004, 2003 and 2002
                                                        (in thousands)
                                                         (Continued)
                                            ---------------------------------------

                                                    Capital                Accum.
                                   #                  In                   Other                   #        Total      Comp.
                                   of       Par    Excess of   Retained    Comp.     Treasury      of   Stockholders' Income
                                 Shares    Value   Par Value   Earnings    Income      Stock     Shares    Equity     (Loss)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   --------
 Balance at December 31, 2003    36,857   $1,106   $  19,693   $  7,254      ($93)       ($563)     484  $  27,397

 Amortization of fair value of                            28                                                    28
   stock options granted

 Stock options exercised                                 (74)                              122     (105)        48

 Comprehensive income:
   Net income                                                     5,849                                      5,849  $   5,849

 Other comprehensive income:
   Additional minimum
     pension liability                                                     (1,198)                          (1,198)    (1,198)
   Net unrealized holding gains
     arising during period                                                    438                              438        438
   Reclassification adjustment
     for gains included in net
     income                                                                  (218)                            (218)      (218)
                                                                           ------                         --------   --------
   Net unrealized gains on
     securities                                                               220                              220        220
                                                                           ------                         --------   --------
   Total other comprehensive
     loss before tax                                                         (978)                            (978)      (978)
   Tax effect on other
     comprehensive income                                                     312                              312        312
                                                                           ------                         --------   --------
   Other comprehensive
     loss after tax                                                          (666)                            (666)      (666)
 Comprehensive income                                                                                               $   5,183
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
 Balance at December 31, 2004    36,857   $1,106  $   19,647  $  13,103     ($759)       ($441)     379  $  32,656
                                 ======    =====   =========   ========    ======    =========   ======   ========


                                             The accompanying notes are an integral
                                          part of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 2004, 2003 and 2002
                                (In thousands)
                         ----------------------------

                                                 2004        2003        2002
                                               --------    --------    --------
 Cash flows from operating activities:
   Net income (loss)                          $   5,849   $   8,745   $  (1,671)

 Adjustments to reconcile net income (loss)
 to cash provided by operating activities:
   Depreciation and amortization expense            450         621         195
   Deferred income tax expense (benefit)           (787)        114          48
   Change in prepaid reinsurance premiums           291       8,297       3,061
   Change in premiums receivable                    (70)     (1,276)       (598)
   Change in accounts receivable                    (99)     (1,266)       (170)
   Change in deferred policy acquisition costs     (329)     (1,340)       (641)
   Change in unpaid losses and loss adjustment
     expenses                                    (8,808)     (5,097)     (2,422)
   Change in unearned premiums                      330     (12,785)     (1,242)
   Change in unearned revenue                     1,093       3,271         183
   Change in accrued agent profit sharing           364         944          72
   Change in reinsurance recoverable              7,433      12,817       3,942
   Change in reinsurance balances payable             -      (3,082)       (662)
   Cumulative effect of change in accounting
     principle                                        -           -       1,694
   Change in current federal income tax
     payable/recoverable                          1,968        (592)        662
   Change in accrued ceding commission payable      531      (1,372)     (2,062)
   Gain on acquisition of subsidiary                  -      (8,084)          -
   Change in all other liabilities               (1,661)        419       1,117
   Change in all other assets                       761         348         443
                                               --------    --------    --------
     Net cash provided by operating activities    7,316         682       1,949

 Cash flows from investing  activities:
   Purchases of property and equipment             (389)       (476)       (254)
   Purchase of note receivable                        -           -      (6,500)
   Acquisition of subsidiary, net of cash
     received                                         -       6,945      (2,100)
   Premium finance notes repaid, net of
     finance notes originated                        43      11,550       2,147
   Change in restricted cash and investments     (3,458)     (4,294)        918
   Purchases of debt and equity securities       (6,670)    (19,075)    (12,639)
   Maturities and redemptions of investment
     securities                                   6,138       8,131       5,858
   Net redemptions of short-term investments        344       8,904       6,276
                                               --------    --------    --------
     Net cash provided by (used in)
       investing activities                      (3,992)     11,685      (6,294)

 Cash flows from financing activities:
   Proceeds from note payable                         -           -       8.600
   Net repayments to premium finance lender           -     (10,905)     (1,308)
   Proceeds from rights offering                      -      10,000           -
   Proceeds from exercise of employee
     stock options                                   48          17           -
   Repayment of borrowings                         (991)     (9,412)        (27)
                                               --------    --------    --------
     Net cash provided by (used in)
       financing activities                        (943)    (10,300)      7,265

 Increase in cash and cash equivalents            2,381       2,067       2,920
 Cash and cash equivalents at beginning of year  10,520       8,453       5,533
                                               --------    --------    --------
 Cash and cash equivalents at end of year     $  12,901   $  10,520   $   8,453
                                               ========    ========    ========
 Supplemental cash flow information:
   Interest paid                              $     (64)  $  (1,456)  $    (833)
                                               ========    ========    ========
   Income taxes recovered (paid)              $  (1,700)  $    (475)  $     696
                                               ========    ========    ========

 The Company transferred $2.4 million of fixed maturity investments from restricted investments to debt securities, available-for-sale, during 2004.

                 The accompanying notes are an integral part
                  of the consolidated financial statements

           HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ___________

 1.  Accounting Policies:
     -------------------

     General
     -------
     Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington; affiliate and third party claims administration; and other insurance related services. The Company pursues its business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group").

     The Personal Lines Group focuses on providing non-standard automobile liability and physical damage insurance in Texas, New Mexico and Arizona for drivers who do not qualify for or cannot obtain standard rate insurance. The members of the Personal Lines group are a Texas domiciled property and casualty insurance company, American Hallmark Insurance Company of Texas ("Hallmark"); an Arizona domiciled property and casualty insurance company, Phoenix Indemnity Insurance Company
     ("Phoenix"); a managing general agency, American Hallmark General Agency, Inc. ("AHGA"); an affiliate and third party claims administrator, Hallmark Claims Service, Inc. ("HCS"); and a premium finance company, Hallmark Finance Corporation ("HFC"). The Company discontinued HFC's premium finance activities in July 2003.

     The Commercial Lines Group markets and administers low hazard commercial insurance policies primarily in the rural areas of Texas, New Mexico, Idaho, Oregon and Washington. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"); and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

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

     Investments
     -----------
     Debt and equity securities available for sale are reported at market value. Unrealized gains and losses are recorded as a component of stockholders' equity, net of related tax effects. Debt and equity securities that are determined to have other than temporary impairment are recognized as a realized loss in the Statement of Operations. Debt security premium and discounts are amortized into earnings using the effective interest method.

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

     Recognition of Premium Revenues
     -------------------------------
     Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium and policy fee is refunded to the insured. Insurance premiums written include gross policy fees of $2.7 million, $3.0 million and $5.1 million and policy fees, net of reinsurance, of $2.7 million, $2.3 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Recognition of Commission Revenues and Expenses of the Commercial
     -----------------------------------------------------------------
     Lines Group
     -----------
     Commission revenues and commission expenses related to insurance policies serviced by HGA are recognized during the period covered by the policy. Profit sharing commission is calculated and recognized when the ratio of ultimate losses and loss expenses incurred to earned premium ("loss ratio") as determined by a qualified actuary deviate from contractual thresholds. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty at 0.5% above and below the provisional loss ratio.

                                            Treaty Effective Dates
                                 --------------------------------------------
                                 7/1/01 -    7/1/02 -    7/1/03 -    7/1/04 -
                                 6/30/02     6/30/03     6/30/04     6/30/05
                                 --------------------------------------------
      Provisional loss ratio      60.0%       59.0%       59.0%       64.2%
                                 --------------------------------------------
      Ultimate loss ratio
      booked to at 12/31/04       57.5%       58.5%       59.0%       62.2%
                                 --------------------------------------------
                                 --------------------------------------------
      Effect of actual 0.5%
      above provisional        ($199,402)  ($305,122)  ($298,457)  ($44,755)
                                 --------------------------------------------
      Effect of actual 0.5%
      below provisional         $139,581    $201,381    $196,982    $44,755
                                 --------------------------------------------

     As of December 31, 2004, the Company recorded a $0.7 million profit sharing payable for the quota share treaty effective July 1, 2001 through June 30, 2002. The Company received $2.0 million initial settlement on this treaty in 2004 based on actual incurred loss experience. The payable is the difference between the cash received and the recognized commission revenue based on the estimated ultimate loss ratio. The Company also recorded a $0.2 million receivable on the quota share treaty effective July 1, 2002 through June 30, 2003 and a $0.2 million receivable on the quota share treaty effective July 1, 2004 through June 30, 2005.

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

                                       Year Claim Fee Revenue Recognized
                                       ---------------------------------
                                         1st     2nd     3rd     4th
                                       ---------------------------------
        Commercial property fees         80%     20%      -       -
                                       ---------------------------------
        Commercial liability fees        60%     30%     10%      -
                                       ---------------------------------
        Personal property fees           90%     10%      -       -
                                       ---------------------------------
        Personal liability fees          49%     33%     12%      6%
                                       ---------------------------------

     Finance Charges
     ---------------
     The majority of Hallmark's annual insurance premiums were financed through the Company's premium finance program offered by its wholly-owned subsidiary, HFC. Hallmark ceased offering premium financing on new annual term policies in July 2003. Finance charges on the premium finance notes are recorded as interest earned. This interest is earned on the Rule of 78's method which approximates the interest method for such short-term notes.

     The Company receives premium installment fees between $3.00 and $12.50 per direct bill payment from policyholders. Installment fee income is classified as finance charges on the statement of operations and is recognized as the fee is invoiced.

     Property and Equipment
     ----------------------
     Property and equipment (including leasehold improvements), aggregating $3.6 million and $3.2 million, at December 31, 2004 and 2003, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2004, 2003 and 2002 was $0.4 million, $0.6 million and $0.2 million, respectively. Accumulated depreciation was $2.6 million and $2.2 million at December 31, 2004 and 2003, respectively.

     Premiums Receivable Encumbered by Premium Financing Activity
     ------------------------------------------------------------
     Premiums receivable encumbered by premium financing activity represents payments due to HFC as a result of a secured financing agreement with an unaffiliated third party which are carried at cost net of allowance for doubtful accounts. Hallmark discontinued producing new premium financed annual term policies in July 2003.

     Premiums Receivable
     -------------------
     Premiums receivable represent amounts due from either non-standard automobile policyholders directly or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

     Deferred Policy Acquisition Costs and Ceding Commissions of the Personal
     ------------------------------------------------------------------------
     Lines Group
     -----------
     Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency.

     Ceding commissions from reinsurers on retroceded business, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions from this business are netted against deferred policy acquisition costs in the accompanying balance sheet. The change in deferred ceding commission income is netted and included in other operating costs and expenses in the accompanying income statement. During 2004, 2003 and 2002, the Company deferred ($22.6) million, ($21.0) million and ($7.3) million of policy acquisition costs and amortized $22.3 million, $20.6 million and $6.7 million of deferred policy acquisition costs, respectively. The net deferral of acquisition costs were ($0.3) million, ($0.4) million and ($0.6) million for 2004, 2003 and 2002, respectively.

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

     Losses and Loss Adjustment Expenses
     -----------------------------------
     Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2004, 2003 and 2002. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

     Net Income Per Share
     --------------------
     The computation of net income per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 8 and 10.)

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

     The Company acquired Phoenix effective January 1, 2003. In consideration for Phoenix, the Company cancelled $7.0 million of a $14.85 million balance on a note receivable from Millers American Group, Inc. The Company had valued the note receivable on its balance sheet at its cost of $6.5 million. As of December 31, 2003, the Company fully reserved for the remaining balance of the note receivable.

     The calculation of the fair value of the Company's net assets acquired at January 1, 2003 and the determination of excess of fair value of net assets acquired over cost is as follows (in thousands):

     Net assets acquired at 1/1/03 (historical basis)            $ 11,520
     Fair value of acquired identified intangible assets              706
     Fair value adjustment to unearned premium                        918
     Fair value adjustment to loss reserves                          (146)
     Reversal of valuation allowance on net deferred tax
       asset acquired                                               3,365
                                                                  -------
     Fair value of net assets acquired in 1/1/03 before
       basis adjustments                                           16,363
     Consideration paid in form of debt incurred to complete
       the acquisition                                             (6,500)
                                                                  -------
     Excess of fair value of net assets acquired over cost
       at 1/1/03 before basis adjustments                           9,863
     Pro rata reduction of assets acquired other than
       specified exceptions:
       Identified intangible assets                                  (706)
       Deferred policy acquisition costs                             (918)
       Fixed Assets                                                   (65)
       Other assets                                                   (90)
                                                                  -------
     Excess of fair value of net assets acquired over cost
       at 1/1/03                                                 $  8,084
                                                                  =======

     The results of operations of Phoenix are included in the Consolidated Statement of Operations from the effective date of the acquisition. The pro forma results for the twelve months ended December 31, 2002 as if the Company had acquired Phoenix at January 1, 2002 are as follows (in thousands, except per share amounts):
                                                           2002
                                                         --------
     Revenues                                           $  43,143
     Loss before cumulative effect of change
       in accounting principle                          $  (1,397)
     Net loss                                           $  (3,091)
     Basic loss per share                               $   (0.28)
     Diluted loss per share                             $   (0.28)

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

     Intangible Assets
     -----------------
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets,
     (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     Pursuant to SFAS 142, the Company has identified two components of goodwill and assigned the carrying value of these components into two reporting units: the Personal Lines Group, $2.7 million, and the Commercial Lines Group, $2.1 million. During 2004 and 2003, the Company completed the first step prescribed by SFAS 142 for testing for impairment and determined that there is no impairment. Prior to the acquisitions of the Commercial Lines Group in December 2002 and Phoenix in January 2003, the Company assigned the carrying value of goodwill to the insurance company reporting unit and the finance company reporting unit. In 2003, as a result of these acquisitions, the Company changed the way it views its operating segments. During 2002, the Company recorded a charge to earnings that is reported as a cumulative effect of change in accounting principle of $1.7 million to reflect an impairment loss determined by the two step process prescribed by SFAS 142.

     Effective December 1, 2002, the Company acquired the Commercial Lines Group. At acquisition, the Company valued the relationships with its independent agents at $542,580. This asset is classified as an other intangible asset and is being amortized on a straight-line basis over twenty years. The Company recognized $27,129 of amortization expense for the twelve months ending December 31, 2004 and will recognize $27,129 in amortization expense for each of the next five years and $350,416 for the remainder of the asset's life.

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

     Notes Payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair values. (See Note 6.)

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

     At December 31, 2004, the Company had a non-qualified stock option plan for non-employee directors, which is described more fully in Note 10. The Company also had an employee stock option plan that expired in
     March 2004. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion
     No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Compensation cost is recognized pro rata over the vesting period as the awards vest. Results for prior years have not been restated.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                 2004        2003        2002
                                               --------    --------    --------
      Net income (loss)                       $   5,849   $   8,745   $  (1,671)
      Add:  stock-based employee compensation
      expenses included in reported net
        income, net of tax                           20          30           -
      Deduct:  total stock-based employee
        compensation expense determined under
        fair value based method for all
        awards, net of tax                          (33)        (84)        (32)
                                               --------    --------    --------
      Pro forma net income (loss)             $   5,836   $   8,691   $  (1,703)
                                               ========    ========    ========
      Net income (loss) per share:
      Basic - as reported                     $    0.16   $    0.47   $   (0.15)
      Basic - pro forma                       $    0.16   $    0.47   $   (0.15)
      Diluted - as reported                   $    0.16   $    0.46   $   (0.15)
      Diluted - pro forma                     $    0.16   $    0.46   $   (0.15)

     Reclassification
     ----------------
     Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income (loss) or stockholders' equity.


  2.  Investments:
      -----------
      Major categories of net investment income (in thousands) are summarized as follows:

                                                 Years ended December 31,
                                             --------------------------------
                                               2004        2003        2002
                                             --------    --------    --------
      Debt securities                       $   1,127   $     752    $    421
      Equity securities                           109         189           5
      Short-term investments                       82         102         163
      Cash equivalents                             82         171         186
                                             --------    --------    --------
                                                1,400       1,214         775
      Investment expenses                         (14)        (16)         (2)
                                             --------    --------    --------
      Net investment income                 $   1,386   $   1,198   $     773
                                             ========    ========    ========

      No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2004 or 2003.


      The amortized cost and estimated market value of investments in debt and equity securities (in thousands) by category is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized   Market
                                       Cost       Gains    Losses      Value
                                     --------    ------   -------    ---------
     At December 31, 2004
     --------------------
     U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                 $   2,752   $     3  $     93   $    2,662
     Corporate debt securities          5,278        24        12        5,290
     Municipal bonds                   19,788       443         2       20,229
     Mortgage backed securities            23         2         -           25
                                     --------    ------   -------    ---------
        Total debt securities          27,841       472       107       28,206

     Equity securities                  3,015       569         4        3,580
                                     --------    ------   -------    ---------
     Total debt and equity
       securities                   $  30,856   $ 1,041  $    111   $   31,786
                                     ========    ======   =======    =========

     At December 31, 2003
     --------------------
     U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                 $   5,004   $    23  $     45   $    4,982
     Corporate debt securities          1,122         -         -        1,122
     Municipal bonds                   19,339       525        21       19,843
     Mortgage backed securities             -         -         -
                                     --------    ------   -------    ---------
       Total debt securities           25,465       548        66       25,947

     Equity securities                  3,396       326       149        3,573
                                     --------    ------   -------    ---------
     Total debt and equity
       securities                   $  28,861   $   874  $    215   $   29,520
                                     ========    ======   =======    =========

      The amortized cost and estimated market value of investments in debt and equity securities with a gross unrealized loss position at December 31, 2004 (in thousands) is as follows:

                                                                 Gross
                                Amortized        Market        Unrealized
                                  Cost           Value            Loss
                                 ------          ------          ------
      1 Equity Position         $    31         $    27         $    (4)
      6 Bond Positions            7,323           7,216            (107)
                                 ------          ------          ------
                                $ 7,354         $ 7,243         $  (111)
                                 ======          ======          ======

      All of the $0.1 million unrealized loss recorded at December 31, 2004 is less than twelve months old and is considered a temporary decline in value.

      The amortized cost and estimated market value of debt securities at December 31, 2004 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                                  Amortized        Market
       Maturity (in thousands):                     Cost           Value
       -----------------------                    --------        --------
       Due in one year or less                   $       -       $       -
       Due after one year through five years        10,068           9,934
       Due after five years through ten years       17,750          18,247
       Due after ten years                               -               -
       Mortgage-backed securities                       23              25
                                                  --------        --------
                                                 $  27,841       $  28,206
                                                  ========        ========

      At December 31, 2004 and 2003, investments in debt securities with an approximate carrying value of $100,000 were on deposit with the Texas Department of Insurance ("TDI") as required by insurance regulations.

      Proceeds from investment securities of $0.1 million and $6.4 million during 2004 and 2003, respectively, were from maturities, bond calls and prepayments of mortgage-backed securities.


  3.  Restricted Cash and Investments;
      -------------------------------
      The Company has cash and investments held in trust accounts to secure the credit exposure of State & County Mutual Fire Insurance Company
      ("State & County") and Old American County Mutual Fire Insurance Company ("OACM") from their quota share reinsurance treaties with Hallmark. These funds are recorded on the Company's balance sheet at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, a component of shareholders' equity. The market value of these funds as of December 31, 2004 was $6.3 million.

      The amortized cost and estimated market value of cash and investments in debt securities held in trust for State & County and OACM (in thousands) by category as of December 31, 2004 is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized  Market
                                       Cost       Gains    Losses     Value
                                     ----------------------------------------
      Municipal bonds               $   2,561   $    45   $     -   $   2,606
      Corporate debt securities             -         -         -           -
                                     ----------------------------------------
      Total debt securities         $   2,561   $    45   $     -   $   2,606
                                     ==============================
      Cash                                                              3,711
                                                                     --------
      Total funds held in trust for
        State & County and OACM                                     $   6,317
                                                                     ========

      The amortized cost and estimated market value of cash and investments in debt securities held in trust for State & County and OACM (in thousands) by category as of December 31, 2003 is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized  Market
                                       Cost       Gains    Losses     Value
                                     ----------------------------------------
      Municipal bonds               $   4,500   $    96   $     -   $   4,596
      Corporate debt securities           507         -         -         507
                                     ----------------------------------------
      Total debt securities         $   5,007   $    96   $     -   $   5,103
                                     ==============================
      Cash                                                                 (3)
                                                                     --------
      Total funds held in trust for
        State & County and OACM                                     $   5,100
                                                                     ========

      The amortized cost and estimated market value of investments in debt securities held in trust for State & County and OACM (in thousands) as of December 31, 2004 by contractual maturity are as follows:

                                                  Amortized        Market
                                                    Cost           Value
                                                  ------------------------
       Due in one year or less                   $       -       $       -
       Due after one year through 5 years                -               -
       Due after 5 years through 10 years            2,561           2,606
       Due after 10 years                                -               -
                                                  ------------------------
                                                 $   2,561       $   2,606
                                                  ========================

      The Company also has funds held for Dorinco Reinsurance Company ("Dorinco") and the State of Kentucky in cash of $192 thousand as of December 31, 2004 and funds held for Dorinco in cash of $266 thousand as of December 31, 2003.


  4.  Reserves for Unpaid Losses and Loss Adjustment Expenses:
      --------------------------------------------------------
      Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                                 2004       2003       2002
                                               --------   --------   --------
    Balance at January 1                      $  28,456  $  17,667  $  20,089
    Plus acquisition of Phoenix at January 1          -     10,338          -
    Less reinsurance recoverables                 7,259      9,256     12,170
                                               --------   --------   --------
    Net Balance at January 1                     21,197     18,749      7,919
                                               --------   --------   --------
    Incurred related to:
      Current year                               20,331     29,724     15,125
      Prior years                                (1,194)       464        177
                                               --------   --------   --------
    Total incurred                               19,137     30,188     15,302
                                               --------   --------   --------
    Paid related to:
      Current year                               10,417     21,895      9,119
      Prior years                                12,217      5,845      5,691
                                               --------   --------   --------
    Total paid                                   22,634     27,740     14,810
                                               --------   --------   --------

    Net Balance at December 31                   17,700     21,197      8,411
      Plus reinsurance recoverables               1,948      7,259      9,256
                                               --------   --------   --------
    Balance at December 31                    $  19,648  $  28,456  $  17,667
                                               ========   ========   ========

    The $1.2 million favorable development in prior accident years recognized in 2004 represents normal changes in actuarial estimates which had a $0.8 million favorable impact on reinsurance recoverable. The 2003 increase in current year incurred includes a $2.1 million settlement of a bad faith claim, net of reinsurance, and adverse development primarily related to newly acquired business.


  5. Reinsurance:
     ------------
     For policies originated prior to April 1, 2003, Hallmark assumed the reinsurance of 100% of the Texas non-standard auto business produced by AHGA and underwritten by State & County and retroceded 55% of the business to Dorinco. Under this arrangement, Hallmark remained obligated to policyholders in the event that Dorinco did not meet its obligations under the retrocession agreement. From April 1, 2003 through September 30, 2004, Hallmark assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by AHGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or OACM (for policies written from October 1, 2003 through September 30, 2004). During this period, the remaining 55% of each policy was directly assumed by Dorinco. Under these reinsurance arrangements, Hallmark was obligated to policyholders only for the portion of the risk assumed by Hallmark. Effective October 1, 2004, Hallmark assumes and retains the reinsurance of 100% of the Texas non-standard automobile policies produced by AHGA and underwritten by OACM. Phoenix underwrites its own policies and does not cede any portion of the business to reinsurers.

     Under Hallmark's prior reinsurance arrangements, the Company earned ceding commissions based on Dorinco's loss ratio experience on the portion of policies reinsured by Dorinco. The Company received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios.

     The following table shows premiums directly written, assumed and ceded and reinsurance loss recoveries by period (in thousands):

                                              Twelve Months Ended December 31,
                                              --------------------------------
                                                 2004       2003       2002
                                               ------------------------------
      Written premium:
         Direct                               $  18,941  $  22,359  $       -
         Assumed                                 14,448     20,979     51,643
         Ceded                                     (322)    (6,769)   (29,611)
                                               ------------------------------
         Net written premium                  $  33,067  $  36,569  $  22,032
                                               ==============================

      Earned premium:
        Direct                                $  19,028  $  23,067  $       -
        Assumed                                  14,030     34,380     52,486
        Ceded                                      (613)   (15,472)   (32,273)
                                               ------------------------------
        Net earned premium                    $  32,445  $  41,975  $  20,213
                                               ==============================

      Reinsurance recoveries                  $     163  $  11,071  $  21,161
                                               ==============================


  6. Notes Payable:
     --------------

     Effective March 11, 1997, the Company entered into a loan agreement with Dorinco, whereby the Company borrowed $7.0 million to contribute to HFC. Proceeds from this loan were used by HFC primarily to fund premium finance notes. The loan agreement provided for a seven-year term at a fixed interest rate of 8.25%. This note was repaid in September 2004.


  7. Segment Information:
     --------------------
     The Company pursues its business activities through integrated insurance groups managing non-standard automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are Hallmark, an authorized Texas property and casualty insurance company; Phoenix, an authorized Arizona property and casualty insurance company; AHGA, a managing general agency; and HCS, a claims administrator. Effective December 1, 2002, the Company purchased the Commercial Lines Group. The members of the Commercial Lines Group are HGA, a managing general agency, and ECM, a third party claims administrator. The Company changed the segment structure in 2003 with the acquisitions of Phoenix and the Commercial Lines Group. Prior year information has been restated for the new structure.

     The following is additional business segment information for the twelve months ended December 31, 2004, 2003 and 2002 (in thousands):

                                                 2004       2003       2002
                                               --------   --------   --------
        Revenues
        --------
        Personal Lines Group                  $  39,555  $  49,665  $  23,999
        Commercial Lines Group                   23,563     19,891      1,561
        Corporate                                     3          3        237
                                               --------   --------   --------
          Consolidated                        $  63,121  $  69,559  $  25,797
                                               ========   ========   ========
        Depreciation Expense
        --------------------
        Personal Lines Group                  $     266  $     218  $     144
        Commercial Lines Group                      144        370         37
        Corporate                                    13          6          -
                                               --------   --------   --------
          Consolidated                        $     423  $     594  $     181
                                               ========   ========   ========
        Interest Expense
        ----------------
        Personal Lines Group                  $      14  $     389  $     689
        Commercial Lines Group                        -          1          1
        Corporate                                    50        881        293
                                               --------   --------   --------
          Consolidated                        $      64  $   1,271  $     983
                                               ========   ========   ========
        Tax Expense
        -----------
        Personal Lines Group                  $   2,403  $     432  $     218
        Commercial Lines Group                      569        420          1
        Corporate                                  (219)      (827)      (206)
                                               --------   --------   --------
          Consolidated                        $   2,753  $      25  $      13
                                               ========   ========   ========
        Pre-tax Income
        --------------
        Personal Lines Group                  $   8,109  $   1,950  $   1,595
        Commercial Lines Group                    3,028      1,311          3
        Corporate                                (2,535)    (2,575)    (1,562)
                                               --------   --------   --------
          Consolidated                        $   8,602  $     686  $      36
                                               ========   ========   ========

     The  $8.1  million  extraordinary   gain  reported  in  2003  from   the
     acquisition of Phoenix was attributed to the Corporate segment.

     The following is additional business segment information as of the following dates (in thousands):

                                                        December 31,
                                                  ------------------------
                                                    2004            2003
        Assets                                    --------        --------
        ------
        Personal Lines Group                     $  63,136       $  68,247
        Commercial Lines Group                      18,557          13,365
        Corporate                                      818           2,241
                                                  --------        --------
          Consolidated                           $  82,511       $  83,853
                                                  ========        ========


  8. Earnings Per Share:
     -------------------
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations (in thousands, except per share amounts) is presented below:

                                                 2004       2003       2002
                                               ------------------------------
       Numerator for both basic and
       ----------------------------
       diluted earnings per share:
       ---------------------------
       Income before cumulative effect
         of change in accounting principle
         and extraordinary gain               $   5,849  $     661  $      23
       Cumulative effect of change
         in accounting principle                      -          -     (1,694)
       Extraordinary gain                             -      8,084          -
                                               ------------------------------
       Net income                             $   5,849  $   8,745  $  (1,671)
                                               ==============================

       Denominator, basic shares                 36,448     18,518     11,049
       Effect of dilutive securities:
          Stock options                             240        269         78
                                               ------------------------------
       Denominator, diluted shares               36,688     18,787     11,127
                                               ==============================
       Basic earnings (loss) per share:
       --------------------------------
       Income before cumulative effect
         of change in accounting principle
         and extraordinary gain               $    0.16  $    0.03   $      -
       Cumulative effect of change
         in accounting principle                      -          -      (0.15)
       Extraordinary gain                             -       0.44          -
                                               ------------------------------
       Net income                             $    0.16  $    0.47  $   (0.15)
                                               ==============================
       Diluted earnings (loss) per share:
       ----------------------------------
       Income before cumulative effect
         of change in accounting principle
         and extraordinary gain               $    0.16  $    0.03  $       -
       Cumulative effect of change
         in accounting principle                      -          -      (0.15)
       Extraordinary gain                             -       0.43          -
                                               ------------------------------
       Net income                             $    0.16  $    0.46  $   (0.15)
                                               ==============================

     Options to purchase 125,000, 126,000 and 1,532,000 shares of common stock at prices ranging from $0.85 to $1.00, $0.75 to $1.00, and $0.44 to $1.00 were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where the option exercise price exceeded the average market price per share for the period.


  9. Regulatory Capital Restrictions:
     --------------------------------
     Hallmark's 2004, 2003 and 2002 net income and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $1.5 million, $2.0 million and $0.4 million, and $11.5 million, $10.0 million and $8.4 million, respectively. The minimum statutory capital and surplus required for Hallmark by the TDI is $2.0 million. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory policyholders surplus as of the preceding calendar year end or the statutory net income of the preceding calendar year. Hallmark paid a dividend of $0.2 million in 2004 to HFS that was declared in 2003. Based on surplus at December 31, 2004, Hallmark could pay a dividend of up to $1.5 million to HFS during 2005 without TDI approval.

     Phoenix's 2004 and 2003 net income (loss) and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $3.4 million and ($0.3) million, and $14.0 million and $10.1 million, respectively. The minimum statutory capital and surplus required for Phoenix by the Arizona Department of Insurance ("AZDOI") is $1.5 million. Arizona insurance regulations generally limit distributions made by property and casualty insurers in any one year, without prior regulatory approval, to the lesser of 10% of statutory policyholders surplus as of the previous year end or net investment income for the prior year. The maximum dividend that may be paid in 2005 without prior approval of the AZDOI is $0.8 million. Phoenix did not pay any dividends to HFS during 2004 in order to strengthen policyholders' surplus.

     The National Association of Insurance Commissioners ("NAIC") requests property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. Hallmark's 2004, 2003 and 2002 adjusted capital under the RBC calculation exceeded the minimum requirement by 412%, 186% and 143%, respectively. Phoenix's 2004 and 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 254% and 117%, respectively.

 10. Stock Option Plans:

     The Company's 1994 Key Employee Long Term Incentive Plan (the "Employee Plan") and 1994 Non-Employee Director Stock Option Plan (the "Director Plan") both expired in 2004. As of December 31, 2004, there were incentive stock options to purchase 683,500 shares of the Company's common stock outstanding under the Employee Plan and non-qualified stock options to purchase 525,000 shares of the Company's common stock outstanding under the Director Plan. In addition, as of December 31, 2004, there were outstanding non-qualified stock options to purchase 150,000 shares of the Company's common stock granted to certain non-employee directors outside the Director Plan in lieu of fees for service on the Company's board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of the Company's common stock on the date of grant.

     Options granted under the Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Options granted under the Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five years from the date of grant. All options granted under the Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

     A summary of the status of the Company's  stock options  as of December
     31, 2004, 2003 and 2002 and the changes during the years ended on those dates is presented below:

                                         2004                    2003                    2002
                               -----------------------  ----------------------  ----------------------
                                  Number      Weighted     Number     Weighted     Number     Weighted
                               of Shares of    Average  of Shares of   Average  of Shares of   Average
                                Underlying    Exercise   Underlying   Exercise   Underlying   Exercise
                                  Options      Prices      Options     Prices      Options     Prices
                                  -------      ------      -------     ------      -------     ------
     Outstanding at beginning
       of the year              1,263,500     $  0.58    2,379,000    $  0.50    2,679,000    $  0.49
     Granted                      475,000     $  0.59      205,000    $  0.67      200,000    $  0.43
     Exercised                   (105,000)    $  0.45     (575,000)   $  0.39            -          -
     Forfeited                   (275,000)    $  0.45     (745,500)   $  0.49     (500,000)   $  0.41
     Expired                            -           -            -          -            -          -
     Outstanding at end of
       the year                 1,358,500     $  0.62    1,263,500    $  0.58    2,379,000    $  0.50
     Exercisable at end of
       the year                   744,000     $  0.63    1,051,500    $  0.56    1,973,000    $  0.50

     Weighted average fair value
       of all options granted                 $  0.34                 $  0.36                 $  0.22

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2004       2003       2002
                                   --------   --------   --------
     Expected Term                   5.00       5.00       5.00
     Expected Volatility            67.45%     61.05%     53.37%
     Risk-Free Interest Rate         3.12%      2.97%      4.91%

     The following table summarizes information about stock options outstanding at December 31, 2004:

                   Options Outstanding                          Options Exercisable
                   -------------------                          ---------------------
                                 Weighted Avg.                               Weighted
                       Number      Remaining                      Number       Avg.
       Range of      Outstanding  Contractual  Weighted Avg.    Exercisable  Exercise
    Exercise Prices  at 12/31/04  Actual Life  Exercise Price   at 12/31/04   Price
    ---------------  -----------  -----------  --------------   -----------  --------
   $ .37  to  $ .57     632,500        4.6        $  .50          257,500    $  .40
   $ .58  to  $ .69     600,000        3.8        $  .67          373,000    $  .68
   $ .70  to  $1.00     126,000        2.5        $  .97          113,500    $  .98
                      ---------                                 ---------
   $ .37  to  $1.00   1,358,500        4.1        $  .62          744,000    $  .63
                      =========                                 =========


 11. Retirement Plans
     ----------------
     Certain employees of the Commercial Lines Group were participants in a defined benefit cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

     The following tables provide detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2004 and 2003 and for the one month ending December 31, 2002 (in thousands) using a measurement date of November 30. The Company acquired this plan on December 2, 2002 with the acquisition of the Commercial Lines Group.


                                              12 Months  12 Months   1 month
                                                Ending     Ending     Ending
                                               12/31/04   12/31/03   12/31/02
                                               --------   --------   --------
      Assumptions (end of period):
      Discount rate used in determining
        benefit obligation                         5.75%      6.00%      6.50%
      Rate of compensation increase                 N/A        N/A        N/A

      Reconciliation of funded status
        (end of period):
      Vested benefit obligation               $ (13,052) $ (12,482)  $(11,756)
      Accumulated benefit obligation            (13,081)   (12,517)   (11,758)

      Projected benefit obligation              (13,081)   (12,517)   (11,758)
      Fair value of plan assets                  10,901     11,280     11,154
                                               --------   --------   --------
      Funded status                           $  (2,180) $  (1,237) $    (604)
      Unrecognized net obligation                     -          -          -
      Unrecognized prior service cost                 -          -          -
      Unrecognized actuarial (gain)/loss          2,086        887        268
                                               --------   --------   --------
      Prepaid/(accrued) pension cost          $     (94) $    (350) $    (336)
                                               ========   ========   ========
      Changes in projected benefit obligation:
      Benefit obligation as of
        beginning of period                   $  12,517  $  11,758  $  11,794
      Interest cost                                 752        762         64
      Actuarial liability (gain)/loss               830      1,085         (4)
      Benefits paid                              (1,018)    (1,088)       (96)
                                               --------   --------   --------
      Benefit obligation as of end of period  $  13,081  $  12,517  $  11,758
                                               ========   ========   ========


                                              12 Months  12 Months   1 month
                                                Ending     Ending     Ending
                                               12/31/04   12/31/03   12/31/02
                                               --------   --------   --------
      Change in plan assets:
      Fair value of plan assets as of
        beginning of period                   $  11,280  $  11,154  $  11,446
      Actual return on plan assets
        (net of expenses)                           388      1,214       (196)
      Employer contributions                        251          -          -
      Benefits paid                              (1,018)    (1,088)       (96)
                                               --------   --------   --------
      Fair value of plan assets as
        of end of period                      $  10,901  $  11,280  $  11,154
                                               ========   ========   ========
      Net periodic pension cost:
      Service cost - benefits earned
        during the period                     $       -  $       -  $       -
      Interest cost on projected
        benefit obligation                          752        762         64
      Expected return on plan assets               (764)      (749)       (76)
      Amortizations
         Net obligation/(asset)                       -          -          -
         Unrecognized prior service cost              -          -          -
         Unrecognized (gain)/loss                     7          -          -
                                               --------   --------   --------
      Net periodic pension cost (credit)      $      (5) $      13  $     (12)
                                               ========   ========   ========

      Discount rate                                6.00%      6.50%      6.50%
      Expected return on plan assets               7.00%      7.00%      8.00%
      Rate of compensation increase                 N/A        N/A        N/A


      The expected benefit payments under the plan are as follows
      (in thousands):

      2005                 $    910
      2006                 $    919
      2007                 $    916
      2008                 $    896
      2009                 $    883
      2010-2014            $  4,321

      As of December 31, 2004, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, bonds and notes of $4.4 million and equity securities of $6.2 million. As of December 31, 2003, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, bonds and notes of $5.2 million and equity securities of $5.7 million. The Company recorded a $2.2 million pension liability at December 31, 2004, of which, $2.1 million was additional minimum pension liability.

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

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7% long-term rate of return on assets assumption.

      The Company estimates it will contribute $0.1 million to the defined benefit cash balance plan during 2005.

      The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2004 and 2003.

                             12/31/04   12/31/03
                             -------------------
      Asset Category:
      Debt securities           41%        46%
      Equity securities         57%        51%
      Other                      2%         3%
                             -------------------
      Total                    100%       100%
                             ===================


      The Company sponsors a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and the Company may contribute a discretionary amount each year. The Company contributed $0.1 million for each of the twelve months ended December 31, 2004 and 2003.


 12. Income Taxes:
     -------------

     The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2004 and 2003, are as follows:

                                                         2004        2003
                                                       --------    --------
           Deferred tax liabilities:
             Deferred policy acquisition costs        $ ( 2,715)  $ ( 2,429)
             Profit sharing commission                  (    74)    (   357)
             Agency relationship                        (   208)    (   188)
             Goodwill                                   (    59)          -
             Unrealized holding gains on
               investments                              (   312)    (   239)
             Guaranty assessment fund                         -     (    39)
             Fixed asset depreciation                   (   131)    (   130)
             Loss reserve discount                      (    27)    (    53)
             Other                                      (    93)    (   286)
                                                       --------    --------
               Total deferred tax liabilities         $ ( 3,619)  $ ( 3,721)
                                                       ========    ========
           Deferred tax assets:
             Unearned premiums                        $     421   $     379
             Deferred ceding commissions                  3,182       2,839
             Pension liability                              806         421
             Net operating loss carryforward              1,796       1,796
             Allowance for bad debt                         189         141
             Unpaid loss and loss adjustment expense        846         489
             Goodwill                                     1,700       1,782
             Rent reserve                                   126         133
             Investment impairments                         188         207
             Unearned revenue                               289          81
             Risk premium reserve                            42          75
             Other                                           91         223
                                                       --------    --------
               Total deferred tax assets              $   9,676   $   8,566
                                                       ========    ========

            Net deferred tax asset before
              valuation allowance                     $   6,057   $   4,845
            Valuation allowance                             884         884
                                                       --------    --------
              Net deferred tax asset                  $   5,173   $   3,961
                                                       ========    ========

     A valuation allowance is provided against the Company's deferred tax asset to the extent that management does not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $0.9 million at December 31, 2004 and December 31, 2003. The valuation allowance is provided against a net operating loss carryforward subject to limitations on its utilization. Based on the evidence available as of December 31, 2004, management believes that it is more likely than not that the remaining net deferred tax assets will be realized. However, this assessment may change during 2005 if the Company's financial results do not meet management's current expectations.

     A reconciliation of the income tax provisions (in thousands) based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, is as follows:

                                                 2004       2003       2002
                                               --------   --------   --------
      Computed expected income tax provision
        (benefit) at statutory regulatory
        tax rate                              $   3,013  $     233  $      12
      Meals and entertainment                         6          5          1
      Tax exempt interest                       (   309)   (   122)         -
      Dividends received deduction                   33    (    28)         -
      State taxes (net of federal benefit)      (    19)   (     6)         -
      Other                                          29    (    57)         -
                                               --------   --------   --------
      Income tax provision (benefit)          $   2,753  $      25  $      13
                                               ========   ========   ========

      Current income tax provision (benefit)  $   3,540  $ (    89) $ (    32)
      Deferred tax provision (benefit)          (   787)       114         45
                                               --------   --------   --------
      Income tax provision (benefit)          $   2,753  $      25  $      13
                                               ========   ========   ========

     Approximately $0.1 million of the 2004 current income tax provision results from tax deductible goodwill from the Phoenix acquisition.

     The company has available, for federal income tax purposes, unused net operating loss of approximately $5.3 million at December 31, 2004. The losses were acquired as part of the Phoenix acquisition and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. Due to this limitation, the company believes that $2.6 million of the net operating loss carryforwards may expire unutilized. Therefore, a valuation allowance of $2.6 million has been established against these net operating loss carryforwards. The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carryback and carryforward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses (in thousands) will expire, if unused, as follows:

          Year
          ----
          2021                                $  2,600
          2022                                   2,700
                                               -------
                                              $  5,300
                                               =======


 13  Commitments and Contingencies:
     ------------------------------
     The Company has several leases, primarily for office facilities and computer equipment, which expire in various years through 2011. Certain of these leases contain renewal options. Rental expense amounted to $1.2 million, $1.3 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum lease payments (in thousands) under noncancellable operating leases as of December 31, 2004 are as follows:

          Year
          ----
          2005                                $  1,100
          2006                                   1,037
          2007                                   1,007
          2008                                     928
          2009                                     375
          2010 and thereafter                      563
                                               -------
          Total minimum lease payments        $  5,010
                                               =======


     From time to time, assessments are levied on the Company by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, the Company capitalizes the assessments as they are paid and amortizes the capitalized balance against its premium tax expense. There were no assessments during 2004, 2003 or 2002.


 14. Concentrations of Credit Risk:
     ------------------------------
     The Company maintains cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of the depository institutions regularly, and management does not believe excessive risk of depository institution failure exists at December 31, 2004.

     The Company is also subject to credit risk with respect to reinsurers to whom it has ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, the Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, the Company has used financially strong reinsurers with an A.M. Best rating of "A-" or better. The Company discontinued ceding underwriting risk to reinsurers effective April 1, 2003.

     The Company's reinsurance coverage has been substantially provided by Dorinco since July 1, 2000. Effective October 1, 2004, the Company does not utilize any quota share reinsurance. Substantially all of the Company's reinsurance recoverable balance at December 31, 2004 is due from two reinsurers.