Form 10-Q
period 2005-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2005-05-13
CIK 819913

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

          Quarterly report pursuant to Section 13 or 15(d) of the

                      Securities Exchange Act of 1934


               For the quarterly period ended March 31, 2005


                       Commission file number 0-16090


                     Hallmark Financial Services, Inc.

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 36,841,791 shares outstanding as of May 13, 2005.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                       INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at March 31, 2005
 (unaudited) and December 31, 2004                               3

 Consolidated Statements of Operations (unaudited) for
 the three months ended March 31, 2005 and March 31, 2004        4

 Consolidated Statements of Cash Flows (unaudited) for
 the three months ended March 31, 2005 and March 31, 2004        5

 Notes to Consolidated Financial Statements (unaudited)          6

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      March 31     December 31
                    ASSETS                              2005          2004
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)

 Investments:
   Debt securities, available-for-sale,
     at market value                                $    32,687   $    28,206
   Equity securities, available-for-sale,
     at market value                                      3,406         3,580
   Short-term investments, available-for-sale,
     at market value                                      1,633           335
                                                     ----------    ----------
            Total investments                            37,726        32,121

 Cash and cash equivalents                                6,278        12,901
 Restricted cash and investments                          6,480         6,509
 Premiums receivable                                      4,358         4,103
 Accounts receivable                                      2,391         3,494
 Reinsurance recoverable                                  1,937         3,083
 Deferred policy acquisition costs                        7,847         7,475
 Excess of cost over fair value
   of net assets acquired                                 4,836         4,836
 Intangible assets                                          479           486
 Deferred federal income taxes                            5,170         5,173
 Other assets                                             2,483         2,330
                                                     ----------    ----------
            Total assets                            $    79,985   $    82,511
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Unpaid losses and loss adjustment expenses       $    19,205   $    19,648
   Unearned premiums                                      6,786         6,192
   Unearned revenue                                      11,512        11,283
   Accrued agent profit sharing                             458         1,875
   Accrued ceding commission payable                      1,691         1,695
   Pension liability                                      2,160         2,180
   Current federal income tax payable                       166         1,343
   Accounts payable and other accrued expenses            3,995         5,639
                                                     ----------    ----------
            Total liabilities                            45,973        49,855

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.03 par value (authorized
     100,000,000 shares; issued 36,856,610
     shares in 2005 and 2004)                             1,106         1,106
   Capital in excess of par value                        19,640        19,647
   Retained earnings                                     14,918        13,103
   Accumulated other comprehensive income                (1,240)         (759)
   Treasury stock, at cost (354,319 shares
     in 2005 and 379,319 in 2004)                          (412)         (441)
                                                     ----------    ----------
            Total stockholders' equity                   34,012        32,656
                                                     ----------    ----------
                                                       $ 79,985   $    82,511
                                                     ==========    ==========

               The accompanying notes are an integral part
                of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                (In thousands)

                                                        Three Months Ended
                                                             March 31
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
 Gross premiums written                             $    10,634   $     8,753
 Ceded premiums written                                       -            24
                                                     ----------    ----------
   Net premiums written                                  10,634         8,777
   Change in unearned premiums                             (594)         (513)
                                                     ----------    ----------
   Net premiums earned                                   10,040         8,264

 Investment income, net of expenses                         411           279
 Finance charges                                            540           547
 Commission and fees                                      4,812         5,195
 Processing and service fees                              1,634         1,480
 Other income                                                 8             8
                                                     ----------    ----------
    Total revenues                                       17,445        15,773

 Losses and loss adjustment expenses                      6,026         5,227
 Other operating costs and expenses                       8,705         8,439
 Interest expense                                             3            24
 Amortization of intangible asset                             7             7
                                                     ----------    ----------
   Total expenses                                        14,741        13,697

 Income before tax                                        2,704         2,076

 Income tax expense                                         889           664
                                                     ----------    ----------
 Net income                                         $     1,815   $     1,412
                                                     ==========    ==========

 Net income per share:
       Basic                                        $      0.05   $      0.04
                                                     ==========    ==========
       Diluted                                      $      0.05   $      0.04
                                                     ==========    ==========


                The accompanying notes are an integral part
                 of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                                        Three Months Ended
                                                              March 31
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     1,815   $     1,412

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation and amortization expense                    72           112
    Deferred federal income tax expense                     266           177
    Change in prepaid reinsurance premiums                    -           281
    Change in premiums receivable                          (255)         (135)
    Change in accounts receivable                         1,103           (91)
    Change in deferred policy acquisition costs            (372)         (509)
    Change in unpaid losses and loss
      adjustment expenses                                  (443)       (4,694)
    Change in unearned premiums                             594           232
    Change in unearned revenue                              229           688
    Change in accrued agent profit sharing               (1,417)       (1,146)
    Change in reinsurance recoverable                     1,146         3,081
    Change in current federal income tax
      payable/recoverable                                (1,177)          664
    Change in accrued ceding commission payable              (4)            1
    Change in all other liabilities                      (1,618)         (254)
    Change in all other assets                             (180)         (146)
                                                     ----------    ----------
     Net cash used in operating activities                 (241)         (327)
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                      (52)          (46)
   Premium finance notes originated,
     net of finance notes repaid                              -           (68)
   Change in restricted cash and investments                 29        (2,335)
   Purchases of debt and equity securities               (5,076)            -
   Maturities and redemptions of investment
     securities                                               1         1,000
   Net purchases of short-term investments               (1,297)         (110)
                                                     ----------    ----------
     Net cash used in investing activities               (6,395)       (1,559)
                                                     ----------    ----------
 Cash flows from financing activities:
   Proceeds from exercise of employee
     stock options                                           13             -
   Repayment of borrowings                                    -          (182)
                                                     ----------    ----------
     Net cash provided by (used in)
       financing activities                                  13          (182)
                                                     ----------    ----------
 Decrease in cash and cash equivalents                   (6,623)       (2,068)
 Cash and cash equivalents at beginning of period        12,901        10,520
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $     6,278   $     8,452
                                                     ==========    ==========
 Supplemental Cash Flow Information:
   Interest paid                                    $         3   $        24
                                                     ----------    ----------
   Taxes paid                                       $     1,800   $         -
                                                     ----------    ----------

                The accompanying notes are an integral part
                 of the consolidated financial statements

 Item 1.  Notes to Consolidated Financial Statements (Unaudited)

 Note 1 - Summary of Accounting Policies

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of Hallmark Financial Services, Inc. ("HFS") and subsidiaries (collectively, the "Company") as of March 31, 2005 and the consolidated results of operations and cash flows for the periods presented. The preparation of financial statements requires the use of management's estimates. The accompanying financial statements have been prepared by the Company without audit.

     Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("GAAP") have been condensed or omitted. Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2004 for a description of accounting policies and certain other disclosures. Certain items in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

     The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R "Share-Based Payment" ("SFAS 123R"), which revises FASB Statement No. 123 ("SFAS 123") and supersedes APB 25. SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires all such transactions to be accounted for using a fair value based method. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company's consolidated financial statements.



 Note 2 - Equity Compensation Plans

     The Company has stock options outstanding under a stock-based employee compensation plan for key employees and a non-qualified plan for non-employee directors. These plans both expired in 2004 and are described more fully in Note 10 to the Company's Form 10-K for the year ended December 31, 2004. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 and the prospective method of adoption provided under FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                          Three Months Ended
                                                               March 31
        (in thousands)                                     2005        2004
                                                          ------      ------
        Net income as reported                           $ 1,815     $ 1,412

        Add:  Stock-based employee compensation
        expenses included in reported net income,
        net of related tax effects                             6           5

        Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                            (9)         (8)
                                                          ------      ------
        Pro forma net income                             $ 1,812     $ 1,409
                                                          ======      ======
        Earnings per share:
          Basic-as reported                              $  0.05     $  0.04
                                                          ======      ======
          Basic-pro forma                                $  0.05     $  0.04
                                                          ======      ======
          Diluted-as reported                            $  0.05     $  0.04
                                                          ======      ======
          Diluted-pro forma                              $  0.05     $  0.04
                                                          ======      ======

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

     The following is additional business segment information for the three months ended March 31, 2005 and 2004 (in thousands):

                                             Three Months Ended
                                                 March 31,
                                             2005          2004
                                           --------      --------
  Revenues
  --------
    Personal Lines Group                  $  11,161     $  10,259
    Commercial Lines Group                    6,280         5,513
    Corporate                                     4             1
                                           --------      --------
      Consolidated                        $  17,445     $  15,773
                                           ========      ========

  Pre-tax income (loss)
  ---------------------
    Personal Lines Group                  $   2,442    $    1,786
    Commercial Lines Group                    1,068           820
    Corporate                                  (806)         (530)
                                           --------      --------
      Consolidated                        $   2,704     $   2,076
                                           ========      ========


     The following is additional business segment information as of the dates indicated (in thousands):

                                           Mar. 31,      Dec. 31,
                                             2005          2004
                                           --------      --------
               Assets
               ------
        Personal Lines Group              $  61,830     $  63,136
        Commercial Lines Group               17,770        18,557
        Corporate                               385           818
                                           --------      --------
             Consolidated                 $  79,985     $  82,511
                                           ========      ========

 Note 4 - Reinsurance

     Prior to April 1, 2003, Hallmark ceded reinsurance to other companies. These reinsurance arrangements are more fully described in Note 5 to the Company's Form 10-K for the year ended December 31, 2004. The Company remains obligated to its policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Under its prior reinsurance arrangements, the Company continues to earn ceding commissions based on loss ratio experience on the portion of the policies ceded. The Company received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                             Three Months Ended
                                                 March 31,
                                             2005          2004
                                           --------      --------
          Ceded earned premiums           $       -     $     257
          Reinsurance recoveries          $    (391)    $    (326)


 Note 5 - Deferred Policy Acquisition Costs

 Total deferred and amortized policy acquisition costs for the three months ending March 31, 2005 and 2004 (in thousands) were as follows:

                                             Three Months Ended
                                                 March 31,
                                             2005          2004
                                           --------      --------
        Deferred                          $  (6,087)    $  (6,148)
        Amortized                             5,715         5,639
                                           --------      --------
        Net Deferred                      $    (372)    $    (509)
                                           ========      ========


 Note 6 - Earnings per Share

 The Company has adopted the provisions of FASB Statement No. 128 ("SFAS No. 128"), "Earnings Per Share," requiring presentation of both basic and diluted earnings per share.

 The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                    2005          2004
                                                  --------      --------
  Weighted average shares - basic                   36,493        36,443
  Effect of dilutive securities                        694           127
                                                  --------      --------
  Weighted average shares - assuming dilution       37,187        36,570
                                                  ========      ========

 For the three months ended March 31, 2005 and 2004, -0- and 771,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.


 Note 7 - Comprehensive Income

 The following table sets forth comprehensive income for the periods indicated (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                    2005          2004
                                                  --------      --------
 Net Income                                      $   1,815     $   1,412

 Additional pension liability, net of tax               30             -
 Unrealized gain/(loss) on available
   for sale securities, net of tax                    (511)          305
                                                  --------      --------
 Other comprehensive income (loss)                    (481)          305
                                                  --------      --------
 Comprehensive income                            $   1,334     $   1,717
                                                  ========      ========


 Note 8 - Net Periodic Pension Cost

 The Company recognized $16 thousand in net periodic pension cost during the first quarter of 2005. The components of this cost are interest cost of $181 thousand, amortization of net loss of $19 thousand and expected return on plan assets of ($184) thousand.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Management Overview

     Hallmark Financial Services, Inc. ("HFS") and its wholly owned subsidiaries (collectively, the "Company") engage in the sale of property and casualty insurance products. The Company's business involves marketing and underwriting of non-standard automobile insurance primarily in Texas, Arizona, and New Mexico, marketing of commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington, and providing third party claims administration and other insurance related services. The Company pursues its business activities through subsidiaries organized into a Personal Lines Group, which handles non-standard personal automobile insurance, and a Commercial Lines Group, which handles commercial insurance. The members of the Personal Lines Group are American Hallmark Insurance Company of Texas ("Hallmark"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("Phoenix"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency ("AHGA"), a managing general agency; and Hallmark Claims Services ("HCS"), a claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA") and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     During the first quarter of fiscal 2005, total revenues of the Company were $17.4 million, representing a 10.6% increase over the $15.8 million in total revenues for the comparable period of fiscal 2004. For the three months ended March 31, 2005, the Company reported net income of $1.8 million, representing a 28.5% increase over the $1.4 million reported in the first quarter of 2004. On a diluted per share basis, net income was $0.05 for the three months ended March 31, 2005 as compared to $0.04 for the same period in the prior year.

     The increase in total revenues for the quarter ended March 31, 2005 as compared to the first quarter of fiscal 2004 was primarily attributable to increased premium assumption by the Personal Lines Group as a result of changes in Hallmark's reinsurance arrangements and the combined impact of increased premium volume and improved commission terms in the Commercial Lines Group. The increase in net income for the first quarter of 2005 versus the same period in 2004 reflects ongoing initiatives to improve underwriting performance in both operating units, increased premium assumption by the Personal Lines Group and additional commission revenue in the Commercial Lines Group.

 Financial Condition and Liquidity

     The Company's sources of funds are principally derived from insurance related operations. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. Other sources of funds are from financing and investment activities. On a consolidated basis, the Company's cash and investments (excluding restricted cash and investments) at March 31, 2005 were $44.0 million compared to $45.0 million at December 31, 2004.

     Net cash used by the Company's consolidated operating activities was $0.2 million for the first three months of 2005 compared to $0.3 million for the first three months of 2004. The change in operating cash flow primarily resulted from a $1.7 million increase in collected premiums due to more assumed premium than the first quarter of 2004 and a $1.5 million decrease in net loss and loss adjustment expenses paid due to improved underwriting performance, partially offset by a $1.8 million tax deposit made in the first quarter of 2005, incentive compensation payments of $0.9 million paid in the first quarter of 2005 and a $0.1 million reduction in collected ceding commissions due to increased premium assumption.

     Cash used by investing activities during the first three months of 2005 was $6.4 million as compared to $1.6 million for the same period in 2004. The increase in cash used in investing activities is mainly due to the purchase of $5.1 million in debt and equity securities in the first quarter of 2005, the $1.2 million increase in net purchases of short-term investments and the maturity of $1.0 million in debt securities in the first quarter of 2004, partially offset by a transfer of $2.3 million into restricted cash and investments in the first quarter of 2004.

     Cash provided by financing activities was $13 thousand in proceeds from the exercise of employee stock options in the first three months of 2005 as compared to cash used in financing activities of $0.2 million from the repayment on a note payable to Dorinco during the same period in 2004.

     HFS is dependent on dividend payments and management fees from its insurance companies and free cash flow of its non-insurance companies to meet operating expenses and debt obligations. As of March 31, 2005, cash and invested assets of HFS were $0.2 million. Cash and invested assets of non-insurance subsidiaries were $6.6 million as of March 31, 2005. Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2005, Hallmark's ordinary dividend capacity is $1.5 million. Phoenix, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the AZDOI. During 2005, Phoenix's ordinary dividend capacity is $0.8 million. Neither Hallmark nor Phoenix paid a dividend to HFS during the first quarter of 2005.

   The Texas Department of Insurance ("TDI") regulates financial transactions between Hallmark and affiliated companies. Applicable regulations require TDI's approval of management and expense sharing contracts and similar transactions. AHGA paid $0.3 million and $0.2 million in management fees to HFS during the first three months of 2005 and 2004, respectively.

   The AZDOI regulates financial transactions between Phoenix and affiliated companies. Applicable regulations require AZDOI's approval of management and expense sharing contracts and similar transactions. Phoenix paid $0.3 million in management fees to AHGA during the first three months of 2005 and 2004, respectively.

 Results of Operations

     Income before tax was $2.7 million for the quarter ended March 31, 2005, compared to $2.1 million for the same period in 2004. The improvement in pre-tax earnings for the first quarter of 2005 compared to the first quarter of 2004 reflects increased premium assumption and improved underwriting results in the Personal Lines Group and additional commission revenue in the Commercial Lines Group from increased premium volume and improved commission terms.

     The following is additional business segment information for the three months ended March 31 (in thousands):

                                     2005         2004
                                   --------     --------
                Revenues
                --------
        Personal Lines Group      $  11,161    $  10,259
        Commercial Lines Group        6,280        5,513
        Corporate                         4            1
                                   --------     --------
             Consolidated         $  17,445    $  15,773
                                   ========     ========

         Pre-tax income (loss)
         ---------------------
        Personal Lines Group      $   2,442    $   1,786
        Commercial Lines Group        1,068          820
        Corporate                      (806)        (530)
                                   --------     --------
             Consolidated         $   2,704    $   2,076
                                   ========     ========


 Personal Lines Group

     Net premium written increased $1.9 million during the first quarter of 2005 to $10.6 million compared to $8.8 million in the first quarter of 2004. The increase is due mainly to Hallmark assuming 100% of the Texas non-standard automobile business produced by AHGA and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, Hallmark assumed only 45% of this business. Total premium production for the first quarter of 2005 declined $2.3 million, or 18.3%, from the $12.9 million produced in the first quarter of 2004. The decline in produced premium is reflective of increased competition from newly capitalized entities entering the marketplace that are requiring premium growth either organically or through acquisitions to meet expected revenue targets and return on equity. This pressure has resulted in a general bias towards neutral overall rate adjustments with targeted rate decreases.

     Revenue for the Personal Lines Group increased 8.8% for the first quarter of 2005 to $11.2 million from $10.3 million for the same period in 2004. Increased net premium earned of $1.8 million due to higher assumed premium volume is the primary cause of this increase. This increase in net premiums earned was partially offset by a $0.9 million decrease in ceding commission income due to Hallmark assuming 100% of the Texas non-standard automobile business effective October 1, 2004.

     Pre-tax income for the Personal Lines Group increased $0.7 million, or 36.7% for the first quarter of 2005 compared to the first quarter of 2004. Approximately $0.3 million of the increase in pre-tax income was due to improved loss experience as evidenced by a loss ratio (defined as loss and loss adjustment expenses divided by net premiums earned) of 60.2% for the first quarter of 2005 as compared to 63.6% for the same period in 2004. Taking into consideration the effect on ceding commissions, increased loss and loss adjustment expenses and premium production costs, the changes in premium volume produced and assumed contributed $0.1 million to the increase in pre-tax income. Lower salary and related expenses contributed $0.2 million and increased investment income contributed $0.1 million to the increased pre-tax income for the first quarter of 2005 over 2004.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $6.3 million for the first quarter of 2005 was $0.8 million more than the $5.5 million reported in the first quarter of 2004. This 13.9% increase in total revenue was primarily due to additional commission revenue of $0.6 million in the first quarter of 2005 as compared to the same period in 2004. Increased commercial premium volume and improved commission terms were the primary causes of the increased commission revenue for the quarter. Earned premium generated by the Commercial Lines Group for the first quarter of 2005 was $18.9 million as compared to $17.5 million in the first quarter of 2004. The Company does not bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in the Company's reported results.

     Pre-tax income for the Commercial Lines Group of $1.1 million for the first quarter of 2005 increased $0.3 million, or 30.2%, over the $0.8 million reported for the first quarter of 2004. Increased revenue, as discussed above, is the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.4 million due to the increased premium volume and increased salary and related expenses of $0.1 million.

 Corporate

      Corporate pre-tax loss was $0.8 million for the first quarter of 2005 as compared to $0.5 million for the same period in 2004. The increase was due mostly to the transfer of accounting positions from both the Personal Lines and Commercial Lines Groups to Corporate.

 Strategic Initiatives

      The Company is in the process of implementing a strategic plan intended to enhance its opportunities for profitable growth. The primary elements of this strategic plan are (i) the infusion of additional working capital,
 (ii) the realignment and expansion of the Company's insurance operations, and (iii) the enhancement of the Company's financial strength ratings. Management believes that the successful implementation of these and other related initiatives will position the Company to increase gross premium written, reduce reliance on reinsurance, pursue geographic expansion, withstand soft market conditions and explore strategic acquisitions. However, there is no assurance that all elements of this strategic plan will be successfully completed or that any of the desired objectives will be attained.

      As a part of the first element of this strategic plan, the Company is presently offering additional shares of its common stock exclusively to its existing shareholders pursuant to a rights offering (Form S-3 Registration Statement No. 333-123993) scheduled to conclude on May 31, 2005. The successful completion of this offering will add approximately $45.0 million to the working capital of the Company. In addition, the Company is presently evaluating alternatives for a $30.0 million private debt issuance to further enhance working capital sufficiently to achieve the desired financial strength ratings. This new indebtedness could be in the form of trust preferred securities, senior or subordinated notes, surplus notes or bank term loans, or could be comprised of any combination of these debt vehicles. However, the structure and terms of this new indebtedness have not yet been finalized. Therefore, there is no assurance that this placement of debt instruments can be completed on acceptable terms.

      The Company has filed applications with insurance regulators in Texas, New Mexico, Idaho, Oregon and Washington to obtain a certificate of authority for Hallmark, as an admitted property and casualty company, to underwrite commercial insurance policies similar to those presently marketed by our Commercial Lines Group on behalf of a third party. Upon approval of these applications and the infusion of additional working capital, the Company intends to consolidate the underwriting of all of its non-standard automobile insurance in Phoenix and begin underwriting commercial insurance through Hallmark. As a result, Hallmark would become a component of the Commercial Lines Group. However, there is no assurance that the necessary regulatory approval can be timely obtained or that the Company will successfully implement the realignment of its insurance operations.

      Management believes that enhancing the financial strength ratings of the Company's insurance subsidiaries is critical to fully achieving the objectives of this strategic plan. The Company has presented the strategic plan to its primary rating agency and is confident that, upon full implementation of the plan, the financial strength ratings of Phoenix and Hallmark will be upgraded. In order to maintain these ratings, the capitalization and operating performance of the Company's insurance subsidiaries must be consistent with projections provided to the rating agency. There is no assurance that the Company will be able to satisfy the conditions to obtain and maintain these improved financial strength ratings.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      As of March 31, 2005, there had been no material changes in the market risks described in the Company's Form 10-K for the year ended December 31, 2004.


 Item 4.  Controls and Procedures.

     The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company's disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The Chief Executive Officer and Chief Financial Officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under such Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

            None.


  Item 3.   Defaults Upon Senior Securities.

            None.


  Item 4.   Submission of Matters to a Vote of Security Holders.

            None.


  Item 5.   Other Information.

            None.


  Item 6.   Exhibits and Reports on Form 8-K.

        (a) The exhibit listed in the Exhibit Index appearing on page 18 is filed herewith.

        (b) The Company filed the following reports on Form 8-K during the first quarter of 2005.

               Form 8-K filed March 9, 2005 announcing the approval of bonuses for each of the Company's executive officers.

               Form 8-K filed March 31, 2005 containing a press release announcing the financial results for the fourth quarter and year-ended December 31, 2004.



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

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: May 13, 2005          /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman
                             (Chief Executive Officer)


 Date: May 13, 2005          /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Executive Vice President
                             (Chief Operating Officer and Chief Financial
                             Officer)