Form 10-Q
period 2005-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2005-08-05
CIK 819913

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2005

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 86,841,791 shares outstanding as of August 5, 2005.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                     INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at June 30, 2005                    3
 (unaudited) and December 31, 2004

 Consolidated Statements of Operations (unaudited)               4
 for the three months and six months ended June 30, 2005 and June 30, 2004

 Consolidated Statements of Stockholders' Equity and             5
 Comprehensive Income (unaudited) for the three months and six months ended June 30, 2005 and June 30, 2004

 Consolidated Statements of Cash Flows (unaudited) for           6
 the six months ended June 30, 2005 and June 30, 2004

 Notes to Consolidated Financial Statements (unaudited)          7

                       Hallmark Financial Services, Inc.
                          Consolidated Balance Sheets
                               ($ in thousands)

                                                      June 30     December 31
                    ASSETS                              2005          2004
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)
 Investments:
   Debt securities, available-for-sale,
     at market value                                $    35,223   $    28,206
   Equity securities, available-for-sale,
     at market value                                      4,315         3,580
   Short-term investments, available-for-sale,
     at market value                                        335           335
                                                     ----------    ----------
            Total investments                            39,873        32,121

 Cash and cash equivalents                               81,756        12,901
 Restricted cash and investments                          6,579         6,509
 Premiums receivable                                      3,832         4,103
 Accounts receivable                                      2,411         3,494
 Reinsurance recoverable                                  1,431         3,083
 Deferred policy acquisition costs                        8,103         7,475
 Excess of cost over fair value
   of net assets acquired                                 4,836         4,836
 Intangible assets                                          472           486
 Deferred federal income taxes                            4,782         5,173
 Other assets                                             3,973         2,330
                                                     ----------    ----------
            Total assets                            $   158,048   $    82,511
                                                     ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Unpaid losses and loss adjustment expenses          $ 18,501    $   19,648
   Unearned premiums                                      5,962         6,192
   Unearned revenue                                      12,122        11,283
   Note payable                                          30,928             -
   Accrued agent profit sharing                             941         1,875
   Accrued ceding commission payable                      1,201         1,695
   Pension liability                                      2,145         2,180
   Current federal income tax payable                       183         1,343
   Accounts payable and other accrued expenses            4,620         5,639
                                                     ----------    ----------
            Total liabilities                            76,603        49,855

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.03 par value (authorized
     100,000,000 shares; issued 86,856,610
     shares in 2005 and 36,856,610 shares
     in 2004)                                             2,606         1,106
   Additional paid in capital                            62,898        19,647
   Retained earnings                                     16,922        13,103
   Accumulated other comprehensive income                  (964)         (759)
   Treasury stock, at cost (14,819 shares
     in 2005 and 379,319 in 2004)                           (17)         (441)
                                                     ----------    ----------
            Total stockholders' equity                   81,445        32,656
                                                     ----------    ----------
                                                    $   158,048   $    82,511
                                                     ==========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       Hallmark Financial Services, Inc.
                     Consolidated Statements of Operations
                                 (Unaudited)
                   ($ in thousands, except per share amounts)


                                         Three Months Ended            Six Months Ended
                                              June 30                      June 30
                                        ---------------------       ----------------------
                                          2005         2004           2005          2004
                                        --------     --------       --------      --------
 Gross premiums written                $   8,839    $   7,011      $  19,473     $  15,764
 Ceded premiums written                        -            1              -            25
                                        --------     --------       --------      --------
   Net premiums written                    8,839        7,012         19,473        15,789
   Change in unearned premiums               824          932            230           419
                                        --------     --------       --------      --------
   Net premiums earned                     9,663        7,944         19,703        16,208

 Investment income, net of expenses          451          344            862           623
 Realized loss                               (41)           -            (41)            -
 Finance charges                             509          536          1,049         1,083
 Commission and fees                       5,628        5,295         10,440        10,490
 Processing and service fees               1,570        1,524          3,204         3,004
 Other income                                  5            7             13            15
                                        --------     --------       --------      --------
   Total revenues                         17,785       15,650         35,230        31,423

 Losses and loss adjustment expenses       5,515        4,422         11,541         9,649
 Other operating costs and expenses        9,150        9,004         17,855        17,443
 Interest expense                            102           21            105            45
 Amortization of intangible asset              7            7             14            14
                                        --------     --------       --------      --------
   Total expenses                         14,774       13,454         29,515        27,151

 Income before tax                         3,011        2,196          5,715         4,272

 Income tax expense                        1,007          703          1,896         1,367
                                        --------     --------       --------      --------
 Net income                            $   2,004    $   1,493      $   3,819     $   2,905
                                        ========     ========       ========      ========

 Net income per share:
       Basic                           $    0.03    $    0.04      $    0.08     $    0.07
                                        ========     ========       ========      ========
       Diluted                         $    0.03    $    0.04      $    0.07     $    0.07
                                        ========     ========       ========      ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       Hallmark Financial Services, Inc.
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 (Unaudited)
                               ($ in thousands)


                                         Three Months Ended            Six Months Ended
                                              June 30                      June 30
                                        ---------------------       ----------------------
                                          2005         2004           2005          2004
                                        --------     --------       --------      --------
 Common Stock
 Balance, beginning of period          $   1,106    $   1,106      $   1,106     $   1,106
 Issuance of common stock in
   rights offering (50,000,000
   shares in 2005)                         1,500            -          1,500             -
                                        --------     --------       --------      --------
 Balance, end of period                    2,606        1,106          2,606         1,106

 Additional Paid-In Capital
 Balance, beginning of period             19,640       19,641         19,647        19,693
 Issuance of common stock in
   rights offering (50,000,000
   shares in 2005), net of $78
   in expenses                            43,422            -         43,422             -
 Equity based compensation                    14            7             23            14
 Exercise of stock options                  (178)           -           (194)          (59)
                                        --------     --------       --------      --------
 Balance, end of period                   62,898       19,648         62,898        19,648

 Retained Earnings
 Balance, beginning of period             14,918        8,666         13,103         7,254
 Net income                                2,004        1,493          3,819         2,905
                                        --------     --------       --------      --------
 Balance, end of period                   16,922       10,159         16,922        10,159

 Accumulated Other Comprehensive
   Income (Loss)
 Balance, beginning of period             (1,240)         212           (759)          (93)
 Additional minimum pension liability,
   net of tax                                  -            -             30             -
 Unrealized gains (losses) on
   securities, net of tax                    276         (683)          (235)         (378)
                                        --------     --------       --------      --------
 Balance, end of period                     (964)        (471)          (964)         (471)

 Treasury Stock
 Balance, beginning of period               (412)        (476)          (441)         (563)
 Exercise of stock options                   395            -            424            87
                                        --------     --------       --------      --------
 Balance, end of period                      (17)        (476)           (17)         (476)

                                        --------------------------------------------------
 Stockholders' Equity                  $  81,445    $  29,966      $  81,445     $  29,966
                                        ==================================================

 Net income                            $   2,004    $   1,493      $   3,819     $   2,905
 Additional minimum pension
   liability, net of tax                       -            -             30             -
 Unrealized gains (losses)
   on securities, net of tax                 276         (683)          (235)         (378)
                                        --------------------------------------------------
 Comprehensive Income                  $   2,280    $     810      $   3,614     $   2,527
                                        ==================================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       Hallmark Financial Services, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                ($ in thousands)

                                                        Six Months Ended
                                                             June 30
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     3,819   $     2,905

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation and amortization expense                   178           224
    Deferred federal income tax expense                     512           122
    Realized loss on investments                             41             -
    Change in prepaid reinsurance premiums                    -           283
    Change in premiums receivable                           271           313
    Change in accounts receivable                         1,083           739
    Change in deferred policy acquisition costs            (628)         (597)
    Change in unpaid losses and loss adjustment
      expenses                                           (1,147)       (6,290)
    Change in unearned premiums                            (230)         (702)
    Change in unearned revenue                              839         1,420
    Change in accrued agent profit sharing                 (934)         (826)
    Change in reinsurance recoverable                     1,652         5,350
    Change in current federal income tax payable/
      recoverable                                        (1,160)          745
    Change in accrued ceding commission payable            (494)           44
    Change in all other liabilities                      (1,024)         (661)
    Change in all other assets                             (601)         (297)
                                                     ----------    ----------
      Net cash provided by operating activities           2,177         2,772
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                     (164)          (75)
   Premium finance notes repaid,
     net of finance notes originated                          -            51
   Change in restricted cash and investments                (70)       (3,269)
   Purchases of debt and equity securities               (8,802)       (1,138)
   Maturities and redemptions of investment
     securities                                             538         2,634
   Net purchases of short-term investments                    3        (2,376)
                                                     ----------    ----------
   Net cash used in investing activities                 (8,495)       (4,173)
                                                     ----------    ----------
 Cash flows from financing activities:
    Proceeds from exercise of employee stock options        230            28
    Proceeds from stockholder rights offering            44,922             -
    Proceeds (repayments) of borrowings                  30,928          (364)
    Debt issuance costs                                    (907)            -
                                                     ----------    ----------
        Net cash provided by (used in)
          financing activities                           75,173          (336)
                                                     ----------    ----------
 Decrease in cash and cash equivalents                   68,855        (1,737)
 Cash and cash equivalents at beginning of period        12,901        10,520
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $    81,756   $     8,783
                                                     ==========    ==========

 Supplemental Cash Flow Information:
   Interest paid                                    $         8   $        45
                                                     ----------    ----------
   Taxes paid                                       $     2,554   $       500
                                                     ----------    ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      Hallmark Financial Services, Inc.
            Notes to Consolidated Financial Statements (Unaudited)


 1. General

     Hallmark Financial Services, Inc., ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products. Our business involves the marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington; affiliate and third party claims administration; and other insurance related services. We pursue our business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark Insurance Company of Texas ("AHIC"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("PIIC"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; and Hallmark Claims Services, Inc. ("HCS"), an affiliate and third party claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"), and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     During the second quarter of 2005, we completed a $45.0 million shareholder rights offering and a $30.0 million private placement of trust preferred securities. As a result of these capital enhancements, A.M. Best announced on June 21, 2005 the upgrades of the financial strength ratings of AHIC to A- (excellent) from B (fair) and PIIC to B+ (very good) from B-
 (fair).

     During the third quarter of 2005, we intend to begin underwriting and issuing AHIC policies for the commercial insurance business produced by HGA in order to capture the underwriting margin that is currently paid to a third party insurer. After we have obtained all required regulatory approvals, we also intend to consolidate the underwriting of our non-standard personal automobile insurance business into PIIC during the third quarter of 2005. As a result of these changes, we expect AHIC to become a part of the Commercial Lines Group during the third quarter of 2005.


 2. Basis of Presentation

     Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include our accounts and the accounts of our subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2004 included in our report on Form 10-K filed with the SEC.

     The interim financial data as of June 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     Reclassification

     Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effect on net income or stockholders' equity.

     Use of Estimates in the Preparation of the Financial Statements

      Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R "Share-Based Payment" ("SFAS 123R"), which revises FASB Statement No. 123 ("SFAS 123") and supersedes APB 25. SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. In April 2005, the SEC deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on our results of operations or financial position.


 3. Equity Compensation Plans

     We have stock options outstanding under stock-based compensation plans for key employees and non-employee directors. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, and the prospective method of adoption provided under FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
  (in thousands)                 2005          2004       2005          2004
                                -------      -------     -------      -------
  Net income as reported       $  2,004     $  1,493    $  3,819     $  2,905

  Add:  Stock-based employee
  compensation expenses
  included in reported net
  income, net of related
  tax effects                         9            5          15           10

  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effect         (12)          (9)        (21)         (17)
                                -------      -------     -------      -------
  Pro forma net income         $  2,001     $  1,489    $  3,813     $  2,898
                                =======      =======     =======      =======
  Earnings per share:
    Basic-as reported          $   0.03     $   0.04    $   0.08     $   0.07
                                =======      =======     =======      =======
    Basic-pro forma            $   0.03     $   0.04    $   0.07     $   0.07
                                =======      =======     =======      =======
    Diluted-as reported        $   0.03     $   0.04    $   0.07     $   0.07
                                =======      =======     =======      =======
    Diluted-pro forma          $   0.03     $   0.03    $   0.07     $   0.07
                                =======      =======     =======      =======


 4. Segment Information

     The following is business segment information for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2005          2004       2005          2004
                                -------      -------     -------      -------
 Revenues
 --------
   Personal Lines Group        $ 11,195     $  9,956    $ 22,356     $ 20,215
   Commercial Lines Group         6,575        5,693      12,855       11,206
   Corporate                         15            1          19            2
                                -------      -------     -------      -------
     Consolidated              $ 17,785     $ 15,650    $ 35,230     $ 31,423
                                =======      =======     =======      =======
 Pre-tax income (loss)
 ---------------------
   Personal Lines Group        $  2,460     $  2,099    $  4,902    $   3,885
   Commercial Lines Group         1,472          735       2,540        1,555
   Corporate                       (921)        (638)     (1,727)      (1,168 )
                                -------      -------     -------      -------
     Consolidated              $  3,011     $  2,196    $  5,715     $  4,272
                                =======      =======     =======      =======

     The following is additional business segment information as of the dates indicated (in thousands):

                                       June 30, 2005       Dec. 31, 2004
                                       -------------       -------------
                  Assets
                  ------
        Personal Lines Group             $   80,701          $   63,136
        Commercial Lines Group               75,197              18,557
        Corporate                             2,150                 818
                                          ---------           ---------
             Consolidated                $  158,048          $   82,511
                                          =========           =========

 5. Reinsurance

     Prior to April 1, 2003, AHIC ceded reinsurance to other companies. These reinsurance arrangements are more fully described in Note 5 to the Company's Form 10-K for the year ended December 31, 2004. We remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Under our prior reinsurance arrangements, we continue to earn ceding commissions based on incurred loss experience on the portion of the policies ceded. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2005          2004       2005          2004
                                -------      -------     -------      -------

     Ceded earned premiums     $      -     $      1    $      -     $    258
     Reinsurance recoveries    $     10     $    537    $   (381)    $    211


 6. Note Payable

      On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of June 30, 2005, the note balance was $30.9 million.


 7. Credit Facility

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended on July 15, 2005, to reduce the interest rate. Under this credit facility, the maximum amount available to us from time to time is $7.5 million, which may include up to $2.0 million under a revolving line of credit, up to $3.5 million in five-year term loans and up to $7.5 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest at an annual rate of three month LIBOR plus 2.00% and we will pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2005, there were no outstanding amounts due under our credit facility, and we were in compliance with all of our covenants.


 8. Deferred Policy Acquisition Costs

     The  following   table  shows  total   deferred  and  amortized   policy
 acquisition costs by period (in thousands):

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2005          2004       2005          2004
                                -------      -------     -------      -------
        Deferred               $ (5,537)    $ (5,189)   $(11,624)    $(11,337)
        Amortized                 5,280        5,101      10,996       10,740
                                -------      -------     -------      -------
        Net Deferred           $   (257)    $    (88)   $   (628)    $   (597)
                                =======      =======     =======      =======


 9. Earnings per Share

      The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  2005          2004      2005          2004
                                 -------      -------    -------      -------
 Weighted average shares - basic  59,270       42,417     50,916       42,395
 Effect of dilutive securities       535          164        615          139
                                 -------      -------    -------      -------
 Weighted average shares -
   assuming dilution              59,805       42,581     51,531       42,534
                                 =======      =======    =======      =======

      For the three and six months ended June 30, 2004, 126,000 shares and 526,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. There were no outstanding stock options that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005.

      In accordance with FASB Statement No. 128 "Earnings Per Share" ("SFAS 128"), we have restated the basic and diluted weighted average shares outstanding for the three months and six months ended June 30, 2004 for the effect of a bonus element from our stockholder rights offering that was successfully completed in the second quarter of 2005. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.


 10. Net Periodic Pension Cost

     We have recognized $33 thousand in net periodic pension cost during the first six months of 2005. The components of this cost are interest cost of $363 thousand, amortization of net loss of $38 thousand and expected return on plan assets of ($368) thousand.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Introduction

     Hallmark Financial Services, Inc., ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products. Our business involves the marketing and underwriting of non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing commercial insurance in Texas, New Mexico, Idaho, Oregon and Washington; affiliate and third party claims administration; and other insurance related services. We pursue our business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are American Hallmark Insurance Company of Texas ("AHIC"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("PIIC"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; and Hallmark Claims Services, Inc. ("HCS"), an affiliate and third party claims administrator. The members of the Commercial Lines Group are a managing general agency, Hallmark General Agency, Inc. ("HGA"), and a third party claims administrator, Effective Claims Management, Inc. ("ECM").

     During the second quarter of 2005, we completed a $45.0 million shareholder rights offering and a $30.0 million private placement of trust preferred securities. As a result of these capital enhancements, A.M. Best announced on June 21, 2005 the upgrades of the financial strength ratings of AHIC to A- (excellent) from B (fair) and PIIC to B+ (very good) from B-
 (fair).

     During the third quarter of 2005, we intend to begin underwriting and issuing AHIC policies for the commercial insurance business produced by HGA in order to capture the underwriting margin that is currently paid to a third party insurer. After we have obtained all required regulatory approvals, we also intend to consolidate the underwriting of our non-standard personal automobile insurance business into PIIC during the third quarter of 2005. As a result of these changes, we expect AHIC to become a part of the Commercial Lines Group during the third quarter of 2005.


 Financial Condition and Liquidity

     Sources and uses of funds. Our sources of funds are from insurance related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. On a consolidated basis, our cash and investments (excluding restricted cash and investments) at June 30, 2005 were $121.6 million compared to $45.0 million at December 31, 2004. Most of this increase was attributable to net proceeds of $44.9 million from a stockholder rights offering and $29.1 million from the issuance of trust preferred securities.

     Net cash provided by our consolidated operating activities was $2.2 million for the first six months of 2005 compared to $2.8 million for the first six months of 2004. The decrease in operating cash flow primarily resulted from increased tax payments of $2.0 million over the prior year and increased paid operating expenses of $0.5 million caused mostly by incentive compensation payments of $0.9 million paid in the first quarter of 2005. These amounts were partially offset by $1.9 million from increased retention of non-standard automobile premium in 2005 and increased commercial premium production, net of resulting paid loss and loss adjustment expenses, collected ceding commissions and claims fees.

     Cash used by investing activities during the first six months of 2005 was $8.5 million as compared to $4.2 million for the same period in 2004. The increase in cash used in investing activities is mainly due to increased purchases of debt and equity securities of $7.7 million and a decrease in net maturities and redemptions of securities of $2.1 million. These were partially offset by a $3.2 million decrease in cash and investments transferred to restricted accounts and a $2.4 million decrease in net purchases of short-term investments.

     Cash provided by financing activities during the first six months of 2005 was $75.2 million as compared to cash used in financing activities of $0.3 million for the same period of 2004. The cash provided in 2005 was from net proceeds of $44.9 million from the stockholder rights offering, $30.0 million from the issuance of trust preferred securities, net of related debt issuance costs and $0.2 million from the exercise of stock options. The cash used in 2004 was from $0.4 million repaid on a note payable that was partially offset by $28 thousand in proceeds from the exercise of stock options.

     As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2005, Hallmark had $0.2 million in cash and invested assets. Cash and invested assets of our non-insurance subsidiaries were $7.0 million as of June 30, 2005.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Texas Department of Insurance ("TDI"), to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2005, AHIC's ordinary dividend capacity is $1.5 million. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance ("AZDOI"). During 2005, PIIC's ordinary dividend capacity is $0.8 million. Neither AHIC nor PIIC paid a dividend to Hallmark during the first six months of 2005.

     TDI regulates financial transactions between AHIC and affiliated companies. Applicable regulations require TDI's approval of management fees, expense sharing contracts and similar transactions. AHGA paid $0.8 million and $0.3 million in management fees to Hallmark during the first six months of 2005 and 2004, respectively.

     AZDOI regulates financial transactions between PIIC and affiliated companies. Applicable regulations require AZDOI's approval of management fees, expense sharing contracts and similar transactions. PIIC paid $0.6 million in management fees to AHGA during the first six months of both 2005 and 2004.

     Credit facility. On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended on July 15, 2005, to reduce the interest rate. Under this credit facility, the maximum amount available to us from time to time is $7.5 million, which may include up to $2.0 million under a revolving line of credit, up to $3.5 million in five-year term loans and up to $7.5 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest at an annual rate of three month LIBOR plus 2.00% and we will pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2005, there were no outstanding amounts due under our credit facility, and we were in compliance with all of our covenants.

     Trust preferred securities. On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of June 30, 2005, the note balance was $30.9 million.

 Results of Operations

     Management Overview. During the second quarter of fiscal 2005, our total revenues were $17.8 million, representing a 13.6% increase over the $15.7 million in total revenues for the comparable period of fiscal 2004. For the first six months of fiscal 2005, our total revenues were $35.2 million, which was 12.1% more than the $31.4 million in total revenues for the comparable period in fiscal 2004. We reported net income of $2.0 million and $3.8 million for the three and six months ended June 30, 2005, respectively. This represents a 34.2% and 31.5% increase over our net income for the three and six months ended June 30, 2004, respectively. On a diluted per share basis, net income was $0.03 and $0.07 for the three and six months ended June 30, 2005, respectively, as compared to $0.04 and $0.07 for the same periods in the prior year. During the second quarter of 2005, we issued 50.0 million shares in a stockholder rights offering, which diluted the per share results in 2005 as compared to 2004.

     The increase in total revenues for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 was primarily attributable to increased premium assumption by the Personal Lines Group as a result of changes in Hallmark's reinsurance arrangements and to the combined impact of increased premium volume and improved commission terms in the Commercial Lines Group. The increase in net income for the first six months of 2005 versus the same period in 2004 reflects ongoing initiatives to improve underwriting performance in both operating units, increased premium assumption by the Personal Lines Group and additional commission revenue in the Commercial Lines Group.

     The following is additional business segment information for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2005          2004       2005          2004
                                -------      -------     -------      -------
 Revenues
 --------
   Personal Lines Group        $ 11,195     $  9,956    $ 22,356     $ 20,215
   Commercial Lines Group         6,575        5,693      12,855       11,206
   Corporate                         15            1          19            2
                                -------      -------     -------      -------
     Consolidated              $ 17,785     $ 15,650    $ 35,230     $ 31,423
                                =======      =======     =======      =======
 Pre-tax income (loss)
 ---------------------
   Personal Lines Group        $  2,460     $  2,099    $  4,902    $   3,885
   Commercial Lines Group         1,472          735       2,540        1,555
   Corporate                       (921)        (638)     (1,727)      (1,168)
                                -------      -------     -------      -------
     Consolidated              $  3,011     $  2,196    $  5,715     $  4,272
                                =======      =======     =======      =======

 Second Quarter 2005 as compared to the Second Quarter 2004

 Personal Lines Group

     Net premium written increased $1.8 million during the second quarter of 2005 to $8.8 million compared to $7.0 million in the second quarter of 2004. The increase was due mainly to AHIC assuming 100% of the Texas non-standard automobile business produced by AHGA and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, AHIC assumed only 45% of this business. Total premium production for the second quarter of 2005 declined $1.5 million, or 14.7%, from the $10.4 million produced in the second quarter of 2004. The decline in produced premium was reflective of increased competition.

     Revenue for the Personal Lines Group increased 12.4% to $11.2 million for the second quarter of 2005 from $10.0 million for the same period in 2004. Increased net premium earned of $1.7 million due to higher assumed premium volume was the primary cause of this increase. This increase in net premiums earned was partially offset by a $0.4 million decrease in ceding commission income due to AHIC assuming 100% of the Texas non-standard automobile business effective October 1, 2004.

     Pre-tax income for the Personal Lines Group increased $0.4 million, or 17.2%, for the second quarter of 2005 compared to the second quarter of 2004. Taking into consideration the effect on ceding commissions, increased loss and loss adjustment expenses and premium production costs, the changes in premium volume produced and assumed contributed $0.2 million to the increase in pre-tax income. Lower salary and related expenses contributed $0.1 million, lower technical service costs from integrating PIIC's back office systems that were previously outsourced contributed $0.1 million and increased investment income contributed $0.1 million to the increased pre-tax income for the second quarter of 2005. These increases were partially offset by a loss ratio (defined as loss and loss adjustment expenses divided by net premiums earned) of 57.2% for the second quarter of 2005 as compared to 56.0% for the same period in 2004, which decreased pre-tax income by $0.1 million.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $6.6 million for the second quarter of 2005 was $0.9 million more than the $5.7 million reported in the second quarter of 2004. This 15.5% increase in total revenue was primarily due to additional commission revenue of $0.7 million in the first quarter of 2005 as compared to the same period in 2004. Increased commercial premium volume and improved commission terms were the primary causes of the increased commission revenue for the quarter. Earned premium generated by the Commercial Lines Group for the second quarter of 2005 was $19.2 million as compared to $18.1 million in the second quarter of 2004. We do not currently bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in our reported results.

     Pre-tax income for the Commercial Lines Group of $1.5 million for the second quarter of 2005 increased $0.7 million, or 100.3%, over the $0.7 million reported for the second quarter of 2004. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.2 million attributable to the increased premium volume.

 Corporate

      Corporate pre-tax loss was $0.9 million for the second quarter of 2005 as compared to $0.6 million for the same period in 2004. The increase was due mostly to the transfer of accounting positions from both the Personal Lines Group and Commercial Lines Group to Corporate.

 Year-to-Date 2005 as compared to Year-to-Date 2004

 Personal Lines Group

     Net premium written increased $3.7 million during the first six months of 2005 to $19.5 million compared to $15.8 million in the same period of 2004. The increase was due mainly to AHIC assuming 100% of the Texas non-standard automobile business produced by AHGA and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, AHIC assumed only 45% of this business. Total premium production for the first six months of 2005 declined $3.9 million, or 16.7%, from the $23.2 million produced in the first six months of 2004. The decline in produced premium was reflective of increased competition.

     Revenue for the Personal Lines Group increased 10.6% to $22.4 million for the first six months of 2005 from $20.2 million for the same period in 2004. Increased net premium earned of $3.5 million due to higher assumed premium volume was the primary cause of this increase. This increase in net premiums earned was partially offset by a $1.3 million decrease in ceding commission income due to AHIC assuming 100% of the Texas non-standard automobile business effective October 1, 2004.

     Pre-tax income for the Personal Lines Group increased $1.0 million, or 26.2%, for the first six months of 2005 compared to the same period of 2004.
  Taking into consideration the effect on ceding commissions, increased loss and loss adjustment expenses and premium production costs, the changes in premium volume produced and assumed contributed approximately $0.3 million to the increase in pre-tax income. Lower technical service costs from integrating PIIC's back office systems that were previously outsourced contributed $0.3 million, lower salary and related expenses contributed $0.2 million, and a loss ratio of 58.7% for the first six months of 2005 as compared to 59.9% for the same period in 2004 contributed $0.2 million to the increase in pre-tax income.

 Commercial Lines Group

     Total revenue for the Commercial Lines Group of $12.8 million for the first six months of 2005 was $1.6 million more than the $11.2 million reported in the same period of 2004. This 14.7% increase in total revenue was primarily due to additional commission revenue of $1.3 million in the first six months of 2005 as compared to the same period in 2004. Increased commercial premium volume and improved commission terms were the primary causes of the increased commission revenue. There was also additional claim fee revenue of $0.3 million due to increased commercial premium produced in 2005. Earned premium generated by the Commercial Lines Group for the first six months of 2005 was $38.1 million as compared to $35.6 million in the same period of 2004. We do not currently bear the primary underwriting risk for this business and, therefore, the resulting premiums and claims are not reflected in our reported results.

     Pre-tax income for the Commercial Lines Group of $2.5 million for the first six months of 2005 increased $1.0 million, or 63.3%, over the $1.5 million reported for the same period of 2004. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional agent commissions of $0.6 million attributable to the increased premium volume.

 Corporate

      Corporate pre-tax loss was $1.7 million for the first six months of 2005 as compared to $1.2 million for the same period in 2004. The increase was due mostly to the transfer of accounting positions from both the Personal Lines Group and Commercial Lines Group to Corporate.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      As of June 30, 2005, there had been no material changes in the market risks described in the Company's Form 10-K for the year ended December 31, 2004.


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

          None.


 Item 3.  Defaults Upon Senior Securities.

          None.


 Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The Company's Annual Meeting of Shareholders was held on May 26, 2005. Of the 36,856,610 shares of common stock of the Company entitled to vote at the meeting, 35,970,948 shares were present in person or by proxy.

          (b) At the Annual Meeting, the following individuals were elected to serve as directors of the Company and received the number of votes set forth opposite their respective names:

                      Director                  Shares Voted For
                   --------------               ----------------
                   Mark E. Schwarz                 35,951,338

                   James H. Graves                 35,967,538

                   George R. Manser                35,967,538

                   Scott T. Berlin                 35,967,538

                   James C. Epstein                35,967,388

          (c) At the Annual Meeting, the 2005 Long Term Incentive Plan was approved with 25,327,777 shares voting for the Plan. There was no other business to come before the Annual Meeting.


 Item 5.  Other Information.

          None.


 Item 6.  Exhibits.

          The following exhibits are filed herewith or incorporated herein by reference:

    Exhibit
    Number                       Description
    ------                       -----------

     3(a) Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

     3(b)     By-Laws of the registrant, as amended.

     4(a) Specimen certificate for Common Stock, $0.03 par value per share, of the registrant (incorporated by reference to Exhibit 4 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

     4(b) Indenture dated as of June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Form 8-K filed June 27,
              2005).

     4(c) Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant's Form 8-K filed June 27, 2005).

     4(d)     Form of Junior Subordinated Debt Security Due 2035
              (incorporated by reference to Exhibit 4.1 to the registrant's Form 8-K filed June 27, 2005).

     4(e) Form of Capital Security Certificate (incorporated by reference to Exhibit 4.2 to the registrant's Form 8-K filed June 27, 2005).

     4(f) Credit Agreement dated June 29, 2005, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant's Form 8-K filed July 6, 2005).

     4(g) First Amendment to Credit Agreement dated July 15, 2005, between Hallmark Financial Services, Inc. and The Frost National Bank.


    Exhibit
    Number                       Description
    ------                       -----------
    31(a) Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    31(b) Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    32(a)     Certification of Chief Executive Officer Pursuant to 18
              U.S.C. 1350.

    32(b)     Certification of Chief Financial Officer Pursuant to 18
              U.S.C. 1350.


                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)



 Date: August 5, 2005        /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman
                             (Chief Executive Officer)


 Date: August 5, 2005        /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Executive Vice President
                             (Chief Operating Officer and Chief Financial
                             Officer)