Form 10-Q
period 2005-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2005-11-14
CIK 819913

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2005

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


 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 86,841,791 shares outstanding as of November 14, 2005.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                      INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at September 30, 2005
 (unaudited) and December 31, 2004                               3

 Consolidated Statements of Operations (unaudited)
 for the three months and nine months ended September 30,
 2005 and September 30, 2004                                     4

 Consolidated Statements of Stockholders' Equity and
 Comprehensive Income (unaudited) for the three months
 and nine months ended September 30, 2005 and
 September 30, 2004                                              5

 Consolidated Statements of Cash Flows (unaudited) for
 the nine months ended September 30, 2005 and
 September 30, 2004                                              6

 Notes to Consolidated Financial Statements (unaudited)          7

                       Hallmark Financial Services, Inc.
                          Consolidated Balance Sheets
                               ($ in thousands)


                                                    September 30  December 31
                    ASSETS                              2005          2004
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)

 Investments:
   Debt securities, available-for-sale,
     at market value                                $    82,414   $    28,206
   Equity securities, available-for-sale,
     at market value                                      4,259         3,580
   Short-term investments, available-for-sale,
     at market value                                     12,171           335
                                                     ----------    ----------
            Total investments                            98,844        32,121

 Cash and cash equivalents                               34,650        12,901
 Restricted cash and investments                          8,589         6,509
 Premiums receivable                                     34,296         4,103
 Accounts receivable                                      2,241         3,494
 Prepaid reinsurance premium                                297             -
 Reinsurance recoverable                                  1,046         3,083
 Deferred policy acquisition costs                       13,605         7,475
 Excess of cost over fair value
   of net assets acquired                                 4,836         4,836
 Intangible assets                                          466           486
 Current federal income tax recoverable                     779             -
 Deferred federal income taxes                            3,672         5,173
 Other assets                                             5,848         2,330
                                                     ----------    ----------
            Total assets                            $   209,169   $    82,511
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Unpaid losses and loss adjustment expenses       $    22,185   $    19,648
   Unearned premiums                                     30,195         6,192
   Unearned revenue                                       9,598        11,283
   Note payable                                          30,928             -
   Accrued agent profit sharing                           1,379         1,875
   Accrued ceding commission payable                     11,373         1,695
   Pension liability                                      2,112         2,180
   Current federal income tax payable                         -         1,343
   Payable for securities                                11,835             -
   Accounts payable and other accrued expenses            6,489         5,639
                                                     ----------    ----------
            Total liabilities                           126,094        49,855

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.03 par value (authorized
     100,000,000 shares; issued 86,856,610
     shares in 2005 and 36,856,610 shares
     in 2004)                                             2,606         1,106
   Additional paid in capital                            62,887        19,647
   Retained earnings                                     19,395        13,103
   Accumulated other comprehensive income (loss)         (1,796)         (759)
   Treasury stock, at cost (14,819 shares in
     2005 and 379,319 in 2004)                              (17)         (441)
                                                     ----------    ----------
            Total stockholders' equity                   83,075        32,656
                                                     ----------    ----------
                                                    $   209,169   $    82,511
                                                     ==========    ==========

              The accompanying notes are an integral part
                of the consolidated financial statements


                       Hallmark Financial Services, Inc.
                     Consolidated Statements of Operations
                                 (Unaudited)
                   ($ in thousands, except per share amounts)


                                         Three Months Ended           Nine Months Ended
                                            September 30                September 30
                                        ---------------------       ---------------------
                                          2005         2004           2005         2004
                                        --------     --------       --------     --------
 Gross premiums written                $  43,512    $   7,410      $  62,985    $  23,174
 Ceded premiums written                     (552)           -           (552)          25
                                        --------     --------       --------     --------
   Net premiums written                   42,960        7,410         62,433       23,199
   Change in unearned premiums           (23,936)          54        (23,706)         473
                                        --------     --------       --------     --------
   Net premiums earned                    19,024        7,464         38,727       23,672

 Investment income, net of expenses        1,412          371          2,274          994
 Realized gain (loss)                         93          (57)            52          (57)
 Finance charges                             487          561          1,536        1,644
 Commission and fees                       3,094        5,745         13,534       16,235
 Processing and service fees               1,048        1,556          4,252        4,560
 Other income                                  9            6             22           21
                                        --------     --------       --------     --------
   Total revenues                         25,167       15,646         60,397       47,069

 Losses and loss adjustment expenses      11,043        4,451         22,584       14,100
 Other operating costs and expenses        9,897        8,903         27,752       26,346
 Interest expense                            559           16            664           61
 Amortization of intangible asset             17            7             31           21
                                        --------     --------       --------     --------
   Total expenses                         21,516       13,377         51,031       40,528

 Income before tax                         3,651        2,269          9,366        6,541

 Income tax expense                        1,178          726          3,074        2,093
                                        --------     --------       --------     --------
 Net income                             $  2,473    $   1,543      $   6,292    $   4,448
                                        ========     ========       ========     ========

 Net income per share:
       Basic                           $    0.03    $    0.04      $    0.10    $    0.10
                                        ========     ========       ========     ========

       Diluted                         $    0.03    $    0.04      $    0.10    $    0.10
                                        ========     ========       ========     ========


                  The accompanying notes are an integral part of the consolidated financial statements


                       Hallmark Financial Services, Inc.
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 (Unaudited)
                               ($ in thousands)


                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                          2005         2004           2005         2004
                                        --------     --------       --------     --------
 Common Stock
 Balance, beginning of period          $   2,606    $   1,106      $   1,106    $   1,106
 Issuance of common stock in
   rights offering (50,000,000
   shares in 2005)                             -            -          1,500            -
                                        --------     --------       --------     --------
 Balance, end of period                    2,606        1,106          2,606        1,106

 Additional Paid-In Capital
 Balance, beginning of period             62,898       19,648         19,647       19,693
 Issuance of common stock in
   rights offering (50,000,000
   shares in 2005), net of $109
   in expenses                               (31)           -         43,391            -
 Equity based compensation                    20            6             43           20
 Exercise of stock options                     -          (15)          (194)         (74)
                                        --------     --------       --------     --------
 Balance, end of period                   62,887       19,639         62,887       19,639

 Retained Earnings
 Balance, beginning of period             16,922       10,159         13,103        7,254
 Net income                                2,473        1,543          6,292        4,448
                                        --------     --------       --------     --------
 Balance, end of period                   19,395       11,702         19,395       11,702

 Accumulated Other Comprehensive
   Income (Loss)
 Balance, beginning of period               (964)        (471)          (759)        (93)
 Additional minimum pension liability,
   net of tax                                  -            -             30           -
 Unrealized gains (losses) on
   securities, net of tax                   (832)         460         (1,067)          82
                                        --------     --------       --------     --------
 Balance, end of period                   (1,796)         (11)        (1,796)         (11)

 Treasury Stock
 Balance, beginning of period                (17)        (476)          (441)        (563)
 Exercise of stock options                     -           35            424          122
                                        --------     --------       --------     --------
 Balance, end of period                      (17)        (441)           (17)        (441)

                                        -------------------------------------------------
 Stockholders' Equity                  $  83,075    $  31,995      $  83,075    $  31,995
                                        =================================================

 Net income                            $   2,473    $   1,543      $   6,292    $   4,448
 Additional minimum pension
   liability, net of tax                       -            -             30            -
 Unrealized gains (losses)
   on securities, net of tax                (832)         460         (1,067)          82
                                        -------------------------------------------------
 Comprehensive Income                  $   1,641    $   2,003      $   5,255    $   4,530
                                        =================================================

                   The accompanying notes are an integral part of the consolidated financial statements


                       Hallmark Financial Services, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                ($ in thousands)

                                                        Nine Months Ended
                                                          September 30
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------

 Cash flows from operating activities:
   Net income                                       $     6,292   $     4,448

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation and amortization expense                   289           341
    Deferred federal income tax expense                   2,051          (124)
    Realized (gain) loss on investments                     (52)           57
    Change in prepaid reinsurance premiums                 (297)          281
    Change in premiums receivable                       (30,193)          664
    Change in accounts receivable                         1,253         1,324
    Change in deferred policy acquisition costs          (6,130)         (493)
    Change in unpaid losses and loss adjustment
      expenses                                            2,537        (7,486)
    Change in unearned premiums                          24,003          (754)
    Change in unearned revenue                           (1,685)        1,482
    Change in accrued agent profit sharing                 (496)         (512)
    Change in reinsurance recoverable                     2,037         5,541
    Change in current federal income tax
      payable/recoverable                                (2,121)        1,717
    Change in accrued ceding commission payable           9,678          (142)
    Change in all other liabilities                         812          (989)
    Change in all other assets                           (2,354)         (394)
                                                     ----------    ----------
      Net cash provided by operating activities           5,624         4,961
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                     (275)         (364)
   Premium finance notes repaid,
     net of finance notes originated                          -            52
   Change in restricted cash and investments             (2,080)       (3,467)
   Purchases of debt and equity securities              (57,901)       (2,506)
   Maturities and redemptions of investment
     securities                                           1,237         3,411
   Net purchases of short-term investments                    2        (2,376)
                                                     ----------    ----------
      Net cash used in investing activities             (59,017)       (5,250)
                                                     ----------    ----------
 Cash flows from financing activities:
   Proceeds from exercise of employee stock options         230            48
   Proceeds from stockholder rights offering             44,891             -
   Proceeds of borrowings                                30,928             -
   Debt issuance costs                                     (907)         (991)
                                                     ----------    ----------
      Net cash provided by (used in)
        financing activities                             75,142          (943)
                                                     ----------    ----------
 Increase (decrease) in cash and cash equivalents        21,749        (1,232)
 Cash and cash equivalents at beginning of period        12,901        10,520
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $    34,650   $     9,288
                                                     ==========    ==========
 Supplemental Cash Flow Information:
   Interest paid                                    $       567   $        61
                                                     ----------    ----------
   Taxes paid                                       $     3,144   $       500
                                                     ----------    ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      Hallmark Financial Services, Inc.
            Notes to Consolidated Financial Statements (Unaudited)


 1. General

     Hallmark Financial Services, Inc., ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products. Our business involves marketing and underwriting non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing and underwriting commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana and Washington; affiliate and third party claims administration; and other insurance related services. We pursue our business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are currently American Hallmark Insurance Company of Texas ("AHIC"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("PIIC"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; and Hallmark Claims Services, Inc. ("HCS"), an affiliate and third party claims administrator. The members of the Commercial Lines Group are AHIC, Hallmark General Agency, Inc. ("HGA"), a managing general agency, and Effective Claims Management, Inc. ("ECM"), a third party claims administrator. AHIC began transitioning to the Commercial Lines Group during the third quarter of 2005.

     During the second quarter of 2005, we completed a $45.0 million shareholder rights offering and a $30.0 million private placement of trust preferred securities. As a result of these capital enhancements, A.M. Best announced on June 21, 2005 the upgrades of the financial strength ratings of AHIC to A- (excellent) from B (fair) and PIIC to B+ (very good) from B-
 (fair).

     During the third quarter of 2005, we began underwriting and issuing AHIC policies for the commercial insurance business produced by HGA, in order to capture the underwriting margin that had previously been paid to a third party insurer. After we have obtained all required regulatory approvals, we intend to consolidate the underwriting of our non-standard personal automobile insurance business into PIIC, at which time AHIC will solely be a member of the Commercial Lines Group.


 2. Basis of Presentation

     Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC.

     The interim financial data as of September 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                                --------------------     --------------------
  (in thousands)                 2005          2004       2005          2004
                                -------      -------     -------      -------
  Net income as reported       $  2,473     $  1,543    $  6,292     $  4,448

  Add:  Stock-based employee
  compensation expenses
  included in reported net
  income, net of related
  tax effects                        13            5          28           15

  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effect         (16)          (8)        (37)         (25)
                                -------      -------     -------      -------
  Pro forma net income         $  2,470     $  1,540    $  6,283     $  4,438
                                =======      =======     =======      =======

  Earnings per share:
    Basic-as reported          $   0.03     $   0.04    $   0.10     $   0.10
                                =======      =======     =======      =======
    Basic-pro forma            $   0.03     $   0.04    $   0.10     $   0.10
                                =======      =======     =======      =======
    Diluted-as reported        $   0.03     $   0.04    $   0.10     $   0.10
                                =======      =======     =======      =======
    Diluted-pro forma          $   0.03     $   0.04    $   0.10     $   0.10
                                =======      =======     =======      =======


 4. Segment Information

     The following is business segment information for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                --------------------     --------------------
                                 2005          2004       2005          2004
                                -------      -------     -------      -------
 Revenues
 --------
   Personal Lines Group        $ 10,814     $  9,321    $ 33,169     $ 29,538
   Commercial Lines Group        14,339        6,325      27,194       17,529
   Corporate                         14            -          34            2
                                -------      -------     -------      -------
   Consolidated                $ 25,167     $ 15,646    $ 60,397     $ 47,069
                                =======      =======     =======      =======

 Pre-tax income (loss)
 ---------------------
   Personal Lines Group        $  2,790     $  1,873    $  7,666     $  5,759
   Commercial Lines Group         2,196        1,167       4,761        2,719
   Corporate                     (1,335)        (771)     (3,061)      (1,937)
                                -------      -------     -------      -------
   Consolidated                $  3,651     $  2,269    $  9,366     $  6,541
                                =======      =======     =======      =======

     The following is additional business segment information as of the dates indicated (in thousands):

                                       Sept. 30, 2005      Dec. 31, 2004
                                       -------------       -------------
                  Assets
                  ------
        Personal Lines Group             $   80,050          $   63,136
        Commercial Lines Group              126,202              18,557
        Corporate                             2,917                 818
                                          ---------           ---------
             Consolidated                $  209,169          $   82,511
                                          =========           =========


 5. Reinsurance

     Prior to April 1, 2003, AHIC ceded reinsurance to other companies. These reinsurance arrangements are more fully described in Note 5 to the Company's Form 10-K for the year ended December 31, 2004. In the third quarter of 2005, AHIC began ceding reinsurance to other companies for coverage on AHIC policies issued by HGA. We remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.

     Under some of our reinsurance arrangements, we continue to earn ceding commissions based on incurred loss experience on the portion of the policies ceded. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                --------------------     --------------------
                                 2005          2004       2005          2004
                                -------      -------     -------      -------

  Ceded earned premiums        $    255     $     (2)   $    255     $    256
  Reinsurance recoveries       $   (118)    $    563    $   (499)    $    774


 6. Note Payable

      On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of September 30, 2005, the note balance was $30.9 million.


 7. Credit Facility

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended on July 15, 2005, to reduce the interest rate. Under this credit facility, the maximum amount available to us from time to time is $7.5 million, which may include up to $2.0 million under a revolving line of credit, up to $3.5 million in five-year term loans and up to $7.5 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest at an annual rate of three month LIBOR plus 2.00% and we will pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2005, there were no outstanding amounts due under our credit facility, and we were in compliance with or had obtained waivers of all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between HGA and Clarendon National Insurance Company ("Clarendon") effective July 1, 2004.


 8. Deferred Policy Acquisition Costs

     The  following   table  shows  total   deferred  and  amortized   policy
 acquisition costs by period (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                --------------------     --------------------
                                 2005          2004       2005          2004
                                -------      -------     -------      -------
        Deferred               $(14,252)    $ (5,940)   $(25,877)    $(17,277)
        Amortized                 8,751        6,044      19,747       16,784
                                -------      -------     -------      -------
        Net Deferred           $ (5,501)    $    104    $ (6,130)    $   (493)
                                =======      =======     =======      =======


 9. Earnings per Share

      The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                   Three Months Ended        Nine Months Ended
                                     September 30,           September 30,
                                 --------------------    --------------------
                                  2005          2004      2005          2004
                                 -------      -------    -------      -------
 Weighted average shares - basic  86,842       42,430     65,045       42,407
 Effect of dilutive securities       624          283        602          193
                                 -------      -------    -------      -------
 Weighted average shares -
   assuming dilution              87,466       42,713     65,647       42,600
                                 =======      =======    =======      =======

      For the three and nine months ended September 30, 2004, 100,000 shares and 125,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. There were no outstanding stock options that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005.

      In accordance with FASB Statement No. 128 "Earnings Per Share" ("SFAS 128"), we have restated the basic and diluted weighted average shares outstanding for the three months and nine months ended September 30, 2004 for the effect of a bonus element from our stockholder rights offering that was successfully completed in the second quarter of 2005. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.


 10. Net Periodic Pension Cost

      We have recognized $49 thousand in net periodic pension cost during the first nine months of 2005. The components of this cost are interest cost of $544 thousand, amortization of net loss of $57 thousand and expected return on plan assets of ($552) thousand.


 11.  Subsequent Event

      On November 9, 2005 we executed a definitive agreement to acquire Texas General Agency, Inc. ("TGA") and certain affiliates. TGA is a managing general agency involved in the marketing and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile and general liability risks. The acquisition will also include TGA's wholly-owned insurance subsidiary, Gulf States Insurance Company, which reinsures a portion of the business written by TGA, as well as TGA Special Risk, Inc., which brokers mobile home insurance. Closing conditions include, among other things, execution of employment agreements between TGA and the three individual sellers, obtaining consent to the transaction from the Oklahoma Commissioner of Insurance, and Hallmark's prior or contemporaneous acquisition of an affiliated entity, Pan American Acceptance Corporation. The transaction is expected to be effective as of January 1, 2006.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Introduction

     Hallmark Financial Services, Inc., ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products. Our business involves marketing and underwriting non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing and underwriting commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana and Washington; affiliate and third party claims administration; and other insurance related services. We pursue our business activities through integrated insurance groups handling non-standard personal automobile insurance (the "Personal Lines Group") and commercial insurance (the "Commercial Lines Group"). The members of the Personal Lines Group are currently American Hallmark Insurance Company of Texas ("AHIC"), an authorized Texas property and casualty insurance company; Phoenix Indemnity Insurance Company ("PIIC"), an authorized Arizona property and casualty insurance company; American Hallmark General Agency, Inc. ("AHGA"), a managing general agency; and Hallmark Claims Services, Inc. ("HCS"), an affiliate and third party claims administrator. The members of the Commercial Lines Group are AHIC, Hallmark General Agency, Inc. ("HGA"), a managing general agency, and Effective Claims Management, Inc. ("ECM"), a third party claims administrator. AHIC began transitioning to the Commercial Lines Group during the third quarter of 2005.

     During the second quarter of 2005, we completed a $45.0 million shareholder rights offering and a $30.0 million private placement of trust preferred securities. As a result of these capital enhancements, A.M. Best announced on June 21, 2005 the upgrades of the financial strength ratings of AHIC to A- (excellent) from B (fair) and PIIC to B+ (very good) from B-
 (fair).

     During the third quarter of 2005, we began underwriting and issuing AHIC policies for the commercial insurance business produced by HGA, in order to capture the underwriting margin that had previously been paid to a third party insurer. After we have obtained all required regulatory approvals, we intend to consolidate the underwriting of our non-standard personal automobile insurance business into PIIC, at which time AHIC will solely be a member of the Commercial Lines Group.


 Financial Condition and Liquidity

     Sources and uses of funds. Our sources of funds are from insurance related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. On a consolidated basis, our cash and investments (excluding restricted cash and investments) at September 30, 2005 were $133.5 million compared to $45.0 million at December 31, 2004. Most of this increase is attributable to net proceeds of $44.9 million from a stockholder rights offering and $29.1 million from the issuance of trust preferred securities during the second quarter of 2005.

     Net cash provided by our consolidated operating activities was $5.6 million for the first nine months of 2005 compared to $5.0 million for the first nine months of 2004. The increase in operating cash flow primarily resulted from increased premiums collected of $8.4 million due to the assumption from Clarendon of business produced by HGA and the issuance of AHIC policies for business produced by HGA since July 1, 2005. Also contributing to the increase in collected premium is the 100% retention of the Texas non-standard auto premium produced by AHGA. Prior to October 1, 2004, we retained only 45% of this business. Partially offsetting the increased operating cash flow is a $5.5 million increase in paid operating expenses due mostly to additional ceding commissions paid to Clarendon for the assumed premium, paid incentive compensation and paid retail agent profit sharing commissions. Also partially offsetting the increased operating cash flow is a $2.2 million increase in paid loss and loss adjustment expenses due mostly to the AHIC direct and assumed business produced by HGA in the third quarter of 2005.

     Cash used by investing activities during the first nine months of 2005 was $59.0 million as compared to $5.3 million for the same period in 2004. The increase in cash used in investing activities is mainly due to increased purchases of debt and equity securities of $55.4 million and a decrease in net maturities and redemptions of securities of $2.2 million. These uses of cash were partially offset by a $2.4 million decrease in net purchases of short-term investments and a $1.4 million decrease in cash and investments transferred to restricted accounts.

     Cash provided by financing activities during the first nine months of 2005 was $75.1 million as compared to cash used in financing activities of $0.9 million for the same period of 2004. The cash provided in 2005 was from net proceeds of $44.9 million from the stockholder rights offering, $30.0 million from the issuance of trust preferred securities net of debt issuance costs and $0.2 million from the exercise of stock options. The cash used in 2004 was from $1.0 million repaid on a note payable that was partially offset by $48 thousand in proceeds from the exercise of stock options.

     As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2005, Hallmark had $1.4 million in cash and invested assets. Cash and invested assets of our non-insurance subsidiaries were $3.6 million as of September 30, 2005.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Texas Department of Insurance ("TDI"), to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2005, AHIC's ordinary dividend capacity is $1.5 million. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance ("AZDOI"). During 2005, PIIC's ordinary dividend capacity is $0.8 million. Neither AHIC nor PIIC paid a dividend to Hallmark during the first nine months of 2005.

     TDI regulates financial transactions between AHIC and affiliated companies. Applicable regulations require TDI's approval of management fees, expense sharing contracts and similar transactions. AHGA paid $1.2 million and $0.5 million in management fees to Hallmark during the first nine months of 2005 and 2004, respectively.

     AZDOI regulates financial transactions between PIIC and affiliated companies. Applicable regulations require AZDOI's approval of management fees, expense sharing contracts and similar transactions. PIIC paid $0.9 million in management fees to AHGA during the first nine months of 2005 and 2004, respectively.

     Credit facility. On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended on July 15, 2005, to reduce the interest rate. Under this credit facility, the maximum amount available to us from time to time is $7.5 million, which may include up to $2.0 million under a revolving line of credit, up to $3.5 million in five-year term loans and up to $7.5 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest at an annual rate of three month LIBOR plus 2.00% and we will pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2005, there were no outstanding amounts due under our credit facility, and we were in compliance with or had obtained waivers all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between HGA and Clarendon effective July 1, 2004.

     Trust preferred securities. On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of September 30, 2005, the note balance was $30.9 million.

 Results of Operations

     Management Overview. During the third quarter of fiscal 2005, our total revenues were $25.2 million, representing a 60.9% increase over the $15.6 million in total revenues for the comparable period of fiscal 2004. For the first nine months of fiscal 2005, our total revenues were $60.4 million, which was 28.3% more than the $47.1 million in total revenues for the comparable period in fiscal 2004. We reported net income of $2.5 million and $6.3 million for the three and nine months ended September 30, 2005, respectively. This represents a 60.3% and 41.5% increase over our net income for the three and nine months ended September 30, 2004, respectively.
  On a diluted per share basis, net income was $0.03 and $0.10 for the three and nine months ended September 30, 2005, respectively, as compared to $0.04 and $0.10 for the same periods in the prior year. During the second quarter of 2005, we issued 50.0 million shares in a stockholder rights offering, resulting in a decrease in the per share results between periods.

     The increase in total revenues for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 was primarily attributable to the issuance of AHIC policies for the commercial insurance business produced by HGA and the assumption of premium from Clarendon for business produced by HGA . Also contributing to the increase in revenues is increased premium assumed by the Personal Lines Group as a result of changes in Hallmark's reinsurance arrangements. The increase in net income for the first nine months of 2005 versus the same period in 2004 reflects ongoing initiatives to improve underwriting performance in both operating units, increased premium assumption by the Personal Lines Group, and increased investment income.

     The following is additional business segment information for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                --------------------     --------------------
                                 2005          2004       2005          2004
                                -------      -------     -------      -------
 Revenues
 --------
   Personal Lines Group        $ 10,814     $  9,321    $ 33,169     $ 29,538
   Commercial Lines Group        14,339        6,325      27,194       17,529
   Corporate                         14            -          34            2
                                -------      -------     -------      -------
   Consolidated                $ 25,167     $ 15,646    $ 60,397     $ 47,069
                                =======      =======     =======      =======

 Pre-tax income (loss)
 ---------------------
   Personal Lines Group        $  2,790     $  1,873    $  7,666     $  5,759
   Commercial Lines Group         2,196        1,167       4,761        2,719
   Corporate                     (1,335)        (771)     (3,061)      (1,937)
                                -------      -------     -------      -------
   Consolidated                $  3,651     $  2,269    $  9,366     $  6,541
                                =======      =======     =======      =======


 Third Quarter 2005 as compared to the Third Quarter 2004

 Personal Lines Group

     Net premium written increased $1.2 million during the third quarter of 2005 to $8.6 million compared to $7.4 million in the third quarter of 2004. The increase was due mainly to AHIC assuming 100% of the Texas non-standard automobile business produced by AHGA and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, AHIC assumed only 45% of this business. Total premium production for the third quarter of 2005 declined $1.8 million, or 17.1%, from the $10.5 million produced in the third quarter of 2004. The decline in produced premium was reflective of increased competition.

     Revenue for the Personal Lines Group increased 16.0% to $10.8 million for the third quarter of 2005 from $9.3 million for the same period in 2004. Increased net premium earned of $1.5 million due to higher assumed premium volume was the primary cause of this increase. Also driving the increased revenue was a $0.4 million increase in investment income due to an increase in the investment portfolio from the completion of our capital plan. These increases were partially offset by a $0.4 million decrease in ceding commission income due to AHIC assuming 100% of the Texas non-standard automobile business effective October 1, 2004.

     Pre-tax income for the Personal Lines Group increased $0.9 million, or 49.0%, for the third quarter of 2005 compared to the third quarter of 2004. Net investment income and realized gains and losses contributed $0.6 million to the increase in pre-tax income for the quarter. Taking into consideration the effect on ceding commissions, loss and loss adjustment expenses and premium production costs, the changes in premium volume produced and assumed contributed $0.2 million to the increase in pre-tax income. Lower salary and related expenses contributed $0.1 million and lower technical service costs from integrating PIIC's back office systems that were previously outsourced contributed $0.1 million. These increases were partially offset by a loss ratio (defined as loss and loss adjustment expenses divided by net premiums earned) of 60.6% for the third quarter of 2005 as compared to 60.0% for the same period in 2004, which decreased pre-tax income by $0.1 million.

 Commercial Lines Group

     Beginning in the third quarter of 2005, the Commercial Lines Group began retaining written premium through AHIC. The Commercial Lines Group written premium was accomplished through the assumption of in-force policies from Clarendon at July 1, 2005, the assumption of Clarendon policies issued subsequent to July 1, 2005, and the issuance of AHIC policies. This resulted in net written premium for the Commercial Lines Group of $34.3 million for the quarter ended September 30, 2005.

     Total revenue for the Commercial Lines Group of $14.3 million for the third quarter of 2005 was $8.0 million more than the $6.3 million reported in the third quarter of 2004. This 126.7% increase in total revenue was primarily due to net premiums earned of $10.1 million for the quarter from the issuance of AHIC policies and the assumption of premium from Clarendon for business produced by HGA. Increased net investment income contributed $0.6 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $2.3 million and lower processing and service fees of $0.4 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure. Total earned premium generated by the Commercial Lines Group (including premium retained by Clarendon) for the third quarter of 2005 was $19.8 million as compared to $18.3 million in the third quarter of 2004.

     Pre-tax income for the Commercial Lines Group of $2.2 million for the third quarter of 2005 increased $1.0 million, or 88.2%, over the $1.2 million reported for the third quarter of 2004. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by loss and loss adjustment expenses of $5.6 million and additional production expenses of $1.3 million.

 Corporate

      Corporate pre-tax loss was $1.3 million for the third quarter of 2005 as compared to $0.8 million for the same period in 2004. The increase was primarily due to additional interest expense on the trust preferred securities issued in June 2005.

 Year-to-Date 2005 as compared to Year-to-Date 2004

 Personal Lines Group

     Net premium written increased $4.9 million during the first nine months of 2005 to $28.1 million compared to $23.2 million in the same period of 2004. The increase was due mainly to AHIC assuming 100% of the Texas non-standard automobile business produced by AHGA and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, AHIC assumed only 45% of this business. Total premium production for the first nine months of 2005 declined $5.6 million, or 16.6%, from the $33.7 million produced in the first nine months of 2004. The decline in produced premium was reflective of increased competition.

     Revenue for the Personal Lines Group increased 12.3% to $33.2 million for the first nine months of 2005 from $29.5 million for the same period in 2004. Increased net premium earned of $5.0 million due to higher assumed premium volume was the primary cause of this increase. Also driving the increased revenue was a $0.6 million increase in investment income due to an increase in the investment portfolio from the completion of our capital plan. These increases were partially offset by a $1.7 million decrease in ceding commission income due to AHIC assuming 100% of the Texas non-standard automobile business effective October 1, 2004.

     Pre-tax income for the Personal Lines Group increased $1.9 million, or 33.1%, for the first nine months of 2005 compared to the same period of 2004. Net investment income and realized gains and losses contributed $0.7 million to the increase in pre-tax income for the first nine months of 2005. Taking into consideration the effect on ceding commissions, loss and loss adjustment expenses and premium production costs, the changes in premium volume produced and assumed contributed approximately $0.5 million to the increase in pre-tax income. Lower technical service costs from integrating PIIC's back office systems that were previously outsourced contributed $0.3 million, lower salary and related expenses contributed $0.3 million, and a loss ratio of 59.3% for the first nine months of 2005 as compared to 59.9% for the same period in 2004 contributed $0.2 million to the increase in pre-tax income.

 Commercial Lines Group

     Beginning in the third quarter of 2005, the Commercial Lines Group began retaining written premium through AHIC. The Commercial Lines Group written premium was accomplished through the assumption of in-force policies from Clarendon at July 1, 2005, the assumption of Clarendon policies issued subsequent to July 1, 2005, and the issuance of AHIC policies. This resulted in net written premium for the Commercial Lines Group of $34.3 million for the year ended September 30, 2005.

     Total revenue for the Commercial Lines Group of $27.2 million for the first nine months of 2005 was $9.7 million more than the $17.5 million reported in the first nine months of 2004. This 55.1% increase in total revenue was primarily due to net premiums earned of $10.1 million for the first nine months of 2005 from the issuance of AHIC policies and the assumption of premium from Clarendon for business produced by HGA. Increased net investment income contributed $0.7 million to the increase in revenue. These increases in revenue were partially offset by lower ceding commission revenue of $1.0 million and lower processing and service fees of $0.1 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure. Total earned premium generated by the Commercial Lines Group (including premium retained by Clarendon) for the first nine months of 2005 was $57.9 million as compared to $53.9 million for the first nine months of 2004.

     Pre-tax income for the Commercial Lines Group of $4.8 million for the first nine months of 2005 increased $2.0 million, or 75.1%, over the $2.7 million reported for the same period of 2004. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by loss and loss adjustment expenses of $5.6 million and additional production expenses of $1.9 million.

 Corporate

      Corporate pre-tax loss was $3.1 million for the first nine months of 2005 as compared to $1.9 million for the same period in 2004. The increase was due to additional interest expense of $0.6 million from the issuance of trust preferred securities in June 2005, as well as the transfer of accounting positions from both the Personal Lines Group and Commercial Lines Group to Corporate.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      As of September 30, 2005, there had been no material changes in the market risks described in the Company's Form 10-K for the year ended December 31, 2004.


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

     3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Form 10-Q for the quarter ended June 30, 2005).

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

     4(g) First Amendment to Credit Agreement dated July 15, 2005, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to
              Exhibit 4(g) to the registrant's Form 10-Q filed
              August 5, 2005).


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

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


 Date: November 14, 2005     /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman
                             (Chief Executive Officer)


 Date: November 14, 2005     /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Executive Vice President
                             (Chief Operating Officer and Chief Financial
                             Officer)