Form 10-K
period 2005-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2006-03-23
CIK 819913

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended DECEMBER 31, 2005

                                      Or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

                      Commission file number   0-16090

                     Hallmark Financial Services, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Nevada                            87-0447375
     -------------------------------   ------------------------------------
     (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
      Incorporation or Organization)

       777 Main Street, Suite 1000,
            Fort Worth, Texas                          76102
     -------------------------------                 ---------
     (Address of Principal Executive                 (Zip Code)
                 Offices)

    Registrant's Telephone Number, Including Area Code:  (817) 348-1600

        Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class         Name of Each Exchange on Which Registered
 ---------------------------     -----------------------------------------
 Common Stock $.03 par value             American Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:  None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as
 defined in Rule 405 of the Securities Act.  Yes __   No  X

 Indicate by check  mark if the  registrant is not  required to file  reports
 pursuant to Section 13 or Section 15(d) of the Act.  Yes __   No  X

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X   No __

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer __  Accelerated filer __   Non-accelerated filer  X

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently
 completed second fiscal quarter.   $22,359,299

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, $.03 par value 86,884,647 shares outstanding as of March 15, 2006.


                     DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

 Risks Associated with Forward-Looking Statements Included in this Form 10-K
 ---------------------------------------------------------------------------
   This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates," or similar expressions. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

 Glossary of Terms

   For convenient reference, the acronyms and other defined terms used in the text of this report and the notes to our consolidated financial statements have the following meanings:

 *    "2005 LTIP" means our 2005 Long Term Incentive Plan.
 *    "Aerospace" means Aerospace Holdings, LLC.
 *    "AHGA" means American Hallmark General Agency Inc.
 *    "AHIC" means American Hallmark Insurance Company of Texas.
 *    "APB" means Accounting Principles Board.
 *    "APB 25" means APB Opinion No. 25, "Accounting for Stock Issued to
      Employees."
 *    "AZDOI" means Arizona Department of Insurance.
 *    "Clarendon" means Clarendon National Insurance Company.
 *    "Director Plan" means our 1994 Non-Employee Director Stock Option Plan.
 *    "Dorinco" means Dorinco Reinsurance Company.
 *    "ECM" means Effective Claims Management, Inc.
 *    "Employee Plan" means our 1994 Key Employee Long Term Incentive Plan.
 *    "FASB" means Financial Accounting Standards Board.
 *    "GAAP" means U.S. generally accepted accounting principles.
 *    "Hallmark" means Hallmark Financial Services, Inc.
 *    "HFC" means Hallmark Finance Corporation.
 *    "HGA" means Hallmark General Agency, Inc.
 *    "LAE" means loss adjustment expense.
 *    "Millers" means Millers American Group, Inc.
 *    "NAIC" means National Association of Insurance Commissioners.
 *    "Newcastle" means Newcastle Partners, L.P.
 *    "OACM" means Old American County Mutual Fire Insurance Company.
 * "Opportunity Funds" means Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P.
 *    "PGA" means Phoenix General Agency.
 *    "PIIC" means Phoenix Indemnity Insurance Company.
 *    "RBC" means risk-based capital.
 *    "SAP" means statutory accounting practices.
 * "SFAS 123" means FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."
 * "SFAS 123R" means FASB Statement of Financial Accounting Standards No. 123R, "Share Based Payment."
 * "SFAS 128" means FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
 * "SFAS 141" means FASB Statement of Financial Accounting Standards No. 141, "Business Combinations."
 * "SFAS 142" means FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."
 * "SFAS 148" means FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."
 *    "State & County" means State & County Mutual Fire Insurance Company.
 *    "TDI" means Texas Department of Insurance.
 *    "TGA" means Texas General Agency, Inc and certain affiliated companies.
 *    "We," "us" and "our" means Hallmark and its subsidiaries.


                                    PART I

 Item 1. Business.

 Introduction

   Hallmark Financial Services, Inc., ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products to businesses and individuals. Hallmark was formed in 1987 and commenced its insurance operations in 1990. Our business involves marketing and underwriting commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana and Washington; marketing and underwriting non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing of general aviation insurance in 44 states (effective January 1, 2006); claims administration; and other insurance related services. We have pursued our business activities through subsidiaries whose operations are organized into our Commercial Insurance Operation segment, which handles commercial insurance products and services, and our Personal Insurance Operation segment, which handles non-standard personal automobile insurance products and services. We expect to realign our operational segments during 2006 to reflect the activities of newly acquired subsidiaries. (See, "Item 1. Business - Recent Events.")

 Recent Events

   During the second quarter of 2005, we successfully completed a capital plan which raised $45 million through a shareholder rights offering and $30 million through a private placement of trust preferred securities. Upon completion of these capital enhancements, A.M. Best upgraded the financial strength ratings of Hallmark's two insurance carrier subsidiaries. The financial strength rating of American Hallmark Insurance Company of Texas ("AHIC") improved to A- (excellent) from B (fair) and the financial strength rating of Phoenix Indemnity Insurance Company ("PIIC") improved to B+ (very good) from B- (fair).

   On November 14, 2005, we announced the signing of a definitive purchase agreement to acquire Texas General Agency, Inc ("TGA"). This transaction was closed effective January 1, 2006. TGA is a managing general agency involved in the marketing, underwriting and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile and general liability risks. The acquisition also included TGA's wholly-owned insurance subsidiary, Gulf States Insurance Company, which reinsures a portion of the business written by TGA, as well as TGA Special Risk, Inc., which brokers mobile home insurance, and Pan American Acceptance Corporation, which engages in financing premiums on property and casualty insurance products marketed by TGA and TGA Special Risk, Inc. The acquisition of TGA is expected to significantly expand the scope of Hallmark's insurance marketing operations and provide opportunities for increased underwriting by our Commercial Insurance Operation.

   On December 13, 2005, we announced the signing of a definitive agreement to acquire Aerospace Holdings, LLC ("Aerospace"). This transaction was also closed effective January 1, 2006. Aerospace, through various wholly owned subsidiaries, including Aerospace Insurance Managers, Inc., is involved in the marketing and servicing of general aviation property and casualty insurance products with a particular emphasis on private and small commercial aircraft. With the acquisition of Aerospace, Hallmark entered the general aviation market as part of our continuing strategy to expand into specialty lines businesses.

   We funded the acquisition of Aerospace by borrowing $12.5 million from Newcastle Partners, L.P. on January 3, 2006. We funded the cash required to close the acquisitions of TGA by borrowing $15.0 million under our revolving credit facility with Frost National Bank on January 30, 2006. On January 27, 2006, we also issued an aggregate of $25.0 million in subordinated convertible promissory notes to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (collectively, "Opportunity Funds"), the proceeds of which were used to establish a trust account securing payment of future installments in connection with the TGA acquisition. (See, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit facility" and "- Other debt obligations.")

 Commercial Insurance Operation

   Our Commercial Insurance Operation markets and underwrites commercial insurance policies through approximately 170 independent agencies operating primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon,
 Montana and Washington. During 2005, the members of the Commercial Insurance Operation included a regional managing general agency, Hallmark General Agency, Inc. ("HGA"), and a claims administration company, Effective Claims Management, Inc. ("ECM"). HGA has historically maintained excellent relationships with its producing agents. During fiscal 2005, the top 10 independent agency groups produced 35%, and no individual agency group produced more than 8%, of the total premium volume of our Commercial Insurance Operation. HGA targets customers that are in the low hazard classifications in the standard commercial market, which as a group have relatively stable loss results. The typical HGA customer is a small to medium sized business with a policy that covers property, general liability and auto exposures. The HGA underwriting criteria exclude lines of business and classes of risks that are considered to be high hazard or volatile, or which involve significant latent injury potential or other long-tail liability exposures. ECM administers the claims on the insurance policies produced by HGA. Products offered by HGA include the following:

    * Commercial Auto - provides third party bodily injury and property damage coverage and first party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured's business.
    * General Liability - provides coverage for third party bodily injury and property damage claims arising from accidents occurring on the insured's premises or from their general business operations.
    * Umbrella - provides coverage for third party liability claims where the loss amount exceeds coverage limits provided by the insured's underlying general liability and commercial auto policies.
    * Commercial Property - provides first party coverage for the insured's real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.
    * Commercial Multi-Peril - provides a combination of property and liability coverage that can include commercial auto coverage on a single policy.
    * Business Owner's Policy - provides a package of coverage designed for small to medium sized businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial auto.

   HGA writes most risks on a package basis using a commercial multi-peril policy or a business owner's policy. Umbrella policies are written only when HGA also writes the insured's underlying general liability and commercial auto coverage. Through December 31, 2005, HGA marketed policies on behalf of Clarendon National Insurance Company ("Clarendon"), a third party insurer. On July 1, 2005, HGA began marketing new policies for AHIC. Beginning in 2006, HGA will market new and renewal policies only for AHIC. HGA earns a commission based on a percentage of the earned premium it produces. The commission percentage is determined by the underwriting results of the policies produced. ECM receives a claim servicing fee based on a percentage of the earned premium produced, with a portion deferred for casualty claims.

   All of our commercial policies are for a term of twelve months. If the insured is unable or unwilling to pay for the entire premium up front, we provide an installment payment plan that allows the insured to pay 20% down and the remaining payments over eight months. The terms of this plan were changed in the first quarter of 2004. The prior plan allowed the insured to pay 30% down and the remaining payments over six months. We charge a flat $7.50 installment fee per payment for the installment payment plan. We recognized $0.4 million, $0.3 million and $0.1 million in Commercial
 Insurance Operation installment fee revenue in 2005, 2004 and 2003, respectively.

 Personal Insurance Operation

   Our Personal Insurance Operation markets minimum limits non-standard automobile policies through approximately 760 independent agents in Texas, New Mexico and Arizona. We conduct this business under the name Phoenix General Agency ("PGA"). PGA provides management, policy and claims services to PIIC and includes the operations of American Hallmark General Agency Inc. ("AHGA") and Hallmark Claims Services, Inc. During fiscal 2005, the top 10 independent agency groups produced 26%, and no individual agency group produced more than 4%, of the total premium volume of the Personal Insurance Operation. Our non-standard automobile insurance provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by PGA include the following:

      * Personal Auto Liability - provides coverage for automobile liability exposures including bodily injury and property damage arising from accidents involving the insured.

      * Personal Auto Physical Damage - provides collision and comprehensive coverage for physical damage exposure to the insured vehicle as a result of an accident with another vehicle or object, or as a result of causes other than collision such as vandalism, theft, wind, hail or water.

   PGA currently offers one, two, three, six and twelve month policies. Net premium volume was composed of a policy mix of 46.2% monthly and 53.8% six-month policies in 2005; 51.8% monthly and 48.2% six-month policies in 2004; and 6.2% annual, 43.6% monthly and 50.2% six-month policies in 2003.

   Our typical non-standard auto customer is unable or unwilling to pay a full or half year's premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge an installment fee between $3.00 and $9.00 per payment under the direct bill program. We recognized $1.6 million, $1.8 million, and $1.6 million in Personal Insurance Operation installment fee revenue in 2005, 2004 and 2003, respectively. Prior to July 2003, we offered premium financing for annual polices.

   PGA markets our non-standard auto policies in Arizona and New Mexico directly for PIIC. PGA currently provides non-standard auto insurance in Texas through a reinsurance arrangement with an unaffiliated company, Old American County Mutual Fire Insurance Company ("OACM"), for policies written after September 30, 2003. Prior to October 1, 2003, we provided non-standard auto insurance in Texas through a reinsurance arrangement with another unaffiliated company, State & County Mutual Fire Insurance Company ("State & County"). PGA holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. Effective October 1, 2004, AHIC reinsures 100% of the OACM policies produced by PGA under a related reinsurance agreement. Prior to October 1, 2004, AHIC reinsured 45% of the OACM policies produced by PGA. PGA began marketing an additional Texas non-standard auto insurance program directly for PIIC late in the fourth quarter of 2005.

 Underwriting and Other Ratios

   An insurance company's underwriting performance is traditionally measured by its statutory loss and loss adjustment expense ("LAE") ratio, its statutory expense ratio and its statutory combined ratio. The statutory loss and LAE ratio, which is calculated as the ratio of net losses and LAE incurred to net premiums earned, helps to assess the adequacy of the insurer's rates, the propriety of its underwriting guidelines and the performance of its claims department. The statutory expense ratio, which is calculated as the ratio of underwriting and operating expenses to net premiums written, assists in measuring the insurer's cost of processing and managing the business. The statutory combined ratio, which is the sum of the statutory loss and LAE ratio and the statutory expense ratio, is indicative of the overall profitability of an insurer's underwriting activities, with a combined ratio of less than 100% indicating profitable underwriting results.

   The following table shows, for each of the years in the three year period ended December 31, 2005, (i) our gross premiums written, and (ii) our underwriting results as measured by the net statutory loss and LAE ratio, the statutory expense ratio, and the statutory combined ratio for each calendar year.


                                     2005           2004            2003
                                   --------       --------        --------
   Gross Premiums Written         $  89,467      $  33,389       $  43,338
                                   ========       ========        ========

   Statutory Loss & LAE Ratio         60.3%          60.4%           72.5%
   Statutory Expense Ratio            32.8%          28.3%           28.6%
                                   --------       --------        --------
   Statutory Combined Ratio           93.1%          88.7%          101.1%
                                   ========       ========        ========

   These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles ("GAAP"). The increase in the statutory expense ratio in 2005 was driven primarily by the assumption of commercial premium from Clarendon. The decrease in the statutory loss and LAE ratio from 2003 to 2004 was due largely to favorable loss development in prior accident years as well as the settlement of a PIIC bad faith claim in 2003.

   Under Texas Department of Insurance ("TDI") and Arizona Department of Insurance ("AZDOI") guidelines, property and casualty insurance companies are expected to maintain a premium-to-surplus percentage of not more than 300%. The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on the basis of statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. For 2005, 2004, and 2003, AHIC's premium-to-surplus percentages were 94%, 122%, and 150%, respectively. Phoenix's premium-to-surplus percentages were 79%, 135% and 215% for 2005, 2004 and 2003, respectively. These declining premium-to-surplus percentages reflect added underwriting capacity attributable to the increased surplus from profitable operations and our 2005 capital plan. (See, "Item 1. Business - Recent Events.")

 Reinsurance

   We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings.

   For policies originated prior to April 1, 2003, we assumed the reinsurance of 100% of the Texas non-standard auto business produced by PGA and underwritten by State & County and retroceded 55% of the business to Dorinco Reinsurance Company ("Dorinco"). Under this arrangement, we remain obligated to policyholders in the event that Dorinco does not meet its obligations under the retrocession agreement. From April 1, 2003 through September 30, 2004, we assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by PGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30, 2003) or OACM (for policies written from October 1, 2003 through September 30, 2004). During this period, the remaining 55% of each policy was directly assumed by Dorinco. Under these reinsurance arrangements, we are obligated to policyholders only for the portion of the risk that we assumed. Effective October 1, 2004, we assume and retain the reinsurance of 100% of the Texas non-standard automobile policies produced by PGA and underwritten by OACM.

   Under our prior insurance arrangements with Dorinco, we earned ceding commissions based on loss ratio experience on the portion of policies reinsured by Dorinco. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. As of December 31, 2005 and 2004, the accrued ceding commission payable to Dorinco was $0.4 million and $1.0 million, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

   The following table presents gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

                                  2005            2004            2003
                                --------        --------        --------
   Gross premiums written      $  89,467       $  33,389       $  43,338
   Ceded premiums written         (1,215)           (322)         (6,769)
                                --------        --------        --------
     Net premiums written      $  88,252       $  33,067       $  36,569
                                ========        ========        ========

   Gross premiums earned       $  59,632       $  33,058       $  57,447
   Ceded premiums earned            (448)           (613)        (15,472)
                                --------        --------        --------
     Net premiums earned       $  59,184       $  32,445       $  41,975
                                ========        ========        ========

   Reinsurance recoveries      $    (492)      $     163       $  11,071
                                ========        ========        ========

      The following table presents our reinsurance recoverable balance as of December 31, 2005 by reinsurer (in thousands):


                                             Reinsurance  A.M. Best Rating
   Reinsurer                                 Recoverable    of Reinsurer

   Dorinco Reinsurance Company                 $    426    A- (Excellent)
   GE Reinsurance Corporation                        10    A  (Excellent)
   Platinum Underwriters Reinsurance, Inc.            8    A  (Excellent)
                                                -------
   Total Reinsurance Recoverable               $    444
                                                =======

   For additional information concerning reinsurance, see Note 6 of notes to our consolidated financial statements.

   Our Personal Insurance Operation presently retains 100% of the risk associated with all non-standard auto policies marketed by PGA. Our Commercial Insurance Operation currently purchases reinsurance for the following exposures:

   * Property Catastrophe - Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our current property catastrophe reinsurance, effective October 1, 2005, are:

       * We retain the first $1 million of property catastrophe losses; and
       * Our reinsurers reimburse us 95% for each $1 of loss in excess of our $1 million retention up to $4.75 million for each catastrophic occurrence, subject to a two event maximum for the contractual term.

   * Commercial Property - Our commercial property reinsurance reduces the financial impact a single-event or catastrophic loss may have on our results. It is excess-of-loss coverage. The terms of our current commercial property reinsurance, effective July 1, 2005, are:

      * We retain the first $500 thousand of loss for each commercial property risk;
      * Our reinsurers reimburse us for the next $4.5 million for each commercial property risk; and
      * Individual risk facultative reinsurance is purchased on any commercial property with limits above $5 million.

   * Commercial Umbrella - Our commercial umbrella reinsurance reduces the financial impact of losses in this line of business. Our commercial umbrella reinsurance is quota-share reinsurance, in which the reinsurers share a proportional amount of the premiums and losses. Under our current commercial umbrella reinsurance, effective July 1, 2005, we retain 10% of the premiums and losses and cede 90% to our reinsurers.

   * Commercial Casualty - Our commercial casualty reinsurance reduces the financial impact a single-event loss may have on our results. It is excess-of-loss coverage. The terms of our current commercial casualty reinsurance, effective July 1, 2005, are:

      * We retain the first $500 thousand of any commercial liability loss, including commercial automobile liability; and
      * Our reinsurers reimburse us for the next $500 thousand for each commercial liability loss, including commercial automobile liability.

 Competition

   The property and casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best Company, Inc., there were 3,120 property and casualty insurance companies and 2,019 property and casualty insurance groups operating in North America as of July 22, 2005. Our Commercial Insurance Operation competes with a variety of large national standard commercial lines carriers such as Hartford, Zurich, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. Although our Personal Insurance Operation competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace our competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have.

   Generally, we compete based upon price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies using independent agents, captive agent networks, direct marketing channels, or a combination thereof.

   The Commercial Insurance Operation experienced moderate rate pressure in 2005 after three years of double digit rate growth. However, because we focus the distribution of our commercial products in smaller non-urban markets that are less price sensitive, we were able to keep our overall rate levels relatively flat in 2005. We believe increased rate pressure will at least continue through 2006.

   The Personal Lines Operation competes primarily in the minimum limits personal non-standard automobile market. Underwriters in this market segment maintained moderate pricing discipline during 2005, with a bias toward decreasing rates. We believe this rate pressure will continue at least through 2006.

 Insurance Regulation

   Our insurance operations are regulated by the TDI and AZDOI. AHIC and PIIC are required to file quarterly and annual statements of their financial condition with TDI and AZDOI, respectively, prepared in accordance with SAP. The financial conditions of AHIC and PIIC, including the adequacy of surplus, loss reserves and investments, are subject to review by TDI and AZDOI, respectively. We do not write our Texas non-standard automobile insurance directly, but assume business written through a county mutual insurance company. Under Texas insurance regulation, premium rates and underwriting guidelines of county mutuals are not subject to the same degree of regulation imposed on standard insurance companies. PGA is also subject to TDI licensing requirements. Our premium finance company, Hallmark Finance Corporation ("HFC"), is subject to licensing, financial reporting and certain financial requirements imposed by TDI. HFC is also regulated by the Texas Office of Consumer Credit Commissioner. Since we discontinued writing annual premium financed policies in July 2003, HFC does not have any ongoing operations.

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

   Hallmark is also regulated as an insurance holding company by TDI and AZDOI. Financial transactions between Hallmark or any of its affiliates and AHIC or PIIC are subject to regulation. Applicable regulations require approval of management and expense sharing contracts, inter-company loans and asset transactions, investments in Hallmark's securities by AHIC or PIIC and similar transactions. Further, dividends and distributions to Hallmark by AHIC or PIIC are restricted by TDI and AZDOI regulations.

   The National Association of Insurance Commissioners ("NAIC") requires property/casualty insurers to file a risk-based capital ("RBC") calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. AHIC's 2005, 2004 and 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 600%, 412% and 186%, respectively. PIIC's 2005, 2004 and 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 365%, 254% and 117%, respectively.

   HGA is subject to and in compliance with the licensing requirements of the department of insurance in each state in which it produces business. Generally, each state requires one officer of HGA to maintain an agent license. Claim adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business. Each employed claim adjuster either holds or has applied for the required licenses.

 Analysis of Losses and LAE

   Our consolidated financial statements include an estimated reserve for unpaid losses and LAE. We estimate our reserve for unpaid losses and LAE by using case-basis evaluations and statistical projections, which include inferences from both losses paid and losses incurred. We also use recent historical cost data, periodic reviews of underwriting standards and claims management to modify the statistical projections. We give consideration to the impact of inflation in determining our loss reserves, but do not discount reserve balances.

   The amount of reserves represents our estimate of the ultimate net cost of all unpaid losses and LAE incurred through December of each year. These estimates are subject to the effect of trends in claim severity and frequency. We continually review the estimates and adjust them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years.

   Changes in loss development patterns and claim payments can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses. We seek to continually improve our loss estimation process by refining our ability to analyze loss development patterns, claim payments and other information within a legal and regulatory environment which affects development of ultimate liabilities. Future changes in estimates of claim costs may adversely affect future period operating results. However, such effects cannot be reasonably estimated currently.

   Reconciliation of Reserve for Unpaid Losses and LAE. The following table provides a 2005, 2004 and 2003 reconciliation of the beginning and ending reserve balances, on a gross-of-reinsurance basis, to the gross amounts reported in our balance sheet at December 31, 2005, 2004 and 2003 (in thousands):

                                                 2005       2004       2003
                                               --------   --------   --------
   Reserve for unpaid losses and LAE, net
     of reinsurance recoverables, January 1   $  17,700  $  21,197  $   8,411

   Acquisition of Phoenix January 1, 2003             -          -     10,338

   Provision for losses and LAE for claims
     occurring in the current period             36,184     20,331     29,724

   Increase (decrease) in reserve for
     unpaid losses and LAE for claims
     occurring in prior periods                  (2,400)    (1,194)       464

   Payments for losses and LAE, net
     of reinsurance:

     Current period                             (17,414)   (10,417)   (21,895)
     Prior periods                               (8,073)   (12,217)    (5,845)

   Reserve for unpaid losses and LAE
     at December 31, net of reinsurance
     recoverable                             $   25,997  $  17,700  $  21,197

   Reinsurance recoverable on unpaid
     losses and LAE at December 31                  324      1,948      7,259
                                               --------   --------   --------
   Reserve for unpaid losses and LAE
     at December 31, gross of reinsurance     $  26,321  $  19,648  $  28,456
                                               ========   ========   ========

   The $2.4 million and $1.2 million favorable development in prior accident years recognized in 2005 and 2004, respectively, represent normal changes in actuarial estimates. The 2003 provision for losses and LAE for claims occurring in the current period includes a $2.1 million settlement of a bad faith claim, net of reinsurance, and adverse development primarily related to newly acquired business.

   SAP/GAAP Reserve Reconciliation. The differences between the reserves for unpaid losses and LAE reported in our consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed with TDI and AZDOI in accordance with SAP for years 2005 and 2004 are summarized below (in thousands):


                                                             December 31
                                                           2005        2004
                                                          ------      ------
 Reserve for unpaid losses and LAE on a SAP basis
   (net of reinsurance recoverables on unpaid losses)    $24,580     $16,416
 Loss reserve discount from the PIIC acquisition             (35)        (80)
 Unamortized risk premium reserve discount from the
   PIIC acquisition                                           49         114
 Estimated future unallocated LAE reserve for claim
   service subsidiaries                                    1,403       1,250
                                                          ------      ------
 Reserve for unpaid losses and LAE on a GAAP basis
   (net of reinsurance recoverables on unpaid losses)    $25,997     $17,700
                                                          ======      ======

 Analysis of Loss and LAE Reserve Development

   The following table shows the development of our loss reserves, net of reinsurance, for 1995 through 2005. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

   Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.


             [This space left blank intentionally.]


                            ANALYSIS OF LOSS AND LAE DEVELOPMENT
                                    (Thousands of dollars)

 Year Ended December 31    1995     1996     1997     1998     1999     2000    2001      2002     2003     2004     2005
 ----------------------    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     -----
 A. Reserve for          $5,923   $5,096   $4,668   $4,580   $5,409   $7,451   $7,919   $8,411  $21,197  $17,700   $25,997
 Unpaid Losses & LAE,
 Net of Reinsurance
 Recoverables

 B. Net Reserve Re-
 estimated as of :
 One year later           5,910    6,227    4,985    4,594    5,506    7,974    8,096    8,875   20,003   15,300
 Two years later          6,086    6,162    4,954    4,464    5,277    7,863    8,620    8,881   19,065
 Three years later        6,050    6,117    4,884    4,225    5,216    7,773    8,856    8,508
 Four years later         6,024    6,070    4,757    4,179    5,095    7,901    8,860
 Five years later         6,099    5,954    4,732    4,111    5,028    7,997
 Six years later          6,044    5,928    4,687    4,101    5,153
 Seven years later        6,038    5,900    4,695    4,209
 Eight years later        6,029    5,902    4,675
 Nine years later         6,035    5,881
 Ten years later          6,035

 C. Net Cumulative         (112)    (785)      (7)      371     256     (546)    (941)     (97)   2,132    2,400
 Redundancy
 (Deficiency)

 D. Cumulative
 Amount of Claims
 Paid, Net of
 Reinsurance
 Recoveries
 through:
 One year later           3,783    4,326    3,326    2,791    3,229    5,377    5,691    5,845   12,217    8,073
 Two years later          5,447    5,528    4,287    3,476    4,436    7,070    7,905    7,663   15,814
 Three years later        5,856    5,860    4,387    3,911    4,909    7,584    8,603    8,228
 Four years later         5,933    5,699    4,571    4,002    5,014    7,810    8,798
 Five years later         6,018    5,818    4,618    4,051    4,966    7,960
 Six years later          6,018    5,853    4,643    4,061    5,116
 Seven years later        6,029    5,860    4,664    4,204
 Eight years later        6,029    5,871    4,675
 Nine years later         6,035    5,881
 Ten years later          6,035

                                             2004              2005
                                             ----              ----
 Net  Reserve-December 31                $ 17,700           $25,997

 Reinsurance Recoverables                   1,948               324
                                           ------            ------
 Gross Reserve - December 31             $ 19,648           $26,321
                                          =======            ======

 Net Re-estimated Reserve                  15,300
 Re-estimated Reinsurance Recoverable       2,246
                                           ------
 Gross Re-estimated Reserve               $17,546
                                          =======

 Gross Cumulative Redundancy             $  2,102
                                          =======

 Investment Policy

   Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed income and equity securities. Our fixed income securities are made up of 62.4% corporate securities, 32.8% state and local securities, and 4.8% U.S. Government or U.S. Government agency securities. The average maturity of our fixed income portfolio as of December 31, 2005 was 5.2 years. The fair value of our fixed income securities as of December 31, 2005 was $87.3 million, of which $7.9 million is classified as restricted investments. If market rates were to change 1%, the fair value of our fixed income securities would change approximately $3.6 million as of December 31, 2005.

   In addition, as part of our overall investment strategy, we maintain an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash. During 2005, our investment income totaled approximately $3.8 million compared to approximately $1.4 million for 2004. The increase in investment income in 2005 was due primarily to the infusion of $75 million in capital in the second quarter of 2005. For further discussion see Liquidity and Capital Resources in Item 7 of this Form 10-K.

 Employees

   On December 31, 2005, we employed 165 people on a full-time basis as compared to 179 people at December 31, 2004. None of our employees are represented by labor unions. We consider our employee relations to be excellent.


 Item 1A. Risk Factors.

 Our results may fluctuate as a result of cyclical changes in the property and casualty insurance industry.

   All of our revenue is attributable to property and casualty insurance, which as an industry is cyclical in nature and has historically been characterized by soft markets followed by hard markets. A soft market is a period of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates. A hard market is a period of capital shortages resulting in lack of insurance availability, relatively low levels of competition, more selective underwriting of risks and relatively high premium rates.

 Our industry is very competitive, which may unfavorably impact our results of operations.

   The property and casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best Company, Inc., there were 3,120 property and casualty insurance companies and 2,019 property and casualty insurance groups operating in North America as of July 22, 2005. Our Commercial Insurance Operation competes with a variety of large national standard commercial lines carriers such as Hartford, Zurich, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. Although our Personal Insurance Operation competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace our competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have.

 Estimating reserves is inherently uncertain. If our loss reserves are not adequate, it will have an unfavorable impact on our results.

   We maintain loss reserves to cover estimated liability for unpaid losses and LAE, for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management's estimates of what the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on management's assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claim handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

 Our results may be unfavorably impacted if we are unable to obtain adequate reinsurance.

   If we are unable to obtain adequate reinsurance protection for the risks we have underwritten, we will either be exposed to greater losses from these risks or we will reduce the level of business that we underwrite, which will reduce our revenue. The amount, availability and cost of reinsurance are subject to prevailing market conditions beyond our control, and may affect our ability to write additional premiums as well as our profitability.

 If the companies that provide our reinsurance do not pay all of our claims, we could incur severe losses.

   We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis.

 Catastrophic  losses  may  adversely  affect  our  results  of   operations,
 liquidity and financial condition.

   Property and casualty insurance companies are subject to claims arising out of catastrophes that may have a significant affect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail storms, explosions, severe winter weather and fires, and may include man-made events, such as the September 11, 2001 terrorist attacks on the World Trade Center. The incidence, frequency, and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

 We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.

   We are subject to comprehensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than of the stockholders and other investors of the insurance companies. These regulations, generally administered by the department of insurance in each state in which we do business, relate to, among other things;

      * Approval of policy forms and rates,

      * Standards of solvency, including risk based capital measurements (which are a measure developed by the National Association of Insurance Commissioners and used by the state insurance regulators to identify insurance companies that potentially are inadequately capitalized),

      * Licensing of insurers and their agents,

      * Restrictions on the nature, quality and concentration of investments,

      * Restrictions on the ability of our insurance company subsidiaries to pay dividends,

      * Restrictions on transactions between the insurance company subsidiaries and their affiliates,

      * Requiring certain methods of accounting,

      * Periodic examinations of operations and finances,

      * Prescribing the form and content of records of financial condition to be filed, and

      * Requiring reserves for unearned premium, losses and other purposes.

      State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of regulations. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could have a material adverse affect on our operations.

 State statutes limit the aggregate amount of dividends that our subsidiaries may pay Hallmark, thereby limiting its funds to pay expenses and dividends.

      Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark's principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark's insurance company subsidiaries to pay dividends and require the insurance companies to maintain specified levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends and use their capital in other ways. Hallmark's right to participate in any distribution of assets of the insurance company subsidiaries is subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, Hallmark's ability to pay debts, expenses and cash dividends to our stockholders may be limited.

      Our insurance company subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

      Our insurance company subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of Texas and Arizona. Any failure by one of our insurance company subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do.

 The loss of key executives could disrupt our business.

      Our success will depend in part upon the continued service of certain key executives. Our success will also depend on our ability to attract and retain additional executives and personnel. The loss of key personnel could cause disruption in our business.

 Adverse securities market conditions can have a significant and negative impact on our investment portfolio.

      Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, 84.8% of our investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed income securities as of December 31, 2005 was $87.3 million. If market interest rates were to change 1%, (e.g. from 5% to 6%), the fair value of our fixed income securities would change approximately $3.6 million as of December 31, 2005. The change in fair value was determined using duration modeling assuming no prepayments.

      In addition to the general risks described above, although we maintain an investment grade portfolio, our fixed income securities are also subject to credit risk. If any of the issuers of our fixed income securities suffer financial set backs, the ratings on the fixed income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our shareholders' equity, total comprehensive income and/or our cash flows.

 We are reliant on independent agents to market our products and their failure to do so would have a material adverse effect on our results of operations.

      We principally market our insurance programs through independent insurance agents. As a result, our business depends in large part on the marketing efforts of these agents and on our ability to offer insurance products and services that meet the requirements of the agents and their customers. The agents, however, are not obligated to sell or promote our products and many sell or promote competitors' insurance products in addition to our products. The failure or inability of insurance agents to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.

 We may experience difficulty in integrating recent acquisitions into our operations.

      We completed the acquisitions of both Aerospace and TGA during January, 2006. The successful integration of these newly acquired businesses into our operations will require, among other things, the retention and assimilation of their key management, sales and other personnel; the coordination of their lines of insurance products and services; the adaptation of their technology, information systems and other processes; and the retention and transition of their customers. Unexpected difficulties in integrating these acquisitions could result in increased expenses and the diversion of management time and resources. If we do not successfully integrate these acquired businesses into our operations, we may not realize the anticipated benefits of one or both of the acquisitions, which could have a material adverse impact on our financial condition and results of operations.

 Mark E. Schwarz, our Chairman and Chief Executive Officer, through his affiliation with Newcastle Partners, L.P., and the Opportunity Funds, has the ability to exert significant influence over our operations and may have interests that differ from those of our other stockholders.

      Newcastle Partners, L.P. ("Newcastle") beneficially owns approximately 78% of our common stock. In addition, the Opportunity Funds hold convertible promissory notes which, subject to shareholder approval and certain anti-dilution provisions, are convertible into approximately 19.5 million shares of our common stock. Mark E. Schwarz has sole investment and voting control over the shares beneficially owned by Newcastle and the Opportunity Funds and thus has the ability to exert significant influence over our policies and affairs, including the election of our board of directors and the approval of any action requiring stockholder vote. The interests of Mr. Schwarz, Newcastle and the Opportunity Funds may differ from the interests of our other stockholders in some respects. Therefore, Mr. Schwarz, Newcastle and the Opportunity Funds may take action adverse to our other stockholders.

 If we are unable to raise additional capital or restructure our indebtedness
 to  Newcastle,  we   may  have  difficulty   satisfying  current   liquidity
 requirements.

   We funded the acquisition of Aerospace by borrowing $12.5 million from Newcastle on January 3, 2006. The principal and accrued interest of this bridge loan are payable on demand at any time after June 30, 2006. We have previously announced our intention to retire this debt through a rights offering of our common stock to existing shareholders during 2006. However, if we are unable to complete the rights offering or restructure the payment schedule of the bridge loan, we may be unable to repay the bridge loan when demand is made. Any default under the bridge loan to Newcastle would also be an event of default under our primary secured credit facility and, therefore, could have a material adverse effect on our liquidity and operations.

 If our shareholders do not approve the conversion of the convertible promissory notes issued to the Opportunity Funds, we may be unable to satisfy future liquidity requirements.

   In connection with the acquisition of TGA, we issued $25.0 million in convertible promissory notes to the Opportunity Funds, the principal of which becomes due on July 27, 2007. If conversion is approved by our shareholders, these convertible notes will be automatically converted to shares of our common stock at their maturity to the extent not previously converted by the holders. Newcastle owns sufficient shares of our common stock to assure shareholder approval and has an agreement with the Opportunity Funds to vote its shares in favor of such approval. Nonetheless, if we do not obtain such shareholder approval, we may be unable to repay the convertible notes at maturity. Any default under the convertible notes would also be an event of default under our primary secured credit facility and, therefore, could have a material adverse effect on our liquidity and operations.

 Conversion of the convertible promissory notes issued to the Opportunity Funds will dilute the percentage ownership of our other shareholders.

   Subject to shareholder approval, the convertible notes issued to the Opportunity Funds will become convertible by the holders into approximately
 19.5 million shares of our common stock (subject to certain anti-dilution provisions), and will be automatically converted to such common stock at their maturity in July, 2007. Upon such conversion, the proportionate voting and ownership interest of all other shareholders will be reduced and the percentage of our equity attributable to previously issued shares of our common stock will be diluted.


 Item 1B. Unresolved Staff Comments

 Not applicable.


 Item 2. Properties.

   Our corporate headquarters and Commercial Insurance Operation are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains approximately 27,808 square feet of space. Effective June 1, 2003, we renegotiated our lease for a period of 97 months to expire June 30, 2011. The rent is currently $32,327 per month.

   Our Personal Insurance Operation is located at 14651 Dallas Parkway, Suite 400, Dallas, Texas. The suite is located in a high-rise office building and contains approximately 25,559 square feet of space. We renegotiated our lease on May 5, 2003 for a period of 66 months to expire November 30, 2008. The rent is currently $50,075 per month.


 Item 3.  Legal Proceedings.

   We are engaged in various legal proceedings which are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.


 Item 4.  Submission of Matters to a Vote of Security Holders.

   During the fourth quarter of 2005, we did not submit any matter to a vote of our security holders.


                                    PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 Market for Common Stock

   Our common stock is traded on the American Stock Exchange under the symbol "HAF". The following table shows the high and low sales prices of our common stock on the AMEX for each quarter since January 1, 2004.

      Period                         High Sale      Low Sale

      2004
      ----
      First Quarter                  $ 0.79         $ 0.45
      Second Quarter                   0.90           0.60
      Third Quarter                    1.20           0.75
      Fourth Quarter                   1.40           0.75

      2005
      ----
      First Quarter                  $ 1.60         $ 1.11
      Second Quarter                   1.50           0.95
      Third Quarter                    1.39           1.09
      Fourth Quarter                   1.37           1.05

      2006
      ----
      First Quarter (through         $ 2.05         $ 1.36
       March 6, 2006)

   As of February 28, 2006 there were approximately 156 shareholders of record of our common stock.

 Dividends

   We have never paid dividends on our Common Stock. The Board of Directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

 Equity Compensation Plan Information

      The following table provides information as of December 31, 2005, concerning our common stock that may subsequently be issued upon the exercise of incentive stock options and nonqualified stock options granted to our directors, officers and key employees:

                                                                  Number of
                                                                  securities
                               Number of                          remaining
                              securities                          available
                             to be issued       Weighted-         for future
                                 upon            average           issuance
                              exercise of        exercise        under equity
                              outstanding        price of        compensation
                               Options,        outstanding     plans [excluding
                               warrants          options,         securities
                                 and           warrants and      reflected in
 Plan Category                  Rights            rights         column (a)]
 --------------------------   -----------------------------------------------
                                  (a)              (b)               (c)
                              -----------------------------------------------
 Equity compensation
 plans approved by
 security holders              1,416,500           $0.85           4,470,000

 Equity compensation
 plans not approved
 by security holders1            100,000           $0.38             - 0 -
                              -----------------------------------------------
 Total                         1,516,500           $0.82           4,470,000
                              ===============================================

 1) Represents nonqualified options granted to independent directors in lieu of fees for board service in 1999.


 Issuer Repurchases

 We did not repurchase any shares of our common stock during the fourth quarter of 2005.


 Item 6.   Selected Financial Data.

 (In thousands, except per share amounts)

                                        2005       2004       2003       2002       2001
                                                     1       1,2,3      1,2,4         1
                                      --------   --------   --------   --------   --------
 Gross premiums written              $  89,467  $  33,389  $  43,338  $  51,643  $  49,614
 Ceded premiums written                 (1,215)      (322)    (6,769)   (29,611)   (33,822)
                                      ----------------------------------------------------
 Net premiums written                   88,252     33,067     36,569     22,032     15,792
 Change in unearned premiums           (29,068)      (622)     5,406     (1,819)       584
                                      ----------------------------------------------------
 Net premiums earned                    59,184     32,445     41,975     20,213     16,376

 Investment income, net of expenses      3,836      1,386      1,198        773      1,043
 Realized gains (losses)                    58        (27)       (88)        (5)         -
 Finance charges                         2,044      2,183      3,544      2,503      3,095
 Commission and fees                    16,703     21,100     17,544      1,108          -
 Processing and service fees             5,183      6,003      4,900        921      1,120
 Other income                               27         31        486        284        368
                                      ----------------------------------------------------
   Total revenues                       87,035     63,121     69,559     25,797     22,002

 Loss and loss adjustment expenses      33,784     19,137     30,188     15,302     15,878
 Other operating costs and expenses     38,492     35,290     37,386      9,474      6,620
 Interest expense                        1,264         64      1,271        983      1,021
 Amortization of intangible assets          27         28         28          2        157
                                      ----------------------------------------------------
   Total expenses                       73,567     54,519     68,873     25,761     23,676

 Income (loss) before income tax,
 cumulative effect of  change
 in accounting principle and
 extraordinary gain                     13,468      8,602        686         36     (1,674)

 Income tax expense (benefit)            4,282      2,753         25         13       (544)
                                      ----------------------------------------------------
 Income (loss) before cumulative
 effect of change in accounting
 principle and extraordinary gain        9,186      5,849        661         23     (1,130)

 Cumulative effect of change in
 accounting  principle, net of tax           -          -          -     (1,694)         -
 Extraordinary gain                          -          -      8,084          -          -
                                      ----------------------------------------------------
   Net income (loss)                 $   9,186  $   5,849  $   8,745  $  (1,671) $  (1,130)
                                      =====================================================

 Basic earnings (loss) per share:
 --------------------------------
 Income before cumulative effect
 of change in accounting principle
 and extraordinary gain                  $0.13      $0.14      $0.02          -     ($0.06)
 Cumulative effect of change
 in accounting principle                     -          -          -      (0.08)         -
 Extraordinary gain                          -          -       0.28          -          -
                                      ----------------------------------------------------
   Net income (loss)                     $0.13      $0.14      $0.30     ($0.08)    ($0.06)
                                      ====================================================

 Diluted earnings (loss) per share:
 ----------------------------------
 Income before cumulative effect
 of change in accounting principle
 and extraordinary gain                  $0.13      $0.14      $0.02          -     ($0.06)
 Cumulative effect of change
 in accounting principle                     -          -          -      (0.08)         -
 Extraordinary gain                          -          -       0.28          -          -
                                      ----------------------------------------------------
   Net income (loss)                     $0.13      $0.14      $0.30     ($0.08)    ($0.06)
                                      ====================================================


                                        2005       2004       2003       2002       2001
                                                     1       1,2,3      1,2,4         1
                                      --------   --------   --------   --------   --------
 Balance Sheet Items:
 --------------------
 Total investments                   $  95,044  $  32,121  $  29,855  $  16,728  $  16,223
 Total assets                        $ 208,906  $  82,511  $  83,853  $  83,761  $  73,605
 Unpaid loss and loss
 adjustment expenses                 $  26,321  $  19,648  $  28,456  $  17,667  $  20,089
 Unearned premiums                   $  36,027  $   6,192  $   5,862  $  15,957  $  16,793
 Total liabilities                   $ 123,718  $  49,855  $  56,456  $  75,226  $  63,237
 Total stockholders' equity          $  85,188  $  32,656  $  27,397  $   8,535  $  10,368

 Book value per share                    $0.98      $0.90      $0.75      $0.77      $0.94
                                      ====================================================

 Notes:
 ------
 1) In  accordance  with  Financial  Accounting  Standards   Board   ("FASB")
    Statement of Financial Accounting Standards  No. 128 "Earnings Per Share"
    ("SFAS 128"),  we have restated  the basic  and diluted  weighted average shares outstanding for the years 2004 and prior for the effect of a bonus element from  our  stockholder rights  offerings  that  were successfully
    completed in 2005 and 2003.   According to SFAS 128,  there is an assumed
    bonus element in a rights issue whose  exercise price is less than market
    value of  the stock at  the close  of the rights  offering period.   This
    bonus element is treated  as a stock dividend  for reporting earnings per share.

 2) The acquisitions of HGA, ECM and PIIC were financed through an $8.6 million loan from a related party that was repaid from $10 million of proceeds from a rights offering in 2003.

 3) In January 2003, we acquired PIIC in satisfaction of $7.0 million of a $14.85 million balance on a note receivable due from Millers American
    Group, Inc. ("Millers"). This resulted in us recognizing an $8.1 million extraordinary gain in 2003.

 4) In  2002,  we  adopted  FASB Statement of Financial Accounting Standards,
    No. 142 "Goodwill  and  Other  Intangible  Assets"  ("SFAS 142"),   which
    prohibits  amortization  of  goodwill  and  requires  annual  testing  of goodwill for impairment.  In the year of adoption, we recognized a charge to earnings  of  $1.7 million  to  reflect an  impairment  loss  that was reported as a  cumulative effect of  change in accounting  principle.  In
    December 2002, we acquired HGA and ECM from Millers.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

 Management Overview

   Our business involves marketing and underwriting commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana and Washington; marketing and underwriting non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing of general aviation insurance in 44 states (effective January 1, 2006); claims administration; and other insurance related services. We have pursued our business activities through subsidiaries whose operations are organized into our Commercial Insurance Operation segment, which handles commercial insurance products and services, and our Personal Insurance Operation segment, which handles non-standard personal automobile insurance products and services. We expect to realign our operational segments during 2006 to reflect the activities of newly acquired subsidiaries. (See, "Item 1. Business - Recent Events.")

   For the year ended December 31, 2005, we reported net income of $9.2 million, representing a 57.1% increase over the $5.8 million reported for the prior year. On a diluted per share basis, net income was $0.13 for the year ended December 31, 2005, compared with net income of $0.14 per diluted share in 2004. The decrease in net income per diluted share was primarily attributable to an increase in the weighted average shares outstanding to
 72.6 million diluted shares during 2005, compared to 42.8 million diluted shares during 2004, primarily as a result of a successful stockholder rights offering completed in the second quarter of 2005. In accordance with SFAS 128, we have restated the basic and diluted weighted average shares outstanding for 2004 and prior years for the effect of a bonus element from our stockholder rights offerings that were successfully completed in 2005 and 2003. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.

   The increase in earnings in 2005 reflects increased investment income attributable to additional capital raised from our shareholder rights offering and issuance of trust preferred securities in the second quarter of 2005. The improvement in 2005 earnings also reflects additional profit sharing commission revenue in the Commercial Insurance Operation due to favorable loss development in prior accident years, as well as improved loss experience on prior accident years in the Personal Insurance Operation.

 Critical Accounting Estimates and Judgments

   The significant accounting policies requiring our estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For additional discussion of our accounting policies, see Note 1 to the consolidated financial statements included in this report.

   Investments. We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. Unless other factors cause us to reach a contrary conclusion, investments with a fair market value significantly less than cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

   Risks and uncertainties are inherent in our other-than-temporary decline in value assessment methodology. Risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

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

   The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2005 and 2004, there was no premium deficiency related to deferred policy acquisition costs.

   Goodwill. Our consolidated balance sheet as of December 31, 2005 includes goodwill of acquired businesses of approximately $4.8 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under SFAS 142, which we adopted as of January 1, 2002, goodwill is tested for impairment annually. We completed our annual test for impairment during the fourth quarter of 2005 and determined that there was no indication of impairment.

   A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by SFAS 142, we compare the estimated fair value of each reporting unit with its carrying amount, including goodwill. Under SFAS 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. Methods for estimating reporting unit values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

   Deferred Tax Assets. We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against our deferred tax asset to the extent that we do not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This valuation allowance was $884,000 at December 31, 2005 and 2004. This valuation allowance was necessary due to the limitation imposed by Section 382 of the Internal Revenue Code on utilizing the net operating loss acquired as part of the PIIC acquisition.

   Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and LAE are established for claims which have already been incurred by the policyholder but which we have not yet paid. Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2005 and 2004. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. (See, "Item 1. Business - Analysis of Losses and LAE" and "-Analysis of Loss and LAE Reserve Development.")

   Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2005 unpaid losses and LAE would produce a $263 thousand change to pre-tax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

   The range of unpaid losses and LAE estimated by our actuary as of December 31, 2005 was $17.8 million to $31.5 million. Our best estimate of unpaid losses and LAE as of December 31, 2005 is $26.3 million. Our carried reserve for unpaid losses and LAE as of December 31, 2005 is comprised of $14.5 million in case reserves and $11.8 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. In the absence of any specific factors indicating actual experience at either extreme of the actuarial range, we have established a best estimate of unpaid losses and LAE which is approximately $1.7 million higher than the midpoint of the actuarial range. It would be expected that management's best extimate would move within the actuarial range from year to year due to changes in our operations and changes within the marketplace.

 The actuarial range is determined independently of management's best estimate and is only used to check the reasonableness of that estimate. There is no set method for determining ranges, and judgment enters into the process. The range was estimated primarily by measuring the variability of loss development patterns over time within each line of business. The results generated by multiple methods were also considered when determining the overall range. In light of the inherent uncertainty in the reserve estimates there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However in light of the breath of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

   Our reserve requirements are also interrelated with product pricing and profitability. We must price our products at a level sufficient to fund our policyholder benefits and still remain profitable. Because claim expenses represent the single largest category of our expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in our failing to price our products appropriately and to generate sufficient premiums to fund our operations.

   Ceding Commissions of the Personal Insurance Operation. Under our reinsurance arrangements with Dorinco prior to October 1, 2004, we earn ceding commissions based on Dorinco's loss ratio (ultimate losses and loss expenses incurred to earned premium) experience on the portion of policies reinsured by Dorinco. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The ceding commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. The following table details the ceding commission sensitivity to the actual ultimate loss ratio for each effective quota share treaty with Dorinco at 0.5% above and below the provisional loss ratio.

                                                Treaty Effective Dates
                          -------------------------------------------------------------------
                           4/1/01-    7/1/01-    10/1/01-    10/1/02-    4/1/03-    10/1/03-
                           6/30/01    9/30/01     9/30/02     3/31/03    9/30/03     9/30/04
                          -------------------------------------------------------------------
 Provisional loss ratio     65.0%      65.0%       65.5%       65.5%      61.0%       62.5%
 Ultimate loss ratio      -------------------------------------------------------------------
   booked at 12/31/05       77.0%      78.3%       67.5%       61.0%      65.5%       65.5%
                          -------------------------------------------------------------------

 Effect of actual 0.5%    -------------------------------------------------------------------
   above provisional      ($45,359)  ($37,073)  ($157,346)   ($76,516)  ($40,717)   ($69,411)
 Effect of actual 0.5%    -------------------------------------------------------------------
   below provisional       $45,359    $37,073    $157,346     $76,516    $40,717     $69,411
                          -------------------------------------------------------------------

   Recognition of Profit Sharing Commission Revenues of the Commercial Insurance Operation. Profit sharing commission of the Commercial Insurance Operation is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty at 0.5% above and below the provisional loss ratio.

                                            Treaty Effective Dates
                                ---------------------------------------------
                                  7/1/01      7/1/02      7/1/03      7/1/04
 Provisional loss ratio            60.0%       59.0%       59.0%       64.2%
 Ultimate loss ratio            ---------------------------------------------
   booked to at 12/31/05           60.8%       57.5%       56.5%       62.2%
                                ---------------------------------------------

 Effect of actual 0.5%          ---------------------------------------------
   above provisional            ($201,899)  ($306,424)  ($346,720)  ($167,653)
 Effect of actual 0.5% below    ---------------------------------------------
   provisional                   $141,329    $202,240    $228,835    $167,653
                                ---------------------------------------------

 Liquidity and Capital Resources

   Sources and uses of funds. Our sources of funds are from insurance related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.

   On a consolidated basis, our cash and investments increased $94.6 million to $139.6 million as of December 31, 2005 as compared to $45.0 million at December 31, 2004. This 210% increase is mostly attributable to net proceeds of $44.9 million from a stockholder rights offering and $29.1 million from the issuance of trust preferred securities during 2005. These amounts exclude restricted cash and investments of $13.8 million and $6.5 million at December 31, 2005 and 2004, respectively, which secure the credit exposure of third parties arising from our various quota share reinsurance treaties and agency agreements.

   Net cash provided by our consolidated operating activities was $29.5 million during 2005 compared to $7.3 million during 2004. The increase in operating cash flow primarily resulted from increased premiums collected of $32.9 million due largely to the assumption from Clarendon of business produced by HGA and the issuance of AHIC policies for business produced by HGA since July 1, 2005. Also contributing to the increase in collected premium is the 100% retention of the Texas non-standard auto premium produced by PGA. Prior to October 1, 2004, we retained only 45% of this business. Partially offsetting the increased operating cash flow is a $4.6 million increase in paid operating expenses due mostly to additional ceding commissions paid to Clarendon for the assumed premium, paid incentive compensation and paid retail agent profit sharing commissions. Also partially offsetting the increased operating cash flow is a $4.0 million increase in paid loss and loss adjustment expenses due mostly to the AHIC direct and assumed business produced by HGA during the last half of 2005 as well as the 100% retention of the Texas non-standard auto premium produced by PGA. Additional paid interest of $1.1 million from the trust preferred securities and $1.1 million in additional tax deposits also partially offset the increase in collected premium.

   Cash used by investing activities during 2005 was $73.1 million as compared to $4.0 million used during 2004. The increase in cash used in investing activities is mainly due to increased purchases of debt and equity securities of $51.9 million, increased net purchases of short-term investments of $12.2 million, a decrease in net maturities and redemptions of securities of $4.4 million and a $0.4 million increase in cash and investments transferred to restricted accounts.

   Cash provided by financing activities during 2005 was $75.1 million as compared to cash used in financing activities of $0.9 million during 2004. The cash provided in 2005 was from net proceeds of $44.9 million from the stockholder rights offering, $30.0 million from the issuance of trust preferred securities net of debt issuance costs and $0.2 million from the exercise of stock options. The cash used in 2004 was from $1.0 million repaid on a note payable that was partially offset by $48 thousand in proceeds from the exercise of stock options.

   As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2005, Hallmark had $2.0 million in cash and invested assets. Cash and invested assets of our non-insurance subsidiaries were $3.6 million as of December 31, 2005.

   Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of TDI, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2005, AHIC's ordinary dividend capacity was $1.5 million. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from AZDOI. During 2005, PIIC's ordinary dividend capacity was $0.8 million. Neither AHIC nor PIIC paid a dividend to Hallmark during 2005. The maximum dividend that AHIC can pay Hallmark in 2006 without prior approval from TDI is $6.4 million. The maximum dividend that PIIC can pay Hallmark in 2006 without prior approval from AZDOI is $1.6 million.

   TDI regulates financial transactions between AHIC and affiliated companies. Applicable regulations require TDI's approval of management fees, expense sharing contracts and similar transactions. PGA paid $1.8 million and $0.6 million in management fees to Hallmark during 2005 and 2004, respectively. AZDOI regulates financial transactions between PIIC and affiliated companies. Applicable regulations require AZDOI's approval of management fees, expense sharing contracts and similar transactions. PIIC paid $1.2 million in management fees to PGA during each of 2005 and 2004.

   Statutory capital and surplus is calculated as statutory assets less statutory liabilities. TDI requires that AHIC maintain minimum statutory capital and surplus of $2.0 million and AZDOI requires that PIIC maintain minimum statutory capital and surplus of $1.5 million. As of December 31, 2005, AHIC and PIIC each significantly exceeded the minimum required statutory capital and surplus. At December 31, 2005, AHIC reported statutory capital and surplus of $63.7 million, which reflects an increase of $52.2 million from the $11.5 million reported at December 31, 2004. At December 31, 2005, PIIC reported statutory capital and surplus of $36.3 million, which is $22.3 million more than the $14.0 million reported at December 31, 2004. AHIC reported a statutory net loss of $4.6 million during 2005 compared to statutory net income of $1.5 million in 2004. The net loss was primarily due to the statutory recognition of acquisition costs from the retention of business produced by HGA. These costs are deferred over the life of the underlying policies under GAAP. PIIC reported statutory net income of $2.7 million during 2005 compared to $3.4 million in 2004. At December 31, 2005, AHIC's premium-to-surplus percentage was 94% as compared to 122% for the year ended December 31, 2004. PIIC's premium-to-surplus percentage was 79% for the year ended December 31, 2005 as compared to 135% for the year ended December 31, 2004.

   Credit facility. On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit agreement was amended on July 15, 2005, and was further amended and restated on January 27, 2006. The restated credit agreement provides for a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The borrowings under the revolving credit facility will accrue interest at an annual rate of three month LIBOR plus 2.00% and we will pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the restated credit agreement are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets (subject to applicable insurance law and regulations). The restated credit agreement contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2005, there were no outstanding amounts due under our credit facility, and we were in compliance with or had obtained waivers of all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under the sub-facility to collateralize certain obligations under the agency agreement between HGA and Clarendon effective July 1, 2004. In January, 2006, we borrowed $15.0 million under the revolving credit facility in connection with the TGA acquisition. (See, "Item 1. Business - Recent Events.")

   Trust preferred securities. On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of December 31, 2005, the note balance was $30.9 million.

   Other debt obligations. On January 3, 2006, we executed a promissory note payable to Newcastle in the amount of $12.5 million in order to obtain funding to complete the acquisition of Aerospace. The promissory note bears interest at 10% per annum prior to maturity and at the maximum rate allowed under applicable law upon default. Interest is payable on the first business day of each month. The principal of the promissory note, together with accrued but unpaid interest, is due on demand at any time after June 30, 2006.

   On January 27, 2006, we issued $25.0 million in subordinated convertible promissory notes to the Opportunity Funds. Each convertible note bears interest at 4% per annum, which rate increases to 10% per annum in the event of default. Interest is payable quarterly in arrears commencing March 31, 2006. Principal and all accrued but unpaid interest is due at maturity on July 27, 2007. Subject to shareholder approval, the convertible notes are convertible by the holders into approximately 19.5 million shares of our common stock (subject to certain anti-dilution provisions), and will be automatically converted to such common stock at maturity.

   Long-term contractual obligations. Set forth below is a summary of long-term contractual obligations as of December 31, 2005 (in thousands). Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain losses and LAE are ceded to others under reinsurance contracts and are therefore recoverable. Such potential recoverables are not reflected in the table.

                                     Estimated Payments by Period
                           --------------------------------------------------
                            Total     2006   2007-2008  2009-2010  After 2010
                           -------  -------  ---------  ---------  ----------
 Notes payable             $30,928  $     -   $     -    $     -     $30,928
 Interest on note payable   68,366    2,318     4,635      4,635      56,778
 Unpaid losses and loss
   adjustment expenses      26,321   15,187     8,739      1,737         658
 Operating leases            4,027    1,103     1,964        773         187



   Conclusion. Based on 2006 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the foreseeable future. However, we expect additional capital to be required to satisfy the debt obligations to Newcastle which are payable on demand after June 30, 2006. We presently intend to retire this debt through a rights offering of our common stock to existing shareholders during the first half of 2006. However, there can be no assurance that we will be able to successfully complete such rights offering.


 Results of Operations

 Fiscal 2005 versus Fiscal 2004

      Total revenues for 2005 increased $23.9 million, or 37.9%, as compared to 2004, primarily as a result of a $19.5 million increase in revenues from our Commercial Insurance Operation due to the transition which began in the third quarter of 2005 of our premium produced by HGA from Clarendon to AHIC. Income before tax for 2005 increased $4.9 million over 2004. The improvement in operating earnings reflects additional investment income on capital raised in 2005, the transition of the commercial business and improved underwriting results.

      The following is additional business segment information for the twelve months ended December 31, 2005 and 2004 (in thousands):

                                           2005                2004
                                         --------            --------
      Revenues
      --------
      Personal Insurance Operation      $  43,907           $  39,555
      Commercial Insurance Operation       43,067              23,563
      Corporate                                61                   3
                                         --------            --------
        Consolidated                    $  87,035           $  63,121
                                         ========            ========

      Pre-tax Income
      --------------
      Personal Insurance Operation      $  11,647           $   8,109
      Commercial Insurance Operation        6,651               3,028
      Corporate                            (4,830)             (2,535)
                                         --------            --------
        Consolidated                    $  13,468           $   8,602
                                         ========            ========

 Personal Insurance Operation

      Net premium written by our Personal Insurance Operation increased $3.9 million during 2005 to $37.0 million compared to $33.1 million during 2004. The increase was due mainly to AHIC assuming 100% of the Texas non-standard automobile business produced by AHGA and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, AHIC assumed only 45% of this business. Total premium production for 2005 declined $6.6 million, or 15.4%, to $36.4 million from the $43.0 million produced in 2004. The decline in produced premium reflected increased rate competition.

      Revenue for our Personal Insurance Operation increased 11.0% to $43.9 million for 2005 from $39.6 million for 2004. Increased net premium earned of $5.0 million due to higher assumed premium volume was the primary cause of this increase. Also driving the increased revenue was a $0.9 million increase in investment income due to an increase in the investment portfolio from the completion of our capital plan. These increases were partially offset by a $1.2 million decrease in ceding commission income resulting from AHIC assuming 100% of the Texas non-standard automobile business effective October 1, 2004.

      Pre-tax income for our Personal Insurance Operation increased $3.5 million, or 43.6%, for 2005 compared to 2004. Net investment income and realized gains and losses contributed $1.0 million to the increase in pre-tax income for 2005 over 2004. Improved underwriting results as evidenced by a loss ratio of 56.7% in 2005 as compared to 59.3% in 2004 contributed $1.0 million to the increase in pre-tax income in 2005. Taking into consideration the effect on ceding commissions, loss and LAE and premium production costs, the changes in premium volume produced and assumed contributed approximately $0.9 million to the increase in pre-tax income. Lower technical service costs from integrating PIIC's back office systems that were previously outsourced contributed $0.4 million and lower salary and related expenses contributed $0.3 million to the increase in pre-tax income.

 Commercial Insurance Operation

      Beginning in the third quarter of 2005, our Commercial Insurance Operation began retaining written premium through AHIC. Our Commercial Insurance Operation written premium was accomplished through the assumption of in-force policies from Clarendon at July 1, 2005, the assumption of Clarendon policies issued subsequent to July 1, 2005, and the issuance of AHIC policies. This resulted in net written premium of $51.2 million for 2005.

      Total revenue for our Commercial Insurance Operation of $43.1 million for 2005 was $19.5 million more than the $23.6 million reported in 2004. This 82.8% increase in total revenue was primarily due to net premiums earned of $21.8 million from the issuance of AHIC policies and the assumption of premium from Clarendon for business produced by HGA. Increased net investment income contributed $1.5 million to the increase in revenue. These increases in revenue were partially offset by lower ceding commission revenue of $3.2 million and lower processing and service fees of $0.6 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure. Total earned premium generated by our Commercial Insurance Operation (including premium retained by Clarendon) for 2005 was $78.1 million as compared to $72.5 million for 2004.

      Pre-tax income for our Commercial Insurance Operation of $6.6 million for 2005 increased $3.6 million, or 119.6%, over the $3.0 million reported for 2004. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by loss and LAE of $12.6 million and additional production expenses of $3.2 million caused by increased retail agent commissions from higher premium production as well as additional ceding commission expense from the assumption of premium from Clarendon.

 Corporate

      Corporate pre-tax loss was $4.8 million for 2005 as compared to $2.5 million for 2004. The increase was due mostly to additional interest expense of $1.2 million from the issuance of trust preferred securities in June 2005, increased salary expense of $0.6 million from increased headcount (including the transfer of accounting positions from both operations to Corporate late in 2004) and additional audit and legal fees of $0.2 million due primarily to the implementation of our capital plan in 2005.

 Fiscal 2004 versus Fiscal 2003

      Total revenues for 2004 decreased $6.4 million, or 9.3%, as compared to 2003, primarily as a result of a $10.1 million decline in total revenues from our Personal Insurance Operation partially offset by a $3.7 million increase in total revenues from our Commercial Insurance Operation. However, income before tax and extraordinary gain for 2004 increased $7.9 million as compared to 2003. The improvement in operating earnings in 2004 reflected better underwriting results for our Personal Insurance Operation, additional commission revenue in our Commercial Insurance Operation and an overall reduction in interest expense as a result of the repayment of a related party note in September 2003.

      The following is additional business segment information for the twelve months ended December 31, 2004 and 2003 (in thousands):

                                           2004                2003
      Revenues                           --------            --------
      --------
      Personal Insurance Operation      $  39,555           $  49,665
      Commercial Insurance Operation       23,563              19,891
      Corporate                                 3                   3
                                         --------            --------
        Consolidated                    $  63,121           $  69,559
                                         ========            ========

      Pre-tax Income
      --------------
      Personal Insurance Operation      $   8,109           $   1,950
      Commercial Insurance Operation        3,028               1,311
      Corporate                            (2,535)             (2,575)
                                         --------            --------
        Consolidated                    $   8,602           $     686
                                         ========            ========

 Personal Insurance Operation

      Net premiums written decreased $3.5 million, or 9.6% during 2004 to $33.1 million compared to $36.6 million in 2003. The decrease in net premiums written was primarily attributable to the cancellation of unprofitable agents and programs, a shift in marketing focus from annual term premium financed policies to six month term direct bill policies, a reduction in policy counts caused by targeted rate adjustments and increased competition from newly capitalized entities entering the marketplace. Net premiums earned decreased $9.6 million, or 22.7%, to $32.4 million in 2004 compared to $42.0 million in 2003. Primarily as a result of the decline in net premiums earned, total revenue for our Personal Insurance Operation decreased $10.1 million, or 20.4%, to $39.6 million in 2004 compared to $49.7 million in 2003.

      Although revenue for our Personal Insurance Operation declined, our pre-tax income increased $6.2 million, or 315.8%, to $8.1 million in 2004 as compared to $2.0 million in 2003. The increase in pre-tax income was primarily due to improved underwriting results, as evidenced by a loss and LAE ratio of 59.3% for 2004 as compared to 72.5% for 2003. Also contributing to the improved pre-tax results were reduced salary and related expenses of $1.0 million due to the successful integration of the PIIC operations in late 2003 and the overall reduction in premium volume and increased net investment income of $0.2 million. These improvements were partially offset by the discontinuation of the premium finance program which caused finance charge revenue to decrease by $1.5 million which was partially offset by reduced interest expense of $0.4 million.

 Commercial Insurance Operation

      Total revenue for our Commercial Insurance Operation of $23.6 million for 2004 was $3.7 million, or 18.5%, more than the $19.9 million reported for 2003. The improvement was primarily due to a $2.9 million increase in commission revenue and a $0.7 million increase in claim servicing revenue. Commercial premium volume growth was the primary cause of the increased commission and claim fee revenue for 2004. Earned premium generated by our Commercial Insurance Operation for 2004 was $72.5 million compared to $62.9 million for 2003. We did not bear the primary underwriting risk for this business in 2004 or 2003 and, therefore, the resulting premiums and claims are not reflected in our reported results.

      Pre-tax income for the Commercial Insurance Operation of $3.0 million in 2004 increased $1.7 million, or 131.0%, over the $1.3 million reported in 2003. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by additional compensation and production related costs of $2.1 million attributable to the increased premium volume.

 Corporate

      Corporate pre-tax loss was $2.5 million for 2004 as compared to $2.6 million for 2003. We saved $0.8 million in interest expense in 2004 due to the repayment of a related party note in September 2003. This was partially offset by a $0.7 million increase in salary and related expenses in 2004.

 Effects of Inflation

      We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claim costs. The effects of inflation are considered in pricing and estimating reserves for unpaid losses and LAE. The actual effects of inflation on results of operations are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to the upward trend in the cost of judicial awards for damages. We attempt to mitigate the effects of inflation in the pricing of policies and establishing loss and LAE reserves.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      We believe that interest rate risk, credit risk and equity price risk are the types of market risk to which we are principally exposed.

 Interest Rate Risk

      Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. The fair value of the Company's fixed income securities as of December 31, 2005 was $87.3 million. The effective duration of the portfolio as of December 31, 2005 was 4.2 years. Should the market interest rates increase 1.0%, the Company's fixed income investment portfolio would be expected to decline in market value by 4.2%, or $3.6 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 4.2%, or $3.6 million, increase in the market value of the fixed income investment portfolio.

 Credit Risk

      An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage the credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2005, our fixed income investments were in the following: corporate securities - 62.4%; municipal securities - 32.8%; and U.S. Treasury securities - 4.8%. As of December 31, 2005, all of our fixed income securities were rated investment grade by nationally recognized statistical rating organizations.

      We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we use financially strong reinsurers with an A.M. Best rating of "A-" or better.

 Equity Price Risk

      Investments in equity securities which are subject to equity price risk make up 3.3% of our portfolio. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

      The fair value of our equity securities as of December 31, 2005 was $3.4 million. The fair value of our equity securities would increase or decrease by $1.0 million assuming a hypothetical 30.0% increase or decrease in market prices as of the balance sheet date. This would increase or decrease shareholders' equity by 1.2%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.


 Item 8.  Financial Statements and Supplementary Data.

 The following consolidated financial statements of the Company and it subsidiaries are filed as part of this report.

   Description                                                   Page Number
   -----------                                                   -----------
   Report of Independent Registered Public Accounting Firm           F-2

   Consolidated Balance Sheets at December 31, 2005 and 2004         F-3

   Consolidated Statements of Operations for the Years Ended
     December 31, 2005, 2004 and 2003                                F-4

   Consolidated Statements of Stockholders' Equity and               F-5
     Comprehensive Income for the Years Ended
     December 31, 2005, 2004 and 2003

   Consolidated Statements of Cash Flows for the                     F-7
     Years Ended December 31, 2005, 2004 and 2003

   Notes to Consolidated Financial Statements                        F-8

   Unaudited Selected Quarterly Information                          F-33

   Financial Statement Schedules                                     F-33



 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


 Item 9A.  Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that such controls and procedures are effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                   PART III

 Item 10.  Directors and Executive Officers of the Registrant.

   The information required by Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 11.  Executive Compensation.

   The information required by Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 13.  Certain Relationships and Related Transactions.

   The information required by Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


 Item 14.  Principal Accounting Fees and Services.

   The information required by Item 14 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


                                   PART IV


 Item 15.  Exhibits and Financial Statement Schedules and Reports.

 (a)(1)    Financial Statements

           The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

           Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2005 and 2004 Consolidated Statements of Operations for the Years Ended
             December 31, 2005, 2004 and 2003
           Consolidated Statements of Shareholders' Equity and Comprehensive
             Income for the Years Ended December 31, 2005, 2004 and 2003 Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2005, 2004 and 2003
           Notes to Consolidated Financial Statements

 (a)(2)    Financial Statement Schedules

           The following financial statement schedules are included in this report:

           Unaudited Selected Quarterly Information                Page F-33
           Schedule II - Condensed Financial Information of
             Registrant - Hallmark Financial Services, Inc.
             (Parent Company Only)                                 Page F-33
           Schedule III - Supplemental Insurance Information       Page F-36
           Schedule IV - Reinsurance                               Page F-37
           Schedule VI - Supplemental Information Concerning
             Property- Casualty Insurance Operations               Page F-38

 (a)(3)    Exhibit index

 The following exhibits are either filed with this report or incorporated by reference:

 Exhibit
 Number                         Description
 ------                         -----------
 3(a)     Articles of Incorporation of the registrant, as amended
          (incorporated by reference to Exhibit 3(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

 3(b) Amended and Restated By-Laws of the registrant, (incorporated by reference to Exhibit 3(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

 3(c) Amendment of Article VII of the Amended and Restated Bylaws of Hallmark Financial Services, Inc., adopted July 19, 2002 (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

 4(a) Specimen certificate for Common Stock, $.03 par value, of the registrant (incorporated by reference to Exhibit 4 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991).

 4(b) Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed June 27, 2005).

 4(c) Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed June 27, 2005).

 4(d)     Form of Junior Subordinated Debt Security Due 2035 [included in
          Exhibit 4(b) above].

 4(e) Form of Capital Security Certificate [included in Exhibit 4(c) above].

 4(f) Credit Agreement dated June 29, 2005, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed July 6, 2005).

 4(g) First Amendment to Credit Agreement dated July 15, 2005, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4(g) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

 4(h) First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

 4(i) Promissory Note dated January 3, 2006, in the amount of $12,500,000 payable to Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed January 5, 2006).

 4(j) Form of Convertible Promissory Note dated January 27, 2006, payable to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2,
          2006).

 10(a)    Office Lease for 14651 Dallas Parkway, dated January 1,
          1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(b) Tenth Amendment to Office Lease for 14651 Dallas Parkway, dated May 5th, 2003, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

 10(c) Lease Agreement for 777 Main Street, Suite 1000, Fort Worth, Texas 76102, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
          2003).

 10(d)*   1991 Key Employee Stock Option Plan of the registrant
          (incorporated by reference to Exhibit C to the definitive Proxy Statement relating to the registrant's Annual Meeting of Shareholders held May 20, 1991).

 10(e)* 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(f)* First Amendment to Hallmark Financial Services, Inc. 1994 Key Employee Long Term Incentive Plan (incorporated by reference to
          Exhibit 10(bm) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

 10(g)* 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

 10(h)* First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to
          Exhibit 10(bn) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

 10(i)* Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to
          Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

 10(j)* Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

 10(k)* Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 3, 2005).

 10(l)* Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed June 3, 2005).

 10(m)* Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed June 3, 2005).

 10(n) Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit
          10.1 to the registrant's Current Report on Form 8-K filed June 27, 2005).

 10(o) Form of Purchase Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity
          Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

 10(p) Form of Registration Rights Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

  21+     List of subsidiaries of the registrant.

  23+     Consent of KPMG LLP

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


                                  HALLMARK FINANCIAL SERVICES, INC.
                                             (Registrant)

 Date:        March 22, 2006      /s/ Mark E. Schwarz
                                  ------------------------------------------
                                  Mark E. Schwarz, Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

 Date:        March 22, 2006      /s/ Mark J. Morrison
                                  ------------------------------------------
                                  Mark J. Morrison, EVP,
                                  Chief Operating Officer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

 Date:        March 22, 2006      /s/ Jeffrey R. Passmore
                                  ------------------------------------------
                                  Jeffrey R. Passmore, SVP and Chief
                                  Accounting Officer
                                  (Principal Accounting Officer)


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

 Date:        March 22, 2006      /s/ Mark E. Schwarz
                                  ------------------------------------------
                                  Mark E. Schwarz, Director

 Date:        March 22, 2006      /s/ James H. Graves
                                  ------------------------------------------
                                  James H. Graves, Director

 Date:        March 22, 2006      /s/ George R. Manser
                                  ------------------------------------------
                                  George R. Manser, Director

 Date:        March 22, 2006      /s/ Scott T. Berlin
                                  ------------------------------------------
                                  Scott T. Berlin, Director

          HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 Description                                                     Page Number
 -----------                                                     -----------

 Report of Independent Registered Public Accounting Firm             F-2

 Consolidated Balance Sheets at December 31, 2005 and 2004           F-3

 Consolidated Statements of Operations for the Years Ended
 December 31, 2005, 2004 and 2003                                    F-4

 Consolidated Statements of Stockholders' Equity and
 Comprehensive Income for the Years Ended
 December 31, 2005, 2004 and 2003                                    F-5

 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2005, 2004 and 2003                                    F-7

 Notes to Consolidated Financial Statements                          F-8

 Unaudited Selected Quarterly Information                            F-33

 Financial Statement Schedules                                       F-33

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Stockholders
 Hallmark Financial Services, Inc.:

 We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

 As described in note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


 /s/ KPMG LLP
 ------------
 KPMG LLP
 Dallas, Texas
 March 17, 2006

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2005 and 2004
                              (In thousands)

                    ASSETS                               2005          2004
                    ------                            ----------    ----------
 Investments:
   Debt securities, available-for-sale,
     at fair value                                   $    79,360   $    28,206
   Equity securities, available-for-sale,
     at fair value                                         3,403         3,580
   Short-term investments, available-for-sale,
     at fair value                                        12,281           335
                                                      ----------    ----------
            Total investments                             95,044        32,121

 Cash and cash equivalents                                44,528        12,901
 Restricted cash and investments                          13,802         6,509
 Prepaid reinsurance premiums                                767             -
 Premiums receivable                                      26,530         4,103
 Accounts receivable                                       2,083         3,494
 Reinsurance recoverable                                     444         3,083
 Deferred policy acquisition costs                         9,164         7,475
 Excess of cost over fair value of net
   assets acquired                                         4,836         4,836
 Intangible assets                                           459           486
 Deferred federal income taxes                             3,992         5,173
 Prepaid expenses                                            802           813
 Other assets                                              6,455         1,517
                                                      ----------    ----------
                                                     $   208,906   $    82,511
                                                      ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                     $    30,928   $         -
   Unpaid losses and loss adjustment expenses             26,321        19,648
   Unearned premiums                                      36,027         6,192
   Unearned revenue                                        4,055        11,283
   Reinsurance balances payable                              116             -
   Accrued agent profit sharing                            2,173         1,875
   Accrued ceding commission payable                      11,430         1,695
   Pension liability                                       2,932         2,180
   Current federal income tax payable                        300         1,343
   Accounts payable and other accrued expenses             9,436         5,639
                                                      ----------    ----------
                                                         123,718        49,855
                                                      ----------    ----------
 Commitments and contingencies (Note 15)

 Stockholders' equity:
   Common stock, $.03 par value, authorized
     100,000,000 shares; issued 86,856,610
     shares in 2005 and 36,856,610 shares in 2004          2,606         1,106
   Capital in excess of par value                         62,907        19,647
   Retained earnings                                      22,289        13,103
   Accumulated other comprehensive loss                   (2,597)         (759)
   Treasury stock, 14,819 shares in 2005
     and 379,319 shares in 2004, at cost                     (17)         (441)
                                                      ----------    ----------
             Total stockholders' equity                   85,188        32,656
                                                      ----------    ----------
                                                     $   208,906   $    82,511
                                                      ==========    ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

                 HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 2005, 2004 and 2003
                       (In thousands, except per share amounts)


                                                 2005        2004        2003
                                               --------    --------    --------
 Gross premiums written                       $  89,467   $  33,389   $  43,338
 Ceded premiums written                          (1,215)       (322)     (6,769)
                                               --------    --------    --------
 Net premiums written                            88,252      33,067      36,569
 Change in unearned premiums                    (29,068)       (622)      5,406
                                               --------    --------    --------
 Net premiums earned                             59,184      32,445      41,975

 Investment income, net of expenses               3,836       1,386       1,198
 Realized gains (losses)                             58         (27)        (88)
 Finance charges                                  2,044       2,183       3,544
 Commission and fees                             16,703      21,100      17,544
 Processing and service fees                      5,183       6,003       4,900
 Other income                                        27          31         486
                                               --------    --------    --------
   Total revenues                                87,035      63,121      69,559

 Losses and loss adjustment expenses             33,784      19,137      30,188
 Other operating costs and expenses              38,492      35,290      37,386
 Interest expense                                 1,264          64       1,271
 Amortization of intangible asset                    27          28          28
                                               --------    --------    --------
   Total expenses                                73,567      54,519      68,873

 Income before income tax and
   extraordinary gain                            13,468       8,602         686

 Income tax expense                               4,282       2,753          25
                                               --------    --------    --------
 Income before extraordinary gain                 9,186       5,849         661
   Extraordinary gain                                 -           -       8,084
                                               --------    --------    --------
     Net income                               $   9,186   $   5,849   $   8,745
                                               ========    ========    ========
 Basic earnings  per share:
   Income before extraordinary gain           $    0.13   $    0.14   $    0.02
   Extraordinary gain                                 -           -        0.28
                                               --------    --------    --------
     Net income                               $    0.13   $    0.14   $    0.30
                                               ========    ========    ========
 Diluted earnings per share:
   Income before extraordinary gain           $    0.13   $    0.14   $    0.02
   Extraordinary gain                                 -           -        0.28
                                               --------    --------    --------
     Net income                               $    0.13   $    0.14   $    0.30
                                               ========    ========    ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements


                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      for the years ended December 31, 2005, 2004 and 2003
                                                        (in thousands)
                                            ---------------------------------------
                                                                        Accumulated
                                                    Capital                Other                                      Compre-
                                 Number               In                  Compre-                Number    Total      hensive
                                   of       Par    Excess of   Retained   hensive    Treasury      of   Stockholders' Income
                                 Shares    Value   Par Value   Earnings    Income      Stock     Shares    Equity     (Loss)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   --------
 Balance at December 31, 2002    11,856   $  356  $   10,875   $ (1,491)   $ (162)   $  (1,043)     806  $   8,535

 Rights offering                 25,000      750       9,250                                                10,000
 Issuance of common stock             1        -                                                                 -
 Amortization of fair value
   of stock options granted                               31                                                    31
 Stock options exercised                                (463)                              480     (322)        17

 Comprehensive income:
   Net income                                                     8,745                                      8,745  $   8,745

 Other comprehensive income:
   Additional minimum
     pension liability                                                       (646)                            (646)      (646)
   Net unrealized holding gains
     arising during period                                                    667                              667        667
   Reclassification adjustment
     for losses included in net
     income                                                                    88                               88         88
                                                                           ------                         --------   --------
   Net unrealized gains on
     securities                                                               755                              755        755
                                                                           ------                         --------   --------
 Total other comprehensive
   income before tax                                                          109                              109        109
 Tax effect on other
   comprehensive income                                                       (40)                             (40)       (40)
                                                                           ------                         --------   --------
 Other comprehensive
   income after tax                                                            69                               69         69
 Comprehensive income                                                                                               $   8,814
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
 Balance at December 31, 2003    36,857   $1,106  $   19,693  $   7,254   $   (93)  $     (563)     484  $  27,397

 Amortization of fair value
   of stock options granted                               28                                                    28
 Stock options exercised                                 (74)                              122     (105)        48

 Comprehensive income:
   Net income                                                     5,849                                      5,849  $   5,849

 Other comprehensive income:
   Additional minimum
     pension liability                                                     (1,198)                          (1,198)    (1,198)
   Net unrealized holding gains
     arising during period                                                    438                              438        438
   Reclassification adjustment
     for losses included in net
     income                                                                  (218)                            (218)      (218)
                                                                           ------                         --------   --------
   Net unrealized gains on
     securities                                                               220                              220        220
                                                                           ------                         --------   --------
 Total other comprehensive
   income before tax                                                         (978)                            (978)      (978)
 Tax effect on other
   comprehensive income                                                       312                              312        312
                                                                           ------                         --------   --------
 Other comprehensive
   income after tax                                                          (666)                            (666)      (666)
 Comprehensive income                                                                                               $   5,183
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   ========
 Balance at December 31, 2004    36,857   $1,106  $   19,647  $  13,103    $ (759)   $    (441)     379  $  32,656
                                 ======    =====   =========   ========    ======    =========   ======   ========

                                       HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
                                      for the years ended December 31, 2005, 2004 and 2003
                                                        (in thousands)
                                            ---------------------------------------
                                                                        Accumulated
                                                    Capital                Other                                      Compre-
                                 Number               In                  Compre-                Number    Total      hensive
                                   of       Par    Excess of   Retained   hensive    Treasury      of   Stockholders' Income
                                 Shares    Value   Par Value   Earnings    Income      Stock     Shares    Equity     (Loss)
                                 ------    -----   ---------   --------    ------    ---------   ------   --------   --------
 Balance at December 31, 2004    36,857   $1,106  $   19,647  $  13,103    $ (759)   $    (441)     379  $  32,656

 Rights offering                 50,000    1,500      43,391                                                44,891

 Amortization of fair value
   of stock options granted                               63                                                    63

 Stock options exercised                                (194)                              424     (364)       230

 Comprehensive income:
   Net income                                                     9,186                                      9,186  $   9,186

 Other comprehensive income:
   Additional minimum
     pension liability                                                       (761)                            (761)      (761)
   Net unrealized holding
     gains (losses) arising
     during period                                                         (1,932)                          (1,932)    (1,932)
   Reclassification adjustment
     for losses included in
     net income                                                              (107)                            (107)      (107)
                                                                           ------                         -------------------
   Net unrealized gains
     (losses) on securities                                                (2,039)                          (2,039)    (2,039)
                                                                           ------                         -------------------
 Total other comprehensive
   income before tax                                                       (2,800)                          (2,800)    (2,800)
 Tax effect on other
   comprehensive income                                                       962                              962        962
                                                                           ------                         -------------------
 Other comprehensive
   income after tax                                                        (1,838)                          (1,838)    (1,838)

 Comprehensive income                                                                                               $   7,348
                                 ------    -----   ---------   --------    ------    ---------   ------   --------===========
 Balance at December 31, 2005    86,857   $2,606  $   62,907  $  22,289   $(2,597)  $      (17)      15  $  85,188
                                 ======    =====   =========   ========    ======    =========   ======   ========

                                             The accompanying notes are an integral
                                          part of the consolidated financial statements


              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 2005, 2004 and 2003
                                (In thousands)

                                                 2005        2004        2003
                                               --------    --------    --------
 Cash flows from operating activities:
   Net income                                 $   9,186   $   5,849   $   8,745

 Adjustments to reconcile net income
 to cash  provided by operating activities:
   Depreciation and amortization expense            413         450         621
   Deferred income tax expense (benefit)          2,143        (787)        114
   Realized (gain) loss on investments              (58)         27          88
   Change in prepaid reinsurance premiums          (767)        291       8,297
   Change in premiums receivable                (22,427)        (70)     (1,276)
   Change in accounts receivable                  1,411         (99)     (1,266)
   Change in deferred policy acquisition costs   (1,689)       (329)     (1,340)
   Change in unpaid losses and loss adjustment
     expenses                                     6,673      (8,808)     (5,097)
   Change in unearned premiums                   29,835         330     (12,785)
   Change in unearned revenue                    (7,228)      1,093       3,271
   Change in accrued agent profit sharing           298         364         944
   Change in reinsurance recoverable              2,639       7,433      12,817
   Change in reinsurance balances payable           116           -      (3,082)
   Change in current federal income tax
     payable/recoverable                         (1,043)      1,968        (592)
   Change in accrued ceding commission payable    9,735         531      (1,372)
   Gain on acquisition of subsidiary                  -           -      (8,084)
   Change in all other liabilities                3,817      (1,661)        419
   Change in all other assets                    (3,512)        757          44
                                               --------    --------    --------
     Net cash provided by operating activities   29,542       7,339         466

 Cash flows from investing  activities:
   Purchases of property and equipment             (532)       (389)       (476)
   Acquisition of subsidiary, net of cash
     received                                         -           -       6,945
   Premium finance notes repaid, net of
     finance notes originated                         -          43      11,550
   Change in restricted cash and investments     (3,835)     (3,458)     (4,294)
   Purchases of debt and equity securities      (58,605)     (6,670)    (19,075)
   Maturities of fixed income securities             10       5,034       1,403
   Redemptions of investment securities           1,737       1,081       6,944
   Net (purchases) redemptions of
     short-term investments                     (11,832)        344       8,904
                                               --------    --------    --------
     Net cash provided by (used in)
       investing activities                     (73,057)     (4,015)     11,901

 Cash flows from financing activities:
   Proceeds from borrowings                      30,928           -           -
   Debt issuance costs                             (907)          -           -
   Net repayments to premium finance lender           -           -     (10,905)
   Proceeds from rights offering                 44,891           -      10,000
   Proceeds from exercise of employee
     stock options                                  230          48          17
   Repayment of borrowings                            -        (991)     (9,412)
                                               --------    --------    --------
     Net cash provided by (used in)
       financing activities                      75,142        (943)    (10,300)

 Increase in cash and cash equivalents           31,627       2,381       2,067
 Cash and cash equivalents at beginning of year  12,901      10,520       8,453
                                               --------    --------    --------
 Cash and cash equivalents at end of year     $  44,528   $  12,901   $  10,520
                                               ========    ========    ========
 Supplemental cash flow information:
   Interest (paid)                            $  (1,167)  $     (64)   $ (1,456)
                                               ========    ========    ========
   Income taxes (paid)                        $  (3,182)  $  (1,700)   $   (475)
                                               ========    ========    ========

 We transferred $3.4 million of fixed maturity investments from debt securities, available-for-sale to restricted investments during 2005 and transferred $2.4 million of fixed maturity investment from restricted investments to debt securities, available-for-sale during 2004.

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2005

 1.  Accounting Policies:
     -------------------

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements include the accounts and operations of Hallmark Financial Services, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which, as to American Hallmark Insurance Company of Texas ("AHIC") and Phoenix Indemnity Insurance Company ("PIIC"), differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

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

     Short-term investments consist of treasury bills which are reported at market value and a certificate of deposit carried at amortized cost, which approximates market.

     Realized investment gains and losses are recognized in operations on the specific identification method.

     Cash Equivalents
     ----------------
     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Recognition of Premium Revenues
     -------------------------------
     Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $3.9 million, $2.7 million and $3.0 million and policy fees, net of reinsurance, of $3.9 million, $2.7 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Recognition of Commission Revenues and Expenses of Commercial Insurance
     -----------------------------------------------------------------------
     Operation
     ---------
     Commission revenues and commission expenses related to insurance policies issued by Hallmark General Agency, Inc. ("HGA") on behalf of Clarendon National Insurance Company ("Clarendon") are recognized pro rata during the period covered by the policy. Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty at 0.5% above and below the provisional loss ratio.

                                            Treaty Effective Dates
                                ---------------------------------------------
                                  7/1/01      7/1/02      7/1/03      7/1/04
     Provisional loss ratio        60.0%       59.0%       59.0%       64.2%
     Ultimate loss ratio        ---------------------------------------------
       booked to at 12/31/05       60.8%       57.5%       56.5%       62.2%
                                ---------------------------------------------

     Effect of actual 0.5%      ---------------------------------------------
       above provisional        ($201,899)  ($306,424)  ($346,720)  ($167,653)
     Effect of actual 0.5%      ---------------------------------------------
       below provisional         $141,329    $202,240    $228,835    $167,653
                                ---------------------------------------------

      As of December 31, 2005, we recorded a $1.7 million profit sharing payable for the quota share treaty effective July 1, 2001. We received a $2.0 million initial settlement on this treaty in 2004 based on actual incurred loss experience. The payable is the difference between the cash received and the recognized commission revenue based on the estimated ultimate loss ratio. We also recorded a $0.6 million receivable on the quota share treaty effective July 1, 2002, a $1.1 million receivable on the quota share treaty effective July 1, 2003 and a $1.0 million receivable on the quota share treaty effective July 1, 2004.

      Recognition of Claim Servicing Fees
      -----------------------------------
      Claim servicing fees are recognized in proportion to the historical trends of the claim cycle. We use historical claim count data that measures the close rate of claims in relation to the policy period covered to substantiate the service period. The following table summarizes the year in which claim fee revenue is recognized by type of business.

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
                                       ---------------------------------

      Finance Charges
      ---------------
      The majority of AHIC's annual insurance premiums were previously financed through our premium finance program offered by our wholly-owned subsidiary, Hallmark Finance Corporation. AHIC discontinued offering premium financing on new annual term policies in July 2003. Finance charges on the premium finance notes were recorded as interest earned. This interest was earned on the Rule of 78's method which approximates the interest method for such short-term notes.

      We receive premium installment fees between $3.00 and $9.00 per direct bill payment from policyholders. Installment fee income is classified as finance charges on the statement of operations and is recognized as the fee is invoiced.

      Property and Equipment
      ----------------------
      Property and equipment (including leasehold improvements), aggregating $4.1 million and $3.6 million, at December 31, 2005 and 2004, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2005, 2004 and 2003 was $0.4 million, $0.4 million and $0.6 million, respectively. Accumulated depreciation was $3.0 and $2.6 million at December 31, 2005 and 2004, respectively.

      Premiums Receivable
      -------------------
      Premiums receivable represent amounts due from policyholders directly or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

      Deferred Policy Acquisition Costs
      ---------------------------------
      Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency.

      Ceding commissions from reinsurers on retroceded business, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions from this business are netted against deferred policy acquisition costs in the accompanying balance sheet. The change in deferred ceding commission income is netted and included in other operating costs and expenses in the accompanying income statement. During 2005 we deferred $4.8 million of ceding commissions on the AHIC commercial business. As of December 31, 2005, we netted this $4.8 million of deferred ceding commissions against our deferred policy acquisition cost balance. During 2005, 2004 and 2003, the Company deferred ($33.3) million, ($22.6) million and ($21.0) million of policy acquisition costs and amortized $26.8 million, $22.3 million and $20.6 million of deferred policy acquisition costs, respectively. The net deferrals of policy acquisition costs were ($6.5) million, ($0.3) million and ($0.4) million for 2005, 2004 and 2003, respectively.

      Losses and Loss Adjustment Expenses
      -----------------------------------
      Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2005, 2004 and 2003. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

      Agent Profit Sharing Commissions
      --------------------------------
      We annually pay a profit sharing commission to our independent agency force based upon the results of the business produced by each agent. We estimate and accrue this liability to commission expense in the year the business is produced.

      Reinsurance
      -----------
      We are routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses, and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 6.)

      Leases
      ------
      We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2011. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as deferred rent which is classified as other accrued expenses on our consolidated balance sheet.

      Income Taxes
      ------------
      We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes in effect for the year in which these temporary differences are expected to be recovered or settled.

      Earnings Per Share
      ------------------
      The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 10 and 12.)

      Business Combinations
      ---------------------
      We account for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "excess of cost over net assets acquired" or "goodwill". Indirect and general expenses related to business combinations are expensed as incurred.

      We acquired PIIC effective January 1, 2003. In consideration for PIIC, we cancelled $7.0 million of a $14.85 million balance on a note receivable from Millers American Group, Inc. ("Millers"). We had valued the note receivable on our balance sheet at its cost of $6.5 million. As of December 31, 2003, we fully reserved for the remaining balance of the note receivable.

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
                                                                    =======

     The acquisition of PIIC was accounted for in accordance with FASB Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement requires that we estimate the fair value of assets acquired and liabilities assumed by us as of the date of the acquisition. In accordance with SFAS 141, we recognized an extraordinary gain of $8.1 million for the acquisition of PIIC in our Consolidated Statement of Operations for the twelve months ended December 31, 2003. The gain was calculated as the difference between the fair value of the net assets of PIIC of $14.6 million and the $6.5 million cost of the note receivable from Millers.

     Intangible Assets
     -----------------
     We account for our  intangible assets according to  SFAS 142.  SFAS  142 supersedes Accounting Principles Boards ("APB") Opinion No. 17, "Intangible Assets," and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     Pursuant to SFAS 142, we have identified two components of goodwill and assigned the carrying value of these components into two reporting units: the Personal Insurance Operation, $2.7 million; and the Commercial Insurance Operation, $2.1 million. During 2005, 2004 and 2003, we completed the first step prescribed by SFAS 142 for testing for impairment and determined that there was no impairment.

     Effective December 1, 2002, we acquired HGA and ECM. At acquisition, we valued the relationships with HGA's independent agents at $542,580. This asset is classified as an intangible asset and is being amortized on a straight-line basis over twenty years. We recognized $27,129 of amortization expense for the twelve months ending December 31, 2005 and will recognize $27,129 in amortization expense for each of the next five years and $323,287 for the remainder of the asset's life.

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

     Investment Securities:   Fair  values for  fixed income  securities  and
     equity securities are obtained from an independent pricing service or based on quoted market prices. (See Note 2.)

     Restricted Cash and Investments: The carrying amount for restricted cash reported in the balance sheet approximates the fair value. Fair values for restricted fixed income securities are obtained from an independent pricing service or based on quoted market prices. (See Note 3.)

     Notes Payable: The fair value for the notes payable as of December 31, 2005 was $30.9 million, calculated by discounting the future cash flows at our current fixed interest rate of 7.725%.

     For accrued investment income, amounts recoverable from reinsurers, federal income tax payable and receivable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

     Stock-based Compensation
     ------------------------
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. In April 2005, the SEC deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The statement amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the prospective method provisions of SFAS 148.

     We have a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. We had an employee stock option plan and a non-qualified stock option plan for non-employee directors, both of which expired in 2004. These plans are described more fully in Note 11. Prior to 2003, we accounted for these plans under the recognition and measurement provisions of APB 25, and related Interpretations. Effective January 1, 2003, we adopted, in accordance with SFAS 148, the fair value recognition provisions of SFAS
     123. Under the prospective method of adoption selected by us under the provisions of SFAS 148, compensation cost is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Compensation cost is recognized pro rata over the vesting period as the awards vest. Results for prior years have not been restated.

     The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                 2005        2004        2003
                                               --------    --------    --------
      Net income                              $   9,186   $   5,849   $   8,745
      Add:  stock-based employee compensation
        expenses included in reported net
        income, net of tax                           41          20          30
      Deduct:  total stock-based employee
        compensation expense determined under
        fair value based method for all
        awards, net of tax                          (48)        (27)        (68)
                                               --------    --------    --------
      Pro forma net income                    $   9,179   $   5,842   $   8,707
                                               ========    ========    ========
      Net income per share:
      Basic - as reported                     $    0.13   $    0.14   $    0.30
      Basic - pro forma                       $    0.13   $    0.14   $    0.30
      Diluted - as reported                   $    0.13   $    0.14   $    0.30
      Diluted - pro forma                     $    0.13   $    0.14   $    0.29

      Reclassification
      ----------------
      Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income or stockholders' equity.

  2.  Investments:

      Major categories of net investment income (in thousands) are summarized as follows:

                                                 Years ended December 31,
                                             --------------------------------
                                               2005        2004        2003
                                             --------    --------    --------
      Debt securities                       $   2,806   $   1,127   $     752
      Equity securities                            90         109         189
      Short-term investments                      161          82         102
      Cash equivalents                            832          82         171
                                             --------    --------    --------
                                                3,889       1,400       1,214
      Investment expenses                         (53)        (14)        (16)
                                             --------    --------    --------
      Net investment income                 $   3,836   $   1,386   $   1,198
                                             ========    ========    ========

      No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2005 or 2004.

      The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized    Fair
                                       Cost       Gains    Losses      Value
                                     --------    ------   -------    ---------
     As of December 31, 2005
     -----------------------
     U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                 $   4,331   $     -  $    153   $    4,178
     Corporate debt securities         51,191        26       843       50,374
     Municipal bonds                   24,837       174       217       24,794
     Mortgage backed securities            13         1         -           14
                                     --------    ------   -------    ---------
        Total debt securities          80,372       201     1,213       79,360

     Equity securities                  3,505       270       372        3,403
                                     --------    ------   -------    ---------
     Total debt and equity
       securities                   $  83,877   $   471  $  1,585   $   82,763
                                     ========    ======   =======    =========

     As of December 31, 2004
     -----------------------
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
                                     ========    ======   =======    =========

        The amortized cost and estimated fair value of investments in debt and equity securities with a gross unrealized loss position at December 31, 2005 and 2004 (in thousands) is as follows:

                                                                     Gross
                                                                  Unrealized
                                   Amortized Cost   Fair Value       Loss
                                   --------------   ----------    ----------
        As of December 31, 2005
        -----------------------
        4 Equity Positions            $  1,677       $  1,305      $   (372)
        67 Bond Positions               70,956         69,684        (1,272)
                                       -------        -------       -------
                                      $ 72,633       $ 70,989      $ (1,644)
                                       =======        =======       =======

        As of December 31, 2004
        -----------------------
        1 Equity Position             $     31       $     27      $     (4)
        6 Bond Positions                 7,323          7,216          (107)
                                       -------        -------       -------
                                      $  7,354       $  7,243      $   (111)
                                       =======        =======       =======

      The gross unrealized loss recorded at December 31, 2005 includes $59 thousand from securities placed in the restricted investment portfolio. All of the gross unrealized loss at December 31, 2005 is less than twelve months old and is considered a temporary decline in value as we see no other indications that the decline in value of these securities is permanent.

      The amortized cost and estimated fair value of debt securities at December 31, 2005 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

                                                 Amortized         Fair
       Maturity (in thousands):                     Cost           Value
       -----------------------                    --------        --------
       Due in one year or less                   $  10,188       $   9,930
       Due after one year through five years        27,245          26,697
       Due after five years through ten years       39,669          39,518
       Due after ten years                           3,257           3,201
       Mortgage-backed securities                       13              14
                                                  --------        --------
                                                 $  80,372       $  79,360
                                                  ========        ========

      At December 31, 2005 and 2004, investments in debt securities with an approximate carrying value of $6.2 million and $2.6 million were on deposit with various state insurance departments as required by state insurance regulations.


  3.  Restricted Cash and Investments;
      -------------------------------
      We have cash and investments held in trust accounts to secure the credit exposure of third parties arising from our various quota share reinsurance treaties and agency agreements. These funds are recorded on our balance sheet at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, a component of shareholders' equity. The fair value of these funds as of December 31, 2005 and 2004 was $13.8 million and $6.5 million, respectively.

      The amortized cost and estimated fair value of cash and investments in debt securities held in trust by category is as follows (in thousands):

                                                  Gross    Gross
                                     Amortized Unrealized Unrealized  Fair
                                       Cost       Gains    Losses     Value
                                     ----------------------------------------
      As of December 31, 2005
      -----------------------
      Municipal bonds               $   3,875   $     -   $    23   $   3,852
      Corporate debt securities         4,096         -        36       4,060
                                     ----------------------------------------
      Total debt securities         $   7,971   $     -   $    59   $   7,912
                                     ==============================
      Cash                                                              5,890
                                                                     --------
      Total restricted cash
        and investments                                             $  13,802
                                                                     ========
      As of December 31, 2004
      -----------------------
      Municipal bonds               $   2,561   $    45   $     -   $   2,606
      Corporate debt securities             -         -         -           -
                                     ----------------------------------------
      Total debt securities         $   2,561   $    45   $     -   $   2,606
                                     ==============================
      Cash                                                              3,903
                                                                     --------
      Total restricted cash
        and investments                                             $   6,509
                                                                     ========

      The amortized cost and estimated fair  value  of  investments  in  debt
      securities  held  in  trust  as  of   December 31, 2005  by contractual
      maturity are as follows (in thousands):

                                                  Amortized        Fair
                                                    Cost           Value
                                                  ------------------------
       Due in one year or less                   $   2,966       $   2,947
       Due after one year through 5 years            1,130           1,113
       Due after 5 years through 10 years            3,875           3,852
       Due after 10 years                                -               -
                                                  ------------------------
                                                 $   7,971       $   7,912
                                                  ========================

  4.  Other Assets:
      ------------

      The following table details our other assets as of December 31, 2005 and 2004 (in thousands):

                                                    2005            2004
                                                  --------        --------
         Profit sharing commission receivable    $   2,793       $     380
         Accrued investment income                   1,562             417
         Debt issuance costs                           856               -
         Fixed assets                                1,148             693
         Other assets                                   96              27
                                                  --------        --------
                                                 $   6,455       $   1,517
                                                  ========        ========

     Our profit sharing commission receivable increased $2.4 million in 2005 due to favorable loss development and improved commission terms negotiated in the middle of 2004. Our accrued investment income increased $1.1 million due to the investment of funds received in our capital plan implemented in 2005.


  5.  Reserves for Unpaid Losses and Loss Adjustment Expenses:

      Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

                                                 2005       2004       2003
                                               --------   --------   --------
      Balance at January 1                    $  19,648  $  28,456  $  17,667
      Plus acquisition of Phoenix
        at January 1                                  -          -     10,338
                                               --------   --------   --------
      Less reinsurance recoverables               1,948      7,259      9,256
                                               --------   --------   --------
      Net Balance at January 1                   17,700     21,197     18,749
                                               --------   --------   --------
      Incurred related to:
        Current year                             36,184     20,331     29,724
        Prior years                              (2,400)    (1,194)       464
                                               --------   --------   --------
      Total incurred                             33,784     19,137     30,188
                                               --------   --------   --------
      Paid related to:
        Current year                             17,414     10,417     21,895
        Prior years                               8,073     12,217      5,845
                                               --------   --------   --------
      Total paid                                 25,487     22,634     27,740
                                               --------   --------   --------
      Net Balance at December 31                 25,997     17,700     21,197
        Plus reinsurance recoverables               324      1,948      7,259
                                               --------   --------   --------
      Balance at December 31                  $  26,321  $  19,648  $  28,456
                                               ========   ========   ========

      The $2.4 million and $1.2 million favorable development in prior accident years recognized in 2005 and 2004, respectively, represent normal changes in actuarial estimates. The 2003 provision for losses and LAE for claims occurring in the current period includes a $2.1 million settlement of a bad faith claim, net of reinsurance, and adverse development primarily related to newly acquired business.


 6.   Reinsurance:
      ------------
      We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings.

      For policies originated prior to April 1, 2003, we assumed the reinsurance of 100% of the Texas non-standard auto business produced by Phoenix General Agency ("PGA") and underwritten by State &
      County  and  retroceded  55%  of the business  to  Dorinco  Reinsurance
      Company ("Dorinco"). Under this arrangement, we remain obligated to policyholders in the event that Dorinco does not meet its obligations under the retrocession agreement. From April 1, 2003 through September 30, 2004, we assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by PGA and underwritten either by State & County (for policies written from April 1, 2003 through September 30,
      2003) or Old American County Mutual Fire insurance Company ("OACM") (for policies written from October 1, 2003 through September 30, 2004). During this period, the remaining 55% of each policy was directly assumed by Dorinco. Under these reinsurance arrangements, we are obligated to policyholders only for the portion of the risk that we assumed. Effective October 1, 2004, we assume and retain the reinsurance of 100% of the Texas non-standard automobile policies produced by PGA and underwritten by OACM.

      Under our prior insurance arrangements with Dorinco, we earned ceding commissions based on loss ratio experience on the portion of policies reinsured by Dorinco. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. As of December 31, 2005 and 2004, the accrued ceding commission payable to Dorinco was $0.4 million and $1.0 million, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

      The following table shows premiums directly written, assumed and ceded and reinsurance loss recoveries by period (in thousands):

                                             Twelve Months Ended December 31,
                                             --------------------------------
                                                2005       2004       2003
                                              ------------------------------
      Written premium:
        Direct                               $  44,237  $  18,941  $  22,359
        Assumed                                 45,230     14,448     20,979
        Ceded                                   (1,215)      (322)    (6,769)
                                              ------------------------------
        Net written premium                  $  88,252  $  33,067  $  36,569
                                              ==============================

      Earned premium:
        Direct                               $  23,747  $  19,028  $  23,067
        Assumed                                 35,885     14,030     34,380
        Ceded                                     (448)      (613)   (15,472)
                                              ------------------------------
        Net earned premium                   $  59,184  $  32,445  $  41,975
                                              ==============================

      Reinsurance recoveries                 $    (492) $     163  $  11,071
                                              ==============================

           The following table presents our reinsurance recoverable balance as of December 31, 2005 by reinsurer (in thousands):

                                      Reinsurance       A.M. Best Rating
       Reinsurer                      Recoverable       of Reinsurer

       Dorinco Reinsurance Company      $  426           A-  (Excellent)
       GE Reinsurance Corporation           10           A   (Excellent)
       Platinum Underwriters
         Reinsurance, Inc.                   8           A   (Excellent)
                                         -----
       Total Reinsurance Recoverable    $  444
                                         =====

      Our Personal Insurance Operation presently retains 100% of the risk associated with all non-standard auto policies marketed by PGA. Our Commercial Insurance Operation currently purchases reinsurance for the following exposures:

      * Property Catastrophe - Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our current property catastrophe reinsurance effective, October 1, 2005, are:

          *   We retain the first $1 million of property catastrophe losses;
              and
          * Our reinsurers reimburse us 95% for each $1 of loss in excess of our $1 million retention up to $4.75 million for each catastrophic occurrence, subject to a two event maximum for the contractual term.

      * Commercial Property - Our commercial property reinsurance reduces the financial impact a single-event or catastrophic loss may have on our results. It is excess-of-loss coverage. The terms of our current commercial property reinsurance effective, July 1, 2005, are:

          * We retain first $500 thousand of loss for each commercial property risk;
          * Our reinsurers reimburse us for the next $4.5 million for each commercial property risk; and
          * Individual risk facultative reinsurance is purchased on any commercial property with limits above $5 million.

      * Commercial Umbrella - Our commercial umbrella reinsurance reduces the financial impact of losses in this line of business. Our commercial umbrella reinsurance is quota-share reinsurance, in which the reinsurers share a proportional amount of the premiums and losses. Under our current commercial umbrella reinsurance effective, July 1, 2005, we retain 10% of the premiums and losses and cede 90% to our reinsurers.

      * Commercial Casualty - Our commercial casualty reinsurance reduces the financial impact a single-event loss may have on our results. It is excess-of-loss coverage. The terms of our current commercial casualty reinsurance effective, July 1, 2005, are:

          * We retain the first $500 thousand of any commercial liability loss, including commercial automobile liability; and
          * Our reinsurers reimburse us for the next $500 thousand for each commercial liability loss, including commercial automobile liability.


 7.   Notes Payable:
      --------------

      On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. Under the terms of the note we pay interest only each quarter and the principal of the note at maturity. As of December 31, 2005, the note balance was $30.9 million.


 8.   Credit Facility:
      ----------------

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit agreement was amended on July 15, 2005, to reduce the interest rate. Under this credit facility, the maximum amount available to us from time to time during 2005 was $7.5 million, which could include up to $2.0 million under a revolving line of credit, up to $3.5 million in five-year term loans and up to $7.5 million in five-year stand-by letters of credit. The borrowings under this credit facility accrued interest at an annual rate of three month LIBOR plus 2.00% and we paid letter of credit fees at the rate of
      1.00%  per  annum.   Our  obligations  under the  credit  facility  are
      secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2005, there were no outstanding amounts due under our credit facility, and we were in compliance with or had obtained waivers of all of our
      covenants.   In the  third quarter of  2005, we issued  a $4.0  million letter of credit under this facility to collateralize certain obligations under the agency agreement between HGA and Clarendon, effective July 1, 2004. This credit agreement was amended and restated in January, 2006. (See Note 17.)


 9.   Segment Information:
      --------------------

      We have pursued our business activities through subsidiaries whose operations are organized into our Commercial Insurance Operation segment, which handles commercial insurance products and services, and our Personal Insurance Operation segment, which handles non-standard personal automobile insurance products and services. Our Commercial Insurance Operation markets and underwrites commercial insurance policies through approximately 170 independent agencies operating primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon,
      Montana and Washington. Our Personal Insurance Operation markets minimum limits non-standard automobile policies through approximately 760 independent agents in Texas, New Mexico and Arizona.

      The following is additional business segment information for the twelve months ended December 31, 2005, 2004 and 2003 (in thousands):


                                                 2005       2004       2003
                                               --------   --------   --------
        Revenues
        --------
        Personal Insurance Operation          $  43,907  $  39,555  $  49,665
        Commercial Insurance Operation           43,067     23,563     19,891
        Corporate                                    61          3          3
                                               --------   --------   --------
          Consolidated                        $  87,035  $  63,121  $  69,559
                                               ========   ========   ========
        Depreciation Expense
        --------------------
        Personal Insurance Operation          $     226  $     266  $     218
        Commercial Insurance  Operation             144        144        370
        Corporate                                    16         13          6
                                               --------   --------   --------
          Consolidated                        $     386  $     423  $     594
                                               ========   ========   ========
        Interest Expense
        ----------------
        Personal Insurance Operation         $       10  $      14  $     389
        Commercial Insurance Operation                -          -          1
        Corporate                                 1,254         50        881
                                               --------   --------   --------
          Consolidated                        $   1,264  $      64  $   1,271
                                               ========   ========   ========
        Tax Expense
        -----------
        Personal Insurance Operation         $    3,225  $   2,403  $     432
        Commercial Insurance Operation            1,194        569        420
        Corporate                                  (137)      (219)      (827)
                                               --------   --------   --------
          Consolidated                        $   4,282  $   2,753  $      25
                                               ========   ========   ========
        Pre-tax Income
        Personal Insurance Operation          $  11,647  $   8,109  $   1,950
        Commercial Insurance Operation            6,651      3,028      1,311
        Corporate                                (4,830)    (2,535)    (2,575)
                                               --------   --------   --------
          Consolidated                        $  13,468  $   8,602  $     686
                                               ========   ========   ========

      The  $8.1  million  extraordinary  gain  reported  in  2003  from   the
      acquisition of PIIC was attributed to the Corporate segment.

      The following is additional business segment information as of the following dates (in thousands):

                                                        December 31,
                                                  ------------------------
                                                    2005            2004
        Assets                                    --------        --------
        ------
        Personal Insurance Operation             $  91,625       $  63,136
        Commercial Insurance  Operation            112,859          18,557
        Corporate                                    4,422             818
                                                  --------        --------
          Consolidated                           $ 208,906       $  82,511
                                                  ========        ========

 10.  Earnings Per Share
      ------------------
      We have adopted the provisions of SFAS 128 requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations (in thousands, except per share amounts) is presented below:
                                                 2005       2004       2003
                                               ------------------------------
       Numerator for both basic and
       ----------------------------
       diluted earnings per share:
       ---------------------------
       Income before cumulative effect
         of change in accounting principle
         and extraordinary gain               $   9,186  $   5,849  $     661
       Extraordinary gain                             -          -      8,084
                                               ------------------------------
       Net income                             $   9,186  $   5,849  $   8,745
                                               ==============================



       Denominator, basic shares                 72,051     42,417     29,151
       Effect of dilutive securities:
         Stock options                              575        364        408
                                               ------------------------------
       Denominator, diluted shares               72,626     42,781     29,559
                                               ==============================
       Basic earnings (loss) per share:
       --------------------------------
       Income before cumulative effect
         of change in accounting principle
         and extraordinary gain               $    0.13  $    0.14   $   0.02
       Extraordinary gain                             -          -       0.28
                                               ------------------------------
       Net income                             $    0.13  $    0.14   $   0.30
                                               ==============================

       Diluted earnings (loss) per share:
       ----------------------------------
       Income before cumulative effect of
         change in accounting principle
         and extraordinary gain               $    0.13  $    0.14  $    0.02
       Extraordinary gain                             -          -       0.28
                                               ------------------------------
       Net income                             $    0.13  $    0.14  $    0.30
                                               ==============================

      Options to purchase 125,000 and 126,000 shares of common stock at prices ranging from $0.85 to $1.00 and $0.75 to $1.00 were outstanding at December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average market price per share for the period.

      In accordance with SFAS 128, we have restated the basic and diluted weighted average shares outstanding for the twelve months ended December 31, 2004 and 2003 for the effect of a bonus element from our stockholder rights offerings that were successfully completed in 2005 and 2003. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.


 11.  Regulatory Capital Restrictions:
      --------------------------------
      AHIC's 2005, 2004 and 2003 net income (loss) and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were ($4.6) million, $1.5 million and $2.0 million, and $63.7 million, $11.5 million and $10.0 million, respectively. The minimum statutory capital and surplus required for Hallmark by the Texas Department of Insurance ("TDI") is $2.0 million. Texas state law limits the payment of dividends to stockholders by property and casualty insurance companies. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory policyholders surplus as of the preceding calendar year end or the statutory net income of the preceding calendar year. AHIC did not pay any dividends to Hallmark in 2005. AHIC paid a dividend of $0.2 million in 2004 to Hallmark that was declared in 2003. Based on surplus at December 31, 2005, Hallmark could pay a dividend of up to $6.4 million to Hallmark during 2006 without TDI approval.

      PIIC's 2005, 2004 and 2003 net income (loss) and stockholders' equity (capital and surplus), as determined in accordance with statutory accounting practices, were $2.7 million, $3.4 million and ($0.3) million, and $36.2 million, $14.0 million and $10.1 million, respectively. The minimum statutory capital and surplus required for PIIC by AZDOI is $1.5 million. Arizona insurance regulations generally limit distributions made by property and casualty insurers in any one year, without prior regulatory approval, to the lesser of 10% of statutory policyholders surplus as of the previous year end or net investment income for the prior year. Based on net investment income for 2005, the maximum dividend that may be paid by PIIC in 2006 without prior approval of the AZDOI is $1.6 million. PIIC did not pay any dividends to Hallmark during 2005 in order to strengthen policyholders' surplus.

      National Association of Insurance Commissioners ("NAIC") requests property/casualty insurers to file a RBC calculation according to a specified formula. The purpose of the NAIC-designed formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and
      (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. AHIC's 2005, 2004 and 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 600%, 412% and 186%, respectively. PIIC's 2005, 2004 and 2003 adjusted capital under the RBC calculation exceeded the minimum requirement by 365%, 254% and 117%, respectively.

 12.  Stock Compensation Plans:
      -------------------------
      We have a stock compensation plan for key employees and non-employee directors, the 2005 Long Term Incentive Plan ("2005 LTIP"), that was approved by the shareholders on May 26, 2005. There are 5,000,000 shares authorized for issuance under the 2005 LTIP and 4,470,000 shares reserved for future issuance as of December 31, 2005. Our 1994 Key Employee Long Term Incentive Plan (the "Employee Plan") and 1994
      Non-Employee Director Stock Option Plan (the "Director Plan") both expired in 2004. As of December 31, 2005, there were incentive stock options to purchase 530,000 shares of our common stock outstanding under the 2005 LTIP, incentive stock options to purchase 636,500 shares outstanding under the Employee Plan and non-qualified stock options to purchase 250,000 shares outstanding under the Director Plan. In addition, as of December 31, 2005, there were outstanding non-qualified stock options to purchase 100,000 shares of our common stock granted to certain non-employee directors outside the Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

      Options granted under the Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Options granted under the 2005 LTIP and the Employee Plan after October 31, 2003, vest 10% ,20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five years from the date of grant. All options granted under the Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

      A summary of the  status of the Company's stock options as of  December
      31, 2005, 2004 and 2003 and the changes during the years ended on those dates is presented below:

                                         2005                    2004                    2003
                               -----------------------  ----------------------  ----------------------
                                  Number      Weighted     Number     Weighted     Number     Weighted
                               of Shares of    Average  of Shares of   Average  of Shares of   Average
                                Underlying    Exercise   Underlying   Exercise   Underlying   Exercise
                                  Options      Prices      Options     Prices      Options     Prices
                                  -------      ------      -------     ------      -------     ------
     Outstanding at beginning   1,358,500     $  0.62    1,263,500    $  0.58    2,379,000    $  0.50
       of the year
     Granted                      530,000     $  1.19      475,000    $  0.59      205,000    $  0.67
     Exercised                   (364,500)    $  0.63     (105,000)   $  0.45     (575,000)   $  0.39
     Forfeited                     (7,500)    $  0.44     (275,000)   $  0.45     (745,500)   $  0.49
     Outstanding at end of
       the year                 1,516,500     $  0.82    1,358,500    $  0.62    1,263,500    $  0.58
     Exercisable at end of
       the year                   473,000     $  0.63      744,000    $  0.63    1,051,500    $  0.56

     Weighted average fair value              $  0.67                 $  0.34                 $  0.36
       of all options granted

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                     2005       2004       2003
                                   --------   --------   --------
     Expected Term                   5.00       5.00       5.00
     Expected Volatility            62.50%     67.45%     61.05%
     Risk-Free Interest Rate         3.88%      3.12%      2.97%

     The following table summarizes information about stock options outstanding at December 31, 2005:

                   Options Outstanding                          Options Exercisable
                   -------------------                          ---------------------
                                 Weighted Avg.                               Weighted
                       Number      Remaining                      Number       Avg.
       Range of      Outstanding  Contractual  Weighted Avg.    Exercisable  Exercise
    Exercise Prices  at 12/31/05  Actual Life  Exercise Price   at 12/31/05   Price
    ---------------  -----------  -----------  --------------   -----------  --------
   $ .37  to  $ .57     552,500        3.5        $  .51          215,000    $  .42
   $ .58  to  $ .69     308,000        3.6        $  .66          142,000    $  .67
   $ .70  to  $1.19     656,000        7.9        $ 1.15          116,000    $  .98
                      ---------                                 ---------
   $ .37  to  $1.19   1,516,500        5.4        $  .82          473,000    $  .63
                      =========                                 =========

 13.  Retirement Plans:
      -----------------
      Certain employees of the Commercial Insurance Operation were participants in a defined benefit cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

      The following tables provide detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2005, 2004 and 2003 (in thousands) using a measurement date of December 31.

                                                 2005       2004       2003
                                               --------   --------   --------
      Assumptions (end of period):
      Discount rate used in determining
        benefit obligation                         5.50%      5.75%      6.00%
      Rate of compensation increase                 N/A        N/A        N/A

      Reconciliation of funded status
        (end of period):
      Vested benefit obligation               $ (12,936) $ (13,052)  $(12,482)
      Accumulated benefit obligation            (12,959)   (13,081)   (12,517)

      Projected benefit obligation              (12,959)   (13,081)   (12,517)
      Fair value of plan assets                  10,027     10,901     11,280
                                               --------   --------   --------
      Funded status                           $  (2,932) $  (2,180) $  (1,237)
      Unrecognized net obligation                     -          -          -
      Unrecognized prior service cost                 -          -          -
      Unrecognized actuarial (gain)/loss          2,847      2,086        887
                                               --------   --------   --------
      Prepaid/(accrued) pension cost          $     (85) $     (94) $    (350)
                                               ========   ========   ========
      Changes in projected benefit obligation:
      Benefit obligation as of
        beginning of period                   $  13,081  $  12,517  $  11,758
      Interest cost                                 724        752        762
      Actuarial liability (gain)/loss               352        830      1,085
      Benefits paid                              (1,198)    (1,018)    (1,088)
                                               --------   --------   --------
      Benefit obligation as of end of period  $  12,959  $  13,081  $  12,517
                                               ========   ========   ========


                                                 2005       2004       2003
                                               --------   --------   --------
      Change in plan assets:
      Fair value of plan assets as
        of beginning of period                $  10,901  $  11,280  $  11,154
      Actual return on plan assets
        (net of expenses)                           192        388      1,214
      Employer contributions                        132        251          -
      Benefits paid                              (1,198)    (1,018)    (1,088)
                                               --------   --------   --------
      Fair value of plan assets as
        of end of period                      $  10,027  $  10,901  $  11,280
                                               ========   ========   ========
      Net periodic pension cost:
      Service cost - benefits earned
        during the period                     $       -  $       -  $       -
      Interest cost on projected
        benefit obligation                          724        752        762
      Expected return on plan assets               (682)      (764)      (749)
      Amortizations
        Net obligation/(asset)                        -          -          -
        Unrecognized prior service cost               -          -          -
        Unrecognized (gain)/loss                     81          7          -
                                               --------   --------   --------
      Net periodic pension cost (credit)      $     123  $      (5) $      13
                                               ========   ========   ========

      Discount rate                                5.75%      6.00%      6.50%
      Expected return on plan assets               6.50%      7.00%      7.00%
      Rate of compensation increase                 N/A        N/A        N/A


      The expected benefit payments under the plan are as follows
      (in thousands):

           2006            $    966
           2007            $    959
           2008            $    939
           2009            $    920
           2010            $    908
           2011-2015       $  4,463

      As of December 31, 2005, the fair value of the plan assets was composed of cash and cash equivalents of $0.2 million, bonds and notes of $3.9 million and equity securities of $5.9 million. As of December 31, 2004, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, bonds and notes of $4.4 million and equity securities of $6.2 million. We recorded a $2.9 million pension liability at December 31, 2005, of which, $2.8 million was additional minimum pension liability.

      Our investment objectives are to preserve capital and to achieve long-term growth through a favorable rate of return equal to or greater than 5% over the long-term (60 yr.) average inflation rate as measured by the consumer price index. We prohibit investments in options, futures, precious metals, short sales and purchase on margin. In 2003, we instructed an asset allocation of 50% to 55% in equity securities to take a more conservative investment strategy.

      To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. To develop the discount rate used in determining the benefit obligation we used Moody's Aaa corporate bond yields at the measurement date to match the timing and amounts of projected future benefits.

      We estimate contributing $0.3 million to the defined benefit cash balance plan during 2006.

      The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2005 and 2004.

                                 12/31/05       12/31/04
                                 -----------------------
           Asset Category:
           Debt securities          39%            41%
           Equity securities        59%            57%
           Other                     2%             2%
                                 -----------------------
           Total                   100%           100%
                                 =======================

      We sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.1 million for each of the twelve months ended December 31, 2005, 2004 and 2003.


 14.  Income Taxes:
      -------------
      The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2005 and 2004, are as follows:
                                                         2005        2004
                                                       --------    --------
           Deferred tax liabilities:
             Deferred policy acquisition costs        $ ( 3,089)  $ ( 2,715)
             Profit sharing commission                  ( 1,033)    (    74)
             Agency relationship                        (   211)    (   208)
             Goodwill                                         -     (    59)
             Unrealized holding gains on
               investments                                    -     (   312)
             Fixed asset depreciation                   (   112)    (   131)
             Loss reserve discount                      (    12)    (    27)
             Other                                      (    97)    (    93)
                                                       --------    --------
               Total deferred tax liabilities         $ ( 4,554)  $ ( 3,619)
                                                       ========    ========
           Deferred tax assets:
             Unearned premiums                        $   2,398   $     421
             Deferred ceding commissions                    788       3,182
             Pension liability                            1,097         806
             Net operating loss carry-forward             1,796       1,796
             Unrealized holding losses on investments       360           -
             Allowance for bad debt                           9         189
             Unpaid loss and loss adjustment expense      1,064         846
             Goodwill                                     1,502       1,700
             Rent reserve                                   107         126
             Investment impairments                         201         188
             Unearned revenue                                67         289
             Risk premium reserve                            18          42
             Other                                           23          91
                                                       --------    --------
               Total deferred tax assets              $   9,430   $   9,676
                                                       ========    ========

            Net deferred tax asset before
              valuation allowance                         4,876       6,057
            Valuation allowance                             884         884
                                                       --------    --------
              Net deferred tax asset                  $   3,992   $   5,173
                                                       ========    ========

     A valuation allowance is provided against our deferred tax asset to the extent that we do not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $0.9 million at December 31, 2005 and December 31, 2004. The valuation allowance is provided against a net operating loss carry-forward subject to limitations on its utilization. Based on the evidence available as of December 31, 2005, we believe that it is more likely than not that the remaining net deferred tax assets will be realized. However, this assessment may change during 2006 if our financial results do not meet our current expectations.

     A reconciliation of the income tax provisions (in thousands) based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, is as follows:


                                                 2005       2004      2003
                                               --------   --------   --------
      Computed expected income tax expense
        at statutory regulatory tax rate      $   4,579  $   2,925  $     233
      Meals and entertainment                         6          6          5
      Tax exempt interest                       (   302)   (   309)   (   122)
      Dividends received deduction              (    11)        33    (    28)
      State taxes (net of federal benefit)          158         69    (     6)
      Other                                     (   148)        29    (    57)
                                               --------   --------   --------
      Income tax expense                      $   4,282  $   2,753  $      25
                                               ========   ========   ========

      Current income tax expense (benefit)    $   2,139  $   3,540  $ (    89)
      Deferred tax expense (benefit)              2,143    (   787)       114
                                               --------   --------   --------
      Income tax expense                      $   4,282  $   2,753  $      25
                                               ========   ========   ========

     Approximately $0.1 million of the 2005 current income tax provision results from tax deductible goodwill from the PIIC acquisition.

     We have available, for federal income tax purposes, unused net operating loss of approximately $5.3 million at December 31, 2005. The losses were acquired as part of the PIIC acquisition and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. Due to this limitation, we believe that $2.6 million of the net operating loss carry-forwards may expire unutilized. Therefore, a valuation allowance of $2.6 million has been established against these net operating loss carry-forwards. The
     Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses (in thousands) will expire, if unused, as follows:

          Year
          ----
          2021                  $ 2,600
          2022                    2,700
                                 ------
                                $ 5,300
                                 ======


 15. Commitments and Contingencies:
     ------------------------------
     We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2011. Certain of these leases contain renewal options. Rental expense amounted to $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Future minimum lease payments (in thousands) under non-cancelable operating leases as of December 31, 2005 are as follows:

          Year
          ----
          2006                                $  1,103
          2007                                   1,021
          2008                                     943
          2009                                     390
          2010                                     383
          2011 and thereafter                      187
                                               -------
          Total minimum lease payments        $  4,027
                                               =======

      From time to time, assessments are levied on us by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense. There were no assessments during 2005, 2004 or 2003.


 16.  Concentrations of Credit Risk:
      ------------------------------
      We maintain cash equivalents in accounts with six financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure exists at December 31, 2005.

      We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we use financially strong reinsurers with an A.M. Best rating of "A-" or better.

      Our reinsurance coverage has historically been provided primarily by Dorinco since July 1, 2000. Effective October 1, 2004, we do not utilize any quota share reinsurance. Our reinsurance recoverable balance at December 31, 2005 is due from three reinsurers.


 17.  Subsequent Events:
      ------------------
      On November 14, 2005, we announced the signing of a definitive purchase agreement to acquire all of the issued and outstanding capital stock of Texas General Agency, Inc. and certain affiliated companies for an aggregate cash purchase price of up to $45.6 million, consisting of unconditional consideration of $37.6 million and
      contingent  consideration  of  $8.0  million.   Of   the  unconditional
      consideration $13.9 million was paid at closing and $14.3 million will be paid on or before January 1, 2007 and $9.5 million will be paid on or before January 1, 2008. The payment of any contingent consideration is conditioned on the sellers complying with certain restrictive covenants and TGA achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable on or before March 30, 2009, unless the sellers elect to defer payment until March 30 of any subsequent year in order to permit further development of the loss ratios. In addition to the purchase price, we will pay $2.0 million to the sellers in consideration of their compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. Of this additional amount, $750 thousand was paid at closing, $750 thousand will be paid on or before January 1, 2007 and $500 thousand will be paid on or before January 1, 2008. This transaction was closed effective January 1, 2006. We have not finalized TGA's purchase price allocation as of the date of this report.

      On December 13, 2005, we announced the signing of a definitive agreement to acquire all of the issued and outstanding membership interests in Aerospace Holdings, LLC for an aggregate consideration of up to $15.0 million, consisting of unconditional consideration of $12.5 million due in cash at closing and contingent consideration of up to $2.5 million. The unconditional consideration is allocated $11.9 million to the purchase price and $0.6 million to the seller's compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. The payment of contingent consideration is conditioned on the seller complying with its restrictive covenants and Aerospace achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable in cash on or before March 30, 2009, unless the seller elects to defer a portion of the payment in order to permit further development of loss ratios. This transaction was also closed effective January 1, 2006. We have not finalized Aerospace's purchase price allocation as of the date of this report.

      On January 3, 2006, we executed a promissory note payable to Newcastle Partners, L.P. in the amount of $12.5 million in order to obtain funding to complete the acquisition of Aerospace. The promissory note bears interest at the rate of 10% per annum. The unpaid principal balance of the promissory note, together with all accrued and unpaid interest, is due and payable on demand at any time after June 30, 2006. We intend to retire the promissory note with proceeds from a rights offering to our shareholders during 2006.

      On January 27, 2006, we amended and restated the credit agreement with Frost National Bank to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the TGA acquisition. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. The amended and restated credit agreement terminates on January 27, 2008.

      On January 27, 2006, we issued $25.0 million in subordinated convertible promissory notes to the Opportunity Funds. Each convertible note bears interest at 4% per annum, which rate increases to 10% per annum in the event of default. Interest is payable quarterly in arrears commencing March 31, 2006. Principal and all accrued but unpaid interest is due at maturity on July 27, 2007. Subject to shareholder approval, the convertible notes are convertible by the holders into approximately 19.5 million shares of our common stock (subject to certain anti-dilution provisions), and will be automatically converted to such common stock at maturity.


                                       FINANCIAL STATEMENT SCHEDULES


 Unaudited Selected Quarterly Information

                                              2005                                   2004
                               ---------------------------------      ---------------------------------
                                 Q1       Q2       Q3       Q4          Q1       Q2       Q3       Q4
 Total revenue                $17,445  $17,785  $25,167  $26,638     $15,773  $15,650  $15,646  $16,052
 Total expense                 14,741   14,774   21,516   22,536      13,697   13,454   13,377   13,991
                               ---------------------------------      ---------------------------------
 Income before tax              2,704    3,011    3,651    4,102       2,076    2,196    2,269    2,061
 Income tax expense               889    1,007    1,178    1,208         664      703      726      660
                               ---------------------------------      ---------------------------------
 Net income                   $ 1,815  $ 2,004  $ 2,473  $ 2,894     $ 1,412  $ 1,493   $1,543   $1,401
                               =================================      =================================

 Basic earnings per share1:     $0.04    $0.03    $0.03    $0.03       $0.03    $0.04    $0.04    $0.03
                               =================================      =================================

 Diluted earnings per share1:   $0.04    $0.03    $0.03    $0.03       $0.03    $0.03    $0.04    $0.03
                               =================================      =================================


   1. We issued 50.0 million shares of our common stock during the second quarter of 2005 in connection with our shareholder rights offering.
      In accordance with SFAS 128, we have restated the basic and diluted weighted average shares outstanding for prior periods for the effect of a bonus element from the rights offering. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.


 Schedule II - Condensed Financial Information of Registrant
               (Parent Company Only)

                        HALLMARK FINANCIAL SERVICES, INC.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                                 (In thousands)

                                                         2005        2004
                                                       --------    --------
                        ASSETS

  Equity securities, available-for-sale,
    at fair value                                     $     986   $      50
  Cash and cash equivalents                               1,941         578
  Investment in subsidiaries                            118,250      36,045
  Deferred federal income taxes                             969         983
  Other assets                                            1,379         112
                                                       --------    --------
                                                      $ 123,525   $  37,768
                                                       ========    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
  Liabilities:
    Notes payable                                     $  30,928   $       -
    Unpaid losses and loss adjustment expenses               49         114
    Current federal income tax payable                      467       1,033
    Accounts payable and other accrued expenses           6,893       3,965
                                                       --------    --------
                                                         38,337       5,112
                                                       --------    --------
  Stockholders' equity:
    Common stock, $.03 par value, authorized
      100,000,000 shares; issued 86,856,610
      shares in 2005 and 36,856,610 shares in 2004        2,606       1,106
    Capital in excess of par value                       62,907      19,647
    Retained earnings                                    22,289      13,103
    Accumulated other comprehensive income               (2,597)       (759)
    Treasury stock, 14,819 shares in 2005
      and 379,319 shares in 2004, at cost                   (17)       (441)
                                                       --------    --------
              Total stockholders' equity                 85,188      32,656
                                                       --------    --------
                                                      $ 123,525   $  37,768
                                                       ========    ========

 Schedule II (Continued) - Condensed Financial Information of Registrant
                           (Parent Company Only)


                        HALLMARK FINANCIAL SERVICES, INC.
                            STATEMENT OF OPERATIONS
                 for the years ended December 31, 2005 and 2004
                                 (In thousands)

                                                         2005        2004
                                                       --------    --------
  Investment income, net of expenses                  $      61   $       3
  Undistributed share of net earnings in subsidiaries     9,048       6,315
  Management fee income                                   4,830       1,850
                                                       --------    --------
       Total revenues                                    13,939       8,168

  Losses and loss adjustment expenses                       (65)       (106)
  Other operating costs and expenses                      3,701       2,593
  Interest expense                                        1,254          51
                                                       --------    --------
       Total expenses                                     4,890       2,538

  Income before income tax                                9,049       5,630

  Income tax benefit                                       (137)       (219)
                                                       --------    --------
  Net income                                          $   9,186   $   5,849
                                                       ========    ========

 Schedule II (Continued) - Condensed Financial Information of Registrant
                           (Parent Company Only)

                        HALLMARK FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOW
                 For the years ended December 31, 2005 and 2004
                                 (In thousands)

                                                         2005        2004
                                                       --------    --------
  Cash flows from operating activities:
    Net income                                        $   9,186   $   5,849

  Adjustments to reconcile net income to cash
   used in operating activities:
     Depreciation and amortization expense                   16          39
     Deferred income tax benefit                             14        (914)
     Change in unpaid losses and loss
       adjustment expenses                                  (65)       (106)
     Undistributed share of net (earnings)
       loss of subsidiaries                              (9,048)     (6,315)
     Change in current federal income tax
       payable/recoverable                                 (566)      1,169
        Change in all other liabilities                   2,928         (72)
        Change in all other assets                         (286)        (25)
                                                       --------    --------
          Net cash provided by (used in)
            operating activities                          2,179        (375)

  Cash flows from investing  activities:
    Purchases of property and equipment                     (30)        (14)
    Purchase of equity securities                          (928)          -
    Capital contributed to insurance
      company subsidiaries                              (75,000)          -
                                                       --------    --------
          Net cash used in investing activities         (75,958)        (14)

  Cash flows from financing activities:
    Proceeds from exercise of employee stock options        230          48
    Proceeds from borrowings                             30,928           -
    Debt issuance costs                                    (907)          -
    Proceeds from rights offering                        44,891           -
    Repayment of borrowings                                   -        (991)
                                                       --------    --------
          Net cash used in financing activities          75,142        (943)

  Decrease in cash and cash equivalents                   1,363      (1,332)
  Cash and cash equivalents at beginning of year            578       1,910
                                                       --------    --------
  Cash and cash equivalents at end of year            $   1,941   $     578
                                                       ========    ========
  Supplemental cash flow information:
    Interest (paid)                                   $  (1,157)  $     (51)
                                                       ========    ========
    Income taxes (paid) recovered                     $    (415)  $     474
                                                       ========    ========


 Hallmark Financial Services
 Schedule III - Supplementary Insurance Information
 (In thousands)

 ----------------------------------------------------------------------------------------------------------------------------------
 Segment          Deferred    Future    Unearned   Other     Premium     Net        Benefits,     Amortization    Other    Premiums
                   Policy     Policy    Premiums  Policy     Revenue  Investment  Claims, Losses  of Deferred   Operating  Written
                Acquisition  Benefits,            Claims                Income    and Settlement    Policy      Expenses
                    Cost      Losses,              and                               Expenses     Acquisition
                            Claims and            Benefits                                          Costs
                               Loss               Payable
                            Adjustment
                             Expenses
 ----------------------------------------------------------------------------------------------------------------------------------
 2005
 ----
 Personal
 Insurance
 Operation        $  1,318   $ 16,457   $  5,762   $    -  $  37,433  $  2,283      $ 21,239      $ 11,626     $ 10,839    $ 37,003

 Commercial Ins.
 Operation           7,846      9,815     30,265        -     21,751     1,492        12,610        15,216       30,448      51,249

 Corporate               -         49          -        -          -        61           (65)            -        3,701           -
                   ----------------------------------------------------------------------------------------------------------------
 Consolidated     $  9,164   $ 26,321   $ 36,027   $    -   $ 59,184  $  3,836      $ 33,784      $ 26,842     $ 44,988    $ 88,252
                   ================================================================================================================
 2004
 ----
 Personal
 Insurance
 Operation        $  1,491   $ 19,534   $  6,192   $    -   $ 32,445  $  1,372      $ 19,243      $ 10,176     $ 11,881    $ 33,067

 Commercial Ins.
 Operation           5,984          -          -        -          -        11             -        12,112       21,145           -

 Corporate               -        114          -        -          -         3          (106)            -        2,593           -
                   ----------------------------------------------------------------------------------------------------------------
 Consolidated     $  7,475   $ 19,648   $  6,192   $    -   $ 32,445  $  1,386      $ 19,137      $ 22,288     $ 35,619    $ 33,067
                   ================================================================================================================

 Hallmark Financial Services
 Schedule IV - Reinsurance
 (In thousands)

 Column A                  Column B  Column C   Column D  Column E   Column F
                            Gross    Ceded to   Assumed      Net    Percentage
                            Amount    Other    From Other  Amount    of Amount
                                    Companies  Companies            Assumed to
                                                                        Net
 -----------------------------------------------------------------------------
 Year Ended December 31, 2005
 -----------------------------------------------------------------
 Life insurance in force  $      -   $     -   $      -   $      -
                           ---------------------------------------
 Premiums
  Life insurance                 -         -          -          -
  Accident and health
    insurance                    -         -          -          -
  Property and liability
    insurance               23,747       448     35,885     59,184      60.6%
  Title Insurance                -         -          -          -
                           ---------------------------------------
 Total premiums           $ 23,747   $   448   $ 35,885   $ 59,184      60.6%
                           =======================================


 Year Ended December 31, 2004
 -----------------------------------------------------------------
 Life insurance in force  $      -   $     -   $      -   $      -
                           ---------------------------------------
 Premiums
  Life insurance                 -         -          -          -
  Accident and health
    insurance                    -         -          -          -
  Property and liability
    insurance               19,028       613     14,030     32,445      43.2%
  Title Insurance                -         -          -          -
                           ---------------------------------------
 Total premiums           $ 19,028   $   613   $ 14,030   $ 32,445      43.2%
                           =======================================


 Hallmark Financial Services
 Schedule VI - Supplemental Information Concerning Property-
 Casualty Insurance Operations
 (In thousands)


 Column A         Column B   Column C   Column D  Column E  Column F  Column G      Column H         Column I   Column J   Column K
 ----------------------------------------------------------------------------------------------------------------------------------
 Affiliation      Deferred   Reserves   Discount  Unearned   Earned      Net     Claims and Claim  Amortization   Paid     Premiums
    With           Policy   for Unpaid  if any,   Premiums  Premiums Investment    Adjustment           of       Claims    Written
 Registrant     Acquisition Claims and  Deducted                       Income    Expenses Incurred   Deferred     and
                   Costs      Claim       In                                         Related to       Policy     Claims
                            Adjustment  Column C                                 (1)        (2)    Acquisition Adjustment
                             Expenses                                          Current     Prior      Costs     Expenses
                                                                                 Year      Years
 ----------------------------------------------------------------------------------------------------------------------------------
 (a) Consolidated
     property-
     casualty
     entities

         2005    $  9,164   $ 26,321   $     -   $ 36,027  $ 59,184   $ 3,836  $ 36,184  $(2,400)  $ 26,842    $ 25,487    $ 88,252

         2004    $  7,475   $ 19,648   $     -   $  6,192  $ 32,445  $  1,386  $ 20,331  $(1,194)  $ 22,288    $ 22,634    $ 33,067
