Form 10-Q
period 2006-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2006-05-15
CIK 819913

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2006

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.03 per share - 86,909,647 shares outstanding as of May 12, 2006.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                      INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at March 31, 2006
 (unaudited) and December 31, 2005                               3

 Consolidated Statements of Operations (unaudited) for
 the three months ended March 31, 2006 and March 31, 2005        4

 Consolidated Statements of Stockholders' Equity and
 Comprehensive Income (unaudited) for the three months
 ended March 31, 2006 and March 31, 2005                         5

 Consolidated Statements of Cash Flows (unaudited) for
 the three months ended March 31, 2006 and March 31, 2005        6

 Notes to Consolidated Financial Statements (unaudited)          7

              Hallmark Financial Services, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                               ($ in thousands)

                                                      March 31    December 31
                    ASSETS                              2006          2005
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)
 Investments:
   Debt securities, available-for-sale,
     at market value                                $    97,210   $    79,360
   Equity securities, available-for-sale,
     at market value                                      4,513         3,403
   Short-term investments, available-for-sale,
     at market value                                        335        12,281
                                                     ----------    ----------
            Total investments                           102,058        95,044

 Cash and cash equivalents                               65,034        44,528
 Restricted cash and investments                         41,762        13,802
 Premiums receivable                                     45,078        26,530
 Accounts receivable                                     32,364         2,083
 Prepaid reinsurance premium                              1,314           767
 Reinsurance recoverable                                  1,577           444
 Deferred policy acquisition costs                       11,091         9,164
 Excess of cost over fair value
   of net assets acquired                                31,781         4,836
 Intangible assets                                       27,794           459
 Deferred federal income taxes                                -         3,992
 Other assets                                             9,290         7,257
                                                     ----------    ----------
            Total assets                            $   369,143   $   208,906
                                                     ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
   Notes payable                                    $    48,968   $    30,928
   Note payable to related party                         12,500             -
   Convertible notes payable (net of
     $8,453 unamortized discount)                        16,547             -
   Structured settlements                                23,804             -
   Unpaid losses and loss adjustment expenses            43,672        26,321
   Unearned premiums                                     57,853        36,027
   Unearned revenue                                      11,184         4,055
   Reinsurance balances payable                             310           116
   Accrued agent profit sharing                             519         2,173
   Accrued ceding commission payable                     11,650        11,430
   Pension liability                                      2,954         2,932
   Deferred federal income taxes                          6,081             -
   Current federal income tax payable                     2,220           300
   Accounts payable and other accrued expenses           38,017         9,436
                                                     ----------    ----------
            Total liabilities                           276,279       123,718

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.03 par value (authorized
     100,000,000 shares; issued 86,956,610
     shares in 2006 and 86,856,610 shares in 2005)        2,609         2,606
   Additional paid in capital                            69,034        62,907
   Retained earnings                                     24,715        22,289
   Accumulated other comprehensive income (loss)         (3,417)       (2,597)
   Treasury stock, at cost (46,963 shares in 2006
     and 14,819 in 2005)                                    (77)          (17)
                                                     ----------    ----------
            Total stockholders' equity                   92,864        85,188
                                                     ----------    ----------
                                                    $   369,143   $   208,906
                                                     ==========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)
                 ($ in thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
 Gross premiums written                             $    47,735   $    10,634
 Ceded premiums written                                  (1,956)            -
                                                     ----------    ----------
   Net premiums written                                  45,779        10,634
   Change in unearned premiums                          (17,345)         (594)
                                                     ----------    ----------
   Net premiums earned                                   28,434        10,040

 Investment income, net of expenses                       2,357           411
 Realized loss                                              (83)            -
 Finance charges                                            687           540
 Commission and fees                                     12,264         4,812
 Processing and service fees                                857         1,634
 Other income                                                 4             8
                                                     ----------    ----------
    Total revenues                                       44,520        17,445

 Losses and loss adjustment expenses                     16,690         6,026
 Other operating costs and expenses                      21,026         8,705
 Interest expense                                         1,585             3
 Interest expense from amortization
   of discount on convertible notes                       1,117             -
 Amortization of intangible asset                           573             7
                                                     ----------    ----------
    Total expenses                                       40,991        14,741

 Income before tax                                        3,529         2,704

 Income tax expense                                       1,103           889
                                                     ----------    ----------
 Net income                                         $     2,426   $     1,815
                                                     ==========    ==========

 Common stockholders net income per share:
       Basic                                        $      0.02   $      0.04
                                                     ==========    ==========
       Diluted                                      $      0.02   $      0.04
                                                     ==========    ==========
 Convertible noteholders net income per share:
       Basic                                        $      0.02           n/a
                                                     ==========
       Diluted                                      $      0.02           n/a
                                                     ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                (Unaudited)
                             ($ in thousands)

                                                        Three Months Ended
                                                              March 31,
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
 Common Stock
 Balance, beginning of period                       $     2,606   $     1,106
 Issuance of common stock upon option exercises               3             -
                                                     ----------    ----------
 Balance, end of period                                   2,609         1,106

 Additional Paid-In Capital
 Balance, beginning of period                            62,907        19,647
 Discount on convertible notes                            6,032             -
 Equity based compensation                                   24             9
 Exercise of stock options                                   71           (16)
                                                     ----------    ----------
 Balance, end of period                                  69,034        19,640

 Retained Earnings
 Balance, beginning of period                            22,289        13,103
 Net income                                               2,426         1,815
                                                     ----------    ----------
 Balance, end of period                                  24,715        14,918

 Accumulated Other Comprehensive Income (Loss)
 Balance, beginning of period                            (2,597)         (759)
 Additional minimum pension liability, net of tax             -            30
 Unrealized gains (losses) on securities, net of tax       (820)         (511)
                                                     ----------    ----------
 Balance, end of period                                  (3,417)       (1,240)

 Treasury Stock
 Balance, beginning of period                               (17)         (441)
 Acquisition of treasury shares                            (100)            -
 Exercise of stock options                                   40            29
                                                     ----------    ----------
 Balance, end of period                                     (77)         (412)
                                                     ------------------------
 Stockholders' Equity                               $    92,864   $    34,012
                                                     ========================

 Net income                                         $     2,426   $     1,815
 Additional minimum pension liability, net of tax             -            30
 Unrealized gains (losses) on securities, net of tax       (820)         (511)
                                                     ------------------------
 Comprehensive Income                               $     1,606   $     1,334
                                                     ========================

                  The accompanying notes are an integral part
                    of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                 (Unaudited)
                              ($ in thousands)

                                                        Three Months Ended
                                                              March 31
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     2,426   $     1,815

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation and amortization expense                   800            72
    Interest expense related to amortization
      of discount on convertible notes                    1,117             -
    Deferred federal income tax expense                  (1,756)          266
    Realized loss on investments                             83             -
    Change in prepaid reinsurance premiums                 (547)            -
    Change in premiums receivable                       (17,430)         (255)
    Change in accounts receivable                        (4,230)        1,103
    Change in deferred policy acquisition costs          (1,927)         (372)
    Change in unpaid losses and loss
      adjustment expenses                                 7,861          (443)
    Change in unearned premiums                          17,882           594
    Change in unearned revenue                           (2,230)          229
    Change in accrued agent profit sharing               (1,654)       (1,417)
    Change in reinsurance recoverable                      (493)        1,146
    Change in reinsurance balances payable                 (455)            -
    Change in current federal income tax
      payable/recoverable                                 1,033        (1,177)
    Change in accrued ceding commission payable             220            (4)
    Change in all other liabilities                       7,906        (1,618)
    Change in all other assets                              976          (180)
                                                     ----------    ----------
     Net cash provided by (used in)
       operating activities                               9,582          (241)
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                     (106)          (52)
   Premium finance notes repaid, net of
     finance notes originated                            (1,745)            -
   Acquisition of subsidiaries,
     net of cash acquired                               (25,964)            -
   Change in restricted cash and investments            (25,138)           29
   Purchases of debt and equity securities               (4,532)       (5,076)
   Maturities and redemptions
     of investment securities                             3,923             1
   Net redemptions (purchases)
     of short-term investments                           11,946        (1,297)
                                                     ----------    ----------
      Net cash used in investing activities             (41,616)       (6,395)
                                                     ----------    ----------
 Cash flows from financing activities:
   Proceeds from exercise of employee stock options          40            13
   Proceeds from issuance of convertible debt            25,000             -
   Proceeds from note payable to related party           12,500             -
   Proceeds from revolving loan on credit facility       15,000             -
                                                     ----------    ----------
     Net cash provided by financing activities           52,540            13
                                                     ----------    ----------
 Increase (decrease) in cash and cash equivalents        20,506        (6,623)
 Cash and cash equivalents at beginning of period        44,528        12,901
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $    65,034   $     6,278
                                                     ==========    ==========
 Supplemental Cash Flow Information:
   Interest paid                                    $       983   $         3
                                                     ----------    ----------
   Taxes paid                                       $     1,800   $     1,800
                                                     ----------    ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Unaudited)

 1. General

     Hallmark Financial Services, Inc. ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products to businesses and individuals. Our business involves marketing and underwriting commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana and Washington; marketing and underwriting non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing general aviation insurance in 44 states; claims administration; and other insurance related services. We pursue our business activities through subsidiaries whose operations are organized by producing companies into our Hallmark General Agency operating segment ("HGA Segment"), which includes the commercial insurance products and services handled by Hallmark General Agency, Inc. ("HGA") and Effective Claims Management, Inc.; our Texas General Agency operating segment ("TGA Segment"), which includes the commercial insurance products and services handled by Texas General Agency, Inc. ("TGA"), Pan American Acceptance Corporation ("PAAC") and TGA Special Risk, Inc. ("TGASRI"); our Phoenix General Agency operating segment ("PGA Segment"), which includes the non-standard personal automobile insurance products and services handled by American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Phoenix General Agency); and our aviation operating segment ("Aerospace Segment"), which includes the general aviation insurance products and services handled by Aerospace Holdings LLC ("Aerospace") and its wholly owned subsidiaries. The subsidiary companies in our TGA Segment and Aerospace Segment were all acquired effective January 1, 2006. The retained premium produced by our operating segments is supported by our insurance company subsidiaries:
 American Hallmark Insurance Company of Texas ("AHIC"); Phoenix Indemnity Insurance Company ("PIIC"); and Gulf States Insurance Company ("GSIC"), a wholly owned subsidiary of TGA which was acquired by Hallmark effective January 1, 2006.


 2. Basis of Presentation

     Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC.

     The interim financial data as of March 31, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

     Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amended FASB Statement of Financial Accounting Standards No. 123,
 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the prospective method provisions of SFAS 148. Under the prospective method, we have applied the fair value based method of accounting for our stock-based payments for option grants after December 31, 2002.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. In April 2005, the SEC deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the period should include compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on grant date fair value estimates in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted after January 1, 2006 in accordance with SFAS 123R. Since we adopted the fair value method of SFAS 123 under the prospective method provision of SFAS 148 beginning January 1, 2003, we have a small amount of unvested share-based payments granted prior to January 1, 2003. During the first three months of 2006, we recognized approximately $3 thousand of additional compensation expense under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. (See Note 4, "Share-Based Payment Arrangements.")

     Had compensation cost for all of our stock option grants under our stock compensation plans been determined based on fair value at the grant date in accordance with the fair value provisions of SFAS 123, our net income and earnings per share for the three months ended March 31, 2005 would have been the pro forma amounts indicated below. Actual results for the three months ended March 31, 2006 have been determined in accordance with the fair value provisions of SFAS 123R and, therefore, pro forma results for such period are not necessary.

                                                             Three Months
                                                                 Ended
                                                               March 31,
        (in thousands)                                           2005
                                                                ------
        Net income as reported                                 $ 1,815

        Add:  Stock-based compensation expenses
        included in reported net income, net of
        related tax effects                                          6

        Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards, net
        of related tax effects                                      (9)
                                                                ------
        Pro forma net income                                   $ 1,812
                                                                ======
        Earnings per share:
          Basic-as reported                                    $  0.04
                                                                ======
          Basic-pro forma                                      $  0.04
                                                                ======
          Diluted-as reported                                  $  0.04
                                                                ======
          Diluted-pro forma                                    $  0.04
                                                                ======

 3. Business Combinations

      We account for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "excess of cost over net assets acquired" or "goodwill." Indirect and general expenses related to business combinations are expensed as incurred.

      Effective January 1, 2006, we acquired all of the issued and outstanding capital stock of TGA and certain affiliated companies (collectively, the "TGA Group") for an aggregate cash purchase price of up to $45.6 million, consisting of unconditional consideration of $37.6 million and contingent consideration of $8.0 million. Of the unconditional consideration, $13.9 million was paid at closing and $14.3 million will be paid on or before January 1, 2007 and $9.5 million will be paid on or before January 1, 2008. The payment of any contingent consideration is conditioned on the sellers complying with certain restrictive covenants and TGA Group achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable on or before March 30, 2009, unless the sellers elect to defer payment until March 30 of any subsequent year in order to permit further development of the loss ratios. In addition to the purchase price, we will pay $2.0 million to the sellers in consideration of their compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. Of this additional amount, $750 thousand was paid at closing, $750 thousand will be paid on or before January 1, 2007 and $500 thousand will be paid on or before January 1, 2008.

      TGA is a managing general agency involved in the marketing, underwriting and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile and general liability risks produced on an excess and surplus lines basis. The other affiliated companies in the TGA Group are TGA's wholly owned insurance subsidiary, GSIC, which reinsures a portion of the business written by TGA; TGASRI, which brokers mobile home insurance; and PAAC, which finances premiums on property and casualty insurance products marketed by TGA and TGASRI. The acquisition is expected to significantly expand the scope of our insurance marketing operations and provide opportunities for increased underwriting by our insurance company subsidiaries. Interim GAAP financial statements for TGA Group are not available for 2005 and, therefore, quarterly supplemental pro forma disclosures are not included in this report.

      Effective January 1, 2006, we also acquired all of the issued and outstanding membership interests in Aerospace for an aggregate consideration of up to $15.0 million, consisting of unconditional consideration of $12.5 million due in cash at closing and contingent consideration of up to $2.5 million. The unconditional consideration of $12.5 million is allocated $11.9 million to the purchase price and $0.6 million to the seller's compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. The payment of contingent consideration is conditioned on the seller complying with its restrictive covenants and Aerospace achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable in cash on or before March 30, 2009, unless the seller elects to defer a portion of the payment in order to permit further development of loss ratios.

      Aerospace, through various wholly owned subsidiaries, including Aerospace Insurance Managers, Inc., is involved in the marketing and servicing of general aviation property and casualty insurance products with a particular emphasis on private and small commercial aircraft. With the acquisition of Aerospace, Hallmark entered the general aviation market as part of our continuing strategy to expand into specialty lines businesses. Interim GAAP financial statements for Aerospace are not available for 2005 and, therefore, quarterly supplemental pro forma disclosures are not included in this report.


 4. Supplemental Cash Flow Information

      Effective January 1, 2006,  we acquired TGA  Group and Aerospace.  (See
 Note 3, "Business Combinations.") In conjunction with the acquisitions, cash and cash equivalents were used in the acquisitions as follows (in thousands):

                                                         TGA Group  Aerospace
                                                         --------------------
        Fair value of tangible assets excluding
          cash and cash equivalents                      $ 52,906    $  8,391
        Fair value of intangible assets acquired           31,585      12,575
        Capitalized direct expenses                           232          36
        Structured settlement                             (23,542)          -
        Liabilities assumed                               (48,522)     (7,697)
                                                         --------------------
        Cash and cash equivalents used in acquisitions   $ 12,659    $ 13,305
                                                         ====================

      For the three months ended March 31, 2006 and 2005, we had non-cash stock-based compensation expense of $25 thousand and $9 thousand, respectively.


 5. Share-Based Payment Arrangements

      Our 2005 Long Term Incentive Plan ("2005 LTIP") is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 5,000,000 shares authorized for issuance under the 2005 LTIP. Our 1994 Key Employee Long Term Incentive Plan (the "Employee Plan") and 1994 Non-Employee Director Stock Option Plan (the "Director Plan") both expired in 2004.

      As of March 31, 2006, there were incentive stock options to purchase 530,000 shares of our common stock outstanding under the 2005 LTIP, leaving 4,470,000 shares reserved for future issuance. As of March 31, 2006, there were incentive stock options to purchase 611,500 shares outstanding under the Employee Plan and non-qualified stock options to purchase 150,000 shares outstanding under the Director Plan. In addition, as of March 31, 2006, there were outstanding non-qualified stock options to purchase 100,000 shares of our common stock granted to certain non-employee directors outside the Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

      Options granted under the Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Options granted under the 2005 LTIP and the Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five years from the date of grant. All options granted under the Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

      A summary of the status of our stock options as of and changes during the year-to-date ended March 31, 2006 is presented below:

                                                        Weighted
                                                        Average
                                             Weighted   Remaining   Aggregate
                                             Average   Contractual  Intrinsic
                                 Number of   Exercise     Term        Value
                                  Shares      Price      (Years)     ($000)
                                 --------------------------------------------
 Outstanding at January 1, 2006  1,516,500   $   0.82         -            -
 Granted                                 -   $      -         -            -
 Exercised                        (125,000)  $   0.92         -            -
 Forfeited or expired                    -   $      -         -            -
                                 ---------
 Outstanding at March 31, 2006   1,391,500   $   0.81       5.6     $  1,226
 Exercisable at March 31, 2006     487,000   $   0.55       3.7     $    553


      There were no options granted in either the first quarter of 2006 or 2005. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $103 thousand and $19 thousand, respectively. The total cost of share-based payments charged against income before income tax benefit for the first quarter of 2006 and 2005 was $22 thousand and $9 thousand, respectively. The amount of related income tax benefit recognized in income for the first quarter of 2006 and 2005 was $8 thousand and $3 thousand, respectively. As of March 31, 2006, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.1 million is expected to be recognized in each of 2006, 2007, 2008 and 2009.

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of Hallmark's shares. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant.


 6. Segment Information

     The following is business segment information for the three months ended March 31, 2006 and 2005 (in thousands):

                                             Three Months Ended
                                                  March 31,
                                             2006          2005
                                           --------      --------
        Revenues:
        ---------
        HGA Segment                       $  17,540     $   6,280
        TGA Segment                          14,099             -
        PGA Segment                          10,797        11,161
        Aerospace Segment                     1,869             -
        Corporate                               215             4
                                           --------      --------
          Consolidated                    $  44,520     $  17,445
                                           ========      ========
        Pre-tax income (loss):
        HGA Segment                       $   3,360     $   1,068
        TGA Segment                           1,728             -
        PGA Segment                           2,051         2,442
        Aerospace Segment                      (109)            -
        Corporate                            (3,501)         (806)
                                           --------      --------
          Consolidated                    $   3,529     $   2,704
                                           ========      ========

 The following is additional business segment information as of the dates indicated (in thousands):

                                           Mar. 31,      Dec. 31,
                                             2006          2005
                                           --------      --------
                  Assets
                  ------
        HGA Segment                       $ 141,198     $ 136,220
        TGA Segment                         109,655             -
        PGA Segment                          68,187        68,264
        Aerospace Segment                    22,112             -
        Corporate                            27,991         4,422
                                           --------      --------
          Consolidated                    $ 369,143     $ 208,906
                                           ========      ========

 7. Reinsurance

     We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Refer to Note 6 of our Form 10-K for the year ended December 31, 2005 for more discussion of our reinsurance.

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                             Three Months Ended
                                                  March 31,
                                             2006          2005
                                           --------      --------
        Ceded earned premiums             $   1,397     $       -
        Reinsurance recoveries            $     776     $    (391)


 8. Notes Payable

      On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of March 31, 2006, the note balance was $30.9 million.

      On January 27, 2006, we borrowed $15.0 million under the revolving credit facility with The Frost National Bank to fund the cash required to close the TGA Group acquisition. As of March 31, 2006, the balance on the revolving note was $15.0 million. (See Note 3, "Business Combinations" and
 Note 12, "Credit Facility.")

      Also included in notes payable is $3.0 million of various short-term notes payable to banks by PAAC, bearing variable interest rates ranging from 4.75% to 7.75%. These notes are secured by PAAC's finance notes receivables. The line of credit available under PAAC's current borrowing arrangements is $5.0 million, approximately $3.0 million of which was borrowed at March 31, 2006. PAAC's borrowing arrangements contain various restrictive covenants which, among other things, require maintenance of minimum amounts of tangible net worth and working capital. At March 31, 2006, PAAC was not in compliance with certain of such covenants but had received a waiver for the violations.


 9.  Note Payable to Related Party

      On January 3, 2006, we executed a promissory note payable to Newcastle Partners, L.P. in the amount of $12.5 million in order to obtain funding to complete the acquisition of Aerospace. The promissory note bears interest at the rate of 10% per annum. The unpaid principal balance of the promissory note, together with all accrued and unpaid interest, is due and payable on demand at any time after June 30, 2006. As of March 31, 2006 the promissory note balance was $12.5 million.


 10.  Convertible Notes Payable

      On January 27, 2006, we issued $25.0 million in subordinated convertible promissory notes to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P., which are investment partnerships managed by an entity controlled by Mark E. Schwarz, our Chairman and Chief Executive Officer. Each convertible note bears interest at 4% per annum until paid or converted, which rate increases to 10% per annum in the event of default. Interest is payable quarterly in arrears commencing March 31, 2006. The convertible notes mature on July 27, 2007, and may not be prepaid. Conversion of the convertible notes is in all events subject to shareholder approval. Following shareholder approval, the principal of the convertible notes must be converted by the holders into shares of our common stock on or before maturity at a conversion rate of $1.28 per share (subject to certain anti-dilution provisions).

      In accordance with the FASB Emerging Issues Task Force ("EITF") Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the convertible notes contain a beneficial conversion feature requiring a discount to the carrying amount of the notes equal to (i) the difference between the stated conversion rate and the market price of our common stock on the date of issuance, multiplied by (ii) the number of shares into which the notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $9.6 million discount to the convertible notes which will be amortized straight line as interest expense over the term of the convertible notes, with any unamortized balance of the discount expensed upon conversion of the notes. The discount to the convertible notes was offset by increases to deferred federal income taxes and additional paid in capital, resulting in a temporary increase in our book value which will decline as the discount is amortized. Ultimately, the discount on the convertible notes will have no effect on our book value.

      Interest expense resulting from amortization of the discount on the convertible notes during the first fiscal quarter of 2006 was $1.1 million, resulting in a convertible notes balance of $16.5 million as of March 31, 2006. This interest expense had the effect of reducing our operating income for the period, but had no effect on our cash flow.


 11.  Structured Settlements

      In connection with the acquisition of the TGA Group, we recorded a payable for the future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two year US Treasuries (the only investment permitted on the trust account securing such future payments which is classified in restricted cash and investments on our balance sheet). (See Note 3, "Business Combinations.") As of March 31, 2006, the balance of the structured settlements was $23.8 million.


 12. Credit Facility

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the TGA Group acquisition. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of March 31, 2006, there was $15.0 million outstanding under our revolving credit facility, and we were in compliance with or had obtained waivers of all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between HGA and Clarendon National Insurance Company effective July 1, 2004.


 13. Deferred Policy Acquisition Costs

    The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

                                             Three Months Ended
                                                  March 31,
                                             2006          2005
                                           --------      --------
        Deferred                          $  (8,720)    $  (6,087)
        Amortized                             6,793         5,715
                                           --------      --------
        Net Deferred                      $  (1,927)    $    (372)
                                           ========      ========


 14. Earnings per Share

      The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    2006          2005
                                                  --------      --------
  Common Stockholders:
  --------------------
  Weighted average shares - basic                   86,874        42,471
  Effect of dilutive securities                        788           694
                                                  --------      --------
  Weighted average shares - assuming dilution       87,662        43,165
                                                  ========      ========
  Convertible Noteholders:
  ------------------------
  Weighted average shares - basic and assuming
                            dilution                19,531           n/a
                                                  ========      ========

      For the basic and diluted earnings per share calculation for the three months ended March 31, 2006, net income was allocated $2.0 million to common stockholders and $0.4 million to holders of convertible notes. For the three months ended March 31, 2006 and 2005, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

      In accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), we have restated the basic and diluted weighted average shares outstanding for the three months ended March 31, 2005 for the effect of a bonus element from our stockholder rights offering completed in the second quarter of 2005. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.


 15. Net Periodic Pension Cost

      The following table details the net periodic pension cost incurred by period (in thousands):

                                             Three Months Ended
                                                  March 31,
                                             2006          2005
                                           --------      --------
        Interest cost                     $     171     $     181
        Amortization of net loss                 40            19
        Expected return on plan assets         (157)         (184)
                                           --------      --------
        Net periodic pension cost         $      54     $      16
                                           ========      ========

     We contributed $32 thousand and $36 thousand to our frozen defined benefit cash balance plan during the first three months of 2006 and 2005, respectively. Refer to Note 13 of our Form 10-K for the year ended December 31, 2005 for more discussion of our retirement plans.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Introduction

     Hallmark Financial Services, Inc. ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company engaged in the sale of property and casualty insurance products to businesses and individuals. Our business involves marketing and underwriting commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana and Washington; marketing and underwriting non-standard personal automobile insurance in Texas, New Mexico and Arizona; marketing general aviation insurance in 44 states; claims administration; and other insurance related services. We pursue our business activities through subsidiaries whose operations are organized by producing companies into our Hallmark General Agency operating segment ("HGA Segment"), which includes the commercial insurance products and services handled by Hallmark General Agency, Inc. ("HGA") and Effective Claims Management, Inc.; our Texas General Agency operating segment ("TGA Segment"), which includes the commercial insurance products and services handled by Texas General Agency, Inc. ("TGA"), Pan American Acceptance Corporation ("PAAC") and TGA Special Risk, Inc. ("TGASRI"); our Phoenix General Agency operating segment ("PGA Segment"), which includes the non-standard personal automobile insurance products and services handled by American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Phoenix General Agency); and our aviation operating segment ("Aerospace Segment"), which includes the general aviation insurance products and services handled by Aerospace Holdings LLC ("Aerospace") and its wholly owned subsidiaries. The subsidiary companies in our TGA Segment and Aerospace Segment were all acquired effective January 1, 2006. The retained premium produced by our operating segments is supported by our insurance company subsidiaries: American Hallmark Insurance Company of Texas ("AHIC"); Phoenix Indemnity Insurance Company ("PIIC"); and Gulf States Insurance Company ("GSIC"), a wholly owned subsidiary of TGA which was acquired by Hallmark effective January 1, 2006.

 Financial Condition and Liquidity

     Sources and uses of funds. Our sources of funds are from insurance related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. On a consolidated basis, our cash and investments (excluding restricted cash and investments) at March 31, 2006 were $167.1 million compared to $139.6 million at December 31, 2005. Most of this increase is attributable to the acquisitions of TGA and certain affiliated companies (collectively, the "TGA Group") on January 1, 2006, which contributed $20.0 million in cash and investments as of March 31, 2006.

     Net cash provided by our consolidated operating activities was $9.6 million for the first three months of 2006 compared to net cash used of $0.2 million for the first three months of 2005. The increase in operating cash flow primarily resulted from the retention of HGA Segment and TGA Segment business in the first quarter 2006 that was not retained by us in the first quarter of 2005. The net effect on operating cash flows was an increase of $9.8 million resulting from an increase in collected premiums net of paid loss and loss adjustment expenses partially offset by lower collected commission and claim fee revenue.

     Cash used by investing activities during the first three months of 2006 was $41.6 million as compared to $6.4 million for the same period in 2005. The increase in cash used by investing activities is mostly due to the acquisitions of TGA Group and Aerospace in the first quarter of 2006 which used $26.0 million, net of cash acquired. Also contributing to the increase in cash used by investing activities was the funding of $25.0 million to a trust account securing the future guaranteed payments to the TGA Group sellers, as well as PAAC's $1.7 million repayment of premium finance notes, net of premium finance notes originated. Partially offsetting these uses was a $13.2 million increase in net redemptions of short-term investments in the first quarter of 2006 versus the same period in 2005 and $3.9 million in maturities and redemptions of investment securities in 2006.

     Cash provided by financing activities during the first three months of 2006 was $52.5 million as compared to $13 thousand for the same period of 2005. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. in the amount of $12.5 million to fund the cash required to close the Aerospace acquisition. This note bears interest at the rate of 10% per annum. The unpaid principal balance of the promissory note, together with all accrued and unpaid interest, is due and payable on demand at any time after June 30, 2006. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. Each convertible note bears interest at 4% per annum until paid or converted, which rate increases to 10% per annum in the event of default. Interest is payable quarterly in arrears commencing March 31, 2006. Conversion of the notes is in all events subject to shareholder approval. Following shareholder approval, the principal of the notes must be converted by the holders into approximately 19.5 million shares of our common stock (subject to certain anti-dilution provisions) on or before maturity on July 27, 2007. Absent shareholder approval, principal and all accrued but unpaid interest is due at maturity. The notes may not be prepaid. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the TGA Group sellers. The third debt instrument was $15.0 million borrowed under our revolving credit facility with Frost Bank to fund the cash required to close the TGA Group acquisition.

     As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2006, Hallmark had $1.5 million in cash and invested assets. Cash and invested assets of our non-insurance subsidiaries were $3.9 million as of March 31, 2006.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders' surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2006, AHIC's ordinary dividend capacity is $6.4 million. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholder's surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. During 2006, PIIC's ordinary dividend capacity is $1.6 million. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholder's surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2006, GSIC's ordinary dividend capacity is $0.1 million. None of AHIC, PIIC or GSIC paid a dividend to Hallmark during the first three months of 2006.

      Credit facility. On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the TGA Group acquisition. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of March 31, 2006, there was $15.0 million outstanding under our revolving credit facility, and we were in compliance with or had obtained waivers of all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between HGA and Clarendon National Insurance Company effective July 1, 2004.

     Trust preferred securities. On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of March 31, 2006, the note balance was $30.9 million.

     Conclusion. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the foreseeable future. However, we expect additional capital to be required to satisfy the debt obligations to Newcastle which are payable on demand after June 30, 2006. We have previously indicated our intent to obtain such additional capital through a rights offering of our common stock to existing shareholders during 2006. While a rights offering is still being considered, we are also exploring additional alternatives to satisfy our capital needs. There can be no assurance that we will be able to obtain the required additional capital on advantageous terms.

 Results of Operations

     Management Overview. During the first quarter of fiscal 2006, our total revenues were $44.5 million, representing a 155.2% increase over the $17.4 million in total revenues for the comparable period of fiscal 2005. The increase in total revenues for the first three months of fiscal 2006 as compared to the first three months of fiscal 2005 was primarily attributable to the acquisitions of TGA Group and Aerospace in the first quarter of 2006, which contributed $16.0 million in revenue. The retention of business produced by the HGA Segment and underwritten by AHIC that was previously retained by third parties also contributed $10.3 million to the increase in quarterly revenue.

       We reported net income of $2.4 million for the three months ended March 31, 2006, as compared to $1.8 million in the same period in the prior year. The increase in net income for the first three months of 2006 versus the same period in 2005 was primarily attributable to the retention of the HGA Segment business and quarterly results from the TGA Group, partially offset by interest expense from the amortization of a deemed discount on convertible promissory notes.

     During the first quarter of fiscal 2006, we recorded a $1.1 million interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. (See Note 10, "Convertible Notes Payable.") In the absence of this non-cash expense, our net income for the three months ended March 31, 2006 would have been $3.1 million, representing a 72.5% increase over the similar period of fiscal 2005.

    The following is a reconciliation of our net income without such interest expense to our reported results (in thousands). Management believes this reconciliation provides useful supplemental information in evaluating the operating results of our business. This disclosure should not be viewed as a substitute for net income determined in accordance with GAAP:

                                                            Quarter Ended
                                                            March 31, 2006
                                                            --------------
        Income excluding interest expense from
          amortization of discount, net of tax                   $ 3,130

        Interest expense from amortization of discount             1,117
        Less related tax effect                                     (413)
                                                            --------------
                                                                     704
                                                            --------------
       Net income                                                $ 2,426
                                                            ==============

     On a common stockholder diluted per share basis, net income was $0.02 for the three months ended March 31, 2006 and $0.04 for the same period in 2005. The decrease in diluted earnings per share to common stockholders was due to the combined impact of issuing 50.0 million shares in a stockholder rights offering in the second quarter of 2005 and allocating a portion of net income to the holders of convertible notes in the first quarter of 2006. (See Note 14, "Earnings Per Share.")

     The following is additional business segment information for the three months ended March 31, 2006 and 2005 (in thousands):

                                             Three Months Ended
                                                  March 31,
                                             2006          2005
                                           --------      --------
        Revenues:
        ---------
        HGA Segment                       $  17,540     $   6,280
        TGA Segment                          14,099             -
        PGA Segment                          10,797        11,161
        Aerospace Segment                     1,869             -
        Corporate                               215             4
                                           --------      --------
          Consolidated                    $  44,520     $  17,445
                                           ========      ========
        Pre-tax income (loss):
        HGA Segment                       $   3,360     $   1,068
        TGA Segment                           1,728             -
        PGA Segment                           2,051         2,442
        Aerospace Segment                      (109)            -
        Corporate                            (3,501)         (806)
                                           --------      --------
          Consolidated                    $   3,529     $   2,704
                                           ========      ========


 First Quarter 2006 as compared to the First Quarter 2005

 HGA Segment

       Beginning in the third quarter of 2005, our HGA Segment (formerly known as the Commercial Lines Operation) began retaining written premium through AHIC that was previously retained by third parties. This resulted in net written premium for the HGA Segment of $21.7 million for the quarter ended March 31, 2006.

     Total revenue for the HGA Segment of $17.5 million for the first quarter of 2006 was $11.2 million more than the $6.3 million reported in the first quarter of 2005. This 179.3% increase in total revenue was primarily due to net premiums earned of $14.3 million for the quarter from the issuance of AHIC policies produced by the HGA Segment. Increased net investment income contributed an additional $0.9 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $3.3 million and lower processing and service fees of $0.7 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

     Pre-tax income for Hallmark General Agency of $3.4 million for the first quarter of 2006 increased $2.3 million, or 214.6%, over the $1.1 million reported for the first quarter of 2005. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased loss and loss adjustment expenses of $7.8 million and additional production expenses of $0.9 million.

 TGA Segment

     The members of the TGA Segment were all acquired effective January 1, 2006. The $14.1 million of revenues was derived mostly from third party commission revenue of $9.2 million on the portion of business produced by the TGA Segment that was retained by third parties and from $4.3 million of earned premium on produced business that was assumed by GSIC or AHIC. The remaining $0.6 million of revenue was derived from investment income and finance charges.

     Pre-tax income for the TGA Segment of $1.7 million was due to revenue as discussed above less (i) incurred loss and loss adjustment expenses of $2.6 million on the portion of the business assumed by GSIC or AHIC, (ii) $9.7 million in operating expenses, comprised mostly of commission expense and salary related expenses, and (iii) $0.5 million of amortization of intangible assets acquired in the acquisition of the TGA Group.

 PGA Segment

     Net premium written for our PGA Segment (formerly known as the Personal Lines Operation) increased $0.5 million during the first quarter of 2006 to $11.1 million compared to $10.6 million in the first quarter of 2005.

     Revenue for the PGA Segment decreased 3.3% to $10.8 million for the first quarter of 2006 from $11.2 million for the same period in 2005. Lower earned premium of $0.3 million was primarily due to the timing and pattern of written premium. Also contributing to the decrease in revenue was $0.1 million of third party commission revenue recognized in the first quarter of 2005 that was discontinued due to the 100% assumption of the Texas non-standard automobile premium beginning late in 2004.

     Pre-tax income for the PGA Segment decreased $0.4 million, or 16.0%, for the first quarter of 2006 compared to the first quarter of 2005. Lower revenue as discussed above was the primary cause of the decrease in pre-tax income for the quarter.

 Aerospace Segment

     The members of the Aerospace Segment were all acquired effective January 1, 2006. The $1.9 million of revenues was derived mostly from third party commission revenue of $1.7 million on the portion of business produced by Aerospace Insurance Managers, Inc. ("AIM"), a wholly owned subsidiary of Aerospace, which is retained by third parties. An additional $0.1 million of revenue was derived from earned premium on business assumed by Mannequin PCC Ltd. Cell A-22 ("Mannequin"), a wholly owned captive cell of Aerospace located in Guernsey. Mannequin currently assumes approximately 2.5% of the business produced by AIM.

     Pre-tax loss for the Aerospace Segment of $0.1 million for the first quarter of 2006 was due to revenue discussed above less (i) operating expenses of $1.7 million, comprised mostly of commission expense and salary related expenses, (ii) loss and loss adjustment expenses of $0.2 million, and (iii) $0.1 million of amortization of intangible assets acquired in the acquisition of Aerospace.

 Corporate

      Corporate pre-tax loss was $3.5 million for the first quarter of 2006 as compared to $0.8 million for the same period in 2005. The increased loss was primarily due to interest expense of $1.5 million in the first quarter of 2006 comprised of (i) $0.6 million from the trust preferred securities issued in the second quarter of 2005 (see Note 8, "Notes Payable"), (ii) $0.3 million from the related party promissory note issued in January 2006 (see Note 9, "Note Payable to Related Party"), (iii) $0.2 million of amortization of the discount on the future guaranteed payments to the TGA Group sellers (see Note 11, "Structured Settlements"), (iv) $0.2 million from borrowings under our revolving credit facility with The Frost National Bank in January 2006 (see Note 8, "Notes Payable" and Note 12, "Credit Facility"), and (v) $0.2 million from the issuance of convertible notes issued in January 2006 (see Note 10, "Convertible Notes Payable"). Also contributing to the increase in pre-tax loss for the quarter was $1.1 million in interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. (See Note 10, "Convertible Notes Payable.") This expense had no impact on our cash flow and will ultimately have no effect on our book value.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      As of March 31, 2006, there had been no material changes in the market risks described in the Company's Form 10-K for the year ended December 31, 2005.


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

 Item 1A. Risk Factors.

    In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors described in such Annual Report on Form 10-K, except as follows:

 If we are unable to raise additional capital or restructure our indebtedness
 to  Newcastle,  we   may  have  difficulty   satisfying  current   liquidity
 requirements.

    We funded the acquisition of Aerospace by borrowing $12.5 million from Newcastle on January 3, 2006. The principal and accrued interest of this bridge loan are payable on demand at any time after June 30, 2006. We have previously announced our intention to retire this debt through a rights offering of our common stock to existing shareholders during 2006. Although such a rights offering is still under consideration, we are also exploring other alternatives to satisfy our capital needs. If we are unable to obtain additional capital or restructure the payment schedule of the bridge loan, we may be unable to repay the bridge loan when demand is made. Any default under the bridge loan to Newcastle would also be an event of default under our primary secured credit facility and, therefore, could have a material adverse affect on our liquidity and operations.

 The  failure  to  maintain   favorable  financial  strength  ratings   could
 negatively impact  our ability  to compete  successfully.

    Third party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. During 2005, A.M. Best, a nationally recognized insurance industry rating service and publisher, upgraded the financial strength rating of PIIC from "B (Fair)" to "B+ (Very Good)" and upgraded the financial strength rating of AHIC from "B
 (Fair)" to "A- (Excellent)". To maintain these ratings, the capitalization and operating performance of our insurance subsidiaries must be consistent with projections provided to A.M. Best. Our failure to maintain our current financial strength ratings could adversely affect our ability to sell insurance policies and inhibit us from competing effectively.


 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Information previously furnished in our Current Report on Form 8-K filed February 2, 2006.


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

 3(b) By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

 4(d)         Form of Junior Subordinated Debt Security Due 2035
              (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed June 27,
              2005).

 4(e) Form of Capital Security Certificate (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed June 27, 2005).

 4(f) Promissory Note dated January 3, 2006, between Hallmark Financial Services, Inc. and Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed January 5, 2006).

 4(g) First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

 4(h) Convertible Promissory Note dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to
              Exhibit 4.2 to the registrant's Current Report on Form 8-K filed February 2, 2006).

 10(a) Form of Purchase Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to
              Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

 10(b) Form of Registration Rights Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 2, 2006).

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

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


 Date: May 15, 2006          /s/ Mark E. Schwarz
                             ---------------------------------------------
                             Mark E. Schwarz, Chairman
                             (Chief Executive Officer)


 Date: May 15, 2006          /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, President
                             (Chief Operating Officer and
                             Chief Financial Officer)