Form 10-Q
period 2006-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2006-08-14
CIK 819913

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2006

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 17,759,905 shares outstanding as of August 3, 2006.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                      INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------
 Consolidated Balance Sheets at June 30, 2006
 (unaudited) and December 31, 2005                               3

 Consolidated Statements of Operations (unaudited)
 for the three months and six months ended June 30,
 2006 and June 30, 2005                                          4

 Consolidated Statements of Stockholders' Equity and
 Comprehensive Income (unaudited) for the three months
 and six months ended June 30, 2006 and June 30, 2005            5

 Consolidated Statements of Cash Flows (unaudited) for
 the three months and six months ended June 30, 2006
 and June 30, 2005                                               6

 Notes to Consolidated Financial Statements (unaudited)          7

              Hallmark Financial Services, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                               ($ in thousands)


                                                      June 30     December 31
                    ASSETS                              2006          2005
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)
 Investments:
   Debt securities, available-for-sale,
     at market value                                $   117,280   $    79,360
   Equity securities, available-for-sale,
     at market value                                      4,389         3,403
   Short-term investments, available-for-sale,
     at market value                                     49,956        12,281
                                                     ----------    ----------
            Total investments                           171,625        95,044

 Cash and cash equivalents                               13,402        44,528
 Restricted cash and investments                         41,165        13,802
 Premiums receivable                                     47,994        26,530
 Accounts receivable                                     28,403         2,083
 Prepaid reinsurance premium                              1,585           767
 Reinsurance recoverable                                  1,530           444
 Deferred policy acquisition costs                       12,564         9,164
 Excess of cost over fair value
   of net assets acquired                                31,781         4,836
 Intangible assets                                       27,220           459
 Deferred federal income taxes                                -         3,992
 Other assets                                             9,837         7,257
                                                     ----------    ----------
            Total assets                            $   387,106   $   208,906
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Notes payable                                    $    48,345   $    30,928
   Note payable to related party                         12,500             -
   Structured settlements                                24,065             -
   Unpaid losses and loss adjustment expenses            52,099        26,321
   Unearned premiums                                     69,264        36,027
   Unearned revenue                                       9,326         4,055
   Reinsurance balances payable                             513           116
   Accrued agent profit sharing                           1,253         2,173
   Accrued ceding commission payable                     11,438        11,430
   Pension liability                                      2,935         2,932
   Deferred federal income taxes                          1,893             -
   Current federal income tax payable                     1,913           300
   Accounts payable and other accrued expenses           36,573         9,436
                                                     ----------    ----------
            Total liabilities                           272,117       123,718

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.18 par value (authorized
     33,333,333 shares in 2006 and 16,666,667
     shares in 2005; issued 17,767,773 shares
     in 2006 and 14,476,102 shares in 2005)               3,198         2,606
   Additional paid in capital                            93,663        62,907
   Retained earnings                                     21,873        22,289
   Accumulated other comprehensive loss                  (3,668)       (2,597)
   Treasury stock, at cost (7,827 shares in 2006
     and 2,470 in 2005)                                     (77)          (17)
                                                     ----------    ----------
            Total stockholders' equity                  114,989        85,188
                                                     ----------    ----------
                                                    $   387,106   $   208,906
                                                     ==========    ==========

              The accompanying notes are an integral part
                of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)
                 ($ in thousands, except per share amounts)


                                         Three Months Ended            Six Months Ended
                                              June 30                      June 30
                                        ---------------------       ----------------------
                                          2006         2005           2006          2005
                                        --------     --------       --------      --------
 Gross premiums written                $  47,876    $   8,839      $  95,611     $  19,473
 Ceded premiums written                   (2,484)           -         (4,440)            -
                                        --------     --------       --------      --------
   Net premiums written                   45,392        8,839         91,171        19,473
   Change in unearned premiums           (11,133)         824        (28,478)          230
                                        --------     --------       --------      --------
   Net premiums earned                    34,259        9,663         62,693        19,703

 Investment income, net of expenses        2,236          451          4,593           862
 Realized loss                            (1,283)         (41)        (1,366)          (41)
 Finance charges                           1,216          509          1,903         1,049
 Commission and fees                      10,016        5,628         22,280        10,440
 Processing and service fees                 727        1,570          1,584         3,204
 Other income                                 16            5             20            13
                                        --------     --------       --------      --------
   Total revenues                         47,187       17,785         91,707        35,230

 Losses and loss adjustment expenses      20,199        5,515         36,889        11,541
 Other operating costs and expenses       20,027        9,150         41,053        17,855
 Interest expense                          1,662          102          3,247           105
 Interest expense from amortization
   of discount on convertible notes        8,508            -          9,625             -
 Amortization of intangible asset            573            7          1,146            14
                                        --------     --------       --------      --------
   Total expenses                         50,969       14,774         91,960        29,515

 Income (loss) before tax                 (3,782)       3,011           (253)        5,715

 Income tax expense (benefit)               (940)       1,007            163        1,896
                                        --------     --------       --------      --------
 Net income (loss)                     $  (2,842)   $   2,004      $    (416)     $  3,819
                                        ========     ========       ========      ========
 Common stockholders net income
   (loss) per share:
       Basic                           $   (0.18)   $    0.20      $   (0.03)    $    0.45
                                        ========     ========       ========      ========
       Diluted                         $   (0.18)   $    0.20      $   (0.03)    $    0.44
                                        ========     ========       ========      ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                (Unaudited)
                             ($ in thousands)

                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                        ---------------------       ----------------------
                                          2006         2005           2006          2005
                                        --------     --------       --------      --------
 Common Stock
 Balance, beginning of period          $   2,609    $   1,106      $   2,606     $   1,106
 Conversion of note payable
   to common stock                           589            -            589             -
 Issuance of common stock
   in rights offering                          -        1,500              -         1,500
 Issuance of common stock
   upon option exercises                       -            -              3             -
                                        --------     --------       --------      --------
 Balance, end of period                    3,198        2,606          3,198         2,606

 Additional Paid-In Capital
 Balance, beginning of period             69,034       19,640         62,907        19,647
 Discount on convertible notes,
   net of tax                                 34            -          6,066             -
 Conversion of note payable
   to common stock                        24,562            -         24,562             -
 Issuance of common stock
   in rights offering                          -       43,422              -        43,422
 Equity based compensation                    33           14             57            23
 Exercise of stock options                     -         (178)            71          (194)
                                        --------     --------       --------      --------
 Balance, end of period                   93,663       62,898         93,663        62,898

 Retained Earnings
 Balance, beginning of period             24,715       14,918         22,289        13,103
 Net income (loss)                        (2,842)       2,004           (416)        3,819
                                        --------     --------       --------      --------
 Balance, end of period                   21,873       16,922         21,873        16,922

 Accumulated Other Comprehensive
   Income (Loss)
 Balance, beginning of period             (3,417)      (1,240)        (2,597)         (759)
 Additional minimum pension liability,
   net of tax                                 32            -             32            30
 Unrealized gains (losses) on
   securities, net of tax                   (283)         276         (1,103)         (235)
                                        --------     --------       --------      --------
 Balance, end of period                   (3,668)        (964)        (3,668)         (964)

 Treasury Stock
 Balance, beginning of period                (77)        (412)           (17)         (441)
 Acquisition of treasury shares                -            -           (100)            -
 Exercise of stock options                     -          395             40           424
                                        --------     --------       --------      --------
 Balance, end of period                      (77)         (17)           (77)          (17)

                                        --------     --------       --------      --------
 Stockholders' Equity                  $ 114,989    $  81,445      $ 114,989     $  81,445
                                        ========     ========       ========      ========

 Net income (loss)                     $  (2,842)   $   2,004      $    (416)    $   3,819
 Additional minimum pension
   liability, net of tax                      32            -             32            30
 Unrealized gains (losses)
   on securities, net of tax                (283)         276         (1,103)         (235)
                                        --------     --------       --------      --------
 Comprehensive Income (Loss)           $  (3,093)   $   2,280      $  (1,487)    $   3,614
                                        ========     ========       ========      ========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                 (Unaudited)
                              ($ in thousands)

                                                        Six Months Ended
                                                             June 30
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income (loss)                                $     (416)   $     3,819

 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation and amortization expense                 1,605           178
    Interest expense related to amortization
      of discount on convertible notes                    9,625             -
    Deferred federal income tax expense                  (5,671)          512
    Realized loss on investments                          1,366            41
    Change in prepaid reinsurance premiums                 (818)            -
    Change in premiums receivable                       (20,346)          271
    Change in accounts receivable                          (269)        1,083
    Change in deferred policy acquisition costs          (3,400)         (628)
    Change in unpaid losses and loss adjustment
      expenses                                           16,288        (1,147)
    Change in unearned premiums                          29,293          (230)
    Change in unearned revenue                           (4,088)          839
    Change in accrued agent profit sharing                 (920)         (934)
    Change in reinsurance recoverable                      (446)        1,652
    Change in reinsurance balances payable                 (252)            -
    Change in current federal income tax
      payable/recoverable                                   726        (1,160)
    Change in accrued ceding commission payable               8          (494)
    Change in all other liabilities                       6,854        (1,024)
    Change in all other assets                              508          (601)
                                                     ----------    ----------
      Net cash provided by operating activities          29,647         2,177
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                     (249)         (164)
   Premium finance notes repaid,
     net of finance notes originated                     (2,368)            -
   Acquisition of subsidiaries, net of cash acquired    (25,964)            -
   Change in restricted cash and investments            (24,541)          (70)
   Purchases of debt and equity securities              (35,683)       (8,802)
   Maturities and redemptions of investment
     securities                                          13,268           538
   Net redemptions (purchases) of short-term
     investments                                        (37,776)            3
                                                     ----------    ----------
   Net cash used in investing activities               (113,313)       (8,495)
                                                     ----------    ----------

 Cash flows from financing activities:
    Proceeds from exercise of employee stock options         40           230
    Proceeds from stockholder rights offering                 -        44,922
    Proceeds from issuance of trust preferred
      securities                                              -        30,928
    Debt issuance costs                                       -          (907)
    Proceeds from issuance of convertible debt           25,000             -
    Proceeds from note payable to related party          12,500             -
    Proceeds from revolving loan on credit facility      15,000             -
                                                     ----------    ----------
        Net cash provided by financing activities        52,540        75,173
                                                     ----------    ----------

 Increase (decrease) in cash and cash equivalents       (31,126)       68,855
 Cash and cash equivalents at beginning of period        44,528        12,901
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $    13,402   $    81,756
                                                     ==========    ==========

 Supplemental Cash Flow Information:
   Interest paid                                    $     2,384   $         8
                                                     ----------    ----------
   Taxes paid                                       $     5,082   $     2,544
                                                     ----------    ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)

 1. General

     Hallmark Financial Services, Inc. ("Hallmark" and, together with subsidiaries, "we", "us", "our") is a diversified property/casualty insurance group that serves businesses and individuals in specialty and niche markets. We market, distribute, underwrite and service our commercial and personal property/casualty insurance products through four operating
 units,  each  of  which  has  a  specific focus.   Our  HGA  Operating  Unit
 primarily handles standard commercial insurance, our TGA Operating Unit concentrates on excess and surplus lines commercial insurance, our Phoenix Operating Unit focuses on non-standard personal automobile insurance and our Aerospace Operating Unit specializes in general aviation insurance. The subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were acquired effective January 1, 2006. The insurance policies produced by our four operating units are written by our three insurance
 company  subsidiaries  as  well  as unaffiliated  insurers.   Our  insurance
 company subsidiaries are American Hallmark Insurance Company of Texas ("AHIC"), Phoenix Indemnity Insurance Company ("PIIC") and Gulf States Insurance Company ("GSIC").


 2. Basis of Presentation

     Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC.

     The interim financial data as of June 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

     Reclassification

     Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effect on net income or stockholders' equity.

     Redesignation of Segments

     Effective January 1, 2006, our Commercial Insurance Operation has been redesignated as our HGA Operating Unit and our Personal Insurance Operation has been redesignated as our Phoenix Operating Unit, in each case without change in the composition of the reporting segment.

     Reverse Stock Split

     All share and per share amounts have been adjusted to reflect a one-for-six reverse split of all issued and unissued shares of our authorized common stock effected July 31, 2006, and a corresponding increase in the par value of our authorized common stock from $0.03 per share to $0.18 per share.

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

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. In April 2005, the SEC deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the period should include compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on grant date fair value estimates in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted after January 1, 2006 in accordance with SFAS 123R. Since we adopted the fair value method of SFAS 123 under the prospective method provision of SFAS 148 beginning January 1, 2003, we have a small amount of unvested share-based payments granted prior to January 1, 2003. During the first six months of 2006, we recognized approximately $5 thousand of additional compensation expense under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. (See Note 4, "Share-Based Payment Arrangements.")

     Had compensation cost for all of our stock option grants under our stock compensation plans been determined based on fair value at the grant date in accordance with the fair value provisions of SFAS 123, our net income and earnings per share for the three and six months ended June 30, 2005 would have been the pro forma amounts indicated below. Actual results for the three and six months ended June 30, 2006 have been determined in accordance with the fair value provisions of SFAS 123R and, therefore, pro forma results for such period are not necessary.

                                                     Three Months   Six Months
                                                         Ended         Ended
                                                        June 30,      June 30,
        (in thousands)                                    2005          2005
                                                         --------------------
        Net income as reported                          $  2,004     $  3,819

        Add:  Stock-based compensation expenses
        included in reported net income, net of
        related tax effects                                    9          15

        Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                           (12)        (21)
                                                         --------------------
        Pro forma net income                            $  2,001     $  3,813
                                                         ====================
        Earnings per share:
          Basic-as reported                             $   0.20     $   0.45
                                                         ====================
          Basic-pro forma                               $   0.20     $   0.45
                                                         ====================
          Diluted-as reported                           $   0.20     $   0.44
                                                         ====================
          Diluted-pro forma                             $   0.20     $   0.44
                                                         ====================


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

      Effective January 1, 2006, we acquired all of the issued and outstanding capital stock of the subsidiaries now comprising the TGA Operating Unit for an aggregate cash purchase price of up to $45.6 million, consisting of unconditional consideration of $37.6 million and contingent consideration of $8.0 million. Of the unconditional consideration, $13.9 million was paid at closing and $14.3 million will be paid on or before January 1, 2007 and $9.5 million will be paid on or before January 1, 2008. The payment of any contingent consideration is conditioned on the sellers complying with certain restrictive covenants and the TGA Operating Unit achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable on or before March 30, 2009, unless the sellers elect to defer payment until March 30 of any subsequent year in order to permit further development of the loss ratios. In addition to the purchase price, we will pay $2.0 million to the sellers in consideration of their compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. Of this additional amount, $750 thousand was paid at closing, $750 thousand will be paid on or before January 1, 2007 and $500 thousand will be paid on or before January 1, 2008.

      Texas General Agency, Inc. ("Texas General Agency") is a managing general agency involved in the marketing, underwriting and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile and general liability risks produced on an excess and surplus lines basis. The other affiliated companies in the TGA Operating Unit are Texas General Agency's wholly owned insurance subsidiary, GSIC, which reinsures a portion of the business written by Texas General Agency; TGA Special Risk, Inc. ("TGASRI"), which brokers mobile home insurance; and Pan American Acceptance Corporation ("PAAC"), which finances premiums on property and casualty insurance products marketed by Texas General Agency and TGASRI. Interim GAAP financial statements for the subsidiaries now comprising the TGA Operating Unit are not available for 2005 and, therefore, quarterly supplemental pro forma disclosures are not included in this report.

      Effective  January 1, 2006,  we also  acquired all  of the  issued  and outstanding membership interests in the subsidiaries now comprising the Aerospace Operating Unit, for an aggregate consideration of up to $15.0 million, consisting of unconditional consideration of $12.5 million due in cash at closing and contingent consideration of up to $2.5 million. The unconditional consideration of $12.5 million is allocated $11.9 million to the purchase price and $0.6 million to the seller's compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. The payment of contingent consideration is conditioned on the seller complying with its restrictive covenants and the Aerospace Operating Unit achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable in cash on or before March 30, 2009, unless the seller elects to defer a portion of the payment in order to permit further development of loss ratios.

      Our Aerospace Operating Unit is involved in the marketing and servicing of general aviation property and casualty insurance products with a particular emphasis on private and small commercial aircraft. Interim GAAP financial statements for the subsidiaries now comprising our Aerospace
 Operating Unit are not available for 2005 and, therefore, quarterly supplemental pro forma disclosures are not included in this report.


 4. Supplemental Cash Flow Information

      Effective January 1, 2006, we acquired the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. (See Note 3, "Business Combinations.") In conjunction with the acquisitions, cash and cash equivalents were used in the acquisitions as follows (in thousands):

                                                            TGA     Aerospace
                                                         Operating  Operating
                                                            Unit       Unit
                                                         --------------------
        Fair value of tangible assets excluding
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
                                                         ====================

      For the six months ended June 30, 2006 and 2005, we had non-cash stock-based compensation expense of $57 thousand and $23 thousand, respectively.


 5. Share-Based Payment Arrangements

      Our 2005 Long Term Incentive Plan ("2005 LTIP") is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 833,333 shares authorized for issuance under the 2005 LTIP. Our 1994 Key Employee Long Term Incentive Plan (the "Employee Plan") and 1994 Non-Employee Director Stock Option Plan (the "Director Plan") both expired in 2004.

      As of June 30, 2006, there were incentive stock options to purchase 197,500 shares of our common stock outstanding under the 2005 LTIP, leaving 635,833 shares reserved for future issuance. As of June 30, 2006, there were incentive stock options to purchase 101,917 shares outstanding under the Employee Plan and non-qualified stock options to purchase 25,000 shares outstanding under the Director Plan. In addition, as of June 30, 2006, there were outstanding non-qualified stock options to purchase 16,667 shares of our common stock granted to certain non-employee directors outside the Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

      Options granted under the Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Options granted under the 2005 LTIP and the Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. All options granted under the Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

      A summary of the status of our stock options as of and changes during the year-to-date ended June 30, 2006 is presented below:

                                                        Weighted
                                                        Average
                                             Weighted   Remaining   Aggregate
                                             Average   Contractual  Intrinsic
                                 Number of   Exercise     Term        Value
                                  Shares      Price      (Years)     ($000)
                                 --------------------------------------------
 Outstanding at January 1, 2006    252,750   $   4.92         -            -
 Granted                           109,166   $  11.34         -            -
 Exercised                         (20,833)  $   5.50         -            -
 Forfeited or expired                    -   $      -         -            -
                                 ---------
 Outstanding at June 30, 2006      341,083   $   6.93       6.8     $  1,504
 Exercisable at June 30, 2006       90,833   $   3.70       4.0     $    694

      The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
 Intrinsic value of options
   exercised                     $      -    $    240    $    103    $    260

 Cost of share-based payments    $     33    $     14    $     57    $     23

 Income tax benefit of
   share-based payments
   recognized in income          $     11    $      5    $     20    $      8

      As of  June 30,  2006, there  was $1.1  million of  total  unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.1 million is expected to be recognized in 2006, $0.3 million is expected to be recognized in each of 2007, 2008 and 2009 and $0.1 million is expected to be recognized in 2010.

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

      The following table details the grant date fair value and related assumptions for the periods indicated (in thousands). There were no options granted in either the first quarter of 2006 or 2005.

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
 Grant date fair value per share $   6.26    $   4.01    $   6.26    $   4.01

 Expected term                          5           5           5           5
 Expected volatility                 59.1%       62.5%       59.1%       62.5%
 Risk free interest rate              4.9%        3.9%        4.9%        3.9%


 6. Segment Information

     The following is business segment information for the three months and six months ended June 30, 2006 and 2005 (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
 Revenues:
 ---------
 HGA Operating Unit              $ 19,264    $  6,575    $ 36,804    $ 12,855
 TGA Operating Unit                15,184           -      29,283           -
 Phoenix Operating Unit            11,890      11,195      22,687      22,356
 Aerospace Operating Unit           1,962           -       3,831           -
 Corporate                         (1,113)         15        (898)          19
                                  -------     -------     -------     -------
    Consolidated                 $ 47,187    $ 17,785    $ 91,707    $ 35,230
                                  =======     =======     =======     =======
 Pre-tax income (loss):
 ----------------------
 HGA Operating Unit              $  2,773      1,472     $  6,133       2,540
 TGA Operating Unit                 3,426          -        5,154           -
 Phoenix Operating Unit             2,393      2,460        4,444       4,902
 Aerospace Operating Unit              13          -          (96)          -
 Corporate                        (12,387)      (921)     (15,888)     (1,727)
                                  -------     -------     -------     -------
    Consolidated                 $ (3,782)   $  3,011    $   (253)   $  5,715
                                  =======     =======     =======     =======

 The following is additional business segment information as of the dates indicated (in thousands):

                                           June 30,      Dec. 31,
                                             2006          2005
                                           --------      --------
                  Assets
                  ------
        HGA Operating Unit                $ 141,529     $ 136,220
        TGA Operating Unit                  124,992             -
        Phoenix Operating Unit               67,697        68,264
        Aerospace Operating Unit             22,564             -
        Corporate                            30,324         4,422
                                           --------      --------
          Consolidated                    $ 387,106     $ 208,906
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

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
        Ceded earned premiums    $  2,199    $      -    $  3,596    $      -
        Reinsurance recoveries   $    118    $     10    $    894    $   (381)


 8. Notes Payable

      On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of June 30, 2006, the note balance was $30.9 million.

      On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. As of June 30, 2006, the balance on the revolving note was $15.0 million. (See Note 3, "Business Combinations" and Note 12, "Credit Facilities.") Also included in notes payable is $2.4 million of various short-term notes payable to banks by PAAC, bearing variable interest rates ranging from 7.5% to 8.0%. (See Note 12, "Credit Facilities").


 9.  Note Payable to Related Party

      On January 3, 2006, we executed a promissory note payable to Newcastle Partners, L.P. in the amount of $12.5 million in order to obtain funding to complete the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The promissory note bears interest at the rate of 10% per annum. The principal of the promissory note, together with accrued and unpaid interest, became due and payable on demand as of June 30, 2006. As of June 30, 2006 the promissory note balance was $12.5 million.


 10.  Convertible Notes Payable

      On January 27, 2006, we issued $25.0 million in subordinated convertible promissory notes to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P., which are investment partnerships managed by an entity controlled by Mark E. Schwarz, our Executive Chairman. Each convertible note bore interest at 4% per annum, which rate increased to 10% per annum in the event of default. Interest was payable quarterly in arrears commencing March 31, 2006. Principal and all accrued but unpaid interest was due at maturity on July 27, 2007. The principal and accrued interest on the convertible notes was converted to approximately 3.3 million shares of our common stock during the second quarter of 2006.

      In accordance with the FASB Emerging Issues Task Force ("EITF") Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the convertible notes contained a beneficial conversion feature requiring a discount to the carrying amount of the notes equal to (i) the difference between the stated conversion rate and the market price of our common stock on the date of issuance, multiplied by (ii) the number of shares into which the notes were convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $9.6 million discount to the convertible notes which was amortized straight line as interest expense over the term of the convertible notes, with the unamortized balance of the discount expensed upon conversion of the notes in the second quarter of 2006. The discount to the convertible notes was offset by increases to deferred federal income taxes and additional paid in capital. The discount on the convertible notes had no ultimate effect on our book value.

      Interest expense resulting from amortization of the discount on the convertible notes during the first six months of 2006 was $9.6 million. This interest expense had the effect of reducing our operating income for the period, but had no effect on our cash flow.


 11.  Structured Settlements

      In connection with the acquisition of the subsidiaries now comprising our TGA Operating Unit, we recorded a payable for the future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments and which is classified in restricted cash and investments on our balance sheet). (See Note 3, "Business Combinations.") As of June 30, 2006, the balance of the structured settlements was $24.1 million.


 12. Credit Facilities

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of June 30, 2006, there was $15.0 million outstanding under our revolving credit facility, and we were in compliance with or had obtained waivers of all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

    PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. PAAC's obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of June 30, 2006, $2.3 million was outstanding under this revolving credit facility and PAAC was in compliance with all of its covenants.


 13. Deferred Policy Acquisition Costs

     The  following   table  shows  total   deferred  and  amortized   policy
 acquisition costs by period (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
        Deferred                 $ (8,678)   $ (5,537)   $(17,590)   $(11,624)
        Amortized                   6,653       5,280      14,190      10,996
                                  -------     -------     -------     -------
        Net                      $ (2,025)   $   (257)   $ (3,400)   $   (628)
                                  =======     =======     =======     =======


 14. Earnings per Share

      The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------------------     -------------------
 Weighted average shares - basic   15,780       9,878      15,133       8,486
 Effect of dilutive securities          -          90           -         103
                                  -------------------     -------------------
 Weighted average shares -
   assuming dilution               15,780       9,968      15,133       8,589
                                  ===================     ===================

      For the three months and six months ended June 30, 2005, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2006, we reported a net loss, therefore, we excluded the effect of dilutive securities in the calculation of diluted loss per share as the inclusion of these securities would have been anti-dilutive.


 15. Net Periodic Pension Cost

      The following table details the net periodic pension cost incurred by period (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------------------     -------------------
 Interest cost                   $    172    $    182    $    343    $    363
 Amortization of net loss              40          19          80          38
 Expected return on plan assets      (157)       (184)       (314)       (368)
                                  -------------------     -------------------
 Net periodic pension cost       $     55   $      17    $    109    $     33
                                  ===================     ===================

     We contributed $74 thousand and $32 thousand to our frozen defined benefit cash balance plan during the three months ended June 30, 2006 and 2005, respectively, and contributed $106 thousand and $68 thousand during the six months ended June 30, 2006 and 2005, respectively. Refer to Note 13 of our Form 10-K for the year ended December 31, 2005 for more discussion of our retirement plans.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Introduction

 Hallmark Financial Services, Inc. ("Hallmark" and, together with subsidiaries, "we", "us", "our") is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma and Idaho; marketing, distributing, underwriting and servicing general aviation insurance in 48 states; and providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance company subsidiaries.

 Our non-carrier insurance activities are organized by producing units into the following operational segments:

   * HGA Operating Unit. Our HGA Operating Unit includes the standard lines commercial property/casualty insurance products and services handled by our Hallmark General Agency, Inc. and Effective Claims Management, Inc. subsidiaries.

   * TGA Operating Unit. Our TGA Operating Unit includes the excess and surplus lines commercial property/casualty insurance products and services handled by our Texas General Agency, Inc., Pan
      American Acceptance Corporation ("PAAC") and TGA Special Risk, Inc. subsidiaries. Our TGA Operating Unit also includes a relatively small amount of personal lines insurance handled by these subsidiaries. The subsidiaries comprising our TGA Operating Unit were acquired effective January 1, 2006.

   * Phoenix Operating Unit. Our Phoenix Operating Unit includes the non-standard personal automobile insurance products and services handled by American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Phoenix General Agency.

   * Aerospace Operating Unit. Our Aerospace Operating Unit includes the general aviation insurance products and services handled by our Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. subsidiaries. The subsidiaries comprising our Aerospace Operating Unit were acquired effective January 1, 2006.

 The retained premium produced by these producing units is supported by the following insurance company subsidiaries:

   * American Hallmark Insurance Company of Texas ("AHIC") presently retains all of the risks on the commercial property/casualty policies marketed by our HGA Operating Unit and assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit.

   * Gulf States Insurance Company ("GSIC"), which was acquired effective January 1, 2006, presently assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit.

   * Phoenix Indemnity Insurance Company ("PIIC") presently assumes all of the risks on the non-standard personal automobile policies marketed by our Phoenix Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed by our Aerospace Operating Unit.

 Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement pursuant to which AHIC retains 59.9% of the total net premiums written by all of our operating units, PIIC retains 34.1% of our total net premiums written and GSIC retains 6.0% of our total net premiums written.

 Prior to January 1, 2006, our HGA Operating Unit was referred to as our Commercial Insurance Operation and our Phoenix Operating Unit was referred to as our Personal Insurance Operation. The retained premium produced by our operating units was supported by our AHIC and PIIC insurance subsidiaries. Discussions for periods prior to January 1, 2006 do not include the operations of our TGA Operating Unit or our Aerospace Operating Unit, each of which was acquired effective January 1, 2006. All share and per share amounts have been adjusted to reflect a one-for-six reverse split of all issued and unissued shares of our authorized common stock effected July 31, 2006.

 Results of Operations

     Management Overview. During the three months and six months ended June 30, 2006, our total revenues were $47.2 million and $91.7 million, representing a 165.3% and 160.3% increase, respectively, over the $17.8 million and $35.2 million in total revenues for the comparable periods of 2005. The acquisitions of the TGA Operating Unit and the Aerospace Operating Unit in the first quarter of 2006 contributed $17.1 million and $33.1 million to the increase in total revenues for the three months and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The following table provides additional information concerning the increases in revenue contributed by these acquisitions (in thousands):

                                                Three Months     Six Months
                                                    Ended           Ended
                                                June 30, 2006   June 30, 2006
                                                -------------   -------------
        Third party commission revenue            $    9,119      $   19,956
        Earned premium on retained business            7,009          11,388
        Investment income, finance charges and
          other revenue items                          1,018           1,770
                                                   ---------       ---------
        Revenue contributions from acquisitions   $   17,146      $   33,114
                                                   =========       =========

     The retention of business produced by the HGA Operating Unit that was previously retained by third parties also contributed $16.9 million and $31.2 million to the increase in revenue for the three months and six months ended June 30, 2006, respectively, but was partially offset by lower ceding commission revenue of $4.3 million and $7.6 million and lower processing and services fees of $0.8 million and $1.5 million for the three and six months ended June 30, 2006, respectively, attributable to the shift from a third-party agency structure to an insurance underwriting structure. Earned premiums from our Phoenix Operating Unit contributed $0.7 million and $0.4 million to the increase in revenue for the three and six months ended June 30, 2006, respectively, but were offset by lower ceding commission revenue of $0.4 million and $0.5 million and lower processing and service fees of $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively. The investment of funds derived from the implementation of our 2005 capital plan contributed another $1.5 million and $2.9 million to revenue for the three and six months ended June 30, 2006, respectively. These increases were partially offset by other-than-temporary impairment charges on our equity investment portfolio of $1.2 million for the three and six months ended June 30, 2006.

       We reported net loss of $2.8 million and $0.4 million for the three months and six months ended June 30, 2006, respectively, as compared to net income of $2.0 million and $3.8 million in the same periods in the prior year. On a diluted per share basis, net loss was $0.18 and $0.03 for the three months and six months ended June 30, 2006, respectively, and net income per share was $0.20 and $0.44 for the same periods in 2005. During the three months and six months ended June 30, 2006, we recorded $8.5 million and $9.6 million, respectively, of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. (See Note 10, "Convertible Notes Payable.") In the absence of this non-cash expense, our net income for the three months and six months ended June 30, 2006 would have been $2.5 million and $5.7 million, respectively, representing a 25.7% and 47.9% increase over the similar periods of 2005. The following is a reconciliation of our net income without such interest expense to our reported results (in thousands). Management believes this reconciliation provides useful supplemental information in evaluating the operating results of our business. This disclosure should not be viewed as a substitute for net loss determined in accordance with GAAP:

                                                Three Months     Six Months
                                                    Ended           Ended
                                                June 30, 2006   June 30, 2006
                                                -------------   -------------
     Income excluding interest expense from
       amortization of discount, net of tax         $2,520          $5,650
                                                -------------   -------------
     Interest expense from amortization
       of discount                                   8,508           9,625
     Less related tax effect                        (3,146)         (3,559)
                                                -------------   -------------
                                                     5,362           6,066

                                                -------------   -------------
     Net loss                                      ($2,842)          ($416)
                                                =============   =============

     Excluding the interest expense from amortization of discount , the increase in net income for the three and six months ended June 30, 2006 versus the same periods in 2005 was primarily attributable to additional revenue from the retention of the HGA Operating Unit business, quarterly results from the newly acquired TGA Operating Unit and additional investment income, partially offset by additional loss and loss adjustment expense of the HGA Operating Unit, additional operating expenses attributable to the retention of business produced by our HGA Operating Unit, additional operating expenses attributable to our newly acquired operating units, interest expense on our trust preferred securities and interest expense on borrowings to finance the acquisitions of our TGA Operating Unit and our Aerospace Operating Unit.

     The following is additional business segment information for the three months and six months ended June 30, 2006 and 2005 (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
 Revenues:
 ---------
 HGA Operating Unit              $ 19,264    $  6,575    $ 36,804    $ 12,855
 TGA Operating Unit                15,184           -      29,283           -
 Phoenix Operating Unit            11,890      11,195      22,687      22,356
 Aerospace Operating Unit           1,962           -       3,831           -
 Corporate                         (1,113)         15        (898)          19
                                  -------     -------     -------     -------
    Consolidated                 $ 47,187    $ 17,785    $ 91,707    $ 35,230
                                  =======     =======     =======     =======
 Pre-tax income (loss):
 ----------------------
 HGA Operating Unit              $  2,773      1,472     $  6,133       2,540
 TGA Operating Unit                 3,426          -        5,154           -
 Phoenix Operating Unit             2,393      2,460        4,444       4,902
 Aerospace Operating Unit              13          -          (96)          -
 Corporate                        (12,387)      (921)     (15,888)     (1,727)
                                  -------     -------     -------     -------
    Consolidated                 $ (3,782)   $  3,011    $   (253)   $  5,715
                                  =======     =======     =======     =======


 Second Quarter 2006 as compared to the Second Quarter 2005

 HGA Operating Unit

       Beginning in the third quarter of 2005, our HGA Operating Unit began retaining written premium through AHIC that was previously retained by third parties. This resulted in net written premium for the HGA Operating Unit of $21.4 million for the quarter ended June 30, 2006.

       Total revenue for the HGA Operating Unit of $19.3 million for the second quarter of 2006 was $12.7 million more than the $6.6 million reported in the second quarter of 2005. This 193.0% increase in total revenue was primarily due to net premiums earned of $16.9 million for the quarter from the issuance of AHIC policies produced by the HGA Operating Unit. Increased net investment income contributed an additional $1.0 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $4.3 million and lower processing and service fees of $0.8 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

     Pre-tax  income for  our HGA  Operating  Unit of  $2.8 million  for  the second quarter of 2006 increased $1.3 million, or 88.4%, over the $1.5 million reported for the second quarter of 2005. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased loss and loss adjustment expenses of $10.0 million and additional production expenses of $1.4 million. The HGA Operating Unit reported a loss ratio of 59.4% for the second quarter of 2006. Our HGA Operating Unit had no loss ratio for the second quarter of 2005 because we did not retain any of the premium produced by our HGA Operating Unit for this period.

 TGA Operating Unit

     The subsidiaries comprising our TGA Operating Unit were all acquired effective January 1, 2006. The $15.2 million of revenues was derived mostly from third party commission revenue of $7.5 million on the portion of business produced by the TGA Operating Unit that was retained by third parties and from $6.8 million of earned premium on produced business that was assumed by GSIC or AHIC. The remaining $0.9 million of revenue was primarily derived from investment income and finance charges.

     Pre-tax income for our TGA Operating Unit of $3.4 million was due primarily to revenue as discussed above less (i) incurred loss and loss adjustment expenses of $3.7 million on the portion of the business assumed by GSIC or AHIC, (ii) $7.5 million in operating expenses, comprised mostly of commission expense and salary related expenses, and (iii) $0.5 million of amortization of intangible assets acquired in the acquisition of the subsidiaries comprising our TGA Operating Unit. The TGA Operating Unit reported a loss ratio of 54.2% for the second quarter of 2006. We do not have a comparable loss ratio for the same period in 2005 as we acquired the subsidiaries comprising the TGA Operating Unit effective January 1, 2006.

 Phoenix Operating Unit

     Net premium written for our Phoenix Operating Unit increased $1.9 million during the second quarter of 2006 to $10.7 million compared to $8.8 million in the second quarter of 2005.

     Revenue for the Phoenix Operating Unit increased 6.2% to $11.9 million for the second quarter of 2006 from $11.2 million for the same period in 2005. Higher earned premium of $0.7 million and higher investment income of $0.3 million was partiallyoffset by lower third party commission revenue of $0.4 million andlower processing and service fee revenue of $0.1 million recognized in the second quarter of 2006 due to the 100% assumption of the Texas non-standard personal automobile premium beginning late in 2004.

     Pre-tax income for the Phoenix Operating Unit decreased $0.1 million, or 2.7%, for the second quarter of 2006 compared to the second quarter of 2005. The primary reason for the decline in pre-tax income for the quarter was due to increased losses and loss adjustment expenses of $1.0 million as evidenced by an increase in the loss ratio to 62.3% versus 57.2% reported in the second quarter of 2005. A competitive pricing environment with a bias towards decreasing rates, as well as favorable reserve development recognized in 2005, were the primary reasons for the increase in the loss ratio. The increase in losses and loss adjustment expenses was partially offset by the increases in revenue discussed above.

 Aerospace Operating Unit

     The  subsidiaries  comprising our  Aerospace  Operating  Unit  were  all acquired effective January 1, 2006. The $2.0 million of revenues was derived mostly from third party commission revenue on the portion of business retained by third parties. We plan to begin retaining a portion of the premium produced by our Aerospace Operating Unit commencing in the third quarter of 2006.

     Pre-tax income for the Aerospace Operating Unit of $13,000 for the second quarter of 2006 was due to revenue discussed above less operating expenses of $1.8 million, comprised mostly of commission expense and salary related expenses, and $0.1 million of amortization of intangible assets acquired in the acquisition of Aerospace.

 Corporate

      Corporate revenue decreased $1.1 million for the second quarter of 2006 as compared to the same period in 2005. The decrease was primarily due to $1.2 million in other-than-temporary impairment charges on our equity investment portfolio. This was partially offset by $0.3 million in interest earned on a trust account established in the first quarter of 2006 securing the guaranteed future payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. (See Note 3, "Business Combinations" and Note 11, "Structured Settlements.") Corporate pre-tax loss was $12.4 million for the second quarter of 2006 as compared to $0.9 million for the same period in 2005. The increased loss was primarily due to decreased revenue and $8.5 million in interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. (See Note 10, "Convertible Notes Payable.") This interest expense had no impact on our cash flow or our book value. Also contributing to the increased corporate pre-tax loss was additional interest expense of $1.5 million in the second quarter of 2006 comprised of: (i) $0.5 million from the trust preferred securities issued in the second quarter of 2005 (see Note 8, "Notes Payable"); (ii) $0.3 million from the related party promissory note issued in January 2006 (see Note 9, "Note Payable to Related Party"); (iii) $0.3 million of amortization of the discount on the future guaranteed payments to the sellers of the subsidiaries now comprising the TGA Operating Unit (see Note 11, "Structured Settlements"); (iv) $0.3 million from borrowings under our revolving credit facility in January 2006 (see Note 8, "Notes Payable" and
 Note 12, "Credit Facilities"); and (v) $0.1 million from the issuance of convertible notes issued in January 2006 (see Note 10, "Convertible Notes Payable"). Also contributing to the increase in pre-tax loss was the decrease in revenue discussed above.


 Year-to-Date 2006 as compared to Year-to-Date 2005

 HGA Operating Unit

       Beginning in the third quarter of 2005, our HGA Operating Unit began retaining written premium through AHIC that was previously retained by third parties. This resulted in net written premium for the HGA Operating Unit of $43.1 million for the six months ended June 30, 2006.

     Total revenue for our HGA Operating Unit of $36.8 million for the first six months of 2006 was $23.9 million more than the $12.9 million reported in the same period of 2005. This 186.3% increase in total revenue was primarily due to net premiums earned of $31.2 million from the issuance of AHIC policies produced by our HGA Operating Unit. Increased net investment income contributed an additional $1.8 million to the increase in revenue for the six months ended June 30, 2006. These increases in revenue were partially offset by lower ceding commission revenue of $7.6 million and lower processing and service fees of $1.5 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

     Pre-tax income for our HGA Operating Unit of $6.1 million for the first six months of 2006 increased $3.6 million, or 141.5%, over the $2.5 million reported for the first six months of 2005. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased loss and loss adjustment expenses of $17.8 million and additional production expenses of $2.5 million. The HGA Operating Unit reported a loss ratio of 57.2% for the first six months of 2006. Our HGA Operating Unit had no loss ratio for the first six months of 2005 because we did not retain any of the premium produced by our HGA Operating Unit for this period.

 TGA Operating Unit

     The subsidiaries comprising our TGA Operating Unit were all acquired effective January 1, 2006. The $29.3 million of revenues was derived mostly from third party commission revenue of $16.6 million on the portion of business produced by our TGA Operating Unit that was retained by third parties and from $11.0 million of earned premium on produced business that was assumed by GSIC or AHIC. The remaining $1.7 million of revenue was primarily derived mostly from investment income and finance charges.

     Pre-tax income for the TGA Operating Unit of $5.2 million was primarily due to revenue as discussed above less: (i) incurred loss and loss adjustment expenses of $6.3 million on the portion of the business assumed by GSIC or AHIC; (ii) $16.7 million in operating expenses, comprised mostly of commission expense and salary related expenses; and (iii) $1.0 million of amortization of intangible assets acquired in the acquisition of the subsidiaries comprising our TGA Operating Unit. The TGA Operating Unit reported a loss ratio of 57.3% for the six months ended June 30, 2006. We do not have a comparable loss ratio for the same period in 2005 as we acquired the subsidiaries comprising the TGA Operating Unit effective January 1, 2006.

 Phoenix Operating Unit

     Net premium written for our Phoenix Operating Unit increased $2.3 million during the first six months of 2006 to $21.8 million compared to $19.5 million in the first six months of 2005.

     Revenue for the Phoenix Operating Unit increased 1.5% to $22.7 million for the first six months of 2006 from $22.4 million for the same period in 2005. Higher earned premium of $0.4 million and higher investment income of $0.5 million was partially offset by lower ceding commission revenue of $0.5 million and lower processing and service fees of $0.2 million due to the 100% assumption of the Texas non-standard automobile premium beginning late in 2004.

     Pre-tax income for the Phoenix Operating Unit decreased $0.5 million, or 9.3%, for the first six months of 2006 compared to the first six months of 2005. The primary reason for the decline in pre-tax income for the first six months of 2006 was increased losses and loss adjustment expenses of $1.0 million as evidenced by an increase in the loss ratio to 62.4% versus 58.7% reported in the first six months of 2005. A competitive pricing environment with a bias towards decreasing rates, as well as favorable reserve development recognized in 2005, were the primary reasons for the increase in the loss ratio. The increase in losses and loss adjustment expenses was partially offset by the increase in revenue discussed above.


 Aerospace Operating Unit

     The subsidiaries comprising our Aerospace Operating Unit were all acquired effective January 1, 2006. The $3.8 million of revenues was derived mostly from third party commission revenue on the portion of business retained by third parties.

     Pre-tax loss for our Aerospace Operating Unit of $96,000 for the first six months of 2006 was due to revenue discussed above less: (i) operating expenses of $3.6 million, comprised mostly of commission expense and salary related expenses; (ii) loss and loss adjustment expenses of $0.2 million; and (iii) $0.2 million of amortization of intangible assets acquired in the acquisition of the subsidiaries now comprising our Aerospace Operating Unit.

 Corporate

      Corporate revenue decreased $0.9 million for the first six months of 2006 as compared to the same period in 2005. The decrease was primarily due to $1.2 million in other-than-temporary impairment charges on our equity investment portfolio. This was partially offset by $0.5 million in interest earned on a trust account established in the first quarter of 2006 securing the guaranteed future payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. (See Note 3, "Business Combinations" and Note 11, "Structured Settlements.") Corporate pre-tax loss was $15.9 million for the first six months of 2006 as compared to $1.7 million for the same period in 2005. The increased loss was primarily due to decreased revenue and $9.6 million in interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. (See Note 10, "Convertible Notes Payable.") This interest expense had no impact on our cash flow or our book value. Also contributing to the increased corporate pre-tax loss was additional interest expense of $3.0 million in the first six months of 2006 comprised of: (i) $1.1 million from the trust preferred securities issued in the second quarter of 2005 (see Note 8, "Notes Payable"); (ii) $0.6 million from the related party promissory note issued in January 2006 (see Note 9, "Note Payable to Related Party"); (iii) $0.5 million of amortization of the discount on the future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit (see Note 11, "Structured Settlements"); (iv) $0.5 million from borrowings under our revolving credit facility in January 2006 (see Note 8, "Notes Payable" and Note 12, "Credit Facilities"); and (v) $0.3 million from the issuance of convertible notes issued in January 2006 (see Note 10, "Convertible Notes Payable").


 Financial Condition and Liquidity

     Sources and Uses of Funds

     Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2006, Hallmark had $2.6 million in cash and invested assets. Cash and invested assets of our non-insurance subsidiaries were $3.5 million as of June 30, 2006.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2006, AHIC's ordinary dividend capacity is $6.4 million. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. During 2006, PIIC's ordinary dividend capacity is $1.6 million. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2006, GSIC's ordinary dividend capacity is $0.1 million. None of AHIC, PIIC or GSIC paid a dividend to Hallmark during the first six months of 2006. Neither AHIC nor PIIC paid a dividend to Hallmark during 2005.

     The Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department each regulates financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Phoenix General Agency paid $0.8 million in management fees to Hallmark during the first six months of 2006 but did not pay any management fees during the same period of 2005. PIIC paid $0.6 million in management fees to Phoenix General Agency during the first six months of 2006 and paid $0.7 million in management fees to Phoenix General Agency during the same period in 2005. AHIC did not pay any management fees during the first six months of 2006 or 2005. GSIC did not pay any management fees during the first six months of 2006.


     Comparison of June 30, 2006 to December 31, 2005

     On a consolidated basis, our cash and investments (excluding restricted cash and investments) at June 30, 2006 were $185.0 million compared to $139.6 million at December 31, 2005. The acquisitions of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit accounted for $21.0 million of this increase, while the remainder of the increase was primarily the result of the retention of business produced by our HGA Operating Unit and TGA Operating Unit.


     Comparison of Six Months Ended June 30, 2006 and June 30, 2005

     Net cash provided by our consolidated operating activities was $29.6 million for the first six months of 2006 compared to $2.2 million for the first six months of 2005. The increase in operating cash flow primarily resulted from the retention of HGA Operating Unit and TGA Operating Unit business in the first six months of 2006 that was not retained by us in the same period in 2005. The net effect on operating cash flow was an increase of $27.8 million resulting from an increase in collected premiums net of paid losses and loss adjustment expenses partially offset by lower collected commission and claim fee revenue. Increased collected commission revenue from the acquisition of the subsidiaries comprising our TGA Operating Unit and Aerospace Operating Unit and increased collected investment income were offset by increased operating expenses from these acquisitions, additional interest paid on debt financing these acquisitions and increased tax deposits on higher taxable earnings.

     Cash used by investing activities during the first six months of 2006 was $113.3 million as compared to $8.5 million for the same period in 2005. The increase in cash used by investing activities is mostly due to additional purchases of debt, equity and short-term securities of $64.7 million and the acquisitions of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit in the first quarter of 2006 which used $26.0 million, net of cash acquired. Also contributing to the increase in cash used by investing activities was the funding of $25.0 million to a trust account securing the future guaranteed payments to the sellers of the subsidiaries comprising our TGA Operating Unit, as well as PAAC's $2.4 million repayment of premium finance notes, net of premium finance notes originated. Partially offsetting these uses was a $12.7 million increase in net redemptions of short-term investments in the first six months of 2006 versus the same period in 2005.

     Cash provided by financing activities during the first six months of 2006 was $52.5 million as compared to $75.2 million for the same period of 2005. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. ("Newcastle Partners") in the amount of $12.5 million to fund the cash required to close the Aerospace acquisition. This note bears interest at the rate of 10% per annum. The unpaid principal balance of the promissory note, together with all accrued and unpaid interest, became due and payable on demand as of June 30, 2006. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle
 Special Opportunity Fund II, L.P, (the "Opportunity Funds"). The principal and accrued interest on the convertible notes was converted to approximately
 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E.Schwarz.

      Credit Facilities

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of June 30, 2006, there was $15.0 million outstanding under our revolving credit facility, and we were in compliance with or had obtained waivers of all of our covenants. We have obtained a waiver through January 1, 2007 of a covenant requiring us to maintain a net underwriting profit calculated on the basis of statutory accounting principles. The waiver was necessary primarily as a result of the immediate expensing under statutory accounting principles of policy acquisition costs attributable to the increased retention of premiums produced by our HGA Operating Unit and our TGA Operating Unit, which costs are amortized over the life of the policy under U.S. generally accepted accounting principles. In the third quarter of
 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

      PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. PAAC's obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of June 30, 2006, $2.3 million was outstanding under this revolving credit facility and PAAC was in compliance with all of its covenants.

     Trust Preferred Securities

     On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of June 30, 2006, the note balance was $30.9 million.

     Other Debt Obligations.

     On January 3, 2006, we executed a promissory note payable to Newcastle Partners in the amount of $12.5 million in order to obtain funding to complete the acquisition of the subsidiaries now comprising the Aerospace Operating Unit. The promissory note bears interest at 10% per annum prior to maturity and at the maximum rate allowed under applicable law upon default. Interest is payable on the first business day of each month. The principal of the promissory note, together with accrued but unpaid interest, became due on demand as of June 30, 2006.

     On January 27, 2006, we issued an aggregate of $25.0 million in subordinated convertible promissory notes to the Opportunity Funds. Each convertible note bore interest at 4% per annum, which rate increased to 10% per annum in the event of default. Interest was payable quarterly in arrears commencing March 31, 2006. Principal and all accrued but unpaid interest was due at maturity on July 27, 2007. The principal and accrued interest on the convertible notes was converted to approximately 3.3 million shares of our common stock during the second quarter of 2006.

     Structured Settlements

     In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million payable $14.2 million on or before January 1, 2007, and $9.5 million on or before January 1, 2008. We are also obligated to pay to the sellers an additional $0.8 million on or before January 1, 2007 and an additional $0.5 million on or before January 1, 2008 in consideration of the sellers' compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries purchased as the only permitted investment of the trust account. The trust account is classified in restricted cash and investments on our balance sheet. As of June 30, 2006, the balance of the structured settlements was $24.1 million.

     Conclusion

     Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months. However, additional capital is required to satisfy our $12.5 million obligation to Newcastle Partners which became payable on demand as of June 30, 2006. No demand has been made, and a portion of the net proceeds to us from our previously announced stock offering are intended to be used to repay this indebtedness to Newcastle Partners.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      As of June 30, 2006, there had been no material changes in the market risks described in the Company's Form 10-K for the year ended December 31, 2005.


 Item 4.  Controls and Procedures.

     The principal executive officer and principal financial officer of the Company have evaluated the Company's disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The principal executive officer and principal financial officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under such Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Item 1A.  Risk Factors.

    In addition to the other information set forth in this report, you should carefully consider the following risk factors:


 Our success depends on our ability to price accurately the risks we underwrite.

 Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

 * the availability of sufficient reliable data and our ability to properly analyze available data;

 *  the uncertainties that inherently characterize estimates and assumptions;

 *  our selection and application of appropriate pricing techniques; and

 * changes in applicable legal liability standards and in the civil litigation system generally.

 Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.


 Our  results  may  fluctuate  as  a  result  of  cyclical  changes  in   the
 property/casualty insurance industry.

 All of our revenue is attributable to property/casualty insurance, which as an industry is cyclical in nature and has historically been characterized by soft markets followed by hard markets. A soft market is a period of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates. A hard market is a period of capital shortages resulting in lack of insurance availability, relatively low levels of competition, more selective underwriting of risks and relatively high premium rates. If we find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing in a softening market, we may experience a reduction in our premiums written and in our profit margins and revenues, which could adversely affect our financial results.


 Estimating reserves is inherently uncertain. If our loss reserves are not adequate, it will have an unfavorable impact on our results.

 We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management's estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management's assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in June 30, 2006 unpaid losses and loss adjustment expenses would have produced a $0.5 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $52.1 million at June 30, 2006. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $50.6 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.


 Our  failure  to  maintain   favorable  financial  strength  ratings   could
 negatively impact our ability to compete successfully.

 Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. During 2005, A.M. Best, a nationally recognized insurance industry rating service and publisher, upgraded the financial strength rating of PIIC, from "B" (Fair) to "B+" (Very Good), and upgraded the financial strength rating of AHIC, from "B" (Fair) to "A-" (Excellent). Our insurance company subsidiaries have historically been rated on an individual basis. However, effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement whereby AHIC would retain 59.9% of the net premiums written, PIIC would retain 34.1% of the net premiums written and GSIC would retain 6.0% of the net premiums written. As a result, in June 2006, A.M. Best notified us that our insurance company subsidiaries would be rated on a pooled basis and assigned a rating of "A-" (Excellent) to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

 These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best rating below "A-" would prevent us from issuing policies to insureds or potential insureds with such ratings requirements. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, a ratings downgrade by A.M. Best below "A-" would require us to post collateral in support of our obligations under certain of our reinsurance agreements pursuant to which we assume business.


 The loss of key executives could disrupt our business.

 Our success will depend in part upon the continued service of certain key executives. Our success will also depend on our ability to attract and retain additional executives and personnel. We do not have employment agreements with our Chief Executive Officer or any other of our executive officers other than employment agreements entered into in connection with the acquisitions of the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. The loss of key personnel, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and could prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.


 Our industry is very competitive, which may unfavorably impact our results of operations.

 The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,120 property/casualty insurance companies and 2,019 property/casualty insurance groups operating in North America as of July 22, 2005. Our HGA Operating Unit and TGA Operating Unit compete with a variety of large national commercial lines carriers such as Hartford, Zurich, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace, its primary competition consists of numerous regional companies and managing general agencies. Our Aerospace Operating Unit competes primarily with several other companies specializing in general aviation insurance, including Houston Casualty Corp., Phoenix Aviation, W. Brown & Company and London Aviation Underwriters. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.


 Our results may be unfavorably impacted if we are unable to obtain adequate reinsurance.

 As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk, especially catastrophe risks that we and our insurance company subsidiaries underwrite. Our catastrophe and non-catastrophe reinsurance facilities are subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. The amount, availability and cost of reinsurance are subject to prevailing market conditions beyond our control and may affect our ability to write additional premiums as well as our profitability. If we are unable to obtain adequate reinsurance protection for the risks we have underwritten, we will either be exposed to greater losses from these risks or we will reduce the level of business that we underwrite, which will reduce our revenue.


 If the companies that provide our reinsurance do not pay our claims in a timely manner, we could incur severe losses.

 We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At June 30, 2006, we had a total of $3.1 million due us from reinsurers, including $1.5 million of recoverables from losses and $1.6 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer as of June 30, 2006 was $1.1 million reinsurance and premium recoverable from GE Reinsurance Corp. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.


 Catastrophic losses are unpredictable and may adversely affect our results of operations, liquidity and financial condition.

 Property/casualty insurance companies are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail storms, explosions, severe winter weather and fires, and may include man-made events, such as the September 11, 2001 terrorist attacks on the World Trade Center. The incidence, frequency, and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Claims from catastrophic events could reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition, liquidity or results of operations. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.


 Catastrophe models may not accurately predict future losses.

 Along with other insurers in the industry, we use models developed by third-party vendors in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios. However, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about various catastrophes and detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation by catastrophe. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations.


 We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.

 We are subject to comprehensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than of the stockholders and other investors of the insurance companies. These regulations, generally administered by the department of insurance in each state in which we do business, relate to, among other things:

 *  approval of policy forms and rates;

 * standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by the state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

 *  licensing of insurers and their agents;

 *  restrictions on the nature, quality and concentration of investments;

 * restrictions on the ability of insurance company subsidiaries to pay dividends;

 * restrictions on transactions between insurance company subsidiaries and their affiliates;

 *  requiring certain methods of accounting;

 *  periodic examinations of operations and finances;

 *  the use of non-public consumer information and related privacy issues;

 *  the use of credit history in underwriting and rating;

 *  limitations on the ability to charge policy fees;

 * the acquisition or disposition of an insurance company or of any company controlling an insurance company;

 * involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

 * restrictions on the cancellation or non-renewal of policies and, in certain jurisdictions, withdrawal from writing certain lines of business;

 * prescribing the form and content of records of financial condition to be filed;

 *  requiring reserves for unearned premium, losses and other purposes; and

 * with respect to premium finance business, the federal Truth-in-Lending Act and similar state statutes. In states where specific statutes have not been enacted, premium finance is generally subject to state usury laws that are applicable to consumer loans.

 State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of regulations. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could have a material adverse affect on our operations. In addition, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have an adverse effect on our profitability.


 State statutes limit the aggregate amount of dividends that our subsidiaries may pay Hallmark, thereby limiting its funds to pay expenses and dividends.

 Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark's principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark's insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company's actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2006 by our insurance company subsidiaries is $8.1 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark's right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark's ability to pay debts, expenses and cash dividends to our stockholders may be limited.


 Our insurance company subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

 Our insurance company subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of Texas, Arizona and Oklahoma. Any failure by one of our insurance company subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do.


 We are subject to assessments and other surcharges from state guaranty funds, mandatory reinsurance arrangements and state insurance facilities, which may reduce our profitability.

 Virtually all states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in mandatory reinsurance funds such as the Texas Property and Casualty Insurance Guaranty Association. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

 We are currently monitoring developments with respect to various state facilities, such as the Texas FAIR Plan and the Texas Windstorm Insurance Association, and the various guaranty funds in which we participate. The ultimate impact of recent catastrophe experience on these facilities is currently uncertain but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting our results of operations. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.


 Adverse securities market conditions can have a significant and negative impact on our investment portfolio.

 Our results of operations depend in part on the performance of our invested assets. As of June 30, 2006, 73.6% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 8.4% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.

 In addition to the general risks described above, although we maintain an investment-grade portfolio, our fixed-income securities are also subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders' equity, total comprehensive income and/or our cash flows.


 We rely on independent agents and specialty brokers to market our products and their failure to do so would have a material adverse effect on our results of operations.

 We market and distribute our insurance programs exclusively through independent insurance agents and specialty insurance brokers. As a result, our business depends in large part on the marketing efforts of these agents and brokers and on our ability to offer insurance products and services that meet the requirements of the agents, the brokers and their customers. However, these agents and brokers are not obligated to sell or promote our products and many sell or promote competitors' insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to continue to attract and retain independent agents and brokers to sell our insurance products. The failure or inability of independent agents and brokers to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.


 We may experience difficulty in integrating recent or future acquisitions into our operations.

 We completed the acquisitions of the subsidiaries now comprising both our TGA Operating Unit and our Aerospace Operating Unit during January 2006. We may pursue additional acquisitions in the future. The successful integration of newly acquired businesses into our operations will require, among other things, the retention and assimilation of their key management, sales and other personnel; the coordination of their lines of insurance products and services; the adaptation of their technology, information systems and other processes; and the retention and transition of their customers. Unexpected difficulties in integrating any acquisition could result in increased expenses and the diversion of management time and resources. If we do not successfully integrate any acquired business into our operations, we may not realize the anticipated benefits of the acquisition, which could have a material adverse impact on our financial condition and results of operations. Further, any potential acquisitions may require significant capital outlays and, if we issue equity or convertible debt securities to pay for an acquisition, the issuance may be dilutive to our existing stockholders.


 Our geographic concentration ties our performance to the business, weather, economic and regulatory conditions of certain states.

 The following five states account for 94.6% of our gross written premiums for the six months ended June 30, 2006: Texas (49.1%), Oregon (18.6%), New Mexico (12.9%), Idaho (8.4%) and Arizona (5.6%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.


 The exclusions and limitations in our policies may not be enforceable.

 Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.


 We rely on our information technology and telecommunications systems and the failure or disruption of these systems could disrupt our operations and adversely affect our results of operations.

 Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. Our systems could fail of their own accord or might be disrupted by factors such as natural disasters, power disruptions or surges, computer hackers or terrorist attacks. Failure or disruption of these systems for any reason could interrupt our business and adversely affect our results of operations.


 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None.


 Item 3. Defaults Upon Senior Securities.

    None.


 Item 4. Submission of Matters to a Vote of Security Holders.

       The Company's Annual Meeting of Shareholders was held on May 25, 2006. Of the 14,492,768 shares of common stock of the Company entitled to vote at the meeting, 14,280,084 shares were present in person or by proxy.

      At the Annual Meeting, the following individuals were elected to serve as directors of the Company and received the number of votes set forth opposite their respective names:

         Director         Votes For    Votes Withheld
     ---------------      ----------   --------------
     Mark E. Schwarz      14,279,747         337
     Scott T. Berlin      14,280,050          34
     James H. Graves      14,280,050          34
     George R. Manser     14,280,025          59

    At the Annual Meeting, stockholders of the Company approved an increase in the authorized capital stock of the Company from 16,666,667 shares of
 common stock  to  33,333,333  shares  of common  stock.    Votes  were  cast
 14,174,088 in favor of and 105,088 opposing such proposal, with 908 votes abstaining. The shareholders also approved the convertibility of the convertible promissory notes issued to the Opportunity Funds in January 2006 in connection with the acquisition of the subsidiaries now comprising our TGA Operating Unit. Votes were cast 11,913,860 in favor of and 9,454 opposing such proposal, with 9,308 votes abstaining and 2,347,462 broker non-votes.

    All of the foregoing share amounts have been adjusted to reflect a one-for-six reverse stock split effected July 31, 2006.


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

 3(b) Restated By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-1 filed August 8, 2006).

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

 4(h) Form of Registration Rights Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2,
              2006).

 31(a) Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

 31(b) Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

 32(a) Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

 32(b) Certification of principal financial officer Pursuant to 18 U.S.C. 1350.


                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


 Date: August 14, 2006       /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Chief Executive Officer
                             and President
                             (Principal Executive Officer)


 Date: August 14, 2006       /s/ Jeffrey R. Passmore
                             ---------------------------------------------
                             Jeffrey R. Passmore, Chief Accounting Officer
                             and Senior Vice President
                             (Principal Financial Officer)