Form 10-Q
period 2006-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2006-11-13
CIK 819913

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2006

                       Commission file number 001-11252


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,759,905 shares outstanding as of November 8, 2006.

                                      PART I
                               FINANCIAL INFORMATION

 Item 1.   Financial Statements


                      INDEX TO FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------

 Consolidated Balance Sheets at September 30, 2006               3
 (unaudited) and December 31, 2005

 Consolidated Statements of Operations (unaudited)
 for the three months and nine months ended September 30,
 2006 and September 30, 2005                                     4

 Consolidated Statements of Stockholders' Equity and
 Comprehensive Income (unaudited) for the three months and
 nine months ended September 30, 2006 and September 30, 2005     5

 Consolidated Statements of Cash Flows (unaudited) for the
 nine months ended September 30, 2006 and September 30, 2005     6

 Notes to Consolidated Financial Statements (unaudited)          7

              Hallmark Financial Services, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                               ($ in thousands)

                                                    September 30  December 31
                    ASSETS                              2006          2005
                    ------                           ----------    ----------
                                                     (unaudited)    (audited)
 Investments:
   Debt securities, available-for-sale,
     at market value                                $   125,800   $    79,360
   Equity securities, available-for-sale,
     at market value                                      3,701         3,403
   Short-term investments, available-for-sale,
     at market value                                     40,169        12,281
                                                     ----------    ----------
            Total investments                           169,670        95,044

 Cash and cash equivalents                               39,240        44,528
 Restricted cash and investments                         35,030        13,802
 Premiums receivable                                     61,154        26,530
 Accounts receivable                                     12,276         2,083
 Prepaid reinsurance premium                              1,575           767
 Reinsurance balances receivable                            777             -
 Reinsurance recoverable                                  4,480           444
 Deferred policy acquisition costs                       14,742         9,164
 Excess of cost over fair value
   of net assets acquired                                31,781         4,836
 Intangible assets                                       26,647           459
 Deferred federal income taxes                                -         3,992
 Current federal income tax receivable                    1,010             -
 Other assets                                             9,034         7,257
                                                     ----------    ----------
            Total assets                            $   407,416   $   208,906
                                                     ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Notes payable                                    $    48,529   $    30,928
   Note payable to related party                         12,500             -
   Structured settlements                                24,326             -
   Unpaid losses and loss adjustment expenses            65,604        26,321
   Unearned premiums                                     82,085        36,027
   Unearned revenue                                       7,079         4,055
   Reinsurance balances payable                               -           116
   Accrued agent profit sharing                           1,854         2,173
   Accrued ceding commission payable                     11,534        11,430
   Pension liability                                      2,766         2,932
   Deferred federal income taxes                          4,307             -
   Current federal income tax payable                         -           300
   Accounts payable and other accrued expenses           25,479         9,436
                                                     ----------    ----------
            Total liabilities                           286,063       123,718

 Commitments and Contingencies

 Stockholders' equity:
   Common stock, $.18 par value (authorized
     33,333,333 shares in 2006 and 16,666,667
     shares in 2005; issued 17,767,733 shares
     in 2006 and 14,476,102 shares in 2005)               3,198         2,606
   Additional paid in capital                            93,712        62,907
   Retained earnings                                     26,750        22,289
   Accumulated other comprehensive loss                  (2,230)       (2,597)
   Treasury stock, at cost (7,828 shares in 2006
     and 2,470 in 2005)                                     (77)          (17)
                                                     ----------    ----------
            Total stockholders' equity                  121,353        85,188
                                                     ----------    ----------
                                                    $   407,416   $   208,906
                                                     ==========    ==========

              The accompanying notes are an integral part
                of the consolidated financial statements


              Hallmark Financial Services, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)
                 ($ in thousands, except per share amounts)


                                         Three Months Ended           Nine Months Ended
                                            September 30                 September 30
                                        ---------------------       ----------------------
                                          2006         2005           2006          2005
                                        --------     --------       --------      --------
 Gross premiums written                $  58,107    $  43,512      $ 153,718      $ 62,985
 Ceded premiums written                   (3,102)        (552)        (7,542)         (552)
                                        --------     --------       --------      --------
   Net premiums written                   55,005       42,960        146,176        62,433
   Change in unearned premiums           (12,811)     (23,936)       (41,289)      (23,706)
                                        --------     --------       --------      --------
   Net premiums earned                    42,194       19,024        104,887        38,727

 Investment income, net of expenses        2,912        1,412          7,505         2,274
 Realized gain (loss)                       (135)          93         (1,501)           52
 Finance charges                           1,037          487          2,940         1,536
 Commission and fees                       9,943        3,094         32,223        13,534
 Processing and service fees                 410        1,048          1,994         4,252
 Other income                                  4            9             24            22
                                        --------     --------       --------      --------
   Total revenues                         56,365       25,167        148,072        60,397

 Losses and loss adjustment expenses      23,589       11,043         60,478        22,584
 Other operating costs and expenses       23,044        9,897         64,097        27,752
 Interest expense                          1,527          559          4,774           664
 Interest expense from amortization
   of discount on convertible notes            -            -          9,625             -
 Amortization of intangible asset            573           17          1,719            31
                                        --------     --------       --------      --------
   Total expenses                         48,733       21,516        140,693        51,031

 Income before tax                         7,632        3,651          7,379         9,366

 Income tax expense                        2,755        1,178          2,918         3,074
                                        --------     --------       --------      --------
 Net income                            $   4,877    $   2,473      $   4,461     $   6,292
                                        ========     ========       ========      ========

 Common stockholders net income
   per share:
     Basic                             $    0.27    $    0.17      $    0.28     $    0.58
                                        ========     ========       ========      ========
     Diluted                           $    0.27    $    0.17      $    0.28     $    0.58
                                        ========     ========       ========      ========


                 The accompanying notes are an integral part of the consolidated financial statements


              Hallmark Financial Services, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                (Unaudited)
                             ($ in thousands)

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                        ---------------------       ----------------------
                                          2006         2005           2006          2005
                                        --------     --------       --------      --------
 Common Stock
 Balance, beginning of period          $   3,198    $   2,606      $   2,606     $   1,106
 Conversion of note payable
   to common stock                             -            -            589             -
 Issuance of common stock
   in rights offering                          -            -              -         1,500
 Issuance of common stock
   upon option exercises                       -            -              3             -
                                        --------     --------       --------      --------
 Balance, end of period                    3,198        2,606          3,198         2,606

 Additional Paid-In Capital
 Balance, beginning of period             93,663       62,898         62,907        19,647
 Discount on convertible notes,
   net of tax                                  -            -          6,066             -
 Conversion of note payable
   to common stock                             -            -         24,562             -
 Issuance of common stock
   in rights offering                          -          (31)             -        43,391
 Equity based compensation                    50           20            107            43
 Exercise of stock options                    (1)           -             70          (194)
                                        --------     --------       --------      --------
 Balance, end of period                   93,712       62,887         93,712        62,887

 Retained Earnings
 Balance, beginning of period             21,873       16,922         22,289        13,103
 Net income                                4,877        2,473          4,461         6,292
                                        --------     --------       --------      --------
 Balance, end of period                   26,750       19,395         26,750        19,395

 Accumulated Other Comprehensive Loss
 Balance, beginning of period             (3,668)        (964)        (2,597)         (759)
 Additional minimum pension liability,
   net of tax                                  -            -             32            30
 Unrealized gains (losses) on
   securities, net of tax                  1,438         (832)           335        (1,067)
                                        --------     --------       --------      --------
 Balance, end of period                   (2,230)      (1,796)        (2,230)       (1,796)

 Treasury Stock
 Balance, beginning of period                (77)         (17)           (17)         (441)
 Acquisition of treasury shares                -            -           (100)            -
 Exercise of stock options                     -            -             40           424
                                        --------     --------       --------      --------
 Balance, end of period                      (77)         (17)           (77)          (17)

                                        --------     --------       --------      --------
 Stockholders' Equity                  $ 121,353    $  83,075      $ 121,353     $  83,075
                                        ========     ========       ========      ========

 Net income                            $   4,877    $   2,473      $   4,461     $   6,292
 Additional minimum pension
   liability, net of tax                       -            -             32            30
 Unrealized gains (losses)
  on securities, net of tax                1,438         (832)           335        (1,067)
                                        --------     --------       --------      --------
 Comprehensive Income                  $   6,315    $   1,641      $   4,828     $   5,255
                                        ========     ========       ========      ========

                 The accompanying notes are an integral part
                  of the consolidated financial statements

              Hallmark Financial Services, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                 (Unaudited)
                              ($ in thousands)

                                                       Nine Months Ended
                                                          September 30
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
 Cash flows from operating activities:
   Net income                                       $     4,461   $     6,292

 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization expense                 3,202           289
    Interest expense related to amortization
      of discount on convertible notes                    9,625             -
    Deferred federal income tax (benefit) expense        (4,062)        2,051
    Realized (gain) loss on investments                   1,501           (52)
    Change in prepaid reinsurance premiums                 (808)         (297)
    Change in premiums receivable                       (10,118)      (30,193)
    Change in accounts receivable                        (8,725)        1,253
    Change in deferred policy acquisition costs          (5,578)       (6,130)
    Change in unpaid losses and loss adjustment
      expenses                                           29,793         2,537
    Change in unearned premiums                          42,114        24,003
    Change in unearned revenue                           (6,516)       (1,685)
    Change in accrued agent profit sharing                 (319)         (496)
    Change in reinsurance recoverable                    (3,396)        2,037
    Change in reinsurance balances payable               (1,542)            -
    Change in current federal income tax
      payable/recoverable                                (2,197)       (2,121)
    Change in accrued ceding commission payable             104         9,678
    Change in all other liabilities                      (3,556)          812
    Change in all other assets                            1,651        (2,354)
                                                     ----------    ----------
      Net cash provided by operating activities          45,634         5,624
                                                     ----------    ----------
 Cash flows from investing activities:
   Purchases of property and equipment                     (487)         (275)
   Premium finance notes repaid,
     net of finance notes originated                     (2,184)            -
   Acquisition of subsidiaries, net of cash acquired    (25,964)            -
   Change in restricted cash and investments            (24,089)       (2,080)
   Purchases of debt and equity securities              (41,091)      (57,901)
   Maturities and redemptions of investment
     securities                                          18,129         1,237
   Net redemptions (purchases) of short-term
     investments                                        (27,776)            2
                                                     ----------    ----------
   Net cash used in investing activities               (103,462)      (59,017)
                                                     ----------    ----------

 Cash flows from financing activities:
    Proceeds from exercise of employee stock options         40           230
    Proceeds from stockholder rights offering                 -        44,891
    Proceeds from issuance of trust preferred
      securities                                              -        30,928
    Debt issuance costs                                       -          (907)
    Proceeds from issuance of convertible debt           25,000             -
    Proceeds from note payable to related party          12,500             -
    Proceeds from revolving loan on credit facility      15,000             -
                                                     ----------    ----------
        Net cash provided by financing activities        52,540        75,142
                                                     ----------    ----------

 Increase (decrease) in cash and cash equivalents        (5,288)       21,749
 Cash and cash equivalents at beginning of period        44,528        12,901
                                                     ----------    ----------
 Cash and cash equivalents at end of period         $    39,240   $    34,650
                                                     ==========    ==========
 Supplemental Cash Flow Information:
   Interest paid                                    $     3,698    $      567
                                                     ----------    ----------
   Taxes paid                                       $     9,084   $     3,144
                                                     ----------    ----------

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

     The interim financial data as of September 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

 Reclassification
 ----------------

     Certain previously reported  amounts have been reclassified in order  to
 conform to current year presentation.   Such reclassification had no  effect
 on net income or stockholders' equity.

 Redesignation of Segments
 -------------------------

     Effective January 1, 2006, our Commercial Insurance Operation has been redesignated as our HGA Operating Unit and our Personal Insurance Operation has been redesignated as our Phoenix Operating Unit, in each case without change in the composition of the reporting segment.

 Reverse Stock Split
 -------------------
     All share and per share amounts have been adjusted to reflect a one-for-six reverse split of all issued and unissued shares of our authorized common stock effected July 31, 2006, and a corresponding increase in the par value of our authorized common stock from $0.03 per share to $0.18 per share.

 Use of Estimates in the Preparation of the Financial Statements
 ---------------------------------------------------------------
      Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

 Recently Issued Accounting Standards
 ------------------------------------
     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amended FASB Statement of Financial Accounting Standards No. 123,
 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the prospective method provisions of SFAS 148. Under the prospective method, we have applied the fair value based method of accounting for our stock-based payments for option grants after December 31, 2002.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. In April 2005, the SEC deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the period should include compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on grant date fair value estimates in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted after January 1, 2006 in accordance with SFAS 123R. Since we adopted the fair value method of SFAS 123 under the prospective method provision of SFAS 148 beginning January 1, 2003, we have a small amount of unvested share-based payments granted prior to January 1, 2003. During the first nine months of 2006, we recognized approximately $8 thousand of additional compensation expense under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. (See Note 5, "Share-Based Payment Arrangements.")

     Had compensation cost for all of our stock option grants under our stock compensation plans been determined based on fair value at the grant date in accordance with the fair value provisions of SFAS 123, our net income and earnings per share for the three and nine months ended September 30, 2005 would have been the pro forma amounts indicated below. Actual results for the three and nine months ended September 30, 2006 have been determined in accordance with the fair value provisions of SFAS 123R and, therefore, pro forma results for such period are not necessary.

                                                   Three Months   Nine Months
                                                       Ended         Ended
                                                   September 30,  September 30,
      (in thousands)                                     2005         2005
                                                       ---------------------
      Net income as reported                          $  2,473     $  6,292

      Add:  Stock-based compensation expenses
      included in reported net income, net of
      related tax effects                                   13           28

      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                           (16)         (37)
                                                       --------------------
      Pro forma net income                            $  2,470     $  6,283
                                                       ====================
      Earnings per share:
        Basic-as reported                             $   0.17     $   0.58
                                                       ====================
        Basic-pro forma                               $   0.17     $   0.58
                                                       ====================
        Diluted-as reported                           $   0.17     $   0.58
                                                       ====================
        Diluted-pro forma                             $   0.17     $   0.57
                                                       ====================


      In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement requires retrospective application to prior periods' financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations or financial condition.

      In November 2005, FASB issued Staff Position ("FSP") No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impaired loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on our results of operations or financial condition.

      In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). Under current GAAP, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS 155 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS 155 will have a material impact on our results of operations or financial condition.

      In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). SFAS 156 amends FASB Statement of Financial Accounting Standards No. 140,
 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. We do not expect that SFAS 156 will have a material impact on our results of operations or financial condition.

      In June 2006, FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance sheet of retained earnings for the 2007 fiscal year. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006. We do not contemplate any adjustments and, accordingly, do not believe the adoption of this Interpretation will have a material affect on our financial condition or results of operations.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157
 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that SFAS 157 will have a material impact on our results of operations or financial condition.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires (1) balance sheet recognition of the funded status of defined benefit plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosure. Requirements (1), (2), and (4) of SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. Requirement (3) of SFAS 158 is effective for fiscal years ending after December 15, 2008. We currently recognize the funded status of our frozen defined benefit cash balance plan in our balance sheet and, therefore, we do not expect that the adoption of SFAS 158 will have a material impact on our results of operations or financial condition.

      In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for financial statements issued for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 has not been determined, but it is not expected to have a significant effect on our reported financial condition or results of operations.


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

      As of September 30, 2006, there were incentive stock options to purchase 197,499 shares of our common stock outstanding under the 2005 LTIP, leaving 635,834 shares reserved for future issuance. As of September 30, 2006, there were incentive stock options to purchase 101,918 shares outstanding under the Employee Plan and non-qualified stock options to purchase 25,001 shares outstanding under the Director Plan. In addition, as of September 30, 2006, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

      A summary of the status of our stock options as of and changes during the year-to-date ended September 30, 2006 is presented below:

                                                        Weighted
                                                        Average
                                             Weighted   Remaining   Aggregate
                                             Average   Contractual  Intrinsic
                                 Number of   Exercise     Term        Value
                                  Shares      Price      (Years)     ($000)
                                 --------------------------------------------
 Outstanding at January 1, 2006    252,750   $   4.92         -            -
 Granted                           109,166   $  11.34         -            -
 Exercised                         (20,832)  $   5.50         -            -
 Forfeited or expired                    -   $      -         -            -
                                 ---------
 Outstanding at
   September 30, 2006              341,084   $   6.93       6.6     $  1,497
 Exercisable at
   September 30, 2006               90,834   $   3.70       3.7     $    691


      The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   2006         2005       2006         2005
                                  ------       ------     -------     -------
 Intrinsic value of options
   exercised                     $     -      $     -    $    103    $    260

 Cost of share-based payments    $    50      $    20    $    107    $     43

 Income tax benefit of
   share-based payments
   recognized in income          $    17      $     7    $     37    $     15


      As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $47 thousand is expected to be recognized in the remainder of 2006, $0.3 million is expected to be recognized in each of 2007, 2008 and 2009 and $0.1 million is expected to be recognized in 2010.

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

      The following table details the grant date fair value and related assumptions for the periods indicated (in thousands). There were no options granted in either of the first or third quarters of 2006 or 2005.

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   2006         2005       2006         2005
                                  ------       ------     -------     -------
 Grant date fair value per share     n/a          n/a    $   6.26    $   4.01

 Expected term                       n/a          n/a           5           5
 Expected volatility                 n/a          n/a        59.1%       62.5%
 Risk free interest rate             n/a          n/a         4.9%        3.9%


 For the  nine  months  ended September 30, 2006  and  2005,  we had non-cash
 stock-based  compensation  expense  of  $107  thousand  and  $43   thousand,
 respectively.


 6. Segment Information

     The following is business segment information for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
 Revenues:
 ---------
 HGA Operating Unit              $ 20,964    $ 14,339    $ 57,768    $ 27,194
 TGA Operating Unit                19,403           -      48,686           -
 Phoenix Operating Unit            12,257      10,814      34,944      33,169
 Aerospace Operating Unit           3,486           -       7,317           -
 Corporate                            255          14        (643)         34
                                  -------     -------     -------     -------
   Consolidated                  $ 56,365    $ 25,167    $148,072    $ 60,397
                                  =======     =======     =======     =======

 Pre-tax income (loss):
 ----------------------
 HGA Operating Unit              $  5,112    $  2,196    $ 11,245    $  4,761
 TGA Operating Unit                 1,998           -       7,152           -
 Phoenix Operating Unit             2,316       2,790       6,760       7,666
 Aerospace Operating Unit             869           -         773           -
 Corporate                         (2,663)     (1,335)    (18,551)     (3,061)
                                  -------     -------     -------     -------
   Consolidated                  $  7,632    $  3,651    $  7,379    $  9,366
                                  =======     =======     =======     =======

 The following is additional business segment information as of the dates indicated (in thousands):

                                           Sept. 30,     Dec. 31,
                                             2006          2005
                                           --------      --------
                  Assets
                  ------
        HGA Operating Unit                $ 143,304    $  136,220
        TGA Operating Unit                  121,695             -
        Phoenix Operating Unit               80,767        68,264
        Aerospace Operating Unit             29,424             -
        Corporate                            32,226         4,422
                                           --------      --------
          Consolidated                    $ 407,416     $ 208,906
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

     The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                 -------     -------     -------     -------
        Ceded earned premiums   $  3,099    $    255    $  6,696    $    255
        Reinsurance recoveries  $  3,130    $   (118)   $  4,024    $   (499)


 8. Notes Payable

      On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of September 30, 2006, the note balance was $30.9 million.

      On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of September 30, 2006, the balance on the revolving note was $15.0 million. (See Note 3, "Business Combinations" and Note 12, "Credit Facilities.") In October 2006, we repaid $12.2 million of the principal balance of this note from the proceeds received from our public equity offering. (See Note 16, "Subsequent Event.") Also included in notes payable is $2.6 million outstanding under PAAC's revolving credit facility, which currently bears 8.25% interest. (See Note 12, "Credit Facilities").


 9.  Note Payable to Related Party

      On January 3, 2006, we executed a promissory note payable to Newcastle Partners, L.P. in the amount of $12.5 million in order to obtain funding to complete the acquisition of the subsidiaries comprising our Aerospace Operating Unit. The promissory note bears interest at the rate of 10% per annum. The principal of the promissory note, together with accrued and unpaid interest, became due and payable on demand as of June 30, 2006. As of September 30, 2006 the promissory note balance was $12.5 million. We repaid this note in October 2006 from the proceeds received from our public equity offering. (See Note 16, "Subsequent Event.")


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

      Interest expense resulting from amortization of the discount on the convertible notes during the first nine months of 2006 was $9.6 million. This interest expense had the effect of reducing our operating income for the period, but had no effect on our cash flow.


 11.  Structured Settlements

      In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for the future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments and which is classified in restricted cash and investments on our balance sheet). (See Note 3, "Business Combinations.") As of September 30, 2006, the balance of the structured settlements was $24.3 million.


 12. Credit Facilities

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of September 30, 2006, there was $15.0 million outstanding under our revolving credit facility, and we were in compliance with all of our covenants. In October 2006, we repaid $12.2 million of the outstanding principal balance under our revolving credit facility with proceeds received from our public equity offering. (See Note 16, "Subsequent Event.") In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

      PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. PAAC's obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of September 30, 2006, $2.6 million was outstanding under this revolving credit facility and PAAC was in compliance with or had obtained waivers of all of its covenants.


 13. Deferred Policy Acquisition Costs

     The  following   table  shows  total   deferred  and  amortized   policy
 acquisition costs by period (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------     -------     -------     -------
        Deferred                 $(10,709)   $(14,252)   $(28,299)   $(25,877)
        Amortized                   8,531       8,751      22,721      19,747
                                  -------     -------     -------     -------
        Net                      $ (2,178)   $ (5,501)   $ (5,578)   $ (6,130)
                                  =======     =======     =======     =======


 14. Earnings per Share

      The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------------------     -------------------
 Weighted average shares - basic   17,760      14,474      16,019      10,841
 Effect of dilutive securities         26         104          19         100
                                  -------------------     -------------------
 Weighted average shares -
   assuming dilution               17,786      14,578      16,038      10,941
                                  ===================     ===================

      For the three and nine months ended September 30, 2006, 109,166 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the three months and nine months ended September 30, 2005, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.


 15. Net Periodic Pension Cost

      The following table details the net periodic pension cost incurred by period (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  -------------------     -------------------
                                   2006         2005       2006         2005
                                  -------------------     -------------------
 Interest cost                   $    172    $    181    $   515      $   544
 Amortization of net loss              40          19        121           57
 Expected return on plan assets      (157)       (184)      (472)        (552)
                                  -------------------     -------------------
 Net periodic pension cost       $     55    $     16    $   164      $    49
                                  ===================     ===================

     We contributed $0.2 million and $49 thousand to our frozen defined benefit cash balance plan during the three months ended September 30, 2006 and 2005, respectively, and contributed $0.3 million and $0.1 million during the nine months ended September 30, 2006 and 2005, respectively. Refer to
 Note 13 of our Form 10-K for the year ended December 31, 2005 for more discussion of our retirement plans.


 16. Subsequent Event

     In October 2006, we completed a public offering of 3.0 million shares of our common stock for $9.00 per share. We have used all of the net proceeds to (1) pay off the $12.5 million principal balance of the related party note to Newcastle Partners, L.P., and (2) pay $12.2 million of the outstanding principal balance of our revolving line of credit with Frost Bank. (See Note 8, "Notes Payable," Note 9, "Notes Payable to Related Party" and Note 12, "Credit Facilities.")


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

 Results of Operations

     Management Overview. During the three months and nine months ended September 30, 2006, our total revenues were $56.4 million and $148.1 million, respectively, representing a 124.0% and 145.2% increase, respectively, over the $25.2 million and $60.4 million in total revenues for the comparable periods of 2005. The acquisitions of the TGA Operating Unit and the Aerospace Operating Unit in the first quarter of 2006 contributed $22.9 million and $56.0 million to the increase in total revenues for the three months and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The following table provides additional information concerning the increases in revenue contributed by these acquisitions (in thousands):

                                                Three Months    Nine Months
                                                    Ended           Ended
                                               Sept. 30, 2006  Sept. 30, 2006
                                               --------------  --------------
      Third party commission revenue              $    9,737      $   29,692
      Earned premium on retained business             11,774          23,162
      Investment income, finance charges
        and other revenue items                        1,378           3,149
                                                   ---------       ---------
      Revenue contributions from acquisitions     $   22,889      $   56,003
                                                   =========       =========

     The retention of business produced by the HGA Operating Unit that was previously retained by third parties also contributed $9.1 million and $40.3 million to the increase in revenue for the three months and nine months ended September 30, 2006, respectively. Increased finance charge revenue of $0.1 million also contributed to the increased revenues for the nine months ended September 30, 2006. These increases were partially offset by lower ceding commission revenue of $2.4 million and $10.0 million and lower processing and services fees of $0.6 million and $2.1 million for the three and nine months ended September 30, 2006, respectively, attributable to the shift from a third-party agency structure to an insurance underwriting structure. Earned premiums from our Phoenix Operating Unit contributed $2.3 million and $2.7 million to the increase in revenue for the three and nine months ended September 30, 2006, respectively, as well as increased finance charge revenue of $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively. These increases were partially offset by lower ceding commission revenue of $0.5 million and $1.0 million and lower processing and service fees of $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively. The investment of funds derived from the implementation of our 2005 capital plan contributed another $0.5 million and $3.4 million to revenue for the three and nine months ended September 30, 2006, respectively. These increases were partially offset by other-than-temporary impairment charges on our equity investment portfolio of $1.2 million for the nine months ended September 30, 2006 and increased net realized losses on our investment portfolio of $0.1 million and $0.4 million for the three and nine months ended September 30, 2006.

       We reported net income of $4.9 million and $4.5 million for the three months and nine months ended September 30, 2006, respectively, as compared to net income of $2.5 million and $6.3 million in the same periods in the prior year. On a diluted per share basis, net income was $0.27 and $0.28 for the three months and nine months ended September 30, 2006, respectively, as compared to $0.17 and $0.58 for the same periods in 2005. During the nine months ended September 30, 2006, we recorded $9.6 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and converted to common stock during the second quarter of 2006. (See Note 10, "Convertible Notes Payable.") In the absence of this non-cash expense, our net income for the nine months ended September 30, 2006 would have been $10.5 million, representing a 67.3% increase over the similar period of 2005. The following is a reconciliation of our net income without such interest expense to our reported results (in thousands). Management believes this reconciliation provides useful supplemental information in evaluating the operating results of our business. This disclosure should not be viewed as a substitute for net income determined in accordance with GAAP:

                                                Three Months    Nine Months
                                                    Ended           Ended
                                               Sept. 30, 2006  Sept. 30, 2006
                                               --------------  --------------
      Income excluding interest expense from
        amortization of discount, net of tax       $  4,877        $ 10,527
                                                -------------   -------------
      Interest expense from amortization
        of discount                                       -           9,625
      Less related tax effect                             -          (3,559)
                                                -------------   -------------
                                                          -           6,066

                                                -------------   -------------
      Net income                                   $  4,877        $  4,461
                                                =============   =============

     Excluding the interest expense from amortization of discount, the increase in net income for the three and nine months ended September 30, 2006 versus the same periods in 2005 was primarily attributable to the results of our newly acquired TGA and Aerospace Operating Units, the retention of business produced by our HGA Operating Unit beginning in the third quarter of 2005, and additional investment income. These increases were partially offset by additional income tax due to higher taxable income and an increase in our federal statutory rate from 34% to 35% in 2006, other-than-temporary impairments realized in the second quarter of 2006 on our investment portfolio, additional interest expense on borrowings to finance the acquisitions of our TGA Operating Unit and Aerospace Operating Unit, lower results from our Phoenix Operating Unit due primarily to favorable prior accident year loss development recognized in 2005 and the runoff of third party revenue recognized in 2005 from assuming 100% of the Texas non-standard auto business beginning in the fourth quarter of 2004, and increased corporate operating expenses.

     Our effective tax rates for the three months and nine months ended September 30, 2006 were 36.1% and 39.5%, respectively, as compared to 32.3% and 32.8% for the similar periods of 2005. The increase in our effective tax rates was the combined result of the increase in our federal statutory rate attributable to higher taxable income and an increase in the valuation allowance on our deferred tax assets. During the third quarter of 2006, we realized a $1.1 million loss from the sale of an equity investment for which we had recognized an other-than-temporary impairment during the previous quarter. We increased our deferred tax asset valuation allowance by $0.3 million to reflect the uncertainty of future capital gains which this capital loss could be used to offset.


 Third Quarter 2006 as Compared to Third Quarter 2005

     The following is additional business segment information for the three months ended September 30, 2006 and 2005 (in thousands):

                                                         Three Months Ended September 30, 2006
                                        ----------------------------------------------------------------------
                                          HGA         TGA       Phoenix    Aerospace   Corporate  Consolidated
                                        --------    --------    --------   ---------   ---------  ------------
 Produced premium                      $  22,206   $  34,825   $  12,278   $   6,495   $       -   $  75,804
                                        --------    --------    --------    --------    --------    --------
 Gross premiums written                   21,967      17,269      12,278       6,593           -      58,107
 Ceded premiums written                   (2,270)       (747)          -         (85)          -      (3,102)
                                        --------    --------    --------    --------    --------    --------
 Net premiums written                     19,697      16,522      12,278       6,508           -      55,005
 Change in unearned premiums                (497)     (5,764)     (1,058)     (5,492)                (12,811)
                                        --------    --------    --------    --------    --------    --------
 Net premiums earned                      19,200      10,758      11,220       1,016           -      42,194

 Total revenues                           20,964      19,403      12,257       3,486         255      56,365

 Loss and loss adjustment expenses         9,347       6,863       6,800         587          (8)     23,589

 Pre-tax income                        $   5,112   $   1,998   $   2,316   $     869   $  (2,663)  $   7,632
                                        --------    --------    --------    --------    --------    --------

 Net loss ratio (1)                         48.7%       63.8%       60.6%       57.8%                   55.9%
 Net expense ratio (1)                      28.9%       29.1%       28.9%       35.1%                   29.1%
                                        --------    --------    --------    --------                    --------
 Net combined ratio                         77.6%       92.9%       89.5%       92.9%                   85.0%
                                        ========    ========    ========    ========                    ========


                                                         Three Months Ended September 30, 2005
                                        ----------------------------------------------------------------------
                                          HGA         TGA       Phoenix    Aerospace   Corporate  Consolidated
                                        --------    --------    --------   ---------   ---------  ------------
 Produced premium                      $  19,662   $       -   $   8,643   $       -   $       -   $  28,305
                                        --------    --------    --------    --------    --------    --------

 Gross premiums written                   34,869           -       8,643           -           -      43,512
 Ceded premiums written                     (552)          -           -           -           -        (552)
                                        --------    --------    --------    --------    --------    --------
 Net premiums written                     34,317           -       8,643           -           -      42,960
 Change in unearned premiums             (24,250)          -         314           -                 (23,936)
                                        --------    --------    --------    --------    --------    --------
 Net premiums earned                      10,067           -       8,957           -           -      19,024

 Total revenues                           14,339           -      10,814           -          14      25,167

 Loss and loss adjustment expenses         5,630           -       5,429           -         (16)     11,043

 Pre-tax income                        $   2,196   $       -   $   2,790   $       -   $  (1,335)  $   3,651
                                        --------    --------    --------    --------    --------    --------

 Net loss ratio (1)                         55.9%                   60.6%                               58.0%
 Net expense ratio (1)                      37.5%                   33.5%                               35.6%
                                        --------                --------                            --------
 Net combined ratio                         93.4%                   94.1%                               93.6%
                                        ========                ========                            ========

 (1) The net loss ratio is calculated as incurred loss and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses, including allocated overhead expenses, of our insurance company subsidiaries divided by net premiums earned, each determined in accordance with GAAP.

 HGA Operating Unit

       Beginning in the third quarter of 2005, our HGA Operating Unit began retaining written premium through AHIC that was previously retained by third parties. On July 1, 2005, our HGA Operating Unit assumed $20.1 million of in-force policies it had previously produced for Clarendon National Insurance Company which resulted in the written premium for third quarter 2005 being larger than third quarter 2006. This was partially offset by increased retained written premium that was produced in the third quarter of 2006 over the retained written premium produced in the third quarter of 2005.

     Total revenue for the HGA Operating Unit of $21.0 million for the third quarter of 2006 was $6.6 million more than the $14.3 million reported in the third quarter of 2005. This 46.2% increase in total revenue was primarily due to increased net premiums earned of $9.1 million for the quarter. Increased net investment income contributed an additional $0.4 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $2.4 million and lower processing and service fees of $0.6 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

     Pre-tax income for our HGA Operating Unit of $5.1 million for the third quarter of 2006 increased $2.9 million, or 132.8%, over the $2.2 million reported for the third quarter of 2005. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased loss and loss adjustment expenses of $3.7 million. The HGA Operating Unit reported a net loss ratio of 48.7% for the third quarter of 2006 as compared to a net loss ratio of 55.9% for the same period the prior year. The loss ratios gross of reinsurance were 58.2% and 54.6% for the third quarter of 2006 and 2005, respectively. The increase in the gross loss ratio was due to four large property losses that penetrated our reinsurance coverages. Partially offsetting the increase in the loss ratio gross of reinsurance was $0.5 million of favorable reserve development on prior accident years during the third quarter of 2006. There was no prior year reserve development in 2005 as we began retaining this business during the third quarter of 2005. The HGA Operating Unit reported net expense ratios of 28.9% and 37.5% for the third quarters of 2006 and 2005, respectively. The net expense ratio for the third quarter of 2005 was higher due to costs to assume from Clarendon National Insurance Company the unearned premium produced by our HGA Operating Unit.

 TGA Operating Unit

     The subsidiaries comprising our TGA Operating Unit were all acquired effective January 1, 2006. The $19.4 million of revenues was derived mostly from third party commission revenue of $7.7 million on the portion of business produced by the TGA Operating Unit that was retained by third parties and from $10.8 million of earned premium on produced business that was assumed by GSIC or AHIC. The remaining $0.9 million of revenue was primarily derived from investment income and finance charges.

     Pre-tax income for our TGA Operating Unit of $2.0 million was due primarily to revenue as discussed above less (i) incurred loss and loss adjustment expenses of $6.9 million on the portion of the business assumed by GSIC or AHIC, (ii) $10.0 million in operating expenses, comprised mostly of commission expense and salary related expenses, and (iii) $0.5 million of amortization of intangible assets acquired in the acquisition of the subsidiaries comprising our TGA Operating Unit. The TGA Operating Unit reported a net loss ratio of 63.8% and a net expense ratio of 29.1% for the third quarter of 2006. We do not have comparable loss or expense ratios for the same period in 2005 as we acquired the subsidiaries comprising the TGA Operating Unit effective January 1, 2006.

 Phoenix Operating Unit

     Net premium written for our Phoenix Operating Unit increased $3.6 million during the third quarter of 2006 to $12.3 million compared to $8.6 million in the third quarter of 2005. The increase in premium is due mostly to premium from new states that our Phoenix Operating Unit expanded into this year.

     Total revenue for the Phoenix Operating Unit increased 13.3% to $12.3 million for the third quarter of 2006 from $10.8 million for the same period in 2005. Higher earned premium of $2.3 million was partially offset by lower third party commission revenue of $0.5 million and lower service fee revenue of $0.1 million recognized in the third quarter of 2006 due to the 100% assumption of the Texas non-standard personal automobile premium beginning late in 2004. Lower investment income of $0.3 million also partially offset the increase in earned premium.

     Pre-tax income for the Phoenix Operating Unit decreased $0.5 million, or 17.0%, for the third quarter of 2006 compared to the third quarter of 2005. The primary reason for the decline in pre-tax income for the quarter was the runoff of third party revenue recognized in 2005 from assuming 100% of the Texas non-standard auto business beginning in the fourth quarter of 2004 of $0.6 million, as well as lower investment income of $0.3 million. This was partially offset by additional underwriting margin of $0.4 million realized on the increased earned premium. The Phoenix Operating Unit reported net loss ratio of 60.6% for the third quarters of 2006 and 2005 and net expense ratios of 28.9% and 33.5% for the third quarters of 2006 and 2005, respectively. The third quarter 2006 loss and loss adjustment expenses included $0.7 million of favorable reserve development from prior accident years as compared to $0.2 million of favorable development recognized in the third quarter of 2005.

 Aerospace Operating Unit

     The subsidiaries comprising our Aerospace Operating Unit were all acquired effective January 1, 2006. The $3.5 million of revenues was derived primarily from third party commission revenue of $2.1 million on the portion of business retained by third parties and from $1.0 million of earned premium on produced business that was retained by Hallmark. We began retaining 100% of this business beginning July 1, 2006. The remaining revenue was derived primarily from investment income.

     Pre-tax income for the Aerospace Operating Unit of $0.9 million for the third quarter of 2006 was due to revenue discussed above less (i) incurred loss and loss adjustment expenses of $0.6 million on the portion of the business assumed by PIIC or AHIC, (ii) $1.9 million in operating expenses, comprised mostly of commission expense and salary related expenses, and
 (iii) $0.1 million of amortization of intangible assets acquired in the acquisition of the subsidiaries comprising our Aerospace Operating Unit. The Aerospace Operating Unit reported a net loss ratio of 57.8% and a net expense ratio of 35.1% for the third quarter of 2006. The net expense ratio includes $16 thousand of costs to license PIIC for aviation insurance in various states where the Aerospace Operating Unit produces business. These costs are not directly attributable to producing the premium that was earned during the period. Excluding these costs, the net expense ratio was 33.6%.
  We do not have comparable loss or expense ratios for the same period in 2005 as we acquired the subsidiaries comprising the Aerospace Operating Unit effective January 1, 2006.

 Corporate

      Corporate revenue increased $0.2 million for the third quarter of 2006 as compared to the same period in 2005. The increase was primarily due to $0.3 million in interest earned on a trust account established in the first quarter of 2006 securing the guaranteed future payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. (See Note 3, "Business Combinations" and Note 11, "Structured Settlements.")

      Corporate pre-tax loss was $2.7 million for the third quarter of 2006 as compared to $1.3 million for the same period in 2005. The increased loss was primarily due to additional interest expense of $0.9 million in the third quarter of 2006 comprised of: (i) $0.3 million from the related party promissory note issued in January 2006 (see Note 9, "Note Payable to Related Party"); (ii) $0.3 million of amortization of the discount on the future guaranteed payments to the sellers of the subsidiaries now comprising the TGA Operating Unit (see Note 11, "Structured Settlements"); and (iii) $0.3 million from borrowings under our revolving credit facility in January 2006 (see Note 8, "Notes Payable" and Note 12, "Credit Facilities"). Also contributing to the increase in pre-tax loss was increased salary and related expenses of $0.4 million and travel expenses of $0.2 million. These were partially offset by the increased investment income discussed above.


 Year-to-Date 2006 as Compared to Year-to-Date 2005

     The following is additional business segment information for the nine months ended September 30, 2006 and 2005 (in thousands):

                                                        Nine Months Ended September 30, 2006
                                        ----------------------------------------------------------------------
                                          HGA         TGA       Phoenix    Aerospace   Corporate  Consolidated
                                        --------    --------    --------   ---------   ---------  ------------
 Produced premium                      $  69,357   $  93,254   $  34,116   $  22,356   $       -   $ 219,083
                                        --------    --------    --------    --------    --------    --------

 Gross premiums written                   68,884      43,773      34,116       6,945           -     153,718
 Ceded premiums written                   (6,122)     (1,309)          -        (111)          -      (7,542)
                                        --------    --------    --------    --------    --------    --------
 Net premiums written                     62,762      42,464      34,116       6,834           -     146,176
 Change in unearned premiums             (12,396)    (20,662)     (2,757)     (5,474)                (41,289)
                                        --------    --------    --------    --------    --------    --------
 Net premiums earned                      50,366      21,802      31,359       1,360           -     104,887

 Total revenues                           57,768      48,686      34,944       7,317        (643)    148,072

 Loss and loss adjustment expenses        27,165      13,186      19,369         783         (25)     60,478

 Pre-tax income                        $  11,245   $   7,152   $   6,760   $     773   $ (18,551)  $   7,379
                                        --------    --------    --------    --------    --------    --------

 Net loss ratio (1)                         53.9%       60.5%       61.8%       57.6%                   57.7%
 Net expense ratio (1)                      30.1%       30.6%       30.4%       38.1%                   30.4%
                                        --------    --------    --------    --------                --------
 Net combined ratio                         84.0%       91.1%       92.2%       95.7%                   88.1%
                                        ========    ========    ========    ========                ========


                                                        Nine Months Ended September 30, 2005
                                        ----------------------------------------------------------------------
                                          HGA         TGA       Phoenix    Aerospace   Corporate  Consolidated
                                        --------    --------    --------   ---------   ---------  ------------
 Produced premium                      $  62,209   $       -   $  28,008   $       -   $       -   $  90,217
                                        --------    --------    --------    --------    --------    --------

 Gross premiums written                   34,869           -      28,116           -           -      62,985
 Ceded premiums written                     (552)          -           -           -           -        (552)
                                        --------    --------    --------    --------    --------    --------
 Net premiums written                     34,317           -      28,116           -           -      62,433
 Change in unearned premiums             (24,250)          -         544           -           -     (23,706)
                                        --------    --------    --------    --------    --------    --------
 Net premiums earned                      10,067           -      28,660           -           -      38,727

 Total revenues                           27,194           -      33,169           -          34      60,397

 Loss and loss adjustment expenses         5,631           -      17,002           -         (49)     22,584

 Pre-tax income                        $   4,761   $       -   $   7,666   $       -   $  (3,061)  $   9,366
                                        --------    --------    --------    --------    --------    --------

 Net loss ratio (1)                         55.9%                   59.3%                               58.3%
 Net expense ratio (1)                      37.5%                   32.8%                               34.0%
                                        --------                --------                            --------
 Net combined ratio                          93.4%                   92.1%                               92.3%
                                        ========                ========                            ========

 (1) The net loss ratio is calculated as incurred loss and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses, including allocated overhead expenses, of our insurance company subsidiaries divided by net premiums earned, each determined in accordance with GAAP.

 HGA Operating Unit

       Beginning in the third quarter of 2005, our HGA Operating Unit began retaining written premium through AHIC that was previously retained by third parties. However, on July 1, 2005, our HGA Operating Unit assumed $20.1 million of in-force policies it had previously produced for Clarendon National Insurance Company. The net effect of these changes was an in increase in net written premium for the HGA Operating Unit of $28.4 million for the nine months ended September 30, 2006 over the same period in 2005.

     Total revenue for our HGA Operating Unit of $57.8 million for the first nine months of 2006 was $30.6 million more than the $27.2 million reported in the same period of 2005. This 112.4% increase in total revenue was primarily due to an increase of $40.3 million in net premiums earned. Increased net investment income contributed an additional $2.3 million to the increase in revenue for the nine months ended September 30, 2006. These increases in revenue were partially offset by lower ceding commission revenue of $10.0 million and lower processing and service fees of $2.1 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

     Pre-tax income for our HGA Operating Unit of $11.2 million for the first nine months of 2006 increased $6.5 million, or 136.2%, over the $4.8 million reported for the first nine months of 2005. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased loss and loss adjustment expenses of $21.5 million and additional operating expenses, mostly due to increased premium production, of $2.6 million. The HGA Operating Unit reported a net loss ratio of 53.9% for the first nine months of 2006 as compared to a net loss ratio of 55.9% for the same period the prior year. The loss ratios gross of reinsurance were 55.6% and 54.6% for the first nine months of 2006 and 2005, respectively. The increase in the gross loss ratio was due to four large property losses that penetrated our reinsurance coverages. Partially offsetting the increase in the loss ratio gross of reinsurance was $0.8 million of favorable reserve development from prior accident years recognized during the first nine months of 2006. There was no prior year reserve development recognized during the first nine months of 2005 as we began retaining this business during the third quarter of 2005. The HGA Operating Unit reported net expense ratios of 30.1% and 37.5% for the nine months ended September 30, 2006 and 2005, respectively. The net expense ratio for the nine months ended September 30, 2005 is higher due to costs to assume from Clarendon National Insurance Company the unearned premium produced by our HGA Operating Unit.

 TGA Operating Unit

     The subsidiaries comprising our TGA Operating Unit were all acquired effective January 1, 2006. The $48.7 million of revenues was derived mostly from third party commission revenue of $24.3 million on the portion of business produced by our TGA Operating Unit that was retained by third parties and from $21.8 million of earned premium on produced business that was assumed by GSIC or AHIC. The remaining $2.6 million of revenue was primarily derived from investment income and finance charges.

     Pre-tax income for the TGA Operating Unit of $7.2 million was primarily due to revenue as discussed above less: (i) incurred loss and loss adjustment expenses of $13.2 million on the portion of the business assumed by GSIC or AHIC; (ii) $26.7 million in operating expenses, comprised mostly of commission expense and salary related expenses; (iii) $0.2 million in interest expense, and (iv) $1.4 million of amortization of intangible assets acquired in the acquisition of the subsidiaries comprising our TGA Operating Unit. The TGA Operating Unit reported a net loss ratio of 60.5% and a net expense ratio of 30.6% for the nine months ended September 30, 2006. We do not have comparable loss and expense ratios for the same period in 2005 as we acquired the subsidiaries comprising the TGA Operating Unit effective January 1, 2006.

 Phoenix Operating Unit

     Net premium written for our Phoenix Operating Unit increased $6.0 million during the first nine months of 2006 to $34.1 million compared to $28.1 million in the first nine months of 2005. The increase in premium was due mostly to premium from new states that our Phoenix Operating Unit expanded into this year.

     Revenue for the Phoenix Operating Unit increased 5.4% to $34.9 million for the first nine months of 2006 from $33.2 million for the same period in 2005. Higher earned premium of $2.7 million and higher investment income of $0.3 million was partially offset by lower ceding commission revenue of $1.0 million and lower processing and lower service fees of $0.3 million due to the 100% assumption of the Texas non-standard automobile premium beginning late in 2004.

     Pre-tax income for the Phoenix Operating Unit decreased $0.9 million, or 11.8%, for the first nine months of 2006 compared to the first nine months of 2005. The primary reason for the decline in pre-tax income for the first nine months of 2006 was increased losses and loss adjustment expenses of $2.4 million as evidenced by an increase in the net loss ratio to 61.8% versus 59.3% reported in the first nine months of 2005. A competitive pricing environment with a bias towards decreasing rates, as well as favorable reserve development of $1.2 million recognized during the first nine months of 2005 as compared to $0.7 million recognized during the first nine months of 2006, were the primary reasons for the increase in the loss ratio. The increase in losses and loss adjustment expenses was partially offset by the increase in revenue discussed above. The Phoenix Operating Unit reported net expense ratios of 30.4% and 32.8% for the nine months ended September 30, 2006 and 2005, respectively.

 Aerospace Operating Unit

     The subsidiaries comprising our Aerospace Operating Unit were all acquired effective January 1, 2006. The $7.3 million of revenues was derived primarily from third party commission revenue of $5.4 million on the portion of business retained by third parties and from $1.4 million of earned premium on produced business that was retained by Hallmark. We began retaining 100% of this business beginning July 1, 2006. The remaining revenue was derived $0.4 million from investment income and $0.1 million from third party processing and service fees.

     Pre-tax income for our Aerospace Operating Unit of $0.8 million for the first nine months of 2006 was due to revenue discussed above less: (i) operating expenses of $5.5 million, comprised mostly of commission expense and salary related expenses; (ii) loss and loss adjustment expenses of $0.8 million; and (iii) $0.2 million of amortization of intangible assets acquired in the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The Aerospace Operating Unit reported a net loss ratio of 57.6% and a net expense ratio of 38.1% for the first nine months of 2006. The net expense ratio includes $57 thousand of costs to license PIIC for aviation insurance in various states where the Aerospace Operating Unit produces business. These costs were not directly attributable to producing the premium that was earned during the period. Excluding these costs, the expense ratio was 34.0%. We do not have comparable loss or expense ratios for the same period in 2005 as we acquired the subsidiaries comprising the Aerospace Operating Unit effective January 1, 2006.

 Corporate

      Corporate revenue decreased $0.7 million for the first nine months of 2006 as compared to the same period in 2005. The decrease was primarily due to $1.2 million in other-than-temporary impairment charges on our equity investment portfolio. This was partially offset by $0.8 million in interest earned on a trust account established in the first quarter of 2006 securing the guaranteed future payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. (See Note 3, "Business Combinations" and
 Note 11, "Structured Settlements.")

      Corporate pre-tax loss was $18.6 million for the first nine months of 2006 as compared to $3.1 million for the same period in 2005. The increased loss was primarily due to decreased revenue and $9.6 million in interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. (See Note 10, "Convertible Notes Payable.") This interest expense had no impact on our cash flow or our book value. Also contributing to the increased corporate pre-tax loss was additional interest expense of $3.9 million in the first nine months of 2006 comprised of: (i) $1.1 million from the trust preferred securities issued in the second quarter of 2005 (see Note 8, "Notes Payable"); (ii) $0.9 million from the related party promissory note issued in January 2006 (see Note 9, "Note Payable to Related Party"); (iii) $0.8 million of amortization of the discount on the future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit (see Note 11, "Structured Settlements"); (iv) $0.8 million from borrowings under our revolving credit facility in January 2006 (see Note 8, "Notes Payable" and Note 12, "Credit Facilities"); and (v) $0.3 million from the issuance of convertible notes issued in January 2006 (see Note 10, "Convertible Notes Payable"). Also contributing to the increase in pre-tax loss was increased salary and related expenses of $0.7 million, travel expenses of $0.2 million, professional services of $0.2 million, and director fees of $0.1 million.


 Financial Condition and Liquidity

     Sources and Uses of Funds

     Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2006, Hallmark had $2.2 million in cash and invested assets. Cash and invested assets of our non-insurance subsidiaries were $5.7 million as of September 30, 2006.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. During 2006, AHIC's ordinary dividend capacity is $6.4 million. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. During 2006, PIIC's ordinary dividend capacity is $1.6 million. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2006, GSIC's ordinary dividend capacity is $0.1 million. None of AHIC, PIIC or GSIC paid a dividend to Hallmark during the first nine months of 2006. Neither AHIC nor PIIC paid a dividend to Hallmark during 2005.

     The Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Phoenix General Agency paid $0.8 million in management fees to Hallmark during the first nine months of 2006 and paid $0.3 million in management fees during the same period of 2005. PIIC paid $0.9 million in management fees to Phoenix General Agency during the first nine months of 2006 and 2005. AHIC did not pay any management fees during the first nine months of 2006 or 2005. GSIC did not pay any management fees during the first nine months of 2006.


     Comparison of September 30, 2006 to December 31, 2005

     On a consolidated basis, our cash and investments (excluding restricted cash and investments) at September 30, 2006 were $208.9 million compared to $139.6 million at December 31, 2005. The acquisitions of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit accounted for $21.0 million of this increase, while the remainder of the increase was primarily the result of the retention of business produced by our HGA Operating Unit and our TGA Operating Unit.


    Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

     Net cash provided by our consolidated operating activities was $45.6 million for the first nine months of 2006 compared to $5.6 million for the first nine months of 2005. The increase in operating cash flow primarily resulted from the retention of the HGA Operating Unit and a portion of the TGA Operating Unit business in the first nine months of 2006 that was not retained by us in the same period in 2005. The net effect on operating cash flow was an increase of $63.1 million resulting from an increase in collected premiums net of paid losses and loss adjustment expenses partially offset by lower collected commission and claim fee revenue. Increased collected commission revenue of $23.3 million from the acquisition of the subsidiaries comprising our TGA Operating Unit and Aerospace Operating Unit, increased collected investment income of $2.0 million and increased collected finance charges of $1.4 million primarily for the acquisition of PAAC were partially offset by an increase in paid operating expenses of $40.8 million driven primarily from these acquisitions, additional interest paid on debt financing these acquisitions of $3.1 million and increased tax payments of $5.9 million due to higher taxable earnings.

     Cash used in investing activities during the first nine months of 2006 was $103.5 million as compared to $59.0 million for the same period in 2005. The increase in cash used in investing activities is mostly due to the acquisitions of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit in the first quarter of 2006 which used $26.0 million, net of cash acquired. Also contributing to the increase in cash used by investing activities was the funding of $25.0 million to a trust account securing the future guaranteed payments to the sellers of the subsidiaries comprising our TGA Operating Unit, additional net purchases of short-term investments of $27.8 million as well as PAAC's $2.2 million repayment of premium finance notes, net of premium finance notes originated. Partially offsetting these uses was a $16.9 million increase in maturities and redemptions, a $16.8 million decrease in purchases of debt and equity securities and a net $2.9 million released from restricted cash and investments accounts.

     Cash provided by financing activities during the first nine months of 2006 was $52.5 million as compared to $75.1 million for the same period of 2005. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. ("Newcastle Partners") in the amount of $12.5 million to fund the cash required to close the Aerospace acquisition. This note bears interest at the rate of 10% per annum. The unpaid principal balance of the promissory note, together with all accrued and unpaid interest, became due and payable on demand as of June 30, 2006. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle
 Special Opportunity Fund II, L.P, (the "Opportunity Funds"). The principal and accrued interest on the convertible notes was converted to approximately
 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. In October 2006, we repaid the promissory note to Newcastle Partners and repaid $12.2 million of the outstanding principal balance of our revolving credit facility, in each case with proceeds received from our public equity offering. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E. Schwarz.

      Credit Facilities

      On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. We borrowed $15.0 million under the revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of September 30, 2006, there was $15.0 million outstanding under our revolving credit facility, and we were in compliance with all of our covenants. In October 2006, we repaid $12.2 million of the outstanding principal balance under our revolving credit facility with proceeds received from our public equity offering. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

      PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. PAAC's obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of September 30, 2006, $2.6 million was outstanding under this revolving credit facility and PAAC was in compliance with or had obtained waivers of all of its covenants.

     Trust Preferred Securities

     On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of September 30, 2006, the note balance was $30.9 million.

     Other Debt Obligations

     On January 3, 2006, we executed a promissory note payable to Newcastle Partners in the amount of $12.5 million in order to obtain funding to complete the acquisition of the subsidiaries now comprising the Aerospace Operating Unit. The promissory note bears interest at 10% per annum prior to maturity and at the maximum rate allowed under applicable law upon default. Interest is payable on the first business day of each month. The principal of the promissory note, together with accrued but unpaid interest, became due on demand as of June 30, 2006. We repaid this note in October 2006 from proceeds received from our public equity offering.

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

     Structured Settlements

     In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million payable $14.2 million on or before January 1, 2007, and $9.5 million on or before January 1, 2008. We are also obligated to pay to the sellers an additional $0.8 million on or before January 1, 2007 and an additional $0.5 million on or before January 1, 2008 in consideration of the sellers' compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries purchased as the only permitted investment of the trust account. The trust account is classified in restricted cash and investments on our balance sheet. As of September 30, 2006, the balance of the structured settlements was $24.3 million.

     Conclusion

     Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      As of September 30, 2006, there had been no material changes in the market risks described in the Company's Form 10-K for the year ended December 31, 2005.


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

 We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management's estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management's assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in September 30, 2006 unpaid losses and loss adjustment expenses would have produced a $0.7 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $65.6 million at September 30, 2006. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $61.1 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.


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

 The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,173 property/casualty insurance companies and 2,065 property/casualty insurance groups operating in North America as of July 24, 2006. Our HGA Operating Unit and TGA Operating Unit compete with a variety of large national commercial lines carriers such as Hartford, Zurich, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace, its primary competition consists of numerous regional companies and managing general agencies. Our Aerospace Operating Unit competes primarily with several other companies specializing in general aviation insurance, including Houston Casualty Corp., Phoenix Aviation, W. Brown & Company and London Aviation Underwriters. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.


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

 We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At September 30, 2006, we had a total of $6.1 million due us from reinsurers, including $4.5 million of recoverables from losses and $1.6 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer as of September 30, 2006 was $1.9 million reinsurance and premium recoverable from GE Reinsurance Corp. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.


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

 Virtually all states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in mandatory reinsurance funds. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

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

 Our results of operations depend in part on the performance of our invested assets. As of September 30, 2006, 77.7% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 8.5% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.

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

 The following five states account for 91.0% of our gross written premiums for the nine months ended September 30, 2006: Texas (48.8%), Oregon (17.0%), New Mexico (11.6%), Idaho (7.8%) and Arizona (5.8%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.


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

 4(a) Specimen certificate for Common Stock, $0.18 par value per share, of the registrant (incorporated by reference to Exhibit
              4.1 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed October 3, 2006).

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

                      HALLMARK FINANCIAL SERVICES, INC.
                                 (Registrant)


 Date: November 13, 2006     /s/ Mark J. Morrison
                             ---------------------------------------------
                             Mark J. Morrison, Chief Executive Officer
                             and President
                             (Principal Executive Officer)


 Date: November 13, 2006     /s/ Jeffrey R. Passmore
                             ---------------------------------------------
                             Jeffrey R. Passmore, Chief Accounting Officer
                             and Senior Vice President
                             (Principal Financial Officer)