Form 10-K
period 2006-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2007-03-22
CIK 819913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	DECEMBER 31, 2006
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________________

Commission file number 001-11252
Hallmark Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 1000, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (817) 348-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.18 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No X

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $33,564,189

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, $.18 par value 20,768,238 shares outstanding as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Unless the context requires otherwise, in this Form 10-K the term "Hallmark" refers solely to Hallmark Financial Services, Inc. and the terms "we," "our," and "us" refer to Hallmark and its subsidiaries. The direct and indirect subsidiaries of Hallmark are referred to in this Form 10-K in the manner identified in the chart under "Item 1. Business - Operational Structure. "

Risks Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" or similar expressions. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds. Statements regarding the following subjects are forward-looking by their nature:

  our business and growth strategies;

  our performance goals;

  our projected financial condition and operating results;

  our understanding of our competition;

  industry and market trends;

  the impact of technology on our products, operations and business; and

  any other statements or assumptions that are not historical facts.

The forward-looking statements included in this Form 10-K are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved.

PART I

Item 1. Business.

Who We Are

We are a diversified property/casualty insurance group that serves businesses and individuals in specialty and niche markets. We offer standard commercial insurance, specialty commercial insurance and personal insurance in selected market subcategories that are characteristically low-severity and short-tailed risks. We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our three insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products through four operating units, each of which has a specific focus. Our HGA Operating Unit primarily handles standard commercial insurance, our TGA Operating Unit concentrates on excess and surplus lines commercial insurance, our Aerospace Operating Unit specializes in general aviation insurance and our Phoenix Operating Unit focuses on non-standard personal automobile insurance. The subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were acquired effective January 1, 2006.

Each operating unit has its own management team with significant experience in distributing products to its target markets and proven success in achieving underwriting profitability and providing efficient claims management. Each operating unit is responsible for marketing, distribution, underwriting and claims management while we provide capital management, reinsurance, actuarial, investment, financial reporting, technology and legal services and back office support at the parent level. We believe this approach optimizes our operating results by allowing us to effectively penetrate our selected specialty and niche markets while maintaining operational controls, managing risks, controlling overhead and efficiently allocating our capital across operating units.

We expect future growth to be derived from increased retention of the premiums we write, organic growth in the premium production of our existing operating units and selected, opportunistic acquisitions that meet our criteria. In 2005, we increased the capital of our insurance company subsidiaries, enabling them to retain significantly more of the business produced by our operating units. For the year ended December 31, 2006, 69.2% of the total premium we produced was retained by our insurance company subsidiaries, while the remaining 30.8% was written for or ceded to unaffiliated insurers. We expect to continue to increase our retention of the total premium we produce. We believe increasing our overall retention will drive greater near-term profitability than focusing solely on growth in premium production and market share.

What We Do

We market standard commercial, specialty commercial and personal property/casualty insurance products which are tailored to the risks and coverages required by the insured. We believe that most of our target markets are underserved by larger property/casualty underwriters because of the specialized nature of the underwriting required. We are able to offer these products profitably as a result of the expertise of our experienced underwriters. We also believe our long-standing relationships with independent general agencies and retail agents and the service we provide differentiate us from larger property/casualty underwriters.

Our HGA Operating Unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our HGA Operating Unit currently markets its products through a network of approximately 190 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana and Washington.

Our TGA Operating Unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our TGA Operating Unit primarily writes general liability, commercial automobile and commercial property policies. Our TGA Operating Unit markets its products through 38 independent general agencies with offices in Texas, Louisiana, Oklahoma and Arkansas, as well as 751 independent retail agents in Texas.

Our Aerospace Operating Unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports. The aircraft liability and hull insurance products underwritten by our Aerospace Operating Unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our Aerospace Operating Unit markets these general aviation insurance products through 215 independent specialty brokers in 47 states.

Our Phoenix Operating Unit currently offers non-standard personal automobile policies which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Phoenix Operating Unit markets this non-standard personal automobile insurance through approximately 1,155 independent retail agents in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Idaho, Oregon and Washington.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas ("AHIC"), Phoenix Indemnity Insurance Company ("PIIC") and Gulf States Insurance Company ("GSIC"). Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended on December 15, 2006, pursuant to which AHIC would retain 46.0% of the net premiums written, PIIC would retain 34.1% of the net premiums written and GSIC would retain 19.9% of the net premiums written. As of June 5, 2006, A.M. Best Company ("A.M. Best"), a nationally recognized insurance industry rating service and publisher, pooled its ratings of our three insurance company subsidiaries and assigned a financial strength rating of "A-" (Excellent) and an issuer credit rating of "a-" to each of our individual insurance company subsidiaries and to thepool formed by our insurance company subsidiaries.

Our four operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes both our TGA Operating Unit and our Aerospace Operating Unit. The following table displays the gross premiums produced by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2006, 2005 and 2004, as well as the gross premiums written and net premiums written by our insurance subsidiaries for these reportable segments for the same periods.

	Year Ended December 31,
	2006	2005	2004

	(dollars in thousands)
Gross Premiums Produced:
Standard Commercial Segment	$91,679	$81,721	$75,808
Specialty Commercial Segment (1)	156,490	-	-
Personal Segment	45,135	36,345	43,497

Total	$293,304	$118,066	$119,305

Gross Premiums Written:
Standard Commercial Segment	$91,070	$52,952	$-
Specialty Commercial Segment (1)	77,740	-	-
Personal Segment	45,135	36,515	33,389

Total	$213,945	$89,467	$33,389

Net Premiums Written:
Standard Commercial Segment	$82,220	$51,249	$-
Specialty Commercial Segment (1)	75,573	-	-
Personal Segment	45,135	37,003	33,067

Total	$202,928	$88,252	$33,067

__________

[1]	The subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006 and, therefore, are not included in the years ended December 31, 2005 and 2004.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2006.

Hallmark Financial Services, Inc.
("Hallmark")
Standard Commercial Segment
Personal Segment
Commercial Specialty Segment
HGA Operating Unit
- Hallmark General Agency, Inc. ("Hallmark General Agency")
- Effective Claims Management, Inc. ("ECM")
Phoenix Operating Unit
- American Hallmark General Agency Inc. (d/b/a Phoenix General Agency)
- Hallmark Claims Services, Inc. (d/b/a Phoenix General Agency)
TGA Operating Unit
- Texas General Agency, Inc. ("Texas General Agency")
- TGA Special Risk, Inc. ("TGASRI")
- Pan American Acceptance Corporation
Aerospace Operating Unit
- Aerospace Insurance Managers, Inc. ("Aerospace Insurance Managers")
- Aerospace Special Risk, Inc. ("ASRI")
- Aerospace Claims Management Group, Inc. ("ACMG")
American Hallmark Insurance Company of Texas ("AHIC")
Phoenix Indemnity Insurance Company
("PIIC")
Gulf States Insurance Company
("GSIC")

Standard Commercial Segment / HGA Operating Unit

The Standard Commercial Segment of our business presently consists solely of our HGA Operating Unit. Our HGA Operating Unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana and Washington. The subsidiaries comprising our HGA Operating Unit include Hallmark General Agency, a regional managing general agency, and ECM, a claims administration company. Hallmark General Agency targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small- to medium-sized business with a policy that covers property, general liability and automobile exposures. Our HGA Operating Unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by Hallmark General Agency. Products offered by our HGA Operating Unit include the following:

  Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured's business.

  General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured's premises or from their general business operations.

  Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured's underlying general liability and commercial automobile policies.

  Commercial property. Commercial property insurance provides first-party coverage for the insured's real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

  Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

  Business owner's. Business owner's insurance provides a package of coverage designed for small- to medium-sized businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial automobile.

Our HGA Operating Unit markets its property/casualty insurance products through approximately 190 independent agencies operating in its target markets. Our HGA Operating Unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our HGA Operating Unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial Segment has historically maintained excellent relationships with its producing agents, as evidenced by the 17-year average tenure of the 26 agency groups which each produced more than $1.0 million in premium during the year ended December 31, 2006. During 2006, the top ten agency groups produced 38%, and no individual agency group produced more than 9%, of the total premium volume of our HGA Operating Unit.

Our HGA Operating Unit writes most risks on a package basis using a commercial multi-peril policy or a business owner's policy. Umbrella policies are written only when our HGA Operating Unit also writes the insured's underlying general liability and commercial automobile coverage. Through December 31, 2005, our HGA Operating Unit marketed policies on behalf of Clarendon National Insurance Company ("Clarendon"), a third-party insurer. Our HGA Operating Unit earns a commission based on a percentage of the earned premium it produced for Clarendon. The commission percentage is determined by the underwriting results of the policies produced. ECM receives a claim servicing fee based on a percentage of the earned premium produced, with a portion deferred for casualty claims. On July 1, 2005, our HGA Operating Unit began marketing new policies for AHIC and presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our HGA Operating Unit are for a term of 12 months. If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that allows the insured to pay 20% down and the remaining payments over eight months. We charge a flat $7.50 installment fee per payment for the installment payment plan.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes both our TGA Operating Unit and our Aerospace Operating Unit. All of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were acquired effective January 1, 2006. Our TGA Operating Unit and our Aerospace Operating Unit were reported as separate segments during the first three quarters of 2006, but were aggregated into a single segment commencing in the fourth quarter of 2006 in accordance with U.S. generally accepted accounting principles ("GAAP"). During 2006, our TGA Operating Unit accounted for approximately 80.7% of the aggregate premiums produced by the Specialty Commercial Segment, with the remaining 19.3% coming from our Aerospace Operating Unit.

TGA Operating Unit. Our TGA Operating Unit markets, underwrites, finances and services commercial lines insurance in Texas, Louisiana, Arkansas and Oklahoma with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our TGA Operating Unit also markets, underwrites and services certain non-strategic legacy personal lines insurance products in Texas, including dwelling fire, homeowners and non-standard personal automobile coverages. Our TGA Operating Unit intends to transition its current non-standard personal automobile coverages to similar products offered by our Phoenix Operating Unit during 2007. We are currently evaluating options for the other legacy personal lines products offered by our TGA Operating Unit, including the possibility of offering them through our Phoenix Operating Unit. The subsidiaries comprising our TGA Operating Unit include Texas General Agency, which is a regional managing general agency, TGASRI, which brokers mobile home insurance, and PAAC, which provides premium financing for policies marketed by Texas General Agency and certain unaffiliated general and retail agents. Texas General Agency accounts for approximately 95% of the premium volume financed by PAAC.

Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2006, commercial automobile, general liability and commercial property insurance accounted for approximately 92.5% of the premiums produced by our TGA Operating Unit, with the remaining 7.5% coming from legacy personal lines products. Target risks for commercial automobile insurance are small- to medium-sized businesses with ten or fewer vehicles which include artisan contractors, local light- to medium-service vehicles and retail delivery vehicles. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premiums exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500 thousand. The commercial insurance products offered by our TGA Operating Unit include the following:

  Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured's business.

  General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured's premises or from their general business operations.

  Commercial property. Commercial property insurance provides first-party coverage for the insured's real property, business personal property, theft and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils. Windstorm, hurricane and hail are generally excluded in coastal areas.

Our TGA Operating Unit produces business through a network of 38 general agents with 50 offices in four states, as well as through 751 retail agents in Texas. Our TGA Operating Unit strives to simplify the placement of its excess and surplus lines policies by providing prompt quotes and signature-ready applications to its independent agents. During 2006, general agents accounted for 77.9% of total premiums produced by our TGA Operating Unit, with the remaining 22.1% being produced by retail agents. During 2006, the top ten general agents produced 43.9%, and no general agent produced more than 9%, of the total premium volume of our TGA Operating Unit. During the same period, the top ten retail agents produced 4.1%, and no retail agent produced more than 1%, of the total premium volume of our TGA Operating Unit.

All business of our TGA Operating Unit is currently produced under a fronting agreement with member companies of the Republic Group ("Republic") which grants our TGA Operating Unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims. AHIC presently assumes 50% of the premium written under this fronting agreement pursuant to a reinsurance agreement with Republic which expires on December 31, 2008. Under these arrangements, AHIC may assume a maximum of 50% of the written premium produced in 2006, 60% of the written premium produced in 2007 and 70% of the written premium produced in 2008. Commission revenue is also generated under the fronting agreement on the portion of premiums not assumed by AHIC. An additional commission may be earned if certain loss ratio targets are met. Additional revenue is generated from fully earned policy fees and installment billing fees charged on the legacy personal lines products.

The majority of the commercial policies written by our TGA Operating Unit are for a term of 12 months. Exceptions include a few commercial automobile policies that are written for a term that coincides with the annual harvest of crops and special event general liability policies that are written for the term of the event, which is generally one to two days. Commercial lines policies are paid in full up front or financed with various premium finance companies, including PAAC. Non-standard personal automobile policies are written on a monthly or semiannual term. Homeowner and dwelling fire polices are written for a term of 12 months. These legacy personal lines policies are all billed in monthly installments.

Aerospace Operating Unit. Our Aerospace Operating Unit markets, underwrites and services general aviation property/casualty insurance in 47 states. The subsidiaries comprising our Aerospace Operating Unit include Aerospace Insurance Managers, which markets standard aviation coverages, ASRI, which markets excess and surplus lines aviation coverages, and ACMG, which handles claims management. Aerospace Insurance Managers is one of only a few similar entities in the U.S. and has focused on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. Products offered by our Aerospace Operating Unit include the following:

  Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.

  Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.

Our Aerospace Operating Unit generates its business through approximately 215 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Aerospace Operating Unit selectively determine the risks fitting its target niche for which it will prepare a quote. During 2006, the top ten independent specialty brokers produced 47.0% of the total premium volume of our Aerospace Operating Unit. During this period, the largest broker produced 15.0%, and no other broker produced more than 6%, of the total premium volume of our Aerospace Operating Unit.

Our Aerospace Operating Unit independently develops, underwrites and prices each coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or aerial acrobatics. Liability limits are controlled, with approximately 94% of the aircraft written in 2006 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2006 was $127,869.

Prior to July 1, 2006, our Aerospace Operating Unit produced policies for American National Property & Casualty Insurance Company under a reinsurance program which ceded 100% of the business to several reinsurers. Under this arrangement, revenue was generated primarily from commissions based on written premiums net of cancellations and endorsement return premiums. An additional commission may be earned based upon the profitability of the business to the reinsurers. Beginning July 1, 2006, we began issuing general aviation policies written by PIIC in the 27 states in which PIIC was licensed for aviation insurance products. We intend to continue to migrate the business produced by our Aerospace Operating Unit into PIIC as it acquires additional licenses for aviation, and expect to complete this process by early 2008.

Personal Segment / Phoenix Operating Unit

The Personal Segment of our business presently consists solely of our Phoenix Operating Unit. Our Phoenix Operating Unit currently markets and services non-standard personal automobile policies in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Idaho, Oregon and Washington. We conduct this business under the name Phoenix General Agency. Phoenix General Agency provides management, policy and claims administration services to PIIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Phoenix Operating Unit include the following:

  Personal automobile liability. Personal automobile liability insurance provides coverage primarily at the minimum limits required by law for automobile liability exposures, including bodily injury and property damage, arising from accidents involving the insured.

  Personal automobile physical damage. Personal automobile physical damage insurance provides collision and comprehensive coverage for physical damage exposure to the insured vehicle as a result of an accident with another vehicle or object or as a result of causes other than collision such as vandalism, theft, wind, hail or water.

Our Phoenix Operating Unit markets its non-standard personal automobile policies through approximately 1,155 independent agents operating in its target geographic markets. Subject to certain criteria, our Phoenix Operating Unit seeks to maximize the number of agents appointed in each geographic area in order to more effectively penetrate its highly competitive markets. However, our Phoenix Operating Unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During the year ended December 31, 2006, the top ten independent agency groups produced 18%, and no individual agency group produced more than 3%, of the total premium volume of our Phoenix Operating Unit.

During 2006, personal automobile liability coverage accounted for 78% and personal automobile physical damage coverage accounted for 22% of the total premiums produced by our Phoenix Operating Unit. Phoenix General Agency currently offers one-, two-, three-, six- and twelve-month policies. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year's premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge an installment fee between $3.00 and $9.00 per payment under the direct bill program.

Our Phoenix Operating Unit markets non-standard personal automobile policies in Arizona, New Mexico, Oklahoma, Arkansas, Idaho, Oregon and Washington directly for PIIC. In Texas, our Phoenix Operating Unit markets non-standard personal automobile policies both through reinsurance arrangements with unaffiliated companies and, since the fourth quarter of 2005, directly for PIIC. Since October 1, 2003, we have provided non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company ("OACM"). Phoenix General Agency holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. Effective October 1, 2004, AHIC reinsures 100% of the OACM policies produced by Phoenix General Agency under these reinsurance arrangements. Prior to October 1, 2004, AHIC reinsured 45% of the OACM policies produced by Phoenix General Agency.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

  Specialized market knowledge and underwriting expertise. All of our operating units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Phoenix Operating Unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our HGA Operating Unit has significant underwriting experience in its target markets for standard commercial property/casualty insurance products. In addition, our TGA Operating Unit and Aerospace Operating Unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

  Tailored market strategies. Each of our operating units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each operating unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe that these market-specific strategies enable us to provide policies tailored to the target customer which are appropriately priced and fit our risk profile.

  Superior agent and customer service. We believe that performing the underwriting, billing, customer service and claims management functions at the operating unit level allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our operating units enhance their relationships with the independent agents who sell our policies. We also believe that our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

  Market diversification. We believe that operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our operating units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among our insurance company subsidiaries, we are able to allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe that this market diversification reduces our risk profile and enhances our profitability.

  Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our operating units have strong management teams, with an average of more than 25 years of insurance industry experience for the heads of our operating units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark's senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We are striving to become a leading diversified property/casualty insurance group offering products in specialty and niche markets through the following strategies:

  Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. Our operating units have a strong track record of underwriting discipline and operational efficiency which we seek to continue. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters and independent agents based on underwriting profitability.

  Increasing the retention of business written by our operating units. Our operating units have a strong track record of writing profitable business in their target markets. Historically, the majority of those premiums were retained by unaffiliated insurers. During 2005, we increased the capital of our insurance company subsidiaries which has enabled us to retain significantly more of the premiums our operating units produce. We expect to continue to increase the portion of our premium production retained by our insurance company subsidiaries. We believe that the underwriting profit earned from this newly retained business will drive our profitability growth in the near-term.

  Achieving organic growth in our existing business lines. We believe that we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our agency relationships and further penetrating our existing customer base. We believe that our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our operating units to further penetrate their existing customer bases with additional products offered by other operating units.

  Pursuing selected, opportunistic acquisitions. We seek to opportunistically acquire insurance organizations that operate in specialty or niche property/casualty insurance markets that are complementary to our existing operations. We seek to acquire companies with experienced management teams, stable loss results and strong track records of underwriting profitability and operational efficiency. Where appropriate, we intend to ultimately retain profitable business produced by the acquired companies that would otherwise be retained by unaffiliated insurers. Our management has significant experience in evaluating potential acquisition targets, structuring transactions to ensure continued success and integrating acquired companies into our operational structure.

Distribution

We market our property/casualty insurance products solely through independent general agents, retail agents and specialty brokers. Therefore, our relationships with independent agents and brokers are critical to our ability to identify, attract and retain profitable business. Each of our operating units has developed its own tailored approach to establishing and maintaining its relationships with these independent distributors of our products. These strategies focus on providing excellent service to our agents and brokers, maintaining a consistent presence in our target niche and specialty markets through hard and soft market cycles and fairly compensating the agents and brokers who market our products. Our operating units also regularly evaluate independent general and retail agents based on the underwriting profitability of the business they produce and their performance in relation to our objectives.

Except for the products of our Aerospace Operating Unit, the distribution of property/casualty insurance products by our business segments is geographically concentrated. For the twelve months ended December 31, 2006, five states accounted for 88.5% of the gross premiums retained by our insurance subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2006.

	Direct and Assumed Premiums Written
	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total

	(dollars in thousands)

Texas	$23,370	$60,168	$21,265	$104,803	49.0%
Oregon	33,016	303	-	33,319	15.6%
New Mexico	14,913	158	8,101	23,172	10.8%
Idaho	14,577	208	1,342	16,127	7.5%
Arizona	-	577	11,338	11,915	5.6%
All other states	5,194	16,326	3,089	24,609	11.5%

Total gross premiums written	$91,070	$77,740	$45,135	$213,945

Percent of total	42.6%	36.3%	21.1%	100.0%

Underwriting

The underwriting process employed by our operating units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our operating units offering commercial or aviation insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that operating unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt pricing structures that will be supported in the applicable market. Our experienced commercial and aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective operating units.

We believe that managing the underwriting process through our operating units capitalizes on the knowledge and expertise of their personnel in specific markets and results in better underwriting decisions. All of our underwriters have established limits of underwriting authority based on their level of experience. We also provide financial incentives to many of our underwriters based on underwriting profitability.

To better diversify our revenue sources and manage our risk, we seek to maintain an appropriate business mix among our operating units. At the beginning of each year, we establish a target net loss ratio for each operating unit. We then monitor the actual net loss ratio on a monthly basis. If any line of business fails to meet its target net loss ratio, we seek input from our underwriting, actuarial and claims management personnel to develop a corrective action plan. Depending on the particular circumstances, that plan may involve tightening underwriting guidelines, increasing rates, modifying product structure, re-evaluating independent agency relationships or discontinuing unprofitable coverages or classes of risk.

An insurance company's underwriting performance is traditionally measured by its statutory loss and loss adjustment expense ratio, its statutory expense ratio and its statutory combined ratio. The statutory loss and loss adjustment expense ratio, which is calculated as the ratio of net losses and loss adjustment expenses incurred to net premiums earned, helps to assess the adequacy of the insurer's rates, the propriety of its underwriting guidelines and the performance of its claims department. The statutory expense ratio, which is calculated as the ratio of underwriting and operating expenses to net premiums written, assists in measuring the insurer's cost of processing and managing the business. The statutory combined ratio, which is the sum of the statutory loss and loss adjustment expense ratio and the statutory expense ratio, is indicative of the overall profitability of an insurer's underwriting activities, with a combined ratio of less than 100% indicating profitable underwriting results.

The following table shows, for the periods indicated, (i) our gross premiums written (in thousands); and (ii) our underwriting results as measured by the net statutory loss and loss adjustment expense ratio, the statutory expense ratio, and the statutory combined ratio.

	Year Ended December 31,
	2006	2005	2004
Gross premiums written	$213,945	$89,467	$33,389

Statutory loss & LAE ratio	61.5%	60.3%	60.5%
Statutory expense ratio	29.4%	32.8%	28.3%

Statutory combined ratio	90.9%	93.1%	88.8%

Our GSIC insurance company subsidiary was acquired effective January 1, 2006 and, therefore, is not included in the statutory ratios for 2005 or 2004. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by GAAP. The increase in the statutory expense ratio in 2005 was driven primarily by the assumption of commercial premiums from Clarendon.

Under Texas Department of Insurance, Arizona Department of Insurance and Oklahoma Insurance Department guidelines, property/casualty insurance companies are expected to maintain a premium-to-surplus percentage of not more than 300%. The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. For the years ended December 31, 2006, 2005, and 2004, AHIC's statutory premium-to-surplus percentages were 111%, 94% and 121%, respectively. PIIC's statutory premium-to-surplus percentages were 202%, 79% and 139% for the years ended December 31, 2006, 2005 and 2004, respectively. GSIC's statutory premium-to-surplus percentage for the year ended December 31, 2006 was 196%. The decline in premium-to-surplus percentages for AHIC and PIIC in 2005 reflect the added underwriting capacity attributable to the increased surplus from profitable operations and our 2005 capital plan. The increase in premium-to-surplus percentages for AHIC and PIIC in 2006 reflect additional retention of premiums produced by the Standard Commercial Segment and Specialty Commercial Segment, as well as increased premiums written in the Personal Segment.

Claims Management and Administration

We believe that effective claims management is critical to our success and that our claims management process is cost-effective, delivers the appropriate level of claims service and produces superior claims results. Our claims management philosophy emphasizes the delivery of courteous, prompt and effective claims handling and embraces responsiveness to policyholders and agents. Our claims strategy focuses on thorough investigation, timely evaluation and fair settlement of covered claims while consistently maintaining appropriate case reserves. We seek to compress the cycle time of claim resolution in order to control both loss and claim handling cost. We also strive to control legal expenses by negotiating competitive rates with defense counsel and vendors, establishing litigation budgets and monitoring invoices.

Each of our operating units uses its own staff of specialized claims personnel to manage and administer claims arising under policies produced through their respective operations. The claims process is managed through a combination of experienced claims managers, seasoned claims supervisors, trained staff adjusters and independent adjustment or appraisal services, when appropriate. All adjusters are licensed in those jurisdictions for which they handle claims that require licensing. Limits on settlement authority are established for each claims supervisor and staff adjuster based on their level of experience. Independent adjusters have no claim settlement authority. Claim exposures are periodically and systematically reviewed by claim supervisors and managers as a method of quality and loss control. Large loss exposures are reviewed at least quarterly with senior management of the operating unit and monitored by Hallmark senior management.

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2006, our operating units had a total of 46 claims managers, supervisors and adjusters with an average of approximately 18 years experience.

Analysis of Losses and LAE

Our consolidated financial statements include an estimated reserve for unpaid losses and loss adjustment expenses. We estimate our reserve for unpaid losses and loss adjustment expenses by using case-basis evaluations and statistical projections, which include inferences from both losses paid and losses incurred. We also use recent historical cost data and periodic reviews of underwriting standards and claims management practices to modify the statistical projections. We give consideration to the impact of inflation in determining our loss reserves, but do not discount reserve balances.

The amount of reserves represents our estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred. These estimates are subject to the effect of trends in claim severity and frequency. We regularly review the estimates and adjust them as claims experience develops and new information becomes known. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2006, 2005 and 2004, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2006, 2005 and 2004.

	As of and for Year Ended December 31,
	2006	2005	2004

	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$25,997	$17,700	$21,197

Acquisitions of subsidiaries effective January 1	4,562	-	-

Provision for losses and LAE for claims occurring in the current period	88,294	36,184	20,331

Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	(1,177)	(2,400)	(1,194)

Payments for losses and LAE, net of reinsurance:
Current period	(28,154)	(17,414)	(10,417)
Prior periods	(16,721)	(8,073)	(12,217)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	72,801	25,997	17,700

Reinsurance recoverable on unpaid losses and LAE at December 31	4,763	324	1,948

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$77,564	$26,321	$19,648

The $1.2 million, $2.4 million and $1.2 million favorable development in prior accident years recognized in 2006, 2005 and 2004, respectively, represent normal changes in our loss reserve estimates primarily attributable to favorable loss development in the Personal Segment for accident years 2002 through 2004. At the time these loss reserves were initially established, new management was in the process of implementing operational changes designed to improve operating results. These operational changes included the cancellation of relationships with agents producing unprofitable business, a shift in marketing focus to direct bill policies, increases in policy rates and using our own personnel and processes to settle claims on policies issued by PIIC rather than using an outside claims adjustment vendor. However, the effectiveness of these operational changes could not be accurately predicted at that time. As additional data emerged, it became increasingly clear that the actual results from these operational enhancements were developing more favorably than originally projected. Therefore, the loss reserve estimates for these prior years were decreased to reflect this favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates.

SAP/GAAP reserve reconciliation. The differences between the reserves for unpaid losses and loss adjustment expenses reported in our consolidated financial statements prepared in accordance with GAAP and those reported in our annual statements filed with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department in accordance with statutory accounting practices as of December 31, 2006 and 2005 are summarized below.

	As of December 31,
	2006	2005

	(in thousands)
Reserve for unpaid losses and LAE on a SAP basis (net of reinsurance recoverables on unpaid losses)	$72,796	$24,580
Loss reserve discount from the PIIC acquisition	(11)	(35)
Unamortized risk premium reserve discount from the PIIC acquisition	16	49
Estimated future unallocated LAE reserve for claim service subsidiaries	-	1,403

Reserve for unpaid losses and LAE on a GAAP basis (net of reinsurance recoverables on unpaid losses)	$72,801	$25,997

Our reserve for estimated future unallocated losses and loss adjustment expenses was moved to our insurance company subsidiaries in 2006 and therefore, there was no difference in the amount reported under statutory accounting practices and GAAP as of December 31, 2006.

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 1996 through 2006. Section A of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT
As of and for Year Ended December 31

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(dollars in thousands)
A. Reserve for Unpaid Losses & LAE, Net of Reinsurance Recoverables	$5,096	$4,668	$4,580	$5,409	$7,451	$7,919	$8,411	$21,197	$17,700	$25,997	$72,801

B. Net Reserve Re-estimated as of :
One year later	6,227	4,985	4,594	5,506	7,974	8,096	8,875	20,003	15,300	24,820
Two years later	6,162	4,954	4,464	5,277	7,863	8,620	8,881	19,065	15,473
Three years later	6,117	4,884	4,225	5,216	7,773	8,856	8,508	19,698
Four years later	6,070	4,757	4,179	5,095	7,901	8,860	8,446
Five years later	5,954	4,732	4,111	5,028	7,997	8,855
Six years later	5,928	4,687	4,101	5,153	7,999
Seven years later	5,900	4,695	4,209	5,153
Eight years later	5,902	4,675	4,203
Nine years later	5,881	4,674
Ten years later	5,881

C. Net Cumulative Redundancy (Deficiency)	(785)	(6)	377	256	(548)	(936)	(35)	1,499	2,227	1,177

D. Cumulative Amount of Claims Paid, Net of Reinsurance Recoveries, through:
One year later	4,326	3,326	2,791	3,229	5,377	5,691	5,845	12,217	8,073	16,721
Two years later	5,528	4,287	3,476	4,436	7,070	7,905	7,663	15,814	12,004
Three years later	5,860	4,387	3,911	4,909	7,584	8,603	8,228	18,162
Four years later	5,699	4,571	4,002	5,014	7,810	8,798	8,374
Five years later	5,818	4,618	4,051	4,966	7,960	8,821
Six years later	5,853	4,643	4,061	5,116	7,970
Seven years later	5,860	4,664	4,204	5,124
Eight years later	5,871	4,675	4,203
Nine years later	5,881	4,674
Ten years later	5,881

			2006		2005

Net Reserve, December 31			$72,801		$25,997

Reinsurance Recoverables			4,763		324
Gross Reserve, December 31			$77,564		$26,321

Net Re-estimated Reserve					24,820
Re-estimated Reinsurance Recoverable					804
Gross Re-estimated Reserve					$25,624

Gross Cumulative Redundancy					$697

Reinsurance

We reinsure a portion of the risk we underwrite in order to control our exposure to losses and to protect our capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Our reinsurance facilities are subject to annual renewal.

Effective October 1, 2003, we assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by our Phoenix Operating Unit and underwritten by OACM. During this period, the remaining 55% of each policy was directly assumed by Dorinco Reinsurance Company ("Dorinco"). Under these reinsurance arrangements, we are obligated to policyholders only for the portion of the risk that we assumed. Since October 1, 2004, we have assumed and retained the reinsurance of 100% of the Texas non-standard personal automobile policies produced by our Phoenix Operating Unit and underwritten by OACM.

Under our prior insurance arrangements with Dorinco, we earned ceding commissions based on loss ratio experience on the portion of policies reinsured by Dorinco. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. As of December 31, 2006 and 2005, the accrued ceding commission payable to Dorinco was $0.4 million and $0.4 million, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years.

	Year Ended December 31,
	2006	2005	2004
Gross premiums written	$213,945	$89,467	$33,389
Ceded premiums written	(11,017)	(1,215)	(322)

Net premiums written	$202,928	$88,252	$33,067

Gross premiums earned	$162,216	$59,632	$33,058
Ceded premiums earned	(10,155)	(448)	(613)

Net premiums earned	$152,061	$59,184	$32,445

Reinsurance recoveries	$5,669	$(492)	$163

Our insurance company subsidiaries presently retain 100% of the risk associated with all non-standard personal automobile policies marketed by our Phoenix Operating Unit. We currently reinsure the following exposures on business generated by our HGA Operating Unit, our TGA Operating Unit and our Aerospace Operating Unit:

  Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance, effective July 1, 2006, are:

    We retain the first $1.0 million of property catastrophe losses; and

    Our reinsurers reimburse us 100% for each $1.00 of loss in excess of our $1.0 million retention up to $20.0 million for each catastrophic occurrence, subject to a maximum of two events for the contractual term.

  Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance, effective July 1, 2006, are:

    We retain the first $500,000 of loss for each commercial property risk;

    Our reinsurers reimburse us for the next $4.5 million for each commercial property risk; and

    Individual risk facultative reinsurance is purchased on any commercial property with limits above $5 million.

  Commercial umbrella. Our commercial umbrella reinsurance reduces the financial impact of losses in this line of business. Our commercial umbrella reinsurance is quota-share reinsurance, in which the reinsurers share a proportional amount of the premiums and losses. Under our current commercial umbrella reinsurance, effective July 1, 2006, we retain 10% of the premiums and losses and cede 90% to our reinsurers.

  Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. We have separate commercial casualty reinsurance policies for the business written by our HGA Operating Unit and our TGA Operating Unit. The terms of our commercial casualty reinsurance for our HGA Operating Unit, effective July 1, 2006, are:

    We retain the first $500,000 of any commercial liability loss, including commercial automobile liability; and

    Our reinsurers reimburse us for the next $500,000 for each commercial liability loss, including commercial automobile liability.

The terms of our commercial casualty reinsurance for our TGA Operating Unit, effective January 1, 2006, are:

    We retain the first $250,000 of any commercial liability loss, including commercial automobile liability; and

    Our reinsurers reimburse us for the next $250,000 for each commercial liability loss, including commercial automobile liability.

  Aviation. We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

    We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

    Our reinsurers reimburse us for the next $1.15 million of each aircraft hull or liability loss and for the next $650,000 of each airport liability loss; and

    Our reinsurers provide additional reimbursement of $4.0 million for each airport liability loss and aircraft liability loss, excluding passenger liability.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2006, we had total invested assets of $162.9 million, of which $7.2 million was classified as restricted investments. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2006 would decrease by approximately $3.9 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2005 and 2006.

	As of December 31, 2006			As of December 31, 2005
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield

	(in thousands)			(in thousands)
Category
Corporate bonds	40,483	25.6%	6.6%	54,434	54.7%	3.5%
Municipal bonds	52,132	32.9%	3.8%	28,646	28.8%	4.3%
US Treasury bonds	40,407	25.5%	4.0%	4,178	4.2%	3.7%
US Treasury bills and other
short-term	25,275	16.0%	3.8%	12,281	12.3%	0.9%
Mortgage backed securities	8	0.0%	7.6%	14	0.0%	9.4%

Total	$ 158,305	100.0%	4.6%	$ 99,553	100.0%	3.4%

The average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor's Rating Services (a division of the McGraw-Hill Companies, Inc.), was A+ at December 31, 2006. The following table shows the distribution of our fixed-income portfolio by Standard and Poor's rating as a percentage of total market value as of December 31, 2006 and 2005:

	As of	As of
	December 31, 2006	December 31, 2005
Rating:
"AAA"	68.5%	44.1%
"AA"	6.4%	7.2%
"A"	3.4%	10.4%
"BBB"	11.6%	17.7%
"BB"	8.8%	16.7%
"B"	1.3%	1.0%
"CCC"	0.0%	2.9%

Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2006 and 2005.

	As of December 31, 2006		As of December 31, 2005
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value

	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	67,060	42.4%	25,158	25.3%
One to five years	44,018	27.8%	27,810	27.9%
Five to ten years	42,616	26.9%	43,370	43.6%
More than ten years	4,603	2.9%	3,201	3.2%
Mortgage-backed securities	8	0.0%	14	0.0%

Total	158,305	100.0%	99,553	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2006, 2.8% of our investment portfolio was invested in common equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income on our consolidated statement of income and accumulated other comprehensive income on our consolidated balance sheet. If the decline is deemed other than temporary, we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. As of December 31, 2006, we had a net unrealized loss of $0.5 million on our investments. The following table details the net unrealized loss (gain) balance by invested asset category as of December 31, 2006.

Net Unrealized
Category	Loss (Gain) Balance
(in thousands)
Corporate bonds	$805
Municipal bonds	112
Equity securities	(434)
US Treasury securities	(7)

Total	$476

As part of our overall investment strategy, we also maintain an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash.

Technology

The majority of our technology systems are based on products licensed from insurance-specific technology vendors which have been substantially customized to meet the unique needs of our various operating units. Our technology systems primarily consist of integrated central processing computers, a series of server-based computer networks and various communications systems that allow our branch offices to share systems solutions and communicate to the home office in a timely, secure and consistent manner. We maintain backup facilities and systems through a contract with a leading provider of computer disaster recovery services. Each operating unit bears the information services expenses specific to its operations as well as a portion of the corporate services expenses. Vendor license and service fees are capped per annum and are not directly tied to premium volume or geographic expansion.

We believe the implementation of our various technology systems has increased our efficiency in the processing of our business, resulting in lower operating costs. Additionally, our systems enable us to provide a high level of service to our agents and policyholders by processing our business in a timely and efficient manner, communicating and sharing data with our agents and providing a variety of methods for the payment of premiums. We believe these systems have also improved the accumulation and analysis of information for our management.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. As of June 5, 2006, A.M. Best pooled its ratings of our three insurance company subsidiaries and assigned a financial strength rating of "A-" (Excellent) and an issuer credit rating of "a-" to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries. An "A-" rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating an insurer's financial and operating performance, A.M. Best reviews the company's profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market valueof its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurer's financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer's stock.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,173 property/casualty insurance companies and 2,065 property/casualty insurance groups operating in North America as of July 24, 2006. Our HGA Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. The primary competition for our TGA Operating Unit's excess and surplus lines products includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Penn America Insurance Group and, to a lesser extent, a number of national standard lines carriers such as Zurich North America and The Hartford. Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

Our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, as well as the applicable insurance department of each state in which we issue policies. AHIC, PIIC and GSIC are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, respectively, and the applicable insurance department of each state in which they write business. The financial conditions of AHIC, PIIC and GSIC, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile. We do not write the majority of our Texas non-standard personal automobile insurance directly, but assume business written through a county mutual insurance company. Under Texas insurance regulation, premium rates and underwriting guidelines of county mutuals have historically not been subject to the same degree of regulation imposed on standard insurance companies.

Periodic financial and market conduct examinations. The Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department have broad authority to enforce insurance laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer's certificate of authority or an agent's license. The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination, assessment of fines or other penalties against that company. In extreme cases, including actual or pending insolvency, the insurance department may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent's business or assets.

Guaranty funds. All insurance companies are subject to assessments for state-administered funds which cover the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro rata share based on its direct premiums written in that state. Payments to the fund may be recovered by the insurer through deductions from its premium taxes over a specified period of years.

Transactions between insurance companies and their affiliates. Hallmark is also regulated as an insurance holding company by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department. Financial transactions between Hallmark or any of its affiliates and AHIC, PIIC or GSIC are subject to regulation. Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is implemented. State regulators may refuse to approve, or may delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Dividends. Dividends and distributions to Hallmark by AHIC, PIIC or GSIC are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to the amount of surplus profits arising from its business. In estimating such profits, AHIC must exclude all unexpired risks, all unpaid losses and all other debts due and payable or to become due and payable by AHIC. In addition, AHIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders' surplus as of the prior December 31st. PIIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business. Without prior written approval from the Arizona Department of Insurance, PIIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders' surplus as of the prior December 31st or (2) net investment income as of the prior December 31st. GSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, GSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders' surplus as of the prior December 31st or (2) statutory net income as of the prior December 31st, not including realized capital gains.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2006, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

Required licensing. Hallmark General Agency, Texas General Agency, Phoenix General Agency and Aerospace Insurance Managers are each subject to and in compliance with the licensing requirements of the department of insurance in each state in which they produce business. These licenses govern, among other things, the types of insurance coverages, agency and claims services and products that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. Generally, each state requires one officer to maintain an agent license. Claims adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business. Each employed claim adjuster either holds or has applied for the required licenses. Our premium finance subsidiaries are subject to licensing, financial reporting and certain financial requirements imposed by the Texas Department of Insurance, as well as regulations promulgated by the Texas Office of Consumer Credit Commissioner.

Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which our subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law. The speed at which we can change our rates depends, in part, on the method by which the applicable state's rating laws are administered. Generally, state insurance regulators have the authority to disapprove our rates or request changes in our rates.

Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations that limit an insurance company's ability to exit a market. For example, certain states limit an automobile insurance company's ability to cancel or not renew policies. Some states prohibit an insurance company from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. State insurance departments may disapprove a plan that may lead to market disruption.

Investment restrictions. We are subject to state laws and regulations that require diversification of our investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

Trade practices. The manner in which we conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include disseminating false information or advertising; defamation; boycotting, coercion and intimidation; false statements or entries; unfair discrimination; rebating; improper tie-ins with lenders and the extension of credit; failure to maintain proper records; failure to maintain proper complaint handling procedures; and making false statements in connection with insurance applications for the purpose of obtaining a fee, commission or other benefit.

Unfair claims practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Examples of unfair claims practices include:

  misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

  failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

  failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under insurance policies;

  failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

  attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

  attempting to settle claims on the basis of an application that was altered without notice to, or knowledge and consent of, the insured;

  compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;

  refusing to pay claims without conducting a reasonable investigation;

  making claim payments to an insured without indicating the coverage under which each payment is being made;

  delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

  failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and

  not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

Employees

As of December 31, 2006, we employed 347 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

Item 1A. Risk Factors.

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

  the uncertainties that inherently characterize estimates and assumptions;

  our selection and application of appropriate pricing techniques; and

  changes in applicable legal liability standards and in the civil litigation system generally.

Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.

Our results may fluctuate as a result of cyclical changes in the property/casualty insurance industry.

Our revenue is primarily attributable to property/casualty insurance, which as an industry is cyclical in nature and has historically been characterized by soft markets followed by hard markets. A soft market is a period of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates. A hard market is a period of capital shortages resulting in lack of insurance availability, relatively low levels of competition, more selective underwriting of risks and relatively high premium rates. If we find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing in a softening market, we may experience a reduction in our premiums written and in our profit margins and revenues, which could adversely affect our financial results.

Estimating reserves is inherently uncertain. If our loss reserves are not adequate, it will have an unfavorable impact on our results.

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management's estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management's assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2006 unpaid losses and loss adjustment expenses would have produced a $0.8 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $77.6 million at December 31, 2006. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $71.6 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. During 2005, A.M. Best upgraded the financial strength rating of PIIC from "B" (Fair) to "B+" (Very Good) and upgraded the financial strength rating of AHIC from "B" (Fair) to "A-" (Excellent). Our insurance company subsidiaries have historically been rated on an individual basis. However, effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended on December 15, 2006, whereby AHIC would retain 46.0% of the net premiums written, PIIC would retain 34.1% of the net premiums written and GSIC would retain 19.9% of the net premiums written. In June 2006, A.M. Best notified us that our insurance company subsidiaries would be rated on a pooled basis and assigned a rating of "A-" (Excellent) to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of "A-" (Excellent) or higher. A reduction of our A.M. Best rating below "A-" would prevent us from issuing policies to insureds or potential insureds with such ratings requirements. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, a ratings downgrade by A.M. Best below "A-" would require us to post collateral in support of our obligations under certain reinsurance agreements pursuant to which we assume business.

The loss of key executives could disrupt our business.

Our success will depend in part upon the continued service of certain key executives. Our success will also depend on our ability to attract and retain additional executives and personnel. We do not have employment agreements with our Chief Executive Officer or any of our executive officers other than employment agreements entered into in connection with the acquisitions of the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. The loss of key personnel, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and could prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.

Our industry is very competitive, which may unfavorably impact our results of operations.

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,173 property/casualty insurance companies and 2,065 property/casualty insurance groups operating in North America as of July 24, 2006. Our HGA Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. The primary competition for our TGA Operating Unit's excess and surplus lines products includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Penn America Insurance Group and, to a lesser extent, a number of national standard lines carriers such as Zurich North America and The Hartford. Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

Our results may be unfavorably impacted if we are unable to obtain adequate reinsurance.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk, especially catastrophe risks that we and our insurance company subsidiaries underwrite. Our catastrophe and non-catastrophe reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. The amount, availability and cost of reinsurance are subject to prevailing market conditions beyond our control, and may affect our ability to write additional premiums as well as our profitability. If we are unable to obtain adequate reinsurance protection for the risks we have underwritten, we will either be exposed to greater losses from these risks or we will reduce the level of business that we underwrite, which will reduce our revenue.

If the companies that provide our reinsurance do not pay our claims in a timely manner, we could incur severe losses.

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2006, we had a total of $7.6 million due us from reinsurers, including $6.0 million of recoverables from losses and $1.6 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer as of December 31, 2006 was $2.0 million reinsurance and premium recoverable from GE Reinsurance Corp. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

  approval of policy forms and rates;

  standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by the state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

  licensing of insurers and their agents;

  restrictions on the nature, quality and concentration of investments;

  restrictions on the ability of insurance company subsidiaries to pay dividends;

  restrictions on transactions between insurance company subsidiaries and their affiliates;

  requiring certain methods of accounting;

  periodic examinations of operations and finances;

  the use of non-public consumer information and related privacy issues;

  the use of credit history in underwriting and rating;

  limitations on the ability to charge policy fees;

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

  requiring reserves for unearned premium, losses and other purposes; and

  with respect to premium finance business, the federal Truth-in-Lending Act and similar state statutes. In states where specific statutes have not been enacted, premium finance is generally subject to state usury laws that are applicable to consumer loans.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark's principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark's insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company's actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2007 by our insurance company subsidiaries is $12.4 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark's right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark's ability to pay debts, expenses and cash dividends to our stockholders may be limited.

Our insurance company subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

Our insurance company subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. Any failure by one of our insurance company subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, 97.2% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 8.8% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2006 was $158.3 million. If market interest rates were to change 1%, for example, from 5% to 6%, the fair value of our fixed-income securities would change approximately $3.9 million as of December 31, 2006. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 89.9% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders' equity, total comprehensive income and/or our cash flows.

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

We completed the acquisitions of the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit during January 2006. We may pursue additional acquisitions in the future. The successful integration of newly acquired businesses into our operations will require, among other things, the retention and assimilation of their key management, sales and other personnel; the coordination of their lines of insurance products and services; the adaptation of their technology, information systems and other processes; and the retention and transition of their customers. Unexpected difficulties in integrating any acquisition could result in increased expenses and the diversion of management time and resources. If we do not successfully integrate any acquired business into our operations, we may not realize the anticipated benefits of the acquisition, which could have a material adverse impact on our financial condition and results of operations. Further, any potential acquisitions may require significant capital outlays and, if we issue equity or convertible debt securities to pay for an acquisition, the issuance may be dilutive to our existing stockholders.

Our geographic concentration ties our performance to the business, economic and regulatory conditions of certain states.

The following states account for 88.5% of our gross written premiums for 2006: Texas (49.0%), Oregon (15.6%), New Mexico (10.8%), Idaho (7.5%) and Arizona (5.6%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and HGA Operating Unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains approximately 27,808 square feet of space. The rent is currently $32,327 per month pursuant to a lease which expires June 30, 2011. Our corporate headquarters also occupies eight offices in an executive suite located in the same building for $7,625 per month under a lease which expires September 30, 2007.

Our TGA Operating Unit is located at 7411 John Smith, San Antonio, Texas. The suite is located in a high-rise office building and contains approximately 18,904 square feet of space. The rent is currently $27,528 per month pursuant to a lease which expires June 30, 2010. Our TGA Operating Unit also maintains a small branch office in Lubbock, Texas. Rent on this branch office is currently $1,025 per month under a lease which expires April 30, 2009.

Our Aerospace Operating Unit is located at 14990 Landmark Boulevard, Suite 300, Addison, Texas. The suite is located in a low-rise office building and contains approximately 8,925 square feet of space. The rent is currently $13,387 per month pursuant to a lease which expires September 30, 2010. Our Aerospace Operating Unit also maintains a branch office in Glendale, California. Rent on the 1,196 square foot suite is currently $2,332 per month pursuant to a lease which expires August 1, 2009.

Our Phoenix Operating Unit is located at 14651 Dallas Parkway, Suite 400, Dallas, Texas. The suite is located in a high-rise office building and contains approximately 25,559 square feet of space. The rent is currently $50,075 per month pursuant to a lease which expires November 30, 2008.

Item 3. Legal Proceedings.

We are engaged in various legal proceedings which are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2006, we did not submit any matter to a vote of our security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol "HALL." Prior to October 6, 2006, our common stock traded on the American Stock Exchange under the symbol "HAF" and prior to August 10, 2005, traded on the American Stock Exchange's Emerging Company Marketplace under the symbol "HAF.EC." The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market, the American Stock Exchange or the American Stock Exchange's Emerging Company Marketplace for each quarter since January 1, 2005.
Period	High Sale	Low Sale

Year Ended December 31, 2005:
First quarter.	$ 9.60	$ 6.66
Second quarter	9.00	5.70
Third quarter	8.34	6.54
Fourth quarter	8.22	6.30

Year Ended December 31, 2006:
First quarter.	$ 12.30	$ 8.16
Second quarter	12.00	8.52
Third quarter	14.40	10.15
Fourth quarter	11.40	8.50

Holders

As of March 7, 2007 there were approximately 1,123 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2006.

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)]

	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	315,668	$7.30	635,834

Equity compensation plans not approved by security holders[2]	16,666	$2.25	- 0 -

Total	332,334	$7.04	635,834

1 Includes shares of our common stock authorized for issuance under our 2005 Long Term Incentive Plan, as well as shares of our common stock issuable upon exercise of options outstanding under our 1994 Key Employee Long Term Incentive Plan and our 1994 Non-Employee Director Stock Option Plan, both of which terminated in accordance with their terms in 2004.

2 Represents shares of our common stock issuable upon exercise of non-qualified stock options granted to our non-employee directors in lieu of cash compensation for their service on the board of directors during fiscal 1999. The options became fully exercisable on August 16, 2000, and terminate on March 15, 2010, to the extent not previously exercised.

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2006.

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock from January 1, 2002, through December 31, 2006, with the return on the Nasdaq Composite Index, Nasdaq Insurance Index, Amex Composite Index and S&P Property & Casualty Insurance Index for the same period. In accordance with Securities and Exchange Commission rules, the measurement assumes a $100 initial investment in our common stock with all dividends reinvested, and a $100 initial investment in the indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hallmark Financial Services, Inc. . .

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/01
12/02
12/03
12/04
12/05
12/06
Hallmark Financial Services, Inc.
AMEX Composite
NASDAQ Composite
S & P Property & Casualty Insurance
NASDAQ Insurance

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data

	Year Ended December 31,
	(1)
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Gross premiums written	$ 213,945	$89,467	$33,389	$43,338	$51,643
Ceded premiums written	(11,017)	(1,215)	(322)	(6,769)	(29,611)

Net premiums written	202,928	88,252	33,067	36,569	22,032
Change in unearned premiums	(50,867)	(29,068)	(622)	5,406	(1,819)

Net premiums earned	152,061	59,184	32,445	41,975	20,213

Investment income, net of expenses	10,461	3,836	1,386	1,198	773
Realized gains (losses)	(1,466)	58	(27)	(88)	(5)
Finance charges	3,983	2,044	2,183	3,544	2,503
Commission and fees	35,343	16,703	21,100	17,544	1,108
Processing and service fees	2,330	5,183	6,003	4,900	921
Other income	29	27	31	486	284

Total revenues	202,741	87,035	63,121	69,559	25,797

Losses and loss adjustment expenses	87,117	33,784	19,137	30,188	15,302
Other operating costs and expenses	83,583	38,492	35,290	37,386	9,474
Interest expense	5,798	1,264	64	1,271	983
Interest expense from amortization of discount on
convertible notes (2)	9,625	-	-	-	-
Amortization of intangible assets	2,293	27	28	28	2

Total expenses	188,416	73,567	54,519	68,873	25,761

Income before income tax, cumulative effect of
change in accounting principle and extraordinary gain	14,325	13,468	8,602	686	36

Income tax expense	5,134	4,282	2,753	25	13

Income before cumulative effect of change in
accounting principle and extraordinary gain	9,191	9,186	5,849	661	23

Cumulative effect of change in accounting principle,
net of tax (3)	-	-	-	-	(1,694)
Extraordinary gain (4)	-	-	-	8,084	-

Net income (loss)	$9,191	$9,186	$5,849	$8,745	($1,671)

Common stockholders basic earnings (loss) per share (5):
Income (loss) before cumulative effect of change in
accounting principle and extraordinary gain	$ 0.53	$ 0.76	$ 0.83	$ 0.14	$ 0.01
Cumulative effect of change in accounting principle (3)	-	-	-	-	(0.50)
Extraordinary gain (4)	-	-	-	1.66	-

Net income (loss)	$ 0.53	$ 0.76	$ 0.83	$ 1.80	$ (0.49)

Common stockholders diluted earnings (loss) per share (5):
Income (loss) before cumulative effect of change in
accounting principle and extraordinary gain	$ 0.53	$ 0.76	$ 0.82	$ 0.13	$ 0.01
Cumulative effect of change in accounting principle (3)	-	-	-	-	(0.50)
Extraordinary gain (4)	-	-	-	1.64	-

Net income (loss)	$ 0.53	$ 0.76	$ 0.82	$ 1.77	$ (0.49)

	As of December 31,
Balance Sheet Items:	2006	2005	2004	2003	2002
Total investments	$155,639	$95,044	$32,121	$29,855	$16,728
Total assets	$415,953	$208,906	$82,511	$83,853	$83,761
Unpaid loss and loss adjustment expenses	$77,564	$26,321	$19,648	$28,456	$17,667
Unearned premiums	$91,606	$36,027	$6,192	$5,862	$15,957
Total liabilities	$265,222	$123,718	$49,855	$56,456	$75,226
Total stockholders' equity	$150,731	$85,188	$32,656	$27,397	$8,535

Book value per share (6)	$7.26	$5.89	$5.37	$4.52	$4.63

1	Includes the results of the Specialty Commercial Segment, all of which was acquired effective as of January 1, 2006.
2

In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," at the time of issuance we booked a $9.6 million deemed discount to convertible notes attributable to their conversion feature. Prior to conversion, this deemed discount was amortized as interest expense over the term of the notes, resulting in a $1.1 million non-cash interest expense during the first quarter of 2006. As a result of the subsequent conversion of the convertible notes, the $8.5 million balance of the deemed discount was written off as a non-cash interest expense during the quarter ending June 30, 2006. Neither the deemed discount on the convertible notes nor the resulting interest expense have any ultimate impact on cash flow or book value.

3

In 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which prohibits amortization of goodwill and requires annual testing of goodwill for impairment. In the year of adoption, we recognized a charge to earnings of $1.7 million to reflect an impairment loss that was reported as a cumulative effect of change in accounting principle.

4

In January 2003, we acquired PIIC in satisfaction of $7.0 million of a $14.85 million balance on a note receivable due from Millers American Group, Inc. This resulted in us recognizing an $8.1 million extraordinary gain in 2003.

5

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), we have restated the basic and diluted weighted average shares outstanding for the years 2004 and prior for the effect of a bonus element from our stockholder rights offerings that were successfully completed in 2005 and 2003. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share. All per share amounts have also been adjusted to reflect a one-for-six reverse stock split effected July 31, 2006.

6

Book value per share is calculated as consolidated stockholders' equity on the basis of U.S. generally accepted accounting principles divided by the number of outstanding common shares. Book value per share has been adjusted to reflect a one-for-six reverse stock split effected July 31, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto. This discussion contains forward-looking statements. Please see "Risks Associated with Forward-Looking Statements in this Form 10-K" and "Item 1A. Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Hallmark is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma, Arkansas and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Idaho, Oregon and Washington; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries.

Our non-carrier insurance activities are organized by producing units into the following reportable segments:

  Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our HGA Operating Unit which is comprised of our Hallmark General Agency, Inc. and Effective Claims Management, Inc. subsidiaries.

  Specialty Commercial Segment. The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit and the general aviation insurance products and services handled by our Aerospace Operating Unit. The Specialty Commercial Segment also includes a relatively small amount of non-strategic legacy personal lines insurance products handled by our TGA Operating Unit. Our TGA Operating Unit is comprised of our Texas General Agency, Inc., Pan American Acceptance Corporation and TGA Special Risk, Inc. subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. subsidiaries. All of the subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006.

  Personal Segment. The Personal Segment includes the non-standard personal automobile insurance products and services handled by our Phoenix Operating Unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Phoenix General Agency.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

  American Hallmark Insurance Company of Texas presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment and assumes a portion of the risks on the commercial and aviation property/casualty policies marketed within the Specialty Commercial Segment.

  Gulf States Insurance Company, which was acquired effective January 1, 2006, presently assumes a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

  Phoenix Indemnity Insurance Company presently assumes all of the risks on the non-standard personal automobile policies marketed within the Personal Segment and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement which was subsequently amended on December 15, 2006 pursuant to which AHIC retains 46.0% of the total net premiums written, PIIC retains 34.1% of our total net premiums written and GSIC retains 19.9% of our total net premiums written.

Prior to January 1, 2006, the Standard Commercial Segment was referred to as our Commercial Insurance Operation and the Personal Segment was referred to as our Personal Insurance Operation. The retained premium produced by our operating units prior to January 1, 2006 was supported by our AHIC and PIIC insurance subsidiaries. Discussions for periods prior to January 1, 2006 do not include the operations of the Specialty Commercial Segment, all of which was acquired on January 1, 2006.

Each of our four operating units was reported as a separate segment during the first three quarters of 2006. Commencing in the fourth quarter of 2006, our HGA Operating Unit was designated as the sole component of the Standard Commercial Segment, our TGA Operating Unit and our Aerospace Operating Unit were aggregated in the Specialty Commercial Segment and our Phoenix Operating Unit was designated as the sole component of the Personal Segment.

Critical Accounting Estimates and Judgments

The significant accounting policies requiring our estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For additional discussion of our accounting policies, see Note 1 to the audited consolidated financial statements included in this report.

Valuation of investments. We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. Unless other factors cause us to reach a contrary conclusion, investments with a fair market value significantly less than cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2006 and 2005, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Our consolidated balance sheet as of December 31, 2006 includes goodwill of acquired businesses of approximately $31.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards No. 142, which we adopted as of January 1, 2002, goodwill is tested for impairment annually. We completed our last annual test for impairment during the fourth quarter of 2006 and determined that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by Statement of Financial Accounting Standards No. 142, we compare the estimated fair value of each reporting unit with its carrying amount, including goodwill. Under Statement of Financial Accounting Standards No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. Methods for estimating reporting unit values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

Deferred tax assets. We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against our deferred tax assets to the extent that we do not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

Reserves for unpaid losses and loss adjustment expenses. Reserves for unpaid losses and loss adjustment expenses are established for claims which have already been incurred by the policyholder but which we have not yet paid. Unpaid losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency. (See, "Item 1. Business - Analysis of Losses and LAE" and "-Analysis of Loss and LAE Reserve Development.")

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and loss adjustment expenses are adequate. Due to the inherent uncertainty in estimating unpaid losses and loss adjustment expenses, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2006 reserves for unpaid losses and loss adjustment expenses would have produced a $0.8 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

An actuarial range of ultimate unpaid losses and loss adjustment expenses is developed independent of management's best estimate and is only used to check the reasonableness of that estimate. There is no exclusive method for determining this range, and judgment enters into the process. The primary actuarial technique utilized is a loss development analysis in which ultimate losses are projected based upon historical development patterns. The primary assumption underlying this loss development analysis is that the historical development patterns will be a reasonable predictor of the future development of losses for accident years which are less mature. An alternate actuarial technique, known as the Bornhuetter-Ferguson method, combines an analysis of loss development patterns with an initial estimate of expected losses or loss ratios. This approach is most useful for recent accident years. In addition to assuming the stability of loss development patterns, this technique is heavily dependent on the accuracy of the initial estimate of expected losses or loss ratios. Consequently, the Bornhuetter-Ferguson method is primarily used to confirm the results derived from the loss development analysis.

The range of unpaid losses and loss adjustment expenses estimated by our actuary as of December 31, 2006 was $62.5 million to $88.8 million. Our best estimate of unpaid losses and loss adjustment expenses as of December 31, 2006 is $77.6 million. Our carried reserve for unpaid losses and loss adjustment expenses as of December 31, 2006 is comprised of $38.9 million in case reserves and $38.7 million in incurred but not reported reserves. In setting this estimate of unpaid losses and loss adjustment expenses, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. In the absence of any specific factors indicating actual experience at either extreme of the actuarial range, we have established a best estimate of unpaid losses and loss adjustment expenses which is approximately $1.9 million higher than the midpoint of the actuarial range. It would be expected that management's best estimate would move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

Recognition of profit sharing commissions. Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate.

The following table details the profit sharing commission revenue sensitivity of the Standard Commercial Segment to the actual ultimate loss ratio for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance.

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio profit sharing commission booked at December 31, 2006	61.5%	60.5%	60.0%	61.5%

Effect of actual 5.0% above estimated loss ratio at December 31, 2006	($807,577)	($2,451,606)	($3,130,187)	($1,958,759)
Effect of actual 5.0% below estimated loss ratio at December 31, 2006	$1,594,965	$2,132,946	$2,072,880	$1,958,759

The following table details the profit sharing commission revenue sensitivity of the Specialty Commercial Segment for the effective quota share treaty with Republic at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance.

Treaty Effective Date
1/1/06
Provisional loss ratio	65.0%
Estimated ultimate loss ratio booked to at December 31, 2006	65.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2006	-
Effect of actual 5.0% below estimated loss ratio at December 31, 2006	$1,650,155

Results of Operations

Comparison of Years ended December 31, 2006 and December 31, 2005

Management overview. During fiscal 2006, our total revenues were $202.7 million, representing a 132.9% increase over the $87.0 million in total revenues for fiscal 2005. The acquisition of the subsidiaries included in the Specialty Commercial Segment in the first quarter of 2006 contributed $80.7 million to the increase in total revenues for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The following table provides additional information concerning the increases in revenue contributed by these acquisitions.

Year Ended
December 31,
2006
(in thousands)

Earned premium on retained business	$39,670
Third party commission revenue	36,111
Investment income, finance charges and
other revenue items	4,908
Revenue contributions from acquisitions	$80,689

The retention of business produced in the Standard Commercial Segment that was previously retained by third parties also contributed $48.3 million to the increase in revenue, but was partially offset by lower ceding commission revenue of $15.7 million and lower processing and service fees of $2.7 million primarily attributable to the shift from a third-party agency structure to an insurance underwriting structure. Earned premium from the Personal Segment contributed $4.9 million and additional finance charges contributed $0.4 million to the increase in revenue, but were partially offset by lower ceding commission revenue of $1.8 million and lower processing and service fees of $0.3 million attributable to increased retention of the policies produced. The investment of funds derived from the implementation of our 2005 capital plan and a trust account to secure the future guaranteed payments to the sellers of acquired subsidiaries contributed another $3.4 million to revenue for fiscal 2006 as compared to fiscal 2005. These increases were partially offset by realized losses on our investment portfolio of $1.5 million in 2006.

We reported net income of $9.2 million for the year ended December 31, 2006, which is the same as the year ended December 31, 2005. On a diluted per share basis, net income was $0.53 for fiscal 2006 as compared to $0.76 for fiscal 2005. The decrease in diluted earnings per share was partially due to issuing an additional 6.3 million shares during fiscal 2006. In addition, during fiscal 2006 we recorded $9.6 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and converted to common stock during the second quarter of 2006. In the absence of this non-cash expense, our net income for the year ended December 31, 2006 would have been $15.3 million representing a 66.1% increase over the year ended December 31, 2005.

The following is a reconciliation of our net income without such interest expense to our reported results. Management believes this reconciliation provides useful supplemental information in evaluating the operating results of our business. This disclosure should not be viewed as a substitute for net income determined in accordance with GAAP.

Year Ended
December 31, 2006
(in thousands)

Income excluding interest expense
from amortization of discount, net of tax	$15,257

Interest expense from amortization of discount	9,625
Less related tax effect	(3,559)
6,066

Net income	$9,191

Excluding the interest expense from amortization of discount, the increase in net income for the year ended December 31, 2006 versus the year ended December 31, 2005 was primarily attributable to the results of the newly acquired subsidiaries of the Specialty Commercial Segment, additional investment income and the retention of business produced by the Standard Commercial Segment beginning in the third quarter of 2005. These increases were partially offset by (i) additional interest expense on borrowings to finance the acquisitions of the subsidiaries in the Specialty Commercial Segment, (ii) lower results from the Personal Segment due primarily to favorable prior accident year loss development recognized in 2005 and the runoff of third party revenue recognized in 2005 from assuming 100% of the Texas non-standard auto business beginning in the fourth quarter of 2004, (iii) increased corporate operating expenses, (iv) realized losses on our investment portfolio and (v) additional income tax due to an increase in our federal statutory rate from 34% to 35% in 2006 attributable to higher taxable income.

The following is additional business segment information for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

	(in thousands)
Produced premium	91,679	156,490	45,135	-	293,304

Gross premiums written	91,070	77,740	45,135	-	213,945
Ceded premiums written	(8,850)	(2,167)	-	-	(11,017)

Net premiums written	82,220	75,573	45,135	-	202,928
Change in unearned premiums	(12,146)	(35,903)	(2,818)		(50,867)

Net premiums earned	70,074	39,670	42,317	-	152,061

Total revenues	75,325	80,689	46,998	(271)	202,741

Losses and loss adjustment expenses	38,799	21,908	26,443	(33)	87,117

Pre-tax income (loss)	11,757	14,309	8,760	(20,501)	14,325

Net loss ratio (1)	55.4%	55.2%	62.5%		57.3%
Net expense ratio (2)	29.4%	30.5%	24.9%		28.4%

Net combined ratio (3)	84.8%	85.7%	87.4%		85.7%

	Year Ended December 31, 2005
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

	(in thousands)
Produced premium	81,721	-	36,345	-	118,066

Gross premiums written	52,952	-	36,515	-	89,467
Ceded premiums written	(1,703)	-	488	-	(1,215)

Net premiums written	51,249	-	37,003	-	88,252
Change in unearned premiums	(29,498)	-	430	-	(29,068)

Net premiums earned	21,751	-	37,433	-	59,184

Total revenues	43,067	-	43,907	61	87,035

Losses and loss adjustment expenses	12,610	-	21,239	(65)	33,784

Pre-tax income (loss)	6,651	-	11,647	(4,830)	13,468

Net loss ratio (1)	58.0%		56.7%		57.1%
Net expense ratio (2)	34.4%		28.8%		30.8%

Net combined ratio (3)	92.4%		85.5%		87.9%

1 Net loss ratio is calculated as total net losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP.

2 Net expense ratio is calculated as total underwriting expenses of our insurance company subsidiaries, including allocated overhead expenses and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. During the fourth quarter of fiscal 2006, we adopted the widely used industry calculation that offsets expenses with agency fee income. All prior period comparative expense ratios have been restated.

3 Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment. Net written premium for the Standard Commercial Segment was $82.2 million for the year ended December 31, 2006, or 60.4% more than the $51.2 million for the year ended December 31, 2005. Beginning in the third quarter of fiscal 2005, the Standard Commercial Segment began retaining written premium through AHIC that was previously retained by third parties. On July 1, 2005, the Standard Commercial Segment assumed $20.1 million of in-force policies previously produced for Clarendon.

The total revenue for the Standard Commercial Segment of $75.3 million for the year ended December 31, 2006 was $32.3 million more than the $43.1 million reported the prior year. This 74.9% increase in total revenue was primarily due to an increase of $48.3 million in net premiums earned. Increased net investment income contributed an additional $2.2 million to the increase in total revenue. These increases were partially offset by lower ceding commission revenue of $15.6 million primarily due to the shift from a third party agency structure to an insurance underwriting structure and also affected by lower than expected profit sharing commission. The increase in total revenue was also partially offset by lower processing and service fees of $2.7 million attributable to the change to an insurance underwriting structure.

Pre-tax income for the Standard Commercial Segment of $11.8 million for the year ended December 31, 2006 increased $5.1 million, or 76.8%, over the $6.7 million reported for the prior year. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $26.2 million and additional operating expenses, mostly due to increased premium production, of $1.0 million. The Standard Commercial Segment reported a net loss ratio of 55.4% for the year ended December 31, 2006 as compared to a net loss ratio of 58.0% for the prior year. The loss ratios gross of reinsurance were 55.4% and 55.7% for the years ended December 31, 2006 and 2005, respectively. The slight decrease in the gross loss ratio was partially impacted by $0.2 million of favorable reserve development from prior accident years recognized during 2006. There was no prior year reserve development recognized during the year ended December 31, 2005 as we began retaining this business during the third quarter of 2005. The Standard Commercial Segment reported net expense ratios of 29.4% and 34.4% for the years ended December 31, 2006 and 2005, respectively. The net expense ratio for 2005 was higher primarily due to costs to assume from Clarendon the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment. All of the subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006. The $80.7 million of total revenue was derived mostly from $39.7 million of earned premium on produced business that was assumed by our insurance company subsidiaries and third party commission revenue of $36.1 million on the portion of business produced by the Specialty Commercial Segment that was retained by third parties. The remaining $4.9 million of revenue was primarily derived from investment income and finance charges.

Pre-tax income for the Specialty Commercial Segment of $14.3 million was primarily due to revenue as discussed above less (i) $42.0 million in operating expenses, comprised mostly of commission expense and salary related expenses, (ii) incurred losses and loss adjustment expenses of $21.9 million on the portion of business assumed by our insurance company subsidiaries, (iii) $2.3 million of amortization of intangible assets related to the acquisitions of the subsidiaries included in the Specialty Commercial Segment, and (iv) $0.2 million in interest expense.

Personal Segment. Net premium written in the Personal Segment increased $8.1 million during the year ended December 31, 2006 to $45.1 million compared to $37.0 million for the year ended December 31, 2005. The increase in premium was due mostly to new state expansion during 2006.

Total revenue for the Personal Segment increased 7.0% to $47.0 million for the year ended December 31, 2006 from $43.9 million the prior year. Higher earned premium of $4.9 million and higher finance charges of $0.4 million was partially offset by lower ceding commission revenue of $1.8 million and lower processing and service fees of $0.3 million due to the 100% assumption of the Texas non-standard automobile premium beginning late in 2004.

Pre-tax income for the Personal Segment decreased $2.9 million, or 24.8%, for the year ended December 31, 2006 compared to the prior year. The primary reason for the decline in pre-tax income for the year ended December 31, 2006 was increased losses and loss adjustment expenses of $5.2 million as evidenced by an increase in the net loss ratio to 62.5% versus 56.7% reported in 2005. The increase in the net loss ratio was primarily attributable to a competitive pricing environment and favorable reserve development of $2.4 million recognized during 2005 as compared to $0.9 million recognized during 2006. In addition, new business written as a result of new programs and expansion into new states had not yet benefited from the reduced loss ratios typically associated with renewals of seasoned business. The increase in losses and loss adjustment expenses was partially offset by the increase in revenue discussed above. The Personal Segment reported net expense ratios of 24.9% and 28.8% for the years ended December 31, 2006 and 2005, respectively. The decrease in the net expense ratio was primarily a function of increased earned premium and policy fees income in 2006 without corresponding increases in expenses.

Corporate. Total revenue for corporate decreased by $0.3 million for the year ended December 31, 2006 as compared to the prior year. The decrease was primarily due to $1.5 million in realized losses on our investment portfolio in 2006. This was partially offset by $1.0 million in interest earned on a trust account established in the first quarter of 2006 securing the guaranteed future payments to the sellers of acquired subsidiaries. (See Note 1, "Accounting Policies" and Note 8, "Structured Settlements.")

Corporate pre-tax loss was $20.5 million for the year ended December 31, 2006 as compared to $4.8 million for the prior year. The increased pre-tax loss was primarily due to $9.6 million in interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. This interest expense had no impact on our cash flow or book value. Also contributing to the increased corporate pre-tax loss was additional interest expense of $4.3 million comprised of: (i) $1.1 million from the trust preferred securities issued in the second quarter of 2005 (see Note 7, "Notes Payable"); (ii) $1.1 million of amortization of the discount on the future guaranteed payments to the sellers of acquired subsidiaries (see Note 8, "Structured Settlements"); (iii) $1.0 million from a related party promissory note issued in January 2006; (iv) $0.8 million from borrowings under our revolving credit facility in January 2006 (see Note 7, "Notes Payable" and Note 9, "Credit Facilities"); and (v) $0.3 million from the convertible notes issued in January 2006. Also contributing to the increase in pre-tax loss was increased salary and related expenses of $0.9 million, professional services of $0.4 million, decreased revenue discussed above and travel expenses of $0.2 million.

Comparison of Years ended December 31, 2005 and December 31, 2004

Management overview. Total revenues for 2005 increased $23.9 million, or 37.9%, as compared to 2004, primarily as a result of a $19.5 million increase in revenues from the Standard Commercial Segment due to the transition to AHIC, beginning in the third quarter of 2005, of commercial premium previously produced for Clarendon. Income before tax for 2005 increased $4.9 million over 2004. The improvement in operating earnings reflected additional investment income on capital raised in 2005, the transition of the commercial business and improved underwriting results.

Segment information. The following is additional business segment information for the year ended December 31, 2005 and 2004:

	Year Ended December 31, 2005
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

	(in thousands)
Produced premium	81,721	-	36,345	-	118,066

Gross premiums written	52,952	-	36,515	-	89,467
Ceded premiums written	(1,703)	-	488	-	(1,215)

Net premiums written	51,249	-	37,003	-	88,252
Change in unearned premiums	(29,498)	-	430	-	(29,068)

Net premiums earned	21,751	-	37,433	-	59,184

Total revenues	43,067	-	43,907	61	87,035

Losses and loss adjustment expenses	12,610	-	21,239	(65)	33,784

Pre-tax income (loss)	6,651	-	11,647	(4,830)	13,468

Net loss ratio (1)	58.0%		56.7%		57.1%
Net expense ratio (2)	34.4%		28.8%		30.8%

Net combined ratio (3)	92.4%		85.5%		87.9%

	Year Ended December 31, 2004
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

	(in thousands)
Produced premium	75,808	-	43,497	-	119,305

Gross premiums written	-	-	33,389	-	33,389
Ceded premiums written	-	-	(322)	-	(322)

Net premiums written	-	-	33,067	-	33,067
Change in unearned premiums	-	-	(622)	-	(622)

Net premiums earned	-	-	32,445	-	32,445

Total revenues	23,563	-	39,555	3	63,121

Losses and loss adjustment expenses	-	-	19,243	(106)	19,137

Pre-tax income (loss)	3,028	-	8,109	(2,535)	8,602

Net loss ratio (1)			59.3%		59.0%
Net expense ratio (2)			23.2%		23.2%

Net combined ratio (3)			82.5%		82.2%

1 Net loss ratio is calculated as total net losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP.

2 Net expense ratio is calculated as total underwriting expenses of our insurance company subsidiaries, including allocated overhead expenses and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. During the fourth quarter of fiscal 2006, we adopted the widely used industry calculation that offsets expenses with agency fee income. All prior period comparative expense ratios have been restated.

3 Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment. Beginning in the third quarter of 2005, the Standard Commercial Segment began retaining written premium through AHIC. Retention of this written premium was accomplished through the assumption of in-force policies from Clarendon at July 1, 2005, the assumption of Clarendon policies issued subsequent to July 1, 2005, and the issuance of AHIC policies. This resulted in net written premium of $51.2 million for 2005.

Total revenue for the Standard Commercial Segment of $43.1 million for 2005 was $19.5 million more than the $23.6 million reported in 2004. This 82.8% increase in total revenue was primarily due to net premiums earned of $21.8 million from the issuance of AHIC policies and the assumption of premium from Clarendon for business produced by this segment. Increased net investment income contributed $1.5 million to the increase in revenue. These increases in revenue were partially offset by lower ceding commission revenue of $3.2 million and lower processing and service fees of $0.6 million, in both cases due to the shift from a third-party agency structure to an insurance underwriting structure. Total earned premium generated by the Standard Commercial Segment for 2005, including premium retained by Clarendon, was $78.1 million as compared to $72.5 million for 2004.

Pretax income for the Standard Commercial Segment of $6.6 million for 2005 increased $3.6 million, or 119.6%, over the $3.0 million reported for 2004. Increased revenue, as discussed above, was the primary reason for the increase in pretax income, partially offset by losses and loss adjustment expenses of $12.6 million and additional production expenses of $3.2 million caused by increased retail agent commissions from higher premium production, as well as additional ceding commission expense from the assumption of premium from Clarendon. The Standard Commercial Segment had a loss ratio of 58.0% for 2005. The Standard Commercial Segment had no loss ratio for 2004 because we did not retain any of the premium produced by this segment during 2004.

Personal Segment. Net premium written by the Personal Segment increased $3.9 million during 2005 to $37.0 million compared to $33.1 million during 2004. The increase was due mainly to AHIC assuming 100% of the Texas non-standard personal automobile business produced by this segment and underwritten by a third party, effective October 1, 2004. Prior to October 1, 2004, AHIC assumed only 45% of this business. Total premium production for 2005 declined $7.2 million, or 16.4%, to $36.3 million from the $43.5 million produced in 2004. The decline in produced premium reflected increased rate competition.

Revenue for the Personal Segment increased 11.0% to $43.9 million for 2005 from $39.6 million for 2004. Increased net premium earned of $5.0 million due to higher assumed premium volume was the primary cause of this increase. Also driving the increased revenue was a $0.9 million increase in investment income due to an increase in the investment portfolio from the completion of our capital plan. These increases were partially offset by a $1.2 million decrease in ceding commission income resulting from AHIC assuming 100% of the Texas non-standard personal automobile business effective October 1, 2004.

Pretax income for the Personal Segment increased $3.5 million, or 43.6%, for 2005 compared to 2004. Net investment income and realized gains and losses contributed $1.0 million to the increase in pretax income for 2005 over 2004. Improved underwriting results, as evidenced by a loss ratio of 56.7% in 2005 as compared to 59.3% in 2004, contributed $1.0 million to the increase in pretax income in 2005. Taking into consideration the effect on ceding commissions, losses and loss adjustment expenses and premium production costs, the changes in premium volume produced and assumed contributed approximately $0.9 million to the increase in pretax income. Lower technical service costs from integrating PIIC's back office systems that were previously outsourced contributed $0.4 million and lower salary and related expenses contributed $0.3 million to the increase in pretax income.

Corporate. Corporate pretax loss was $4.8 million for 2005 as compared to $2.5 million for 2004. The increase was due mostly to additional interest expense of $1.2 million from the issuance of trust preferred securities in June 2005, increased salary expense of $0.6 million from increased headcount, including the transfer of accounting positions from both segments to Corporate late in 2004 and additional audit and legal fees of $0.2 million due primarily to the implementation of our capital plan in 2005.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2006, Hallmark had $3.0 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.3 million as of December 31, 2006.

Property/casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2007, our insurance company subsidiaries' ordinary dividend capacity is $12.4 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the year ended December 31, 2006 or 2005.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Phoenix General Agency paid $1.3 million, $1.8 million and $0.6 million in management fees to Hallmark during 2006, 2005 and 2004, respectively. PIIC paid $1.2 million in management fees to Phoenix General Agency during each of 2006, 2005 and 2004. AHIC did not pay any management fees during 2006, 2005 or 2004. GSIC did not pay any management fees during 2006.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2006, our insurance company subsidiaries reported statutory capital and surplus of $133.9 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, "Item 1. Business - Insurance Regulation - Risk-based Capital Requirements.") As of December 31, 2006, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

For the year ended December 31, 2006, our total statutory premium-to-surplus percentage was 151% as compared to 88% for the year ended December 31, 2005. The additional retention of produced premium was the primary cause for this increase.

Comparison of December 31, 2006 to December 31, 2005

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2006 were $237.1 million compared to $139.6 million at December 31, 2005. The acquisitions of the subsidiaries included in the Specialty Commercial Segment accounted for $21.0 million of this increase, while the remainder of the increase was primarily the result of the retention of business produced by both our Standard Commercial Segment and Specialty Commercial Segment.

Comparison of Years Ended December 31, 2006 and December 31, 2005

Net cash provided by our consolidated operating activities was $76.2 million for the year ended December 31, 2006 compared to $29.5 million for the year ended December 31, 2005. The increase in operating cash flow primarily resulted from the retention of business produced in the Standard Commercial Segment and Specialty Commercial Segment in 2006 that was not retained by us in 2005. The net effect on operating cash flows was an increase of $93.6 million resulting from an increase in collected premiums net of paid losses and loss adjustment expenses partially offset by lower collected commission and claim fee revenue. Increased collected commission revenue of $26.5 million primarily from the acquisition of the subsidiaries included in the Specialty Commercial Segment, increased collected investment income of $4.4 million and increased collected finance charges of $2.0 million primarily from the acquisition of PAAC were partially offset by an increase in paid operating expenses of $69.5 million driven primarily from these acquisitions, additional interest paid mostly on debt financing these acquisitions of $3.5 million and increased tax payments of $6.7 million due to higher taxable earnings.

Cash used by investing activities during the year ended December 31, 2006 was $91.8 million as compared to $73.1 million for the prior year. The increase in cash used by investing activities was mostly due to the acquisitions of the subsidiaries included in the Specialty Commercial Segment in the first quarter of 2006 which used $26.0 million, net of cash acquired. Also contributing to the increase in cash used by investing activities was the funding of $25.0 million to a trust account securing the future guaranteed payments to the sellers of acquired subsidiaries, as well as PAAC's $2.8 million repayment of premium finance notes, net of premium finance notes originated. Partially offsetting these uses was a $17.3 million increase in maturities and redemptions of investments (including short-term) in 2006 versus 2005, a decrease in purchases of debt and equity securities of $11.8 million and a release of $2.2 million from restricted cash and investments in 2006 versus $3.8 million transferred to restricted in 2005.

Cash provided by financing activities during the year ended December 31, 2006 was $52.6 million as compared to $75.1 million for the prior year. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. ("Newcastle Partners") in the amount of $12.5 million to fund the cash required to close the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. This note bore interest at the rate of 10% per annum. The second debt instrument was $25.0 million in subordinated convertible promissory notes issued to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (collectively, the "Opportunity Funds"). The principal and accrued interest on the convertible notes was converted to approximately 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. In October 2006, we repaid the promissory note to Newcastle Partners and repaid $12.2 million of the outstanding principal balance of our revolving credit facility, in each case with $24.7 million in net proceeds received from our public equity offering. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E. Schwarz.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. During 2006, the interest rate ranged from 6.66% to 7.42% per annum. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes, including prohibiting us from entering into new lines of business. The amended and restated credit agreement terminates on January 27, 2008. As of December 31, 2006, there was $2.8 million outstanding under our revolving credit facility, and we were in compliance with all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between Hallmark General Agency and Clarendon effective July 1, 2004.

PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. During 2006, the interest rate ranged from 7.25% to 8.25% per annum. PAAC's obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of December 31, 2006, $2.0 million was outstanding under this revolving credit facility and PAAC was in compliance with or had obtained waivers of all of its covenants.

Trust Preferred Securities

On June 21, 2005, our newly formed trust subsidiary completed a private placement of $30.0 million of 30-year floating-rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25%. As of December 31, 2006, the note balance was $30.9 million.

Other Debt Obligations

On January 3, 2006, we executed a promissory note payable to Newcastle Partners, L.P., an affiliate of our Executive Chairman, in the amount of $12.5 million in order to obtain funding to complete the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The promissory note bore interest at 10% per annum. The principal of the promissory note, together with accrued interest was repaid in October 2006 with the proceeds from our public equity offering.

On January 27, 2006, we issued an aggregate of $25.0 million in subordinated convertible promissory notes to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P., affiliates of our Executive Chairman, in order to fund the structure settlement trust account related to our acquisition of the TGA Operating Unit. Each convertible note bore interest at 4% per annum, which rate would have increased to 10% per annum in the event of default. Interest was payable quarterly in arrears commencing March 31, 2006. Principal and all accrued but unpaid interest was due at maturity on July 27, 2007. The principal and accrued interest on the convertible notes was converted to approximately 3.3 million shares of our common stock during the second quarter of 2006.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million payable $14.2 million on or before January 1, 2007, and $9.5 million on or before January 1, 2008. We are also obligated to pay to the sellers an additional $0.8 million on or before January 1, 2007 and an additional $0.5 million on or before January 1, 2008 in consideration of the sellers' compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two year U.S. Treasuries purchased as the only permitted investment of the trust account. The trust account is classified in restricted cash and investments on our consolidated balance sheet. As of December 31, 2006, the balance of the structured settlements was $24.6 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2006. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and loss adjustment expenses are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period
	Total	2007	2008-2009	2010-2011	After 2011

Notes payable	35,763	2,035	2,800	-	30,928
Interest on note payable	66,344	2,598	4,650	4,635	54,461
Structured settlements	25,000	15,000	10,000	-	-
Unpaid losses and loss
adjustment expenses	77,564	39,238	29,629	6,355	2,342
Operating leases	5,251	1,705	2,565	981	-
Purchase obligations	5,158	991	1,744	1,605	818

Conclusion

Based on 2007 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Effects of Inflation

We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claim costs. The effects of inflation are considered in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on results of operations are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to the upward trend in the judicial awards for damages. We attempt to mitigate the effects of inflation in the pricing of policies and establishing reserves for losses and loss adjustment expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We believe that interest rate risk, credit risk and equity risk are the types of market risk to which we are principally exposed.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2006 was $158.3 million. The effective duration of our portfolio as of December 31, 2006 was 2.5 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.5%, or $3.9 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 2.5%, or $3.9 million, increase in the market value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2006, our fixed-income investments were in the following: U.S. Treasury securities - 41.5%; municipal securities - 32.9%; and corporate securities - 25.6%. As of December 31, 2006, 89.9% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we use financially strong reinsurers with an A.M. Best rating of "A-" (Excellent) or better.

Equity price risk. Investments in equity securities which are subject to equity price risk made up 2.8% of our portfolio as of December 31, 2006. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2006 was $4.6 million. The fair value of our equity securities would increase or decrease by $1.4 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders' equity by 0.9%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.

Description	Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended	F-4
December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity and Comprehensive Income	F-5
for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended	F-7
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements	F-8

Unaudited Selected Quarterly Information	F-34

Financial Statement Schedules	F-35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures and have concluded that such controls and procedures are effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

	Unaudited Selected Quarterly Information	Page F-33
Schedule II - Condensed Financial Information of Registrant - Hallmark
	Financial Services, Inc. (Parent Company Only)	Page F-34
	Schedule III - Supplemental Insurance Information	Page F-37
	Schedule IV - Reinsurance	Page F-38
Schedule VI - Supplemental Information Concerning Property-Casualty
	Insurance Operations	Page F-39

(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description

3.1

Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

4.1

Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.2

Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed June 27, 2005).

4.3

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

4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6

First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

4.7

Form of Registration Rights Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

10.1

Office Lease for 14651 Dallas Parkway, Dallas, Texas, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.2

Tenth Amendment to Office Lease for 14651 Dallas Parkway, Dallas, Texas, dated May 5th, 2003, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

10.3

Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.4

Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated February 18, 1997, between Pan American Acceptance Corporation and Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.5

Amendment No. 1 to Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated June 10, 2002, between Pan American Acceptance Corporation and San Antonio Technology Center Corporation, as successor to Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.6

Amendment No. 2 to Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated February 27, 2003, between Pan American Acceptance Corporation and San Antonio Technology Center Corporation, as successor to Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.7

Amendment No. 3 to Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated November 10, 2004, between Pan American Acceptance Corporation and San Antonio Technology Center Corporation, as successor to Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.8

Amended and Restated Lease Agreement for 14990 Landmark Boulevard, Addison, Texas, dated December 13, 2005, between Aerospace Managers, Inc. and Donnell Investments, L.L.C. (incorporated by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.9*	1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.10*

First Amendment to Hallmark Financial Services, Inc. 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(bm) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.11*	1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12*

First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(bn) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.13*

Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(e) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.14*

Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.15*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 3, 2005).

10.16*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed June 3, 2005).

10.17*	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed June 3, 2005).

10.18*

Employment Agreement dated as of February 1, 2006, among Aerospace Holdings, LLC, Hallmark Financial Services, Inc. and Curtis R. Donnell (incorporated by reference to Exhibit 10.18 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.19*

Employment Agreement dated as of February 1, 2006, between Texas General Agency, Inc. and Donald E. Meyer (incorporated by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.20

Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 27, 2005).

10.21

Form of Purchase Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 2, 2006).

10.22

Purchase Agreement dated November 9, 2005, by and among Hallmark Financial Services, Inc. and Samuel M. Cangelosi, Donate A. Cangelosi and Donald E. Meyer (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed November 14, 2005).

10.23

Purchase Agreement dated November 23, 2005, by and among Hallmark Financial Services, Inc. and Samuel M. Cangelosi, Donate A. Cangelosi and Carol A. Meyer (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed November 30, 2005).

10.24

Purchase Agreement dated December 12, 2005, by and among Hallmark Financial Services, Inc. and Donnell Children Revocable Trust and Curtis R. Donnell (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed December 13, 2005).

10.25

Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (incorporated by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.26

Amendment No. 1 to Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (incorporated by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.27

Amendment No. 2 to Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (incorporated by reference to Exhibit 10.27 to the registrant's Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.28+	Amendment No. 3 to Quota Share Reinsurance Treaty attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company.
21+	List of subsidiaries of the registrant.

23+	Consent of KPMG LLP

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 20, 2007	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 20, 2007	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 20, 2007	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 20, 2007	/s/ James H. Graves
James H. Graves, Director

Date:	March 20, 2007	/s/ George R. Manser
George R. Manser, Director

Date:	March 20, 2007	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income	F-5
for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended	F-7
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements	F-8

Unaudited Selected Quarterly Information	F-34

Financial Statement Schedules	F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
March 20, 2007

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands)

ASSETS	2006	2005
Investments:
Debt securities, available-for-sale, at fair value	$125,784	$79,360
Equity securities, available-for-sale, at fair value	4,580	3,403
Short-term investments, available-for-sale, at fair value	25,275	12,281

Total investments	155,639	95,044

Cash and cash equivalents	81,474	44,528
Restricted cash and investments	31,815	13,802
Prepaid reinsurance premiums	1,629	767
Premiums receivable	44,644	26,530
Accounts receivable	13,223	2,083
Reinsurance recoverable	5,930	444
Deferred policy acquisition costs	17,145	9,164
Excess of cost over fair value of net assets acquired	31,427	4,836
Intangible assets	26,074	459
Deferred federal income taxes	-	3,992
Prepaid expenses	1,769	802
Other assets	5,184	6,455

	$415,953	$208,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$35,763	$30,928
Structured settlements	24,587	-
Reserves for unpaid losses and loss adjustment expenses	77,564	26,321
Unearned premiums	91,606	36,027
Unearned revenue	5,734	4,055
Reinsurance balances payable	1,060	116
Accrued agent profit sharing	1,784	2,173
Accrued ceding commission payable	3,956	11,430
Pension liability	3,126	2,932
Deferred federal income taxes	2,310	-
Current federal income tax payable	2,132	300
Accounts payable and other accrued expenses	15,600	9,436

	265,222	123,718

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2006 and 16,666,667
shares in 2005; issued 20,776,066 shares in 2006 and 14,476,102 shares in 2005	3,740	2,606
Capital in excess of par value	117,932	62,907
Retained earnings	31,480	22,289
Accumulated other comprehensive loss	(2,344)	(2,597)
Treasury stock, 7,828 shares in 2006 and 2,470 shares in 2005, at cost	(77)	(17)

Total stockholders' equity	150,731	85,188

	$415,953	$208,906

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
Gross premiums written	$213,945	$89,467	$33,389
Ceded premiums written	(11,017)	(1,215)	(322)

Net premiums written	202,928	88,252	33,067
Change in unearned premiums	(50,867)	(29,068)	(622)

Net premiums earned	152,061	59,184	32,445

Investment income, net of expenses	10,461	3,836	1,386
Realized gains (losses)	(1,466)	58	(27)
Finance charges	3,983	2,044	2,183
Commission and fees	35,343	16,703	21,100
Processing and service fees	2,330	5,183	6,003
Other income	29	27	31

Total revenues	202,741	87,035	63,121

Losses and loss adjustment expenses	87,117	33,784	19,137
Other operating costs and expenses	83,583	38,492	35,290
Interest expense	5,798	1,264	64
Interest expense from amortization of discount on convertible notes	9,625	-	-
Amortization of intangible asset	2,293	27	28

Total expenses	188,416	73,567	54,519

Income before income tax	14,325	13,468	8,602

Income tax expense	5,134	4,282	2,753

Net income	$9,191	$9,186	$5,849

Common stockholders net income per share:
Basic	$0.53	$0.76	$0.83

Diluted	$0.53	$0.76	$0.82

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
for the years ended December 31, 2006, 2005 and 2004
(in thousands)

	Number		Capital In		Accumulated Other		Number	Total	Comprehensive
	of	Par	Excess of	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Par Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2003	6,143	$1,106	$19,693	$7,254	$ (93)	$(563)	81	$27,397

Amortization of fair value of stock options granted	-	-	28	-	-	-	-	28
Stock options exercised	-	-	(74)	-	-	122	(18)	48

Comprehensive income:
Net income	-	-	-	5,849	-	-	-	5,849	$5,849

Other comprehensive income:
Additional minimum pension liability	-	-	-	-	(1,198)	-	-	(1,198)	(1,198)
Net unrealized holding gains arising during period	-	-	-	-	438	-	-	438	438
Reclassification adjustment for losses included in net income	-	-	-	-	(218)	-	-	(218)	(218)

Net unrealized gains on securities					220			220	220

Total other comprehensive loss before tax					(978)			(978)	(978)
Tax effect on other comprehensive loss					312			312	312

Other comprehensive loss after tax					(666)			(666)	(666)

Comprehensive income									$5,183

Balance at December 31, 2004	6,143	$1,106	$19,647	$13,103	$(759)	$(441)	63	$32,656

Rights offering	8,333	1,500	43,391	-	-	-	-	44,891
Amortization of fair value of stock options granted	-	-	63	-	-	-	-	63
Stock options exercised	-	-	(194)	-	-	424	(61)	230

Comprehensive income:
Net income	-	-	-	9,186	-	-	-	9,186	$9,186

Other comprehensive income:
Additional minimum pension liability	-	-	-	-	(761)	-	-	(761)	(761)
Net unrealized holding gains arising during period	-	-	-	-	(1,932)	-	-	(1,932)	(1,932)
Reclassification adjustment for losses included in net income	-	-	-	-	(107)	-	-	(107)	(107)

Net unrealized losses on securities					(2,039)			(2,039)	(2,039)

Total other comprehensive loss before tax					(2,800)			(2,800)	(2,800)
Tax effect on other comprehensive loss					962			962	962

Other comprehensive loss after tax					(1,838)			(1,838)	(1,838)

Comprehensive income									$7,348

Balance at December 31, 2005	14,476	$2,606	$62,907	$22,289	$(2,597)	$ (17)	2	$85,188

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
for the years ended December 31, 2006, 2005 and 2004
(in thousands)

			Capital		Accumlated
	Number		In		Other		Number	Total	Comprehensive
	of	Par	Excess of	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Par Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2005	14,476	$2,606	$62,907	$22,289	$(2,597)	$ (17)	2	$85,188

Stock offering	3,000	540	24,149	-	-	-	-	24,689

Amortization of fair value of stock options granted	-	-	157	-	-	-	-	157

Discount on convertible note, net of tax	-	-	6,066	-	-	-	-	6,066

Conversion of note payable to common stock	3,300	589	24,562	-	-	-	-	25,151

Stock options exercised, net of tax	-	5	91	-	-	(60)	6	36

Comprehensive income:
Net income	-	-	-	9,191	-	-	-	9,191	$9,191

Other comprehensive income:
Additional minimum pension liability	-	-	-	-	(226)	-	-	(226)	(226)

Net unrealized holding gains arising during period	-	-	-	-	1,329	-	-	1,329	1,329
Reclassification adjustment for losses included in net income	-	-	-	-	(740)	-	-	(740)	(740)

Net unrealized gains on securities					589			589	589

Total other comprehensive income before tax					363			363	363
Tax effect on other comprehensive income					(110)			(110)	(110)

Other comprehensive income after tax					253			253	253

Comprehensive income									$9,444

Balance at December 31, 2006	20,776	$3,740	$ 117,932	$31,480	$(2,344)	$ (77)	8	$ 150,731

The accompanying notes are an integral
Part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(In thousands)
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,191	$9,186	$5,849

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,214	413	450
Amortization of beneficial conversion feature	9,625	-	-
Amortization of discount on structured settlement	1,045	-	-
Deferred income tax expense (benefit)	(6,529)	2,143	(787)
Realized (gain) loss on investments	1,466	(58)	27
Change in prepaid reinsurance premiums	(862)	(767)	291
Change in premiums receivable	6,392	(22,427)	(70)
Change in prepaid commissions	1,306	-	-
Change in accounts receivable	(4,484)	1,411	(99)
Change in deferred policy acquisition costs	(7,981)	(1,689)	(329)
Change in unpaid losses and loss adjustment expenses	41,753	6,673	(8,808)
Change in unearned premiums	51,635	29,835	330
Change in unearned revenue	(7,861)	(7,228)	1,093
Change in accrued agent profit sharing	(389)	298	364
Change in reinsurance recoverable	(4,846)	2,639	7,433
Change in reinsurance balances payable	295	116	-
Change in current federal income tax payable/recoverable	1,745	(1,043)	1,968
Excess tax benefits from share-based payment arrangements	(25)	-	-
Change in accrued ceding commission payable	(7,474)	9,735	531
Change in all other liabilities	(13,075)	3,817	(1,661)
Change in all other assets	2,027	(3,512)	757

Net cash provided by operating activities	76,168	29,542	7,339

Cash flows from investing activities:
Purchases of property and equipment	(685)	(532)	(389)
Acquisitions of subsidiaries, net of cash received	(25,964)	-	-
Premium finance notes repaid, net of finance notes originated	(2,750)	-	43
Change in restricted cash and investments	(22,764)	(3,835)	(3,458)
Purchases of debt and equity securities	(46,813)	(58,605)	(6,670)
Proceeds from maturities and redemptions of securities	19,980	1,747	6,115
Net (purchases) redemptions of short-term investments	(12,776)	(11,832)	344

Net cash used in investing activities	(91,772)	(73,057)	(4,015)

Cash flows from financing activities:
Proceeds from borrowings	52,500	30,928	-
Debt issuance costs	-	(907)	-
Proceeds from equity offerings	24,689	44,891	-
Proceeds from exercise of employee stock options	36	230	48
Excess tax benefits from share-based payment arrangements	25	-	-
Repayment of borrowings	(24,700)	-	(991)

Net cash provided by (used in) financing activities	52,550	75,142	(943)

Increase in cash and cash equivalents	36,946	31,627	2,381
Cash and cash equivalents at beginning of year	44,528	12,901	10,520

Cash and cash equivalents at end of year	$81,474	$44,528	$12,901

Supplemental cash flow information:
Interest (paid)	$(4,678)	$(1,167)	$(64)

Income taxes (paid)	$(9,830)	$(3,182)	$(1,700)

We transferred $7.6 million of fixed-income investments from restricted investments to debt securities available-for-sale during 2006, transferred $3.4 million of fixed-income investments from debt securities, available-for-sale to restricted investments during 2005 and transferred $2.4 million of fixed-income investments from restricted investments to debt securities available-for-sale during 2004.

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Accounting Policies:

General

Hallmark Financial Services, Inc. ("Hallmark" and, together with subsidiaries, "we," "us" or "our") is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma, Arkansas and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Idaho, Oregon and Washington; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services.

We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our three insurance company subsidiaries. Our HGA Operating Unit handles commercial insurance products and services and is comprised of Hallmark General Agency, Inc. ("Hallmark General Agency") and Effective Claims Management, Inc. Our TGA Operating Unit handles primarily commercial insurance products and services and is comprised of Texas General Agency, Inc. ("Texas General Agency"), Pan American Acceptance Corporation ("PAAC") and TGA Special Risk, Inc. ("TGASRI"). Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. ("Aerospace Insurance Managers"), Aerospace Special Risk, Inc. ("ASRI") and Aerospace Claims Management Group, Inc. ("ACMG"). The subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were all acquired effective January 1, 2006. Our Phoenix Operating Unit handles non-standard personal automobile insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Phoenix General Agency).

These four operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes both our TGA Operating Unit and our Aerospace Operating Unit.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which, as to American Hallmark Insurance Company of Texas ("AHIC"), Phoenix Indemnity Insurance Company ("PIIC") and Gulf States Insurance Company ("GSIC"), differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Investments

Debt and equity securities available for sale are reported at market value. Unrealized gains and losses are recorded as a component of stockholders' equity, net of related tax effects. Debt and equity securities that are determined to have other than temporary impairment are recognized as a realized loss in the Statement of Operations. Debt security premium and discounts are amortized into earnings using the effective interest method. Maturities of debt securities are recorded in accounts receivable until the cash is settled.

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

Recognition of Premium Revenues

Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $5.0 million, $3.9 million and $2.7 million and policy fees, net of reinsurance, of $5.0 million, $3.9 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Relationship with Third Party Insurers

Through December 31, 2005, our HGA Operating Unit marketed policies on behalf of Clarendon National Insurance Company ("Clarendon"), a third-party insurer. All business of our TGA Operating Unit is currently produced under a fronting agreement with member companies of the Republic Group ("Republic"), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting. Ceding commissions and other fees received under these arrangements are classified as unearned revenue until earned pro rata over the terms of the policies.

Recognition of Commission Revenues of Our Standard and Specialty Commercial Segments

Commission revenues and commission expenses related to insurance policies issued by Hallmark General Agency and Texas General Agency on behalf of Clarendon and Republic, respectively, are recognized pro rata during the period covered by the policy. Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate.

The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty between the Standard Commercial Segment and Clarendon at 5.0% above and below the provisional loss ratio.

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated loss ratio booked to at 12/31/06	61.5%	60.5%	60.0%	61.5%

Effect of actual 5.0% above estimated loss ratio at December 31, 2006	($807,577)	($2,451,606)	($3,130,187)	($1,958,759)
Effect of actual 5.0% below estimated loss ratio at December 31, 2006	$1,594,965	$2,132,946	$2,072,880	$1,958,759

As of December 31, 2006, we recorded a $1.3 million profit sharing payable for the quota share treaty effective July 1, 2001. We received a $2.0 million initial settlement on this treaty in 2004 based on actual incurred loss experience. The payable is the difference between the cash received and the recognized commission revenue based on the estimated ultimate loss ratio. As of December 31, 2006, we also recorded a $2.1 million payable on the quota share treaty effective July 1, 2002, a $0.7 million payable on the quota share treaty effective July 1, 2003 and a $1.4 million receivable on the quota share treaty effective July 1, 2004.

The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for the effective quota share treaty between the Specialty Commercial Segment and Republic at 5% above and below the provisional loss ratio.

Treaty Effective Date
1/1/06
Provisional loss ratio	65.0%
Ultimate loss ratio booked to at December 31, 2006	65.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2006	-
Effect of actual 5.0% below estimated loss ratio at December 31, 2006	$1,650,155

As of December 31, 2006 we had not recorded a profit share payable or receivable for this treaty since the loss experience on this business has not developed sufficiently to conclude that we will realize any additional profit share revenue.

Recognition of Claim Servicing Fees

Claim servicing fees are recognized in proportion to the historical trends of the claim cycle. We use historical claim count data that measures the close rate of claims in relation to the policy period covered to substantiate the service period. The following table summarizes the year in which claim fee revenue is recognized by type of business.

	Year Claim Fee Revenue Recognized
	1st	2nd	3rd	4th
Commercial property fees	80%	20%	-	-
Commercial liability fees	60%	30%	10%	-
Personal property fees	90%	10%	-	-
Personal liability fees	49%	33%	12%	6%

Finance Charges

During 2006, PAAC provided premium financing for policies produced by Texas General Agency and certain unaffiliated general and retail agents. Interest earned on the premium finance notes issued by PAAC for the financing of insurance premiums were recorded as finance charges. This interest was earned on the Rule of 78's method which approximates the interest method for such short-term notes.

We receive premium installment fees between $3.00 and $9.00 per direct bill payment from policyholders. Installment fee income is classified as finance charges on the statement of operations and is recognized as the fee is invoiced.

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $5.6 million and $4.1 million, at December 31, 2006 and 2005, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). The balance at December 31, 2006 includes $0.8 million of property and equipment acquired effective January 1, 2006 in the TGA and Aerospace Operating Unit acquisitions. Depreciation expense for 2006, 2005 and 2004 was $0.9 million, $0.4 million and $0.4 million, respectively. Accumulated depreciation was $3.9 million and $3.0 million at December 31, 2006 and 2005, respectively.

Premiums Receivable

Premiums receivable represent amounts due from policyholders directly or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency.

Ceding commissions from reinsurers on retroceded business, including expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured. Deferred ceding commissions from this business are netted against deferred policy acquisition costs in the accompanying consolidated balance sheets. The change in deferred ceding commission income is netted and included in other operating costs and expenses in the accompanying consolidated statements of operations. As of December 31, 2006 and 2005, we netted $11.0 million and $4.8 million, respectively, of deferred ceding commissions against our deferred policy acquisition cost balance. During 2006, 2005 and 2004, we deferred ($40.5) million, ($33.3) million and ($22.6) million of policy acquisition costs and amortized $32.6 million, $26.8 million and $22.3 million of deferred policy acquisition costs, respectively. The net deferrals of policy acquisition costs were ($7.9) million, ($6.5) million and ($0.3) million for 2006, 2005 and 2004, respectively.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2006, 2005 and 2004. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Retail Agent Commissions

We pay monthly commissions to retail agents based on written premium produced but recognize the expense pro rata over the term of the policy. If the policy is cancelled prior to its expiration, the unearned portion of the agent commission is refundable to us. The unearned portion of commissions paid to retail agents is included in deferred policy acquisition costs.

Agent Profit Sharing Commissions

We annually pay a profit sharing commission to our independent agency force based upon the results of the business produced by each agent. We estimate and accrue this liability to commission expense in the year the business is produced.

Reinsurance

We are routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 6.)

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

Business Combinations

We account for business combinations using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations.". The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "excess of cost over net assets acquired" or "goodwill." Indirect and general expenses related to business combinations are expensed as incurred.

Effective January 1, 2006, we acquired all of the issued and outstanding capital stock of Texas General Agency, PAAC and TGASRI for an aggregate cash purchase price of up to $45.6 million, consisting of unconditional consideration of $37.6 million and contingent consideration of $8.0 million. Of the unconditional consideration, $13.9 million was paid at closing, $14.3 million was paid on January 2, 2007, and $9.5 million will be paid on or before January 1, 2008. The payment of any contingent consideration is conditioned on the sellers complying with certain restrictive covenants and the TGA Operating Unit achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable on or before March 30, 2009, unless the sellers elect to defer payment until March 30 of any subsequent year in order to permit further development of the loss ratios. In addition to the purchase price, we will pay $2.0 million to the sellers in consideration of their compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. Of this additional amount, $750 thousand was paid at closing, $750 thousand was paid on January 2, 2007, and $500 thousand will be paid on or before January 1, 2008.

Texas General Agency is a managing general agency involved in the marketing, underwriting and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Other affiliated companies acquired were GSIC, which reinsures a portion of the business written by Texas General Agency; TGASRI, which brokers mobile home insurance; and PAAC, which finances premiums on property and casualty insurance products marketed by Texas General Agency and certain unaffiliated general and retail agents.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 1, 2006 (in thousands).

Investments	$ 19,597
Cash and equivalents	2,199
Premium receivable	17,556
Premium finance notes receivable	6,146
Reinsurance recoverable	640
Tradename	1,973
Customer relationships	19,417
Non-compete/employment agreements	2,477
Goodwill	16,660
Other assets	7,178

Total assets acquired	93,843

Total liabilities assumed	55,444

Net assets acquired	$ 38,399

Net assets acquired equals the $39.6 million unconditional purchase price and restrictive covenant payments discounted at 4.40% (which is the rate of two-year U.S. Treasuries, which is the only permitted investment of the trust account guaranteeing the future payments to the sellers) plus $232 thousand of direct acquisition expenses. The goodwill is not deductible for tax purposes. Certain purchased items above are subject to amortization over their estimated useful life as presented in the following table.

Years
Tradename	15
Customer relationships	15
Non-compete agreements	5

The aggregate weighted average period to amortize the above captioned assets is approximately 14 years.

The results of operations of Texas General Agency, PAAC and TGASRI are included in the Consolidated Statement of Operations from the effective date of the acquisition. The unaudited pro forma results for the twelve months ended December 31, 2005 as if we had acquired Texas General Agency, PAAC and TGASRI at January 1, 2005 are as follows (in thousands, except per share amounts):

2005
Revenues	$ 137,078
Net income	10,103
Net income per share:
Basic	$ 0.84
Diluted	$ 0.75

Effective January 1, 2006, we also acquired all of the issued and outstanding membership interests in the subsidiaries now comprising the Aerospace Operating Unit, for an aggregate consideration of up to $15.0 million, consisting of unconditional consideration of $12.5 million due in cash at closing and contingent consideration of up to $2.5 million. The unconditional consideration of $12.5 million is allocated $11.9 million to the purchase price and $0.6 million to the seller's compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. The payment of contingent consideration is conditioned on the seller complying with its restrictive covenants and the Aerospace Operating Unit achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable in cash on or before March 30, 2009, unless the seller elects to defer a portion of the payment in order to permit further development of loss ratios. Our Aerospace Operating Unit is involved in the marketing and servicing of general aviation property and casualty insurance products with a particular emphasis on private and small commercial aircraft and airports.

Intangible Assets

We account for our intangible assets according to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Pursuant to SFAS 142, we have identified the components of goodwill and assigned the carrying value of these components among our four operating units, as follows: HGA Operating Unit - $2.1 million; TGA Operating Unit - $16.7 million; Aerospace Operating Unit - $9.9 million; and Phoenix Operating Unit - $2.7 million. As of December 31, 2006, the balance of our goodwill asset is $31.4 million, of which $26.6 million was acquired in 2006 with the acquisition of the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. During 2006, 2005 and 2004, we completed the first step prescribed by SFAS 142 for testing for impairment and determined that there was no impairment.

We have obtained various amortizable intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2006	2005
Gross Carrying Amount:
Customer/agent relationships	$22,729	$543
Tradename	2,682	-
Non-compete & employment agreements	3,040	-

Total gross carrying amount	28,451	543

Accumulated Amortization:
Customer/agent relationships	(1,590)	(84)
Tradename	(179)	-
Non-compete & employment agreements	(608)	-

Total accumulated amortization	(2,377)	(84)

Total net carrying amount	$26,074	$459

The estimated aggregate amortization expense for these assets for the next five years is as follows (in thousands):

2007	$2,293
2008	$2,293
2009	$2,293
2010	$2,293
2011	$1,685

The weighted average amortization period for all intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Non-compete agreements	5

The aggregate weighted average period to amortize the above captioned assets is approximately 14 years.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash and Short-term Investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Investment Securities: Fair values for fixed income securities and equity securities are obtained from an independent pricing service or based on quoted market prices. (See Note 2.)

Restricted Cash and Investments: The carrying amount for restricted cash reported in the balance sheet approximates the fair value. Fair values for restricted fixed-income securities are obtained from an independent pricing service or based on quoted market prices. (See Note 3.)

Notes Payable: The carrying value for notes payable approximates their fair value based on the current interest rate for each note.

Structured Settlements: The carrying value for the structured settlements approximates their fair value based on the current interest rate of two-year U.S. Treasuries.

For accrued investment income, amounts recoverable from reinsurers, federal income tax payable and receivable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the prospective method provisions of SFAS 148. Under the prospective method, we have applied the fair value based method of accounting for our stock-based payments for option grants after December 31, 2002.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"). SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method.

Under the modified-prospective transition method, compensation cost recognized during the period should include compensation cost for all share-based payments granted, but not yet vested, as of January 1, 2006, based on grant date fair value estimates in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted after January 1, 2006 in accordance with SFAS 123R. Since we adopted the fair value method of SFAS 123 under the prospective method provision of SFAS 148 beginning January 1, 2003, we have a small amount of unvested share-based payments for grants prior to January 1, 2003. During 2006, we recognized approximately $10 thousand of additional compensation expense under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. (See Note 13.)

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2005	2004
Net income	$9,186	$5,849
Add: stock-based employee compensation expenses included in reported net income, net of tax	41	20

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(48)	(27)

Pro forma net income	$9,179	$5,842

Net income per share:
Basic - as reported	$0.76	$0.83
Basic - pro forma	$0.76	$0.83
Diluted - as reported	$0.76	$0.82
Diluted - pro forma	$0.76	$0.82

In June 2006, FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as anadjustment to the opening balance sheet of retained earnings for the 2007 fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this Interpretation to have a material affect on our financial condition or results of operations as of and for the year ending December 31, 2006.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires (1) balance sheet recognition of the funded status of defined benefit plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosure. Requirements (1), (2), and (4) of SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. As of December 31, 2006, the measurement date for our plan assets and benefit obligation is the balance sheet date. The adoption of SFAS 158 did not have a material impact on our results of operations or financial condition.

Reclassification

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income or stockholders' equity.

Redesignation of Segments

Prior to January 1, 2006, the Standard Commercial Segment was referred to as our Commercial Insurance Operation and the Personal Segment was referred to as our Personal Insurance Operation. Each of our four operating units was reported as a separate segment during the first and second quarters of 2006. Commencing in the fourth quarter of 2006, our HGA Operating Unit was designated as the sole component of the Standard Commercial Segment, our TGA Operating Unit and our Aerospace Operating Unit were aggregated in the Specialty Commercial Segment and our Phoenix Operating Unit was designated as the sole component of the Personal Segment.

Reverse Stock Split

All share and per share amounts have been adjusted to reflect a one-for-six reverse split of all issued and unissued shares of our authorized common stock effected July 31, 2006, and a corresponding increase in the par value of our authorized common stock from $0.03 per share to $0.18 per share.

2. Investments:

Major categories of net investment income (in thousands) are summarized as follows:

	Years ended December 31,
	2006	2005	2004

Debt securities	$6,587	$2,806	$1,127
Equity securities	160	90	109
Short-term investments	1,154	161	82
Cash equivalents	2,683	832	82

	10,584	3,899	1,400
Investment expenses	(123)	(53)	(14)

Net investment income	$10,461	$3,836	$1,386

No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2006 or 2005.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2006

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$33,459	$47	$37	$33,469
Corporate debt securities	41,288	83	888	40,483
Municipal bonds	51,924	192	292	51,824
Mortgage backed securities	8	-	-	8

Total debt securities	126,679	322	1,217	125,784

Equity securities	4,146	453	19	4,580

Short term securities	25,258	17	-	25,275

Total debt and equity securities	$156,083	$792	$1,236	$155,639

As of December 31, 2005

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,331	$-	$153	$4,178
Corporate debt securities	51,191	26	843	50,374
Municipal bonds	24,837	174	217	24,794
Mortgage backed securities	13	1	-	14

Total debt securities	80,372	201	1,213	79,360

Equity securities	3,505	270	372	3,403

Short term securities	12,171	110	-	12,281

Total debt and equity securities	$96,048	$581	$1,585	$95,044

The amortized cost and estimated fair value of investments in debt and equity securities with a gross unrealized loss position at December 31, 2006 and 2005 (in thousands) is as follows:

	Amortized Cost	Fair Value	Gross Unrealized Loss

As of December 31, 2006
10 Equity Positions	$249	$230	$(19)
195 Bond Positions	73,589	72,339	(1,250)

	$73,838	$72,569	$(1,269)

As of December 31, 2005
4 Equity Positions	$1,677	$1,305	$(372)
67 Bond Positions	70,956	69,684	(1,272)

	$72,633	$70,989	$(1,644)

The gross unrealized loss recorded at December 31, 2006 and 2005 includes $33 thousand and $59 thousand, respectively, from securities placed in the restricted investment portfolio. Of the gross unrealized loss at December 31, 2006, $1.2 million is more than twelve months old, consisting of 139 bond positions. We consider these losses as a temporary decline in value as they are predominately on bonds where we believe we have the ability to hold our positions until maturity and whose decline in fair value is driven by interest rate increases. We see no other indications that the decline in value of these securities is other than temporary.

The amortized cost and estimated fair value of debt securities at December 31, 2006 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

Maturity (in thousands):	Amortized Cost	Fair Value

Due in one year or less	$36,799	$36,816
Due after one year through five years	42,314	42,049
Due after five years through ten years	42,878	42,308
Due after ten years	4,680	4,603
Mortgage-backed securities	8	8

	$126,679	$125,784

At December 31, 2006 and 2005, investments in debt securities with an approximate carrying value of $7.5 million and $6.2 million, respectively, were on deposit with various state insurance departments as required by state insurance regulations.

3. Restricted Cash and Investments;

We have cash and investments held in trust accounts to secure the credit exposure of third parties arising from our various quota share reinsurance treaties, agency agreements and structured settlements. These funds are recorded on our balance sheet at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, a component of shareholders' equity. The fair value of these funds as of December 31, 2006 and 2005 was $31.8 million and $13.8 million, respectively.

The amortized cost and estimated fair value of cash and investments in debt securities held in trust by category is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2006
Municipal bonds	$320	$-	$12	$308
U.S. Treasury securities and obligations of U.S. government corporations and agencies	6,958	1	21	6,938

Total debt securities	$7,278	$1	$33	$7,246

Cash				24,569

Total restricted cash and investments				$31,815

As of December 31, 2005
Municipal bonds	$3,875	$-	$23	$3,852
Corporate debt securities	4,096	-	36	4,060

Total debt securities	$7,971	$-	$59	$7,912

Cash				5,890

Total restricted cash and investments				$13,802

The amortized cost and estimated fair value of investments in debt securities held in trust as of December 31, 2006 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$4,990	$4,969
Due after one year through 5 years	1,968	1,969
Due after 5 years through 10 years	320	308
Due after 10 years	-	-

	$7,278	$7,246

4. Other Assets:

The following table details our other assets as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Profit sharing commission receivable	$649	$2,793
Accrued investment income	2,002	1,562
Debt issuance costs	826	856
Fixed assets	1,644	1,148
Other assets	63	96

	$5,184	$6,455

Our profit sharing commission receivable decreased $2.1 million in 2006 due to unfavorable loss development on the 2001-2003 treaty years for our HGA Operating Unit. Our accrued investment income increased $0.4 million due to the investment of funds received in our capital plan implemented in 2005. Our fixed assets increased $0.5 million due to the acquisition of the subsidiaries now comprising our TGA Operating Unit.

5. Reserves for Unpaid Losses and Loss Adjustment Expenses::

Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

	2006	2005	2004

Balance at January 1	$26,321	$19,648	$28,456
Plus acquisitions effective January 1	4,562	-	-
Less reinsurance recoverables	324	1,948	7,259

Net Balance at January 1	30,559	17,700	21,197

Incurred related to:
Current year	88,294	36,184	20,331
Prior years	(1,177)	(2,400)	(1,194)

Total incurred	87,117	33,784	19,137

Paid related to:
Current year	28,154	17,414	10,417
Prior years	16,721	8,073	12,217

Total paid	44,875	25,487	22,634

Net Balance at December 31	72,801	25,997	17,700
Plus reinsurance recoverables	4,763	324	1,948

Balance at December 31	$77,564	$26,321	$19,648

The $1.2 million, $2.4 million and $1.2 million favorable development in prior accident years recognized in 2006, 2005 and 2004, respectively, represent normal changes in our loss reserve estimates primarily attributable to favorable loss development in the Personal Segment for accident years 2002 through 2004. At the time these loss reserves were initially established, new management was in the process of implementing operational changes designed to improve operating results. These operational changes included the cancellation of relationships with agents producing unprofitable business, a shift in marketing focus to direct bill policies, increases in policy rates and using our own personnel and processes to settle claims on policies issued by PIIC rather than using an outside claims adjustment vendor. However, the effectiveness of these operational changes could not be accurately predicted at that time. As additional data emerged, it became increasingly clear that the actual results from these operational enhancements were developing more favorably than originally projected. Therefore, the loss reserve estimates for these prior years were decreased to reflect this favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates.

6. Reinsurance:

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

From October 1, 2003 through September 30, 2004, we assumed the reinsurance of 45% of the Texas non-standard automobile policies produced by Phoenix General Agency and underwritten by Old American County Mutual Fire Insurance Company ("OACM"). During this period, the remaining 55% of each policy was directly assumed by Dorinco. Under these reinsurance arrangements, we are obligated to policyholders only for the portion of the risk that we assumed. Effective October 1, 2004, we assumed and retained the reinsurance of 100% of the Texas non-standard automobile policies produced by Phoenix General Agency and underwritten by OACM.

Under our prior insurance arrangements with Dorinco, we earned ceding commissions based on loss ratio experience on the portion of policies reinsured by Dorinco. We received a provisional commission as policies were produced as an advance against the later determination of the commission actually earned. The provisional commission is adjusted periodically on a sliding scale based on expected loss ratios. As of December 31, 2006 and 2005, the accrued ceding commission payable to Dorinco was $0.4 million and $0.4 million, respectively. This accrual represents the difference between the provisional ceding commission received and the ceding commission earned based on current loss ratios.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years:

	2006	2005	2004
Premium Written :
Direct	$129,669	$44,237	$18,941
Assumed	84,276	45,230	14,448
Ceded	(11,017)	(1,215)	(322)

	$202,928	$88,252	$33,067

Premium Earned:
Direct	$97,082	$23,747	$19,028
Assumed	65,134	35,885	14,030
Ceded	(10,155)	(448)	(613)

	$152,061	$59,184	$32,445

Reinsurance recoveries	$5,669	$(492)	$163

Our insurance company subsidiaries presently retain 100% of the risk associated with all non-standard personal automobile policies marketed by our Phoenix Operating Unit. We currently reinsure the following exposures on business generated by our HGA Operating Unit, our TGA Operating Unit and our Aerospace Operating Unit:

  Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance, effective July 1, 2006, are:

    We retain the first $1.0 million of property catastrophe losses; and

    Our reinsurers reimburse us 100% for each $1.00 of loss in excess of our $1.0 million retention up to $20.0 million for each catastrophic occurrence, subject to a maximum of two events for the contractual term.

  Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance, effective July 1, 2006, are:

    We retain the first $500,000 of loss for each commercial property risk;

    Our reinsurers reimburse us for the next $4.5 million for each commercial property risk; and

    Individual risk facultative reinsurance is purchased on any commercial property with limits above $5 million.

  Commercial umbrella. Our commercial umbrella reinsurance reduces the financial impact of losses in this line of business. Our commercial umbrella reinsurance is quota-share reinsurance, in which the reinsurers share a proportional amount of the premiums and losses. Under our current commercial umbrella reinsurance, effective July 1, 2006, we retain 10% of the premiums and losses and cede 90% to our reinsurers.

  Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. We have separate commercial casualty reinsurance policies for the business written by our HGA Operating Unit and our TGA Operating Unit. The terms of our commercial casualty reinsurance for our HGA Operating Unit, effective July 1, 2006, are:

    We retain the first $500,000 of any commercial liability loss, including commercial automobile liability; and

    Our reinsurers reimburse us for the next $500,000 for each commercial liability loss, including commercial automobile liability.

The terms of our commercial casualty reinsurance for our TGA Operating Unit, effective January 1, 2006, are:

    We retain the first $250,000 of any commercial liability loss, including commercial automobile liability; and

    Our reinsurers reimburse us for the next $250,000 for each commercial liability loss, including commercial automobile liability.

  Aviation. We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

    We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

    Our reinsurers reimburse us for the next $1.15 million of each aircraft hull or liability loss and for the next $650,000 of each airport liability loss; and

    Our reinsurers provide additional reimbursement of $4.0 million for each airport liability loss and aircraft liability loss, excluding passenger liability.

7. Notes Payable:

On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25%. Under the terms of the note we pay interest only each quarter and the principal of the note at maturity. As of December 31, 2006, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. As of December 31, 2006, the balance on the revolving note was $2.8 million, which currently bears interest at 7.36% per annum. Also included in notes payable is $2.0 million outstanding under PAAC's revolving credit facility, which currently bears interest at 8.25% per annum. (See Note 9.)

On January 3, 2006, we executed a promissory note payable to Newcastle Partners, L.P., an affiliate of our Executive Chairman, in the amount of $12.5 million in order to obtain funding to complete the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The promissory note bore interest at 10% per annum. The principal of the promissory note, together with accrued interest was repaid in October 2006 with the proceeds from our public equity offering.

On January 27, 2006, we issued an aggregate of $25.0 million in subordinated convertible promissory notes to Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P., affiliates of our Executive Chairman, in order to fund the structured settlement trust account related to our acquisition of the TGA Operating Unit. Each convertible note bore interest at 4% per annum, which rate would have increased to 10% per annum in the event of default. Interest was payable quarterly in arrears commencing March 31, 2006. Principal and all accrued but unpaid interest was due at maturity on July 27, 2007. The principal and accrued interest on the convertible notes was converted to approximately 3.3 million shares of our common stock during the second quarter of 2006. (See Note 8.)

8. Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million payable $14.2 million on or before January 1, 2007, and $9.5 million on or before January 1, 2008. We are also obligated to pay to the sellers an additional $0.8 million on or before January 1, 2007 and an additional $0.5 million on or before January 1, 2008 in consideration of the sellers' compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries purchased as the only permitted investment of the trust account. The trust account is classified in restricted cash and investments on our consolidated balance sheet. As of December 31, 2006, the balance of the structured settlements was $24.6 million. We paid $15.0 million to the sellers on January 2, 2007 for the first installment on the promissory notes and consideration for restrictive covenant compliance.

9. Credit Facilities:

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. During 2006, the interest rate ranged from 6.66% to 7.42% per annum. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes, including prohibiting us from entering into new lines of business. The amended and restated credit agreement terminates on January 27, 2008. As of December 31, 2006, there was $2.8 million outstanding under our revolving credit facility, and we were in compliance with all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between Hallmark General Agency and Clarendon effective July 1, 2004.

PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. During 2006, the interest rate ranged from 7.25% to 8.25% per annum. PAAC's obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of December 31, 2006, $2.0 million was outstanding under this revolving credit facility and PAAC was in compliance with or had obtained waivers of all of its covenants.

10. Segment Information:

We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries.

Our non-carrier insurance activities are organized by producing units into the following reportable segments:

  Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our HGA Operating Unit which is comprised of our Hallmark General Agency, Inc. and Effective Claims Management, Inc. subsidiaries.

  Specialty Commercial Segment. The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit and the general aviation insurance products and services handled by our Aerospace Operating Unit. The Specialty Commercial Segment also includes a relatively small amount of non-strategic legacy personal lines insurance products handled by our TGA Operating Unit. Our TGA Operating Unit is comprised of our Texas General Agency, Inc., Pan American Acceptance Corporation and TGA Special Risk, Inc. subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. subsidiaries. All of the subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006.

  Personal Segment. The Personal Segment includes the non-standard personal automobile insurance products and services handled by our Phoenix Operating Unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Phoenix General Agency.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

  American Hallmark Insurance Company of Texas presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment and assumes a portion of the risks on the commercial and aviation property/casualty policies marketed within the Specialty Commercial Segment.

  Gulf States Insurance Company, which was acquired effective January 1, 2006, presently assumes a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

  Phoenix Indemnity Insurance Company presently assumes all of the risks on the non-standard personal automobile policies marketed within the Personal Segment and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement which was subsequently amended on December 15, 2006 pursuant to which AHIC retains 46.0% of the total net premiums written, PIIC retains 34.1% of our total net premiums written and GSIC retains 19.9% of our total net premiums written.

Prior to January 1, 2006, the Standard Commercial Segment was referred to as our Commercial Insurance Operation and the Personal Segment was referred to as our Personal Insurance Operation. The retained premium produced by our operating units prior to January 1, 2006 was supported by our AHIC and PIIC insurance subsidiaries. Discussions for periods prior to January 1, 2006 do not include the operations of the Specialty Commercial Segment, all of which was acquired on January 1, 2006.

Each of our four operating units was reported as a separate segment during the first three quarters of 2006. Commencing in the fourth quarter of 2006, our HGA Operating Unit was designated as the sole component of the Standard Commercial Segment, our TGA Operating Unit and our Aerospace Operating Unit were aggregated in the Specialty Commercial Segment and our Phoenix Operating Unit was designated as the sole component of the Personal Segment.

The following is additional business segment information for the twelve months ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Revenues
Standard Commercial Segment	$75,325	$43,067	$23,563
Speciality Commercial Segment	80,689	-	-
Personal Segment	46,998	43,907	39,555
Corporate	(271)	61	3

Consolidated	$202,741	$87,035	$63,121

Depreciation Expense
Standard Commercial Segment	$183	$144	$144
Speciality Commercial Segment	468	-	-
Personal Segment	238	226	266
Corporate	32	16	13

Consolidated	$921	$386	$423

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	258	-	-
Personal Segment	4	10	14
Corporate	5,536	1,254	50

Consolidated	$5,798	$1,264	$64

Tax Expense
Standard Commercial Segment	$2,759	$1,194	$569
Speciality Commercial Segment	4,279	-	-
Personal Segment	2,072	3,225	2,403
Corporate	(3,976)	(137)	(219)

Consolidated	$5,134	$4,282	$2,753

Pre-tax Income
Standard Commercial Segment	$11,757	$6,651	$3,028
Speciality Commercial Segment	14,309	-	-
Personal Segment	8,760	11,647	8,109
Corporate	(20,501)	(4,830)	(2,535)

Consolidated	$14,325	$13,468	$8,602

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2006	2005

Assets
Standard Commercial Segment	$130,764	$112,859
Specialty Commercial Segment	167,675	-
Personal Segment	85,391	91,625
Corporate	32,123	4,422

Consolidated	$415,953	$208,906

11. Earnings Per Share

We have adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations (in thousands, except per share amounts) is presented below:

	2006	2005	2004
Numerator for both basic and diluted earnings per share:
Net income	$9,191	$9,186	$5,849

Denominator, basic shares	17,181	12,008	7,069
Effect of dilutive securities:
Stock options	13	96	61

Denominator, diluted shares	17,194	12,104	7,130

Basic earnings (loss) per share:	$0.53	$0.76	$0.83

Diluted earnings (loss) per share:	$0.53	$0.76	$0.82

Options to purchase 109,166 and 20,833 shares of common stock at prices ranging from $11.00 to $11.35 and $5.10 to $6.00 were outstanding at December 31, 2006 and 2004, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average market price per share for the period.

In accordance with SFAS 128, we have restated the basic and diluted weighted average shares outstanding for the twelve months ended December 31, 2004 for the effect of a bonus element from our stockholder rights offerings that was successfully completed in 2005. According to SFAS 128, there is an assumed bonus element in a rights issue whose exercise price is less than the market value of the stock at the close of the rights offering period. This bonus element is treated as a stock dividend for reporting earnings per share.

12. Regulatory Capital Restrictions:

Property/casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2007, our insurance company subsidiaries' ordinary dividend capacity is $12.4 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the year ended December 31, 2006 or 2005.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Phoenix General Agency paid $1.3 million, $1.8 million and $0.6 million in management fees to Hallmark during 2006, 2005 and 2004, respectively. PIIC paid $1.2 million in management fees to Phoenix General Agency during each of 2006, 2005 and 2004. AHIC did not pay any management fees during 2006, 2005 or 2004. GSIC did not pay any management fees during 2006.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2006, our insurance company subsidiaries reported statutory capital and surplus of $133.9 million, substantially greater than the minimum requirements for each state. For the year ended December 31, 2006, our insurance company subsidiaries reported statutory net income of $1.1 million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer's statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2006, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

13. Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan ("2005 LTIP") is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 833,333 shares authorized for issuance under the 2005 LTIP. Our 1994 Key Employee Long Term Incentive Plan (the "1994 Employee Plan") and 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan") both expired in 2004 but have unexercised options outstanding.

As of December 31, 2006, there were incentive stock options to purchase 197,499 shares of our common stock outstanding under the 2005 LTIP, leaving 635,834 shares reserved for future issuance. As of December 31, 2006, there were incentive stock options to purchase 93,168 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 25,001 shares outstanding under the 1994 Director Plan. In addition, as of December 31, 2006, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Options granted under the 2005 LTIP and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. All options granted under the 1994 Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the year-to-date ended December 31, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)
Outstanding at January 1, 2006	252,750	$4.92	-	-
Granted	109,166	$11.34	-	-
Exercised	29,165	$4.68	-	-
Forfeited or expired	417	$2.63	-	-
Outstanding at December 31, 2006	332,334	$7.04	6.4	$1,109
Exercisable at December 31, 2006	82,418	$3.82	3.5	$502

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2006	2005	2004
Intrinsic value of options exercised	$162	$260	$19
Cost of share-based payments (non-cash)	$157	$63	$28
Income tax benefit of share-based payments
recognized in income.	$55	$22	$8

As of December 31, 2006, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.3 million is expected to be recognized in each of 2007, 2008 and 2009 and $0.1 million is expected to be recognized in 2010.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our common stock. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options' expected lives on the dates of grant. The following table details the grant date fair value and related assumptions for the periods indicated:

	2006	2005	2004
Grant date fair value per share	$ 6.26	$ 4.01	$ 2.06

Expected term.	5	5	5
Expected volatility	59.1%	62.5%	67.5%
Risk free interest rate.	4.9%	3.9%	3.1%

14. Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2006, 2005 and 2004 (in thousands) using a measurement date of December 31.

	2006	2005	2004

Assumptions (end of period):
Discount rate used in determining benefit obligation	5.75%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,994)	$(12,959)	$(13,081)

Projected benefit obligation	$(12,994)	$(12,959)	$(13,081)
Fair value of plan assets	9,868	10,027	10,901

Funded status	$(3,126)	$(2,932)	$(2,180)

Net actuarial gain (loss)	(3,130)	(2,847)	(2,086)

Accumulated other comprehensive income (loss)	(3,130)	(2,847)	(2,086)
Prepaid/(accrued) pension cost	4	(85)	(94)

Net amount recognized as of December 31	$(3,126)	$(2,932)	$(2,180)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,959	$13,081	$12,517
Interest cost	720	724	752
Actuarial liability (gain)/loss	198	352	830
Benefits paid	(883)	(1,198)	(1,018)

Benefit obligation as of end of period	$12,994	$12,959	$13,081

Change in plan assets:
Fair value of plan assets as of beginning of period	$10,027	$10,901	$11,280
Actual return on plan assets (net of expenses)	321	192	388
Employer contributions	403	132	251
Benefits paid	(883)	(1,198)	(1,018)

Fair value of plan assets as of end of period	$9,868	$10,027	$10,901

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	720	724	752
Expected return on plan assets	(633)	(682)	(764)
Recognized actuarial (gain) or loss	227	81	7

Net periodic pension cost (credit)	$314	$123	$(5)

Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	6.50%	6.50%	7.00%
Rate of compensation increase	N/A	N/A	N/A

Estimated future benefit payments by fiscal year (in thousands)

2007	$935
2008	$926
2009	$918
2010	$916
2011	$920
2012-2016	$4,623

As of December 31, 2006, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, bonds and notes of $3.4 million and equity securities of $6.1 million.

Our investment objectives are to preserve capital and to achieve long-term growth through a favorable rate of return equal to or greater than 5% over the long-term (60 year) average inflation rate as measured by the consumer price index. The objective of the equity portion of the portfolio is to achieve a return in excess of the Standard & Poor's 500 index. The objective of the fixed income portion of the portfolio is to add stability, consistency, safety and total return to the total fund portfolio.

We prohibit investments in options, futures, precious metals, short sales and purchase on margin. We also restrict the investment in fixed income securities to "A" rated or better by Moody's or Standard & Poor's rating services and restrict investments in common stocks to only those that are listed and actively traded on one or more of the major United States stock exchanges, including NASDAQ. We manage to an asset allocation of 45% to 75% in equity securities. An investment in any single stock issue is restricted to 5% of the total portfolio value and 90% of the securities held in mutual or commingled funds must meet the criteria for common stocks.

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

We estimate contributing $1.1 million to the defined benefit cash balance plan during 2007. We expect our 2007 periodic pension cost to be $0.3 million, the components of which are interest cost of $0.7 million, expected return on plan assets of ($0.6) million and amortization of actuarial loss of $0.2 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2006 and 2005.

	12/31/06	12/31/05
Asset Category:
Fixed income securities	34%	39%
Equity securities	62%	59%
Other	4%	2%

Total	100%	100%

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.3 million, $0.1 million and $0.1 million for each of the twelve months ended December 31, 2006, 2005 and 2004, respectively.

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2006 and 2005, are as follows:

	2006	2005
Deferred tax liabilities:
Deferred policy acquisition costs	$(6,425)	$(3,089)
Profit sharing commission	(257)	(1,033)
Agency relationship	(151)	(211)
Intangible assets	(8,975)	-
Fixed assets	(166)	(112)
Purchase discount	(156)	-
Other	(183)	(109)

Total deferred tax liabilities	$(16,313)	$(4,554)

Deferred tax assets:
Unearned premiums	$6,398	$2,398
Deferred ceding commissions	1,315	788
Pension liability	1,096	1,097
Net operating loss carry-forward	1,217	1,232
Unrealized holding losses on investments	166	360
Allowance for bad debt	9	9
Unpaid loss and loss adjustment expense	2,030	1,064
Goodwill	1,083	1,182
Rent reserve	80	107
Investment impairments	242	201
Unearned revenue	20	67
Capital loss	410	-
Other	140	41

Total deferred tax assets	$14,206	$8,546

Net deferred tax asset (liability) before valuation allowance	(2,107)	3,992
Valuation allowance	203	-

Net deferred tax asset (liability)	$(2,310)	$3,992

A valuation allowance is provided against our deferred tax asset to the extent that we do not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits. This allowance was $0.2 million at December 31, 2006. Based on the evidence available as of December 31, 2006, we believe that it is more likely than not that the remaining net deferred tax assets will be realized. However, this assessment may change during 2007 if our financial results do not meet our current expectations. In 2006 our federal tax rate increased to 35% from 34% due to higher taxable income.

A reconciliation of the income tax provisions (in thousands) based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Computed expected income tax expense
at statutory regulatory tax rate	$5,014	$4,579	$2,925
Meals and entertainment	15	6	6
Tax exempt interest	(507)	(302)	(309)
Dividends received deduction	(9)	(11)	33
State taxes (net of federal benefit)	301	158	69
Valuation allowance	203	-	-
Other	117	(148)	29

Income tax expense	$5,134	$4,282	$2,753

Current income tax expense	$11,663	$2,139	$3,540
Deferred tax expense (benefit)	(6,529)	2,143	(787)

Income tax expense	$5,134	$4,282	$2,753

Approximately $0.1 million of the 2006 current income tax provision results from tax deductible goodwill from the PIIC acquisition.

We have available, for federal income tax purposes, unused net operating loss of approximately $3.5 million at December 31, 2006. The losses were acquired as part of the PIIC acquisition and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses (in thousands) will expire, if unused, as follows:

Year
2021	$2,600
2022	878
$3,478

16. Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2011. Certain of these leases contain renewal options. Rental expense amounted to $1.9 million, $1.2 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments (in thousands) under non-cancelable operating leases as of December 31, 2006 are as follows:

Year
2007	$1,705
2008	1,558
2009	1,007
2010	773
2011	208
2012 and thereafter	-

Total minimum lease payments	$5,251

From time to time, assessments are levied on us by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense. We were assessed $34 thousand in 2006. There were no assessments during 2005 or 2004.

17. Concentrations of Credit Risk:

We maintain cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure exists at December 31, 2006.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balance as of December 31, 2006 are with reinsurers that have an A.M. Best rating of "A-" or better.

Unaudited Selected Quarterly Information

	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$44,520	$47,187	$56,365	$54,669	$17,445	$17,785	$25,167	$26,638
Total expense	40,991	50,969	48,733	47,723	14,741	14,774	21,516	22,536

Income (loss) before tax	3,529	(3,782)	7,632	6,946	2,704	3,011	3,651	4,102
Income tax expense (benefit)	1,103	(940)	2,755	2,216	889	1,007	1,178	1,208

Net income (loss)	$2,426	($2,842)	$4,877	$4,730	$1,815	$2,004	$2,473	$2,894

Basic earnings per share:	$0.17	($0.18)	$0.27	$0.23	$0.26	$0.20	$0.17	$0.20

Diluted earnings per share:	$0.17	($0.18)	$0.27	$0.23	$0.25	$0.20	$0.17	$0.20

Schedule II - Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
BALANCE SHEETS
December 31, 2006 and 2005
(In thousands)

	2006	2005
ASSETS
Equity securities, available-for-sale, at fair value	$998	$986
Cash and cash equivalents	2,910	1,941
Restricted cash and investments	25,831	-
Investment in subsidiaries	184,792	118,250
Accounts receivable	184	-
Current federal income tax payable	1,920	-
Deferred federal income taxes	-	969
Other assets	2,201	1,379

	$218,836	$123,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$33,729	$30,928
Structured settlements	24,587	-
Unpaid losses and loss adjustment expenses	16	49
Current federal income tax payable	-	467
Deferred federal income taxes	101	-
Accounts payable and other accrued expenses	9,672	6,893

	68,105	38,337

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2006 and 16,666,667 shares in 2005; issued 20,776,066 shares in 2006
and 14,476,102 shares in 2005	3,740	2,606
Capital in excess of par value	117,932	62,907
Retained earnings	31,480	22,289
Accumulated other comprehensive income	(2,344)	(2,597)
Treasury stock, 7,828 shares in 2006 and 2,470 shares in 2005, at cost	(77)	(17)

Total stockholders' equity	150,731	85,188

Total liabilities and stockholder's equity	$218,836	$123,525

See accompanying report of independent registered public accounting firm.

Schedule II (Continued)-Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENT OF OPERATIONS
for the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Investment income, net of expenses	$1,195	$61	$3
Realized loss	(3)	-	-
Management fee income	9,413	4,830	1,850

	10,605	4,891	1,853

Losses and loss adjustment expenses	(33)	(65)	(106)
Other operating costs and expenses	5,102	3,701	2,593
Interest expense	5,536	-	-
Interest expense from amortization of discount on
convertible notes	9,625	1,254	51

	20,230	4,890	2,538

Income (loss) before equity in undistributed earnings of subsidiaries and income tax expense	(9,625)	1	(685)

Income tax benefit	(3,464)	(137)	(219)

Income (loss) before equity in undistributed earnings of subsidiaries	(6,161)	138	(466)
Equity in undistributed share of net earnings in subsidiaries	15,352	9,048	6,315

Net income	$9,191	$9,186	$5,849

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) - Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOW
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$9,191	$9,186	$5,849

Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	1,077	16	39
Amortization of discount on convertible notes	9,625	-	-
Deferred income tax expense (benefit)	(3,877)	14	(914)
Change in unpaid losses and loss adjustment expenses	(33)	(65)	(106)
Undistributed share of net (earnings) loss of subsidiaries	(15,352)	(9,048)	(6,315)
Change in accounts receivable	(184)	-	-
Change in current federal income tax payable/recoverable	(2,388)	(566)	1,169
Excess tax benefits from share-based payments	(25)	-	-
Change in all other liabilities	2,930	2,928	(72)
Change in all other assets	888	(286)	(25)

Net cash provided by (used in) operating activities	1,852	2,179	(375)

Cash flows from investing activities:
Purchases of property and equipment	(206)	(30)	(14)
Acquisition of subsidiaries	(27,396)	-	-
Funding of restricted cash and investments	(25,831)	-	-
Purchase of equity securities	-	(928)	-
Capital contributed to insurance company subsidiaries	-	(75,000)	-

Net cash used in investing activities	(53,433)	(75,958)	(14)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	36	230	48
Excess tax benefits from share-based payments	25	-	-
Proceeds from borrowings	52,500	30,928	-
Debt issuance costs	-	(907)	-
Proceeds from equity offering	24,689
Proceeds from rights offering	-	44,891	-
Repayment of borrowings	(24,700)	-	(991)

Net cash used in financing activities	52,550	75,142	(943)

Decrease in cash and cash equivalents	969	1,363	(1,332)
Cash and cash equivalents at beginning of year	1,941	578	1,910

Cash and cash equivalents at end of year	$2,910	$1,941	$578

Supplemental cash flow information:
Interest (paid)	$(4,417)	$(1,157)	$(51)

Income taxes (paid) recovered	$(2,516)	$(415)	$474

See accompanying report of independent registered public accounting firm.

Hallmark Financial Services
Schedule III - Supplementary Insurance Information
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2006										
Personal Segment	$ 1,919	$ 17,597	$ 8,581	$ -	$ 42,317	$ 2,301	$ 26,443	$ 9,382	$ 12,392	$ 45,135
Standard Commercial Segment	7,740	36,596	43,272	-	70,074	3,737	38,799	16,520	24,636	82,220
Specialty Commercial Segment	7,486	23,355	39,753	-	39,670	3,228	21,908	6,651	49,432	75,573
Corporate	-	16	-	-	-	1,195	(33)	-	5,102	-
Consolidated	$ 17,145	$ 77,564	$ 91,606	$ -	$ 152,061	$ 10,461	$ 87,117	$ 32,553	$ 91,562	$ 202,928
2005										
Personal Segment	$ 1,318	$ 16,457	$ 5,762	$ -	$ 37,433	$ 2,283	$ 21,239	$ 11,626	$ 10,839	$ 37,003
Standard Commercial Segment	7,846	9,815	30,265	-	21,751	1,492	12,610	15,216	30,448	51,249
Corporate	-	49	-	-	-	61	(65)	-	3,701	-
Consolidated	$ 9,164	$ 26,321	$ 36,027	$ -	$ 59,184	$ 3,836	$ 33,784	$ 26,842	$ 44,988	$ 88,252
2004										
Personal Segment	$ 1,491	$ 19,534	$ 6,192	$ -	$ 32,445	$ 1,372	$ 19,243	$ 10,176	$ 11,881	$ 33,067
Standard Commercial Segment	5,984	-	-	-	-	11	-	12,112	21,145	-
Corporate	-	114	-	-	-	3	(106)	-	2,593	-
Consolidated	$ 7,475	$ 19,648	$ 6,192	$ -	$ 32,445	$ 1,386	$ 19,137	$ 22,288	$ 35,619	$ 33,067

See accompanying report of independent registered public accounting firm.

Hallmark Financial Services
Schedule IV - Reinsurance
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross	Ceded to	Assumed	Net	Percentage
	Amount	Other	From Other	Amount	of Amount
		Companies	Companies		Assumed to
Net

Year Ended December 31, 2006

Life insurance in force	$ -	$ -	$ -	$ -

Premiums
Life insurance	-	-	-	-
Accident and health insurance	-	-	-	-
Property and liability insurance	97,082	10,155	65,134	152,061	42.8%
Title Insurance	-	-	-	-

Total premiums	$ 97,082	$ 10,155	$ 65,134	$ 152,061	42.8%

Year Ended December 31, 2005

Life insurance in force	$ -	$ -	$ -	$ -

Premiums
Life insurance	-	-	-	-
Accident and health insurance	-	-	-	-
Property and liability insurance	23,747	448	35,885	59,184	60.6%
Title Insurance	-	-	-	-

Total premiums	$ 23,747	$ 448	$ 35,885	$ 59,184	60.6%

Year Ended December 31, 2004

Life insurance in force	$ -	$ -	$ -	$ -

Premiums
Life insurance	-	-	-	-
Accident and health insurance	-	-	-	-
Property and liability insurance	19,028	613	14,030	32,445	43.2%
Title Insurance	-	-	-	-

Total premiums	$ 19,028	$ 613	$ 14,030	$ 32,445	43.2%

See accompanying report of independent registered public accounting firm.

Hallmark Financial Services
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

Affiliation	Deferred	Reserves	Discount	Unearned	Earned	Net	Claims and Claim Adjustment		Amortization	Paid	Premiums
With	Policy	for Unpaid	if any,	Premiums	Premiums	Investment	Expenses Incurred Related to		of Deferred	Claims and	Written
Registrant	Acquisition	Claims and	Deducted			Income	(1)	(2)	Policy	Claims
	Costs	Claim Adjustment	In Column C				Current Year	Prior Years	Acquisition Costs	Adjustment Expenses
Expenses

(a) Consolidated
property-casualty
Entities

2006	$ 17,145	$ 77,564	$ -	$ 91,606	$ 152,061	$ 10,461	$ 88,294	$ (1,177)	$ 32,553	$ 44,875	$ 202,928

2005	$ 9,164	$ 26,321	$ -	$ 36,027	$ 59,184	$ 3,836	$ 36,184	$ (2,400)	$ 26,842	$ 25,487	$ 88,252

2004	$ 7,475	$ 19,648	$ -	$ 6,192	$ 32,445	$ 1,386	$ 20,331	$ (1,194)	$ 22,288	$ 22,634	$ 33,067

See accompanying report of independent registered public accounting firm.