Form 10-Q
period 2007-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2007-05-10
CIK 819913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,768,238 shares outstanding as of May 8, 2007.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	March 31 2007	December 31 2006
	(unaudited)	(audited)
ASSETS
Investments:
Debt securities, available-for-sale, at market value	$133,122	$125,784
Equity securities, available-for-sale, at market value	37,448	4,580
Short-term investments, available-for-sale, at market value	10,325	25,275

Total investments	180,895	155,639

Cash and cash equivalents	75,823	81,474
Restricted cash and investments	17,013	31,815
Premiums receivable	49,497	44,644
Accounts receivable	11,425	13,223
Prepaid reinsurance premium	1,637	1,629
Reinsurance balances receivable	5,083	-
Reinsurance recoverable	5,283	5,930
Deferred policy acquisition costs	18,929	17,145
Excess of cost over fair value of net assets acquired	31,427	31,427
Intangible assets	25,501	26,074
Prepaid expenses	1,418	1,769
Other assets	8,240	5,184

Total assets	$432,171	$415,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$36,016	$35,763
Structured settlements	9,691	24,587
Unpaid losses and loss adjustment expenses	90,840	77,564
Unearned premiums	100,581	91,606
Unearned revenue	4,508	5,734
Reinsurance balances payable	-	1,060
Accrued agent profit sharing	594	1,784
Accrued ceding commission payable	7,206	3,956
Pension liability	3,121	3,126
Deferred federal income taxes	3,708	2,310
Current federal income tax payable	1,684	2,132
Accounts payable and other accrued expenses	18,108	15,600

Total liabilities	276,057	265,222

Commitments and Contingencies

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2007 and 2006;
issued 20,776,066 shares in 2007 and 2006)	3,740	3,740
Additional paid in capital	117,983	117,932
Retained earnings	36,450	31,480
Accumulated other comprehensive loss	(1,982)	(2,344)
Treasury stock, at cost (7,828 shares in 2007 and 2006)	(77)	(77)

Total stockholders' equity	156,114	150,731

	$432,171	$415,953

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended March 31
	2007		2006

Gross premiums written		$64,658	$47,735
Ceded premiums written		(3,887)	(1,956)
Net premiums written		60,771	45,779
Change in unearned premiums		(9,123)	(17,345)
Net premiums earned		51,648	28,434

Investment income, net of expenses		2,990	2,357
Realized gain (loss)		53	(83)
Finance charges		1,086	687
Commission and fees		7,905	12,264
Processing and service fees		272	857
Other income		4	4

Total revenues		63,958	44,520

Losses and loss adjustment expenses		32,185	16,690
Other operating costs and expenses		22,701	21,026
Interest expense		786	1,585
Interest expense from amortization of discount on convertible notes		-	1,117
Amortization of intangible asset		573	573

Total expenses		56,245	40,991

Income before tax		7,713	3,529

Income tax expense		2,743	1,103

Net income		$4,970	$2,426

Common stockholders net income per share:
Basic		$0.24	$0.14
Diluted		$0.24	$0.14

Convertible noteholders net income per share:
Basic	$	n/a	$0.14
Diluted	$	n/a	$0.14
The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2007	2006

Common Stock
Balance, beginning of period	$3,740	$2,606
Issuance of common stock upon option exercises	-	3
Balance, end of period	3,740	2,609

Additional Paid-In Capital
Balance, beginning of period	117,932	62,907
Discount on convertible notes, net of tax	-	6,032
Equity based compensation	51	24
Exercise of stock options	-	71
Balance, end of period	117,983	69,034

Retained Earnings
Balance, beginning of period	31,480	22,289
Net income	4,970	2,426
Balance, end of period	36,450	24,715

Accumulated Other Comprehensive Loss
Balance, beginning of period	(2,344)	(2,597)
Unrealized gains (losses) on securities, net of tax	362	(820)
Balance, end of period	(1,982)	(3,417)

Treasury Stock
Balance, beginning of period	(77)	(17)
Acquisition of treasury shares	-	(100)
Exercise of stock options	-	40
Balance, end of period	(77)	(77)

Stockholders' Equity	$156,114	$92,864

Net income	$4,970	$2,426
Unrealized gains (losses) on securities, net of tax	362	(820)
Comprehensive Income	$5,332	$1,606

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$4,970	$2,426

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	781	800
Amortization of beneficial conversion feature	-	1,117
Amortization of discount on structured settlement	104	262
Deferred federal income tax expense (benefit)	1,200	(1,756)
Realized (gain) loss on investments	(53)	83
Change in prepaid reinsurance premiums	(8)	(547)
Change in premiums receivable	(4,853)	(17,430)
Change in accounts receivable	1,798	(4,230)
Change in deferred policy acquisition costs	(1,784)	(1,927)
Change in unpaid losses and loss adjustment expenses	13,276	7,861
Change in unearned premiums	8,975	17,882
Change in unearned revenue	(1,226)	(2,230)
Change in accrued agent profit sharing	(1,190)	(1,654)
Change in reinsurance recoverable	647	(493)
Change in reinsurance balances payable	(6,143)	(455)
Change in current federal income tax payable/recoverable	(449)	1,008
Change in accrued ceding commission payable	3,250	220
Excess tax benefits from share-based payments	-	25
Change in all other liabilities	2,503	7,644
Change in all other assets	(2,823)	976

Net cash provided by operating activities	18,975	9,582

Cash flows from investing activities:
Purchases of property and equipment	(72)	(106)
Premium finance notes repaid, net of finance notes originated	252	(1,745)
Acquisition of subsidiaries, net of cash acquired	-	(25,964)
Change in restricted cash and investments	14,802	(25,138)
Purchases of debt and equity securities	(48,251)	(4,532)
Maturities and redemptions of investment securities	8,643	3,923
Net redemptions of short-term investments	15,000	11,946

Net cash used in investing activities	(9,626)	(41,616)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	40
Payment of structured settlement	(15,000)	-
Proceeds from issuance of convertible debt	-	25,000
Proceeds from note payable to related party	-	12,500
Proceeds from revolving loan on credit facility	-	15,000

Net cash (used in) provided by financing activities	(15,000)	52,540

Increase (decrease) in cash and cash equivalents	(5,651)	20,506
Cash and cash equivalents at beginning of period	81,474	44,528

Cash and cash equivalents at end of period	$75,823	$65,034

Supplemental Cash Flow Information:
Interest paid	$687	$983
Taxes paid	$1,992	$1,800

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma, Arkansas and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Idaho, Oregon and Washington; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services.

We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our three insurance company subsidiaries. Our HGA Operating Unit handles standard lines commercial insurance products and services and is comprised of Hallmark General Agency, Inc. (“Hallmark General Agency”) and Effective Claims Management, Inc. Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of Texas General Agency, Inc. (“Texas General Agency”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”). Our Phoenix Operating Unit handles non-standard personal automobile insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Phoenix General Agency).

These four operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes both our TGA Operating Unit and our Aerospace Operating Unit.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effect on net income or stockholders’ equity.

Redesignation of Segments

Each of our four operating units was reported as a separate segment during the first three quarters of 2006. Commencing in the fourth quarter of 2006, our HGA Operating Unit was designated as the sole component of the Standard Commercial Segment, our TGA Operating Unit and our Aerospace Operating Unit were aggregated in the Specialty Commercial Segment, and our Phoenix Operating Unit was designated as the sole component of the Personal Segment.

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

Recently Issued Accounting Standards

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” previously issued by the Financial Accounting Standards Board (“FASB”). SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-01 had no material impact on our financial condition or results of operations.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the company has not yet issued financial statements, including interim financial statements, in the period of adoption. We adopted the provisions of FIN 48 on January 1, 2007. Since we had no unrecognized tax  benefits, we recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48.  We are no longer subject to U. S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument-by- instrument basis, and is irrevocable. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

3. Business Combinations

We account for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “excess of cost over net assets acquired” or “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred.

4. Supplemental Cash Flow Information

Effective January 1, 2006, we acquired the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. In conjunction with the acquisitions, cash and cash equivalents were used in the acquisitions as follows (in thousands):

	TGA	Aerospace
	Operating Unit	Operating Unit

Fair value of tangible assets excluding cash
and cash equivalents	$52,906	$8,391
Fair value of intangible assets acquired	31,585	12,575
Capitalized direct expenses	232	36
Structured settlement	(23,542)	-
Liabilities assumed	(48,522)	(7,697)

Cash and cash equivalents used in acquisitions	$12,659	$13,305

5. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 833,333 shares authorized for issuance under the 2005 LTIP. Our 1994 Key Employee Long Term Incentive Plan (the “1994 Employee Plan”) and 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) both expired in 2004.

As of March 31, 2007, there were incentive stock options to purchase 197,499 shares of our common stock outstanding under the 2005 LTIP, leaving 635,834 shares reserved for future issuance. As of March 31, 2007, there were incentive stock options to purchase 93,168 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 23,334 shares outstanding under the 1994 Director Plan. In addition, as of March 31, 2007, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Options granted under the 2005 LTIP and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. All options granted under the 1994 Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the 1994 Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the year-to-date ended March 31, 2007 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2007	332,334	$7.04
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,667)	$5.10
Outstanding at March 31, 2007	330,667	$7.05	6.1	$1,649
Exercisable at March 31, 2007	82,418	$3.82	3.2	$678

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Intrinsic value of options exercised	$-	$103

Cost of share-based payments (non-cash)	$51	$24

Income tax benefit of share-based
payments recognized in income	$18	$8

As of March 31, 2007 there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.2 million is expected to be recognized in the remainder of 2007, $0.3 million is expected to be recognized in each of 2008 and 2009 and $0.1 million is expected to be recognized in 2010.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our common stock. The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. There were no options granted in either the first quarters of 2007 or 2006.

6. Segment Information

The following is business segment information for the three months ended March 31, 2007 and 2006 (in thousands):
	Three Months Ended
	March 31,
	2007	2006
Revenues:
Standard Commercial Segment	$21,767	$17,540
Specialty Commercial Segment	28,098	15,968
Personal Segment	13,773	10,797
Corporate	320	215
Consolidated	$63,958	$44,520

Pre-tax income (loss):
Standard Commercial Segment	$2,759	$3,360
Specialty Commercial Segment	4,686	1,619
Personal Segment	2,118	2,051
Corporate	(1,850)	(3,501)
Consolidated	$7,713	$3,529

The following is additional business segment information as of the dates indicated (in thousands):

	March 31, 2007	December 31, 2006
Assets
Standard Commercial Segment	$126,369	$130,764
Specialty Commercial Segment	199,855	167,675
Personal Segment	90,183	85,391
Corporate	15,764	32,123
	$432,171	$415,953

7. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Refer to Note 6 of our Form 10-K for the year ended December 31, 2006 for more discussion of our reinsurance.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended March 31,
	2007	2006

Ceded earned premiums	$3,879	$1,397
Reinsurance recoveries	$1,095	$776

8. Notes Payable

On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of March 31, 2007, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of March 31, 2007, the balance on the revolving note was $2.8 million, which currently bears interest at 7.34% per annum. Also included in notes payable is $2.3 million outstanding under PAAC’s revolving credit facility, which currently bears 8.25% interest. (See Note 10, “Credit Facilities”).

9. Structured Settlements

In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments and which is classified in restricted cash and investments on our balance sheet). As of March 31, 2007, the balance of the structured settlements was $9.7 million.

10. Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of March 31, 2007, we were in compliance with all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. PAAC’s obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of March 31, 2007, PAAC was in compliance with of all of its covenants.

11. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Deferred	$(12,360)	$(8,720)
Amortized	10,576	6,793

Net	$(1,784)	$(1,927)

12. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Common Stockholders:
Weighted average shares - basic	20,768	14,479
Effect of dilutive securities	23	131
Weighted average shares - assuming dilution	20,791	14,610

Convertible Noteholders:
Weighted average shares - basic and assuming dilution	-	3,255

For the three months ended March 31, 2007, 109,166 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the three months ended March 31, 2006 no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share. For the basic and diluted earnings per share calculation for the three months ended March 31, 2006, net income was allocated $2.0 million to common stockholders and $0.4 million to holders of convertible notes.

13. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Interest cost	$180	$171
Amortization of net loss	50	40
Expected return on plan assets	(161)	(157)
Net periodic pension cost	$69	$54

We contributed $74 thousand and $32 thousand to our frozen defined benefit cash balance plan during the three months ended March 31, 2007 and 2006, respectively. Refer to Note 14 of our Form 10-K for the year ended December 31, 2006 for more discussion of our retirement plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto. This discussion contains forward-looking statements. Please see “Risks Associated with Forward-Looking Statements in this Form 10-Q” and “Item 1A. Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we”, “us”, “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma, Arkansas and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Idaho, Oregon and Washington; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•
Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our HGA Operating Unit which is comprised of our Hallmark General Agency, Inc. and Effective Claims Management, Inc. subsidiaries.

•
Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit and the general aviation insurance products and services handled by our Aerospace Operating Unit. Our TGA Operating Unit is comprised of our Texas General Agency, Inc., Pan American Acceptance Corporation and TGA Special Risk, Inc. subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. subsidiaries.

•
Personal Segment. Our Personal Segment includes the non-standard personal automobile insurance products and services handled by our Phoenix Operating Unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Phoenix General Agency.

The retained premium produced by our operating units is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas (“AHIC”) presently retains all of the risks on the commercial property/casualty policies marketed by our HGA Operating Unit and assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit.

•	Gulf States Insurance Company (“GSIC”) presently assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit.

•
Phoenix Indemnity Insurance Company (“PIIC”) presently assumes all of the risks on the non-standard personal automobile policies marketed by our Phoenix Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed by our Aerospace Operating Unit.

Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended on December 15, 2006, pursuant to which AHIC retains 46% of the total net premiums written by all of our operating units, PIIC retains 34% of our total net premiums written and GSIC retains 20% of our total net premiums written.

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

Results of Operations

Management Overview. During the three months ended March 31, 2007, our total revenues were $64.0 million, representing a 44% increase over the $44.5 million in total revenues for the same period of 2006. Increased retention of business produced by our Specialty Commercial Segment was the primary cause of the increase in revenue. Specialty Commercial Segment revenues increased $12.1 million, or 76% during the three months ended March 31, 2007 as compared to the same period of 2006. The retention of business produced by the Standard Commercial Segment that was previously retained by third parties was the primary reason for that segment’s $4.2 million increase in revenue for the three months ended March 31, 2007. Earned premiums from our Personal Segment contributed $2.9 million to the increase in revenue for the three months ended March 31, 2007.

We reported net income of $5.0 million for the three months ended March 31, 2007, representing a 105% increase over net income of $2.4 million in the same period of 2006. On a diluted basis, net income to the common stockholders was $0.24 per share for the three months ended March 31, 2007 as compared to $0.14 per share for the same period in 2006. During the three months ended March 31, 2006, we recorded $1.1 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and subsequently converted to common stock during the second quarter of 2006. The increase in net income was also attributable to the results of our Specialty Commercial Segment, as well as additional investment income from a larger investment portfolio resulting from increased retention of premiums. These increases were partially offset by lower results from our Standard Commercial Segment.

First Quarter 2007 as Compared to First Quarter 2006

The following is additional business segment information for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	23,550	39,357	15,076	-	77,983

Gross premiums written	23,481	26,101	15,076	-	64,658
Ceded premiums written	(2,635)	(1,252)	-	-	(3,887)
Net premiums written	20,846	24,849	15,076	-	60,771
Change in unearned premiums	(924)	(5,756)	(2,443)		(9,123)
Net premiums earned	19,922	19,093	12,633	-	51,648

Total revenues	21,767	28,098	13,773	320	63,958

Losses and loss adjustment expenses	12,841	11,081	8,267	(4)	32,185

Pre-tax income	2,759	4,686	2,118	(1,850)	7,713

Net loss ratio (1)	64.5%	58.0%	65.4%		62.3%
Net expense ratio (1)	28.0%	31.5%	23.6%		28.2%
Net combined ratio(1)	92.5%	89.5%	89.0%		90.5%

	Three Months Ended March 31, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	23,664	39,005	11,099	-	73,768

Gross premiums written	23,464	13,172	11,099	-	47,735
Ceded premiums written	(1,785)	(171)	-	-	(1,956)
Net premiums written	21,679	13,001	11,099	-	45,779
Change in unearned premiums	(7,367)	(8,622)	(1,356)	-	(17,345)
Net premiums earned	14,312	4,379	9,743	-	28,434

Total revenues	17,540	15,968	10,797	215	44,520

Losses and loss adjustment expenses	7,800	2,812	6,086	(8)	16,690

Pre-tax income	3,360	1,619	2,051	(3,501)	3,529

Net loss ratio (1)	54.5%	64.2%	62.5%		58.7%
Net expense ratio (1)	30.8%	27.3%	26.7%		28.8%
Net combined ratio(1)	85.3%	91.5%	89.2%		87.5%

(1) The net loss ratio is calculated as incurred losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses of our insurance company subsidiaries, including allocated overhead expenses and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $23.5 million for the three months ended March 31, 2007 and 2006. Net premiums written were $20.8 million for the three months ended March 31, 2007 as compared to $21.7 million for the same period in 2006. Increased competition and rate pressure kept premium volume by the Standard Commercial Segment relatively flat during the first quarter of 2007 in comparison to the same period the prior year.

Total revenue for the Standard Commercial Segment of $21.8 million for the first quarter of 2007 was $4.2 million more than the $17.5 million reported in the first quarter of 2006. This 24% increase in total revenue was primarily due to increased net premiums earned of $5.6 million for the quarter. Increased net investment income contributed an additional $0.3 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $1.2 million and lower processing and service fees of $0.5 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for our Standard Commercial Segment of $2.8 million for the first quarter of 2007 decreased $0.6 million, or 18%, from the $3.4 million reported for the first quarter of 2006. This decrease in pre-tax income was primarily attributable to an increase in the net loss ratio to 64.5% for the first quarter of 2007 as compared to 54.5% for the same period of 2006. Two factors driving this increase in the net loss ratio were: (1) a decrease in incurred losses inuring to our reinsurance coverage, and (2) an increase in our estimate of the gross incurred loss ratio for the current accident year to reflect a softening rate environment in the standard commercial property/casualty marketplace. We did not recognize any prior accident year development in the first quarter of either 2007 or 2006. The Standard Commercial Segment reported net expense ratios of 28.0% and 30.8% for the first quarters of 2007 and 2006, respectively. The net expense ratio for 2006 was higher primarily due to costs to assume from Clarendon National Insurance Company the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first quarter of 2007 were $26.1 million or 98% more than the $13.2 million reported for the same period in 2006. Net premiums written for the first quarter of 2007 were $24.8 million or 91% more than the $13.0 million reported for the same period in 2006. The increase in premium volume was due to the increased retention of business produced by our TGA Operating Unit from 50% in 2006 to 60% in 2007, as well as the retention of the business produced by our Aerospace Operating Unit beginning in the third quarter of 2006.

Total revenue for the Specialty Commercial Segment of $28.1 million for the first quarter of 2007 was $12.1 million more than the $16.0 million reported in the first quarter of 2006. This 76% increase in revenue was largely due to increased net premiums earned of $14.7 million for the quarter as a result of the increased retention of business. Increased net investment income contributed an additional $0.7 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $3.2 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $4.7 million for the first quarter of 2007 increased $3.1 million, or 189%, from the $1.6 million reported for the same period in 2006. Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $8.3 million and increased operating expenses of $0.8 million due mostly to production related expenses that are directly related to increased earned premium. The Specialty Commercial Segment reported a net loss ratio of 58.0% for the first quarter of 2007 as compared to 64.2% for the first quarter of 2006. Better than anticipated development of the 2006 accident year was the primary cause for the decrease. The Specialty Commercial Segment reported a net expense ratio of 31.5% for the first quarter of 2007 as compared to 27.3% for the first quarter of 2006. The increase in the net expense ratio was primarily due to the recognition of runoff premium in GSIC during the first quarter of 2006 that was produced prior to our acquisition of the subsidiaries now comprising our TGA Operating Unit. This had the effect of depressing the first quarter 2006 expense ratio.

Personal Segment

Net premium written for our Personal Segment increased $4.0 million during the first quarter of 2007 to $15.1 million compared to $11.1 million in the first quarter of 2006. The increase in premium was due mostly to geographic expansion that began in 2006.

Total revenue for the Personal Segment increased 27.6% to $13.8 million for the first quarter of 2007 from $10.8 million for the same period in 2006. Higher earned premium of $2.9 million was the primary reason for the increase in revenue for the period. Increased finance charges were offset by lower investment income due to the reallocation of capital to other segments for their increased retention of premium.

Pre-tax income for the Personal Segment was $2.1 million for the first quarters of both 2007 and 2006. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $2.2 million and increased operating expenses of $0.7 million due mostly to production related expenses directly related to the increased earned premium. The Personal Segment reported a net loss ratio of 65.4% for the first quarter of 2007 as compared to 62.5% for the same period in 2006. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We did not recognize any prior accident year development in either the first quarter 2007 or 2006. The Personal Segment reported a net expense ratio of 23.6% for the first quarter of 2007 as compared to 26.7% for the first quarter of 2006. The decrease in the expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to PIIC in each period.

Corporate

Corporate revenue increased $0.1 million for the first quarter of 2007 as compared to the same period in 2006. The increase was primarily due to gains realized on our investment portfolio.

Corporate pre-tax loss was $1.9 million for the first quarter of 2007 as compared to $3.5 million for the same period in 2006. The decreased loss was mostly due to the absence of the $1.1 million of interest expense incurred in the first quarter of 2006 from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. Also contributing to the decreased loss was lower interest expense of $0.8 million due to the permanent financing of debt used to acquire the subsidiaries comprising the Specialty Commercial Segment in 2006. Most of this debt was either converted to equity in the second quarter of 2006 or repaid with proceeds from our public equity offering in the fourth quarter of 2006.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2007, Hallmark had $2.4 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $4.9 million as of March 31, 2007.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2007, our insurance company subsidiaries’ ordinary dividend capacity is $12.4 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2007 or the 2006 fiscal year.

Comparison of March 31, 2007 to December 31, 2006

On a consolidated basis, our cash and investments (excluding restricted cash and investments) at March 31, 2007 were $256.7 million compared to $237.1 million at December 31, 2006. Net cash provided by our operating activities was the primary driver of the increase in our cash and investments for the three months ended March 31, 2007.

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Net cash provided by our consolidated operating activities was $19.0 million for the first three months of 2007 compared to $9.6 million for the first three months of 2006. The increase in operating cash flow was primarily due to increased collected premiums resulting from increased retained premium volume, partially offset by additional retained paid losses and loss adjustment expenses and additional paid operating expenses.

Cash used in investing activities during the first three months of 2007 was $9.6 million as compared to $41.6 million for the same period in 2006. The higher cash used in investing activities during the first quarter of 2006 was mostly due to the acquisitions of the subsidiaries comprising our Specialty Commercial Segment which used $26.0 million, net of cash acquired. Also contributing to the higher cash used by investing activities during the first quarter of 2006 was the funding of $25.0 million to a trust account securing the future guaranteed payments to the sellers of the subsidiaries comprising our TGA Operating Unit, of which $15.0 million was withdrawn to make the first installment payment in the first quarter of 2007. Increases in maturities and redemptions of investment securities of $4.7 million and net redemptions of short-term investments of $3.1 million, as well as net premium finance notes originated of $0.3 million during the first quarter of 2007 versus net premium finance notes repaid of $1.7 million during the first quarter of 2006, also contributed to the reduction in cash used in investing activities. Partially offsetting these reductions was a $43.7 million increase in purchases of debt and equity securities.

Cash used in financing activities during the first three months of 2007 was $15.0 million as compared to $52.5 million provided by financing activities for the same period of 2006. The cash used in 2007 was from the payment of a portion of the structured settlement of guaranteed consideration to the sellers of the subsidiaries comprising our TGA Operating Unit. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. (“Newcastle Partners”) in the amount of $12.5 million to fund the cash required to close the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (the “Opportunity Funds”). The principal and accrued interest on the convertible notes was converted to 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. In October 2006, we repaid the promissory note to Newcastle Partners and repaid $12.2 million of the outstanding principal balance of our revolving credit facility, in each case with proceeds received from our public equity offering. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E. Schwarz.

Credit Facilities

  On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. As of March 31, 2007, there was $2.8 million outstanding under our revolving credit facility, and we were in compliance with all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

PAAC has a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminates June 30, 2007. Principal outstanding under this revolving credit facility generally bears interest at 1% above the prime rate. PAAC’s obligations under this revolving credit facility are secured by its premium finance notes receivables. This revolving credit facility contains various restrictive covenants which, among other things, require PAAC to maintain minimum amounts of tangible net worth and working capital. As of March 31, 2007, $2.3 million was outstanding under this revolving credit facility and PAAC was in compliance with or had obtained waivers of all of its covenants.

Trust Preferred Securities

On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of March 31, 2007, the note balance was $30.9 million.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million is due on or before January 1, 2008. We are also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million is due on or before January 1, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries purchased as the only permitted investment of the trust account. The trust account is classified in restricted cash and investments on our balance sheet. As of March 31, 2007, the balance of the structured settlements was $9.7 million.

Conclusion

Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2007, there had been no material changes in the market risks described in the Company’s Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures.

The principal executive officer and principal financial officer of the Company have evaluated the Company’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The principal executive officer and principal financial officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under such Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on the consolidated financial position of the Company or the results of operations, in the opinion of management. The various legal proceedings to which the Company is a party are routine in nature and incidental to the Company’s business.

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

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system generally.

Consequently, we could under-price risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in March 31, 2007 unpaid losses and loss adjustment expenses would have produced a $0.9 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $90.8 million at March 31, 2007. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $85.6 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. During 2005, A.M. Best, a nationally recognized insurance industry rating service and publisher, upgraded the financial strength rating of PIIC, from “B” (Fair) to “B+” (Very Good), and upgraded the financial strength rating of AHIC, from “B” (Fair) to “A-” (Excellent). Our insurance company subsidiaries have historically been rated on an individual basis. However, effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended December 15, 2006, whereby AHIC would retain 46% of the net premiums written, PIIC would retain 34% of the net premiums written and GSIC would retain 20% of the net premiums written. As a result, in June 2006, A.M. Best notified us that our insurance company subsidiaries would be rated on a pooled basis and assigned a rating of “A-” (Excellent) to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to insureds or potential insureds with such ratings requirements. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, a ratings downgrade by A.M. Best below “A-” would require us to post collateral in support of our obligations under certain of our reinsurance agreements pursuant to which we assume business.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,173 property/casualty insurance companies and 2,065 property/casualty insurance groups operating in North America as of July 24, 2006. Our HGA Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. The primary competition for our TGA Operating Unit’s excess and surplus lines products includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Penn America Insurance Group and, to a lesser extent, a number of national standard lines carriers such as Zurich North America and The Hartford. Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At March 31, 2007, we had a total of $5.3 million due us from reinsurers for recovery of losses. The largest amount due us from a single reinsurer as of March 31, 2007 was $0.8 million from GE Reinsurance Corp. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

We are subject to comprehensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than of the stockholders and other investors of the insurance companies. These regulations, generally administered by the department of insurance in each state in which we do business, relate to, among other things:

•      approval of policy forms and rates;

•      standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by the state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•      licensing of insurers and their agents;

•      restrictions on the nature, quality and concentration of investments;

•      restrictions on the ability of insurance company subsidiaries to pay dividends;

•      restrictions on transactions between insurance company subsidiaries and their affiliates;

•      requiring certain methods of accounting;

•      periodic examinations of operations and finances;

•      the use of non-public consumer information and related privacy issues;

•      the use of credit history in underwriting and rating;

•      limitations on the ability to charge policy fees;

•      the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•      involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•      restrictions on the cancellation or non-renewal of policies and, in certain jurisdictions, withdrawal from writing certain lines of business;

•      prescribing the form and content of records of financial condition to be filed;

•      requiring reserves for unearned premium, losses and other purposes; and

•      with respect to premium finance business, the federal Truth-in-Lending Act and similar state statutes. In states where specific statutes have not been enacted, premium finance is generally subject to state usury laws that are applicable to consumer loans.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2007 by our insurance company subsidiaries is $12.4 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of March 31, 2007, 80% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 9% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.

In addition to the general risks described above, although 85% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or our cash flows.

As of March 31, 2007, 20% of our investment portfolio was invested in equity securities. The equity securities that we hold are subject to economic loss from a decline in share price. As a result, the values of these equity securities are heavily influenced by the specific financial prospects of each issuer. In addition, general economic conditions, stock market conditions and other factors may adversely affect the value of our equity investments. As a result, we may not realize the desired returns on our equity investments, may incur losses on sales of our equity securities or may be required to write down the value of our equity securities.

We rely on independent agents and specialty brokers to market our products and their failure to do so would have a material adverse effect on our results of operations.

We market and distribute our insurance programs exclusively through independent insurance agents and specialty insurance brokers. As a result, our business depends in large part on the marketing efforts of these agents and brokers and on our ability to offer insurance products and services that meet the requirements of the agents, the brokers and their customers. However, these agents and brokers are not obligated to sell or promote our products and many sell or promote competitors’ insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to continue to attract and retain independent agents and brokers to sell our insurance products. The failure or inability of independent agents and brokers to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.

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

The following five states accounted for 80% of our gross written premiums for the three months ended March 31, 2007: Texas (43%), Oregon (14%), New Mexico (10%), Idaho (7%) and Arizona (6%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3(a) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

3(b)	Restated By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed August 8, 2006).

4(a)
Specimen certificate for Common Stock, $0.18 par value per share, of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed October 3, 2006).

4(b)
Indenture dated as of June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4(c)
Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4(d)	Form of Junior Subordinated Debt Security Due 2035 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4(e)	Form of Capital Security Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

Exhibit Number	Description

4(f)
Form of Registration Rights Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 2, 2006).

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

HALLMARK FINANCIAL SERVICES, INC. (Registrant)

Date: May 10, 2007	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2007	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President (Principal Financial Officer)