Form 10-Q
period 2007-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2007-08-09
CIK 819913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,768,252 shares outstanding as of August 8, 2007.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page Number

Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2007 and June 30, 2006	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited) for the three months and six months ended June 30, 2007 and June 30, 2006	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and June 30, 2006	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	June 30	December 31
	2007	2006
	(unaudited)	(audited )
ASSETS
Investments:
Debt securities, available-for-sale, at market value	$160,547	$133,030
Equity securities, available-for-sale, at market value	30,192	4,580
Short-term investments, available-for-sale, at market value	64,086	25,275

Total investments	254,825	162,885

Cash and cash equivalents	41,792	81,474
Restricted cash and cash equivalents	10,042	24,569
Premiums receivable	54,569	44,644
Accounts receivable	12,441	13,223
Prepaid reinsurance premium	1,773	1,629
Reinsurance recoverable	6,505	5,930
Deferred policy acquisition costs	20,214	17,145
Excess of cost over fair value of net assets acquired	31,427	31,427
Intangible assets	24,927	26,074
Prepaid expenses	1,187	1,769
Other assets	10,639	5,184

Total assets	$470,341	$415,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$35,130	$35,763
Structured settlements	9,794	24,587
Unpaid losses and loss adjustment expenses	104,388	77,564
Unearned premiums	107,859	91,606
Unearned revenue	3,777	5,734
Reinsurance balances payable	1,271	1,060
Accrued agent profit sharing	1,256	1,784
Accrued ceding commission payable	7,059	3,956
Pension liability	2,895	3,126
Deferred federal income taxes	1,225	2,310
Current federal income tax payable	4,652	2,132
Accounts payable and other accrued expenses	26,768	15,600

Total liabilities	306,074	265,222

Commitments and Contingencies

Stockholders' equity:

Common stock, $.18 par value (authorized 33,333,333 shares in 2007 and 2006; issued 20,776,080 shares in 2007 and 2006)	3,740	3,740
Additional paid in capital	118,085	117,932
Retained earnings	45,265	31,480
Accumulated other comprehensive loss	(2,746)	(2,344)
Treasury stock, at cost (7,828 shares in 2007 and 2006)	(77)	(77)

Total stockholders' equity	164,267	150,731

	$470,341	$415,953

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Gross premiums written	$66,577	$47,876	$131,235	$95,611
Ceded premiums written	(4,281)	(2,484)	(8,168)	(4,440)
Net premiums written	62,296	45,392	123,067	91,171
Change in unearned premiums	(6,986)	(11,133)	(16,109)	(28,478)
Net premiums earned	55,310	34,259	106,958	62,693

Investment income, net of expenses	3,047	2,236	6,037	4,593
Realized gain (loss)	828	(1,283)	881	(1,366)
Finance charges	1,185	1,216	2,271	1,903
Commission and fees	8,159	10,016	16,064	22,280
Processing and service fees	203	727	475	1,584
Other income	4	16	8	20

Total revenues	68,736	47,187	132,694	91,707

Losses and loss adjustment expenses	30,712	20,199	62,897	36,889
Other operating expenses	23,723	20,027	46,424	41,053
Interest expense	796	1,662	1,582	3,247
Interest expense from amortization of discount on convertible notes	-	8,508	-	9,625
Amortization of intangible asset	573	573	1,146	1,146

Total expenses	55,804	50,969	112,049	91,960

Income (loss) before tax	12,932	(3,782)	20,645	(253)
Income tax expense (benefit)	4,117	(940)	6,860	163

Net income (loss)	$8,815	$(2,842)	$13,785	$(416)

Common stockholders net income (loss) per share:
Basic	$0.42	$(0.18)	$0.66	$(0.03)
Diluted	$0.42	$(0.18)	$0.66	$(0.03)

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Common Stock
Balance, beginning of period	$3,740	$2,609	$3,740	$2,606
Conversion of note payable to common stock	-	589	-	589
Issuance of common stock upon option exercises	-	-	-	3
Balance, end of period	3,740	3,198	3,740	3,198

Additional Paid-In Capital
Balance, beginning of period	117,983	69,034	117,932	62,907
Discount on convertible notes, net of tax	-	34	-	6,066
Conversion of note payable to common stock	-	24,562	-	24,562
Equity based compensation	102	33	153	57
Exercise of stock options	-	-	-	71
Balance, end of period	118,085	93,663	118,085	93,663

Retained Earnings
Balance, beginning of period	36,450	24,715	31,480	22,289
Net income (loss)	8,815	(2,842)	13,785	(416)
Balance, end of period	45,265	21,873	45,265	21,873

Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,982)	(3,417)	(2,344)	(2,597)
Additional minimum pension liability, net of tax	64	32	64	32
Unrealized losses on securities, net of tax	(828)	(283)	(466)	(1,103)
Balance, end of period	(2,746)	(3,668)	(2,746)	(3,668)

Treasury Stock
Balance, beginning of period	(77)	(77)	(77)	(17)
Acquisition of treasury shares	-	-	-	(100)
Exercise of stock options	-	-	-	40
Balance, end of period	(77)	(77)	(77)	(77)

Stockholders' Equity	$164,267	$114,989	$164,267	$114,989

Net income (loss)	$8,815	$(2,842)	$13,785	$(416)
Additional minimum pension liability, net of tax	64	32	64	32
Unrealized losses on securities, net of tax	(828)	(283)	(466)	(1,103)
Comprehensive Income (Loss)	$8,051	$(3,093)	$13,383	$(1,487)

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30
	2007	2006
Cash flows from operating activities:
Net income (loss)	$13,785	$(416)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	1,564	1,605
Amortization of beneficial conversion feature	-	9,625
Amortization of discount on structured settlement	207	523
Deferred federal income tax benefit	(916)	(5,671)
Realized (gain) loss on investments	(881)	1,366
Change in prepaid reinsurance premiums	(144)	(818)
Change in premiums receivable	(9,925)	(20,346)
Change in accounts receivable	796	(269)
Change in deferred policy acquisition costs	(3,069)	(3,400)
Change in unpaid losses and loss adjustment expenses	26,824	16,288
Change in unearned premiums	16,253	29,293
Change in unearned revenue	(1,957)	(4,088)
Change in accrued agent profit sharing	(528)	(920)
Change in reinsurance recoverable	(575)	(446)
Change in reinsurance balances payable	211	(252)
Change in current federal income tax payable	2,520	751
Change in accrued ceding commission payable	3,103	8
Excess tax benefits from share-based payments	-	(25)
Change in all other liabilities	2,059	6,331
Change in all other assets	(4,733)	534

Net cash provided by operating activities	44,594	29,673

Cash flows from investing activities:
Purchases of property and equipment	(269)	(249)
Premium finance notes repaid, net of finance notes originated	(633)	(2,368)
Acquisition of subsidiaries, net of cash acquired	-	(25,964)
Change in restricted cash	14,527	180
Purchases of debt and equity securities	(106,636)	(60,430)
Maturities and redemptions of investment securities	62,506	13,268
Net purchases of short-term investments	(38,771)	(37,776)

Net cash used in investing activities	(69,276)	(113,339)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	40
Payment of structured settlement	(15,000)	-
Proceeds from issuance of convertible debt	-	25,000
Proceeds from note payable to related party	-	12,500
Proceeds from revolving loan on credit facility	-	15,000

Net cash (used in) provided by financing activities	(15,000)	52,540

Decrease in cash and cash equivalents	(39,682)	(31,126)
Cash and cash equivalents at beginning of period	81,474	44,528

Cash and cash equivalents at end of period	$41,792	$13,402

Supplemental Cash Flow Information:
Interest paid	$1,372	$2,384
Taxes paid	$5,256	$5,082

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma, Arkansas and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Louisiana, Idaho, Oregon, Montana, Missouri and Washington; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services.

We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our three insurance company subsidiaries. Our HGA Operating Unit handles standard lines commercial insurance products and services and is comprised of Hallmark General Agency, Inc. (“Hallmark General Agency”) and Effective Claims Management, Inc. Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of Texas General Agency, Inc. (“Texas General Agency”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”). Our Phoenix Operating Unit handles non-standard personal automobile insurance products and services and is comprised solely of American Hallmark General Agency, Inc. (which does business as Phoenix Indemnity Insurance Company).

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

The interim financial data as of June 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effect on net income or stockholders’ equity. Investment balances that were previously reported in Restricted Cash and Investments on the balance sheet have been reclassified to debt securities, available-for-sale, at market value during the current period. The amount reclassified for December 31, 2006 was $7.2 million.

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

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the company has not yet issued financial statements, including interim financial statements, in the period of adoption. We adopted the provisions of FIN 48 on January 1, 2007. Since we had no unrecognized tax benefits, we recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48. We are no longer subject to U. S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

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

5. Pledged Investments

We have certain of our debt securities pledged for the benefit of various state insurance departments, reinsurers and the sellers of our TGA Operating Unit. These securities are included with our available-for-sale debt securities as we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $16.2 million at June 30, 2007.

6. Share-Based Payment Arrangements

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

As of June 30, 2007, there were incentive stock options to purchase 657,499 shares of our common stock outstanding and non-qualified stock options to purchase 40,000 shares of our common stock outstanding under the 2005 LTIP, leaving 135,834 shares reserved for future issuance. As of June 30, 2007, there were incentive stock options to purchase 93,001 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 23,334 shares outstanding under the 1994 Director Plan. In addition, as of June 30, 2007, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Incentive stock options granted under the 2005 LTIP and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP vest 100% six months after the date of grant and terminate ten years from the date of grant. All non-qualified stock options granted under the 1994 Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the 1994 Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the year-to-date ended June 30, 2007 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2007	332,334	$7.04
Granted	500,000	$12.52
Exercised	-	$-
Forfeited or expired	(1,834)	$5.05
Outstanding at June 30, 2007	830,500	$10.35	8.3	$1,674
Exercisable at June 30, 2007	138,751	$4.79	3.9	$1,017

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Intrinsic value of options exercised	$-	$-	$-	$103

Cost of share-based payments (non-cash)	$102	$33	$153	$57

Income tax benefit of share-based payments recognized in income	$36	$11	$54	$20

As of June 30, 2007 there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.4 million is expected to be recognized in the remainder of 2007, $0.6 million is expected to be recognized in 2008, $0.8 million is expected to be recognized in each of 2009 and 2010 and $0.3 million is expected to be recognized in 2011.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our common stock. The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated. There were no options granted in either the first quarter of 2007 or 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Grant date fair value per share	$4.04	$6.26	$4.04	$6.26

Expected term (in years)	6.4	5.0	6.4	5.0
Expected volatility	19.4%	59.1%	19.4%	59.1%
Risk free interest rate	4.5%	4.9%	4.5%	4.9%

7. Segment Information

The following is business segment information for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Standard Commercial Segment	$20,003	$19,264	$41,770	$36,804
Specialty Commercial Segment	32,978	17,146	61,076	33,114
Personal Segment	14,696	11,890	28,469	22,687
Corporate	1,059	(1,113)	1,379	(898)
Consolidated	$68,736	$47,187	$132,694	$91,707

Pre-tax income (loss):
Standard Commercial Segment	$2,664	$2,773	$5,423	$6,133
Specialty Commercial Segment	9,441	3,439	14,127	5,058
Personal Segment	2,176	2,393	4,294	4,444
Corporate	(1,349)	(12,387)	(3,199)	(15,888)
Consolidated	$12,932	$(3,782)	$20,645	$(253)

The following is additional business segment information as of the dates indicated (in thousands):

	June 30, 2007	December 31, 2006
Assets
Standard Commercial Segment	$132,303	$130,764
Specialty Commercial Segment	235,178	167,675
Personal Segment	87,465	85,391
Corporate	15,395	32,123
	$470,341	$415,953

8. Reinsurance

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Ceded earned premiums	$4,144	$2,199	$8,024	$3,596
Reinsurance recoveries	$2,349	$118	$3,436	$894

9. Notes Payable

On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of June 30, 2007, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of June 30, 2007, the balance on the revolving note was $2.8 million, which currently bears interest at 7.36% per annum. Also included in notes payable is $1.4 million outstanding under PAAC’s revolving credit sub-facility, which also currently bears interest at 7.36% per annum. (See Note 11, “Credit Facilities”).

10. Structured Settlements

In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments). As of June 30, 2007, the balance of the structured settlements was $9.8 million.

11. Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. The new premium finance sub-facility terminates May 31, 2009. As of June 30, 2007, we were in compliance with all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

PAAC had a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminated June 30, 2007. This facility was replaced with the new $5.0 million premium finance sub-facility with The Frost National Bank as discussed above.

11. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Deferred	$(12,606)	$(8,678)	$(24,966)	$(17,590)
Amortized	11,321	6,653	21,897	14,190

Net	$(1,285)	$(2,025)	$(3,069)	$(3,400)

12. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average shares - basic	20,768	15,780	20,768	15,133
Effect of dilutive securities	-	-	-	-
Weighted average shares - assuming dilution	20,768	15,780	20,768	15,133

For the three and six months ended June 30, 2007, 500,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2006, we reported a net loss and therefore, excluded the effect of dilutive securities in the calculation of diluted loss per share as the inclusion of these securities would have been anti-dilutive.

13. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest cost	$180	$172	$360	$343
Amortization of net loss	50	40	100	80
Expected return on plan assets	(160)	(157)	(321)	(314)
Net periodic pension cost	$70	$55	$139	$109

We contributed $74 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during each of the three months ended June 30, 2007 and 2006. We contributed $270 thousand and $106 thousand to our Cash Balance Plan during the six months ended June 30, 2007 and 2006, respectively. Refer to Note 14 of our Form 10-K for the year ended December 31, 2006 for more discussion of our retirement plans.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we”, “us”, “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in Texas, New Mexico, Idaho, Oregon, Montana, Louisiana, Oklahoma, Arkansas and Washington; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in Texas, New Mexico, Arizona, Oklahoma, Arkansas, Louisiana, Idaho, Oregon, Montana, Missouri and Washington; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our insurance company subsidiaries.

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

•
Personal Segment. Our Personal Segment includes the non-standard personal automobile insurance products and services handled by our Phoenix Operating Unit which is comprised solely of American Hallmark General Agency, Inc., which does business as Phoenix Indemnity Insurance Company.

The retained premium produced by our operating units is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas (“AHIC”) presently retains all of the risks on the commercial property/casualty policies marketed by our HGA Operating Unit, assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed by our Aerospace Operating Unit.

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

Results of Operations

Management Overview. During the three months and six months ended June 30, 2007, our total revenues were $68.7 million and $132.7 million, representing a 46% and 45% increase over the $47.2 million and $91.7 million in total revenues, respectively, for the same periods of 2006. Increased retention of business produced by our Specialty Commercial Segment and increased production by our Personal Segment were the primary causes of the increase in revenue. Specialty Commercial Segment revenues increased $15.8 million and $28.0 million, or 92% and 84%, during the three months and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. Revenues from our Personal Segment increased $2.8 million and $5.8 million, or 24% and 25%, during the three and six months ended June 30, 2007, respectively, due largely to geographic expansion into new states. The retention of business produced by the Standard Commercial Segment that was previously retained by third parties was the primary reason for that segment’s $0.7 million and $5.0 million increase in revenue for the three months and six months ended June 30, 2007, respectively. Realized gains of $0.8 million and $0.9 million for the three months and six months ended June 30, 2007, respectively, as compared to realized losses of $1.4 million recognized for both the same periods the prior year, were the primary reason for an increase in revenue for Corporate.

We reported net income of $8.8 million and $13.8 million for the three months and six months ended June 30, 2007 as compared to net loss of $2.8 million and $0.4 million reported for the three and six months ended June 30, 2006. On a diluted per share basis, net income was $0.42 and $0.66 for the three months and six months ended June 30, 2007 as compared to net loss per share of $0.18 and $0.03 for the same periods in 2006. During the three months and six months ended June 30, 2006, we recorded $8.5 million and $9.6 million, respectively, of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and subsequently converted to common stock during the second quarter of 2006. The increase in net income was also attributable to increased revenue as discussed above and to prior year favorable loss reserve development of $1.9 million and $2.1 million for the three months and six months ended June 30, 2007 as compared to $0.9 million and $0.8 million of prior year favorable development recognized during the same periods of 2006. Lower interest expense and additional investment income from a larger investment portfolio resulting from increased retention of premiums also contributed to the increase in net income.

Second Quarter 2007 as Compared to Second Quarter 2006

The following is additional business segment information for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	24,751	40,956	13,298	-	79,005

Gross premiums written	24,740	28,540	13,297	-	66,577
Ceded premiums written	(2,804)	(1,477)	-	-	(4,281)
Net premiums written	21,936	27,063	13,297	-	62,296
Change in unearned premiums	(1,731)	(5,474)	219	-	(6,986)
Net premiums earned	20,205	21,589	13,516	-	55,310

Total revenues	20,003	32,978	14,696	1,059	68,736

Losses and loss adjustment expenses	11,267	10,635	8,813	(3)	30,712

Pre-tax income (loss)	2,664	9,441	2,176	(1,349)	12,932

Net loss ratio (1)	55.8%	49.3%	65.2%		55.5%
Net expense ratio (1)	27.0%	32.0%	22.8%		27.9%
Net combined ratio (1)	82.8%	81.3%	88.0%		83.4%

	Three Months Ended June 30, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	23,488	35,285	10,739	-	69,512

Gross premiums written	23,453	13,684	10,739	-	47,876
Ceded premiums written	(2,067)	(417)	-	-	(2,484)
Net premiums written	21,386	13,267	10,739	-	45,392
Change in unearned premiums	(4,532)	(6,258)	(343)	-	(11,133)
Net premiums earned	16,854	7,009	10,396	-	34,259

Total revenues	19,264	17,146	11,890	(1,113)	47,187

Losses and loss adjustment expenses	10,018	3,707	6,482	(8)	20,199

Pre-tax income (loss)	2,773	3,439	2,393	(12,387)	(3,782)

Net loss ratio (1)	59.4%	52.9%	62.4%		59.0%
Net expense ratio (1)	28.9%	22.4%	26.2%		26.8%
Net combined ratio (1)	88.3%	75.3%	88.6%		85.8%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $24.7 million for the three months ended June 30, 2007, or 5% more than the $23.5 million reported for the same period in 2006. Net premiums written were $21.9 million for the three months ended June 30, 2007, or 3% more than the $21.4 million reported for the same period in 2006. Increased competition and rate pressure continue to challenge premium volume growth by the Standard Commercial Segment.

Total revenue for the Standard Commercial Segment of $20.0 million for the second quarter of 2007 was $0.7 million more than the $19.3 million reported in the second quarter of 2006. This 4% increase in total revenue was primarily due to increased net premiums earned of $3.4 million for the quarter and increased net investment income of $0.3 million. These increases in revenue were partially offset by lower ceding commission revenue of $1.7 million due to a contingent commission adjustment related to adverse development on prior accident years, as well as lower ceding commission revenue of $0.7 million and processing and service fees of $0.5 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for our Standard Commercial Segment of $2.7 million for the second quarter of 2007 decreased $0.1 million, or 4%, from the $2.8 million reported for the second quarter of 2006. This decrease in pre-tax income was primarily attributable to the contingent commission adjustment discussed above partially offset by additional earned premium volume net of related incurred losses, production related expenses, ceding commissions and processing fees of $0.5 million, increased net investment income of $0.3 million discussed above, and improved net loss results as evidenced by a net loss ratio of 55.8% for the three months ended June 30, 2007 as compared to 59.4% for the same period of 2006.

The net loss ratio was favorably impacted by higher ceded losses of $1.8 million for the three months ended June 30, 2007 as compared to only $38 thousand for the same period in 2006. The gross loss ratio before reinsurance was 57.3% for the three months ended June 30, 2007 as compared to 53.9% for the same period the prior year. The gross loss results for the three months ended June 30, 2007 included $0.6 million of favorable prior year development as compared to favorable prior year development of $0.3 million recognized during the same period of 2006. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were higher by $1.4 million due to the higher gross loss experience.

The Standard Commercial Segment reported net expense ratios of 27.0% and 28.9% for the second quarters of 2007 and 2006, respectively. The net expense ratio for 2006 was higher primarily due to costs to assume from Clarendon National Insurance Company the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the second quarter of 2007 were $28.5 million or 109% more than the $13.7 million reported for the same period in 2006. Net premiums written for the second quarter of 2007 were $27.1 million or 104% more than the $13.3 million reported for the same period in 2006. The increase in premium volume was due to the increased retention of business produced by our TGA Operating Unit from 50% in 2006 to 60% in 2007, as well as the retention of the business produced by our Aerospace Operating Unit beginning in the third quarter of 2006.

Total revenue for the Specialty Commercial Segment of $33.0 million for the second quarter of 2007 was $15.8 million more than the $17.1 million reported in the second quarter of 2006. This 92% increase in revenue was largely due to increased net premiums earned of $14.6 million for the quarter as a result of the increased retention of business. The Specialty Commercial Segment recognized $2.9 million of contingent ceding commission under the 2006 quota share agreement with Republic Underwriters Insurance Company due to improved underwriting results. Increased net investment income contributed an additional $0.6 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $2.1 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $9.4 million for the second quarter of 2007 increased $6.0 million, or 175%, from the $3.4 million reported for the same period in 2006. Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $6.9 million and increased operating expenses of $2.9 million due mostly to production related expenses that are directly related to increased earned premium. The Specialty Commercial Segment reported a net loss ratio of 49.3% for the second quarter of 2007 as compared to 52.9% for the second quarter of 2006. Favorable prior year development of $1.4 million for the three months ended June 30, 2007 as compared to favorable prior year development of $0.5 million for the same period of 2006 was the primary cause for the decrease in the net loss ratio. The Specialty Commercial Segment reported a net expense ratio of 32.0% for the second quarter of 2007 as compared to 22.4% for the second quarter of 2006. The increase in the net expense ratio was primarily due to the 2006 second quarter expense ratio being depressed by the amortization of the fair value adjustment of the deferred policy acquisition cost asset, which was recognized in the application of FASB Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”) in the 2006 acquisition of the TGA Operating Unit. This impacted the reported operating expenses during the second quarter of 2006. In addition, amortization of the fair value adjustment of the unearned premium reserve, also recognized pursuant to SFAS No. 141, affected the reported net premiums earned during the second quarter of 2006.

Personal Segment

Net premium written for our Personal Segment increased $2.6 million during the second quarter of 2007 to $13.3 million compared to $10.7 million in the second quarter of 2006. The increase in premium was due mostly to geographic expansion that began in 2006.

Total revenue for the Personal Segment increased 24% to $14.7 million for the second quarter of 2007 from $11.9 million for the same period in 2006. Higher earned premium of $3.1 million was the primary reason for the increase in revenue for the period. Increased finance charges of $0.2 million were offset by lower third party commission revenue of $0.2 million and investment income was $0.3 million lower due to the reallocation of capital to other segments for their increased retention of premium.

Pre-tax income for the Personal Segment was $2.2 million for the three months ended June 30, 2007 as compared to $2.4 million for the same period in 2006. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $2.3 million and increased operating expenses of $0.7 million due mostly to production related expenses attributable to the increased earned premium. The Personal Segment reported a net loss ratio of 65.2% for the second quarter of 2007 as compared to 62.4% for the same period in 2006. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We recognized $0.1 million of adverse prior accident year development in the second quarter 2007 as compared to $31 thousand of favorable prior year development in the second quarter of 2006. The Personal Segment reported a net expense ratio of 22.8% for the second quarter of 2007 as compared to 26.2% for the second quarter of 2006. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to PIIC in each period.

Corporate

Corporate revenue increased $2.2 million for the second quarter of 2007 as compared to the same period in 2006. The increase was primarily due to $0.8 million of net gains realized on our investment portfolio during the quarter as compared to $1.4 million of net losses realized during the second quarter of 2006.

Corporate pre-tax loss was $1.3 million for the second quarter of 2007 as compared to $12.4 million for the same period in 2006. The decreased loss was mostly due to the absence of the $8.5 million of interest expense incurred in the second quarter of 2006 from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. These notes were converted to common stock during the second quarter of 2006. Also contributing to the decreased loss were the realized gains discussed above and lower interest expense of $0.8 million due to the permanent financing of debt used to acquire the subsidiaries comprising the Specialty Commercial Segment in 2006. Most of this debt was either converted to equity in the second quarter of 2006 or repaid with proceeds from our public equity offering in the fourth quarter of 2006. Partially offsetting these improvements were increased operating expenses of $0.5 million for the second quarter 2007 due mostly to increased consulting costs related to compliance with Sarbanes-Oxley section 404 requirements and new employees.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

The following is additional business segment information for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	48,301	80,313	28,374	-	156,988

Gross premiums written	48,221	54,641	28,373	-	131,235
Ceded premiums written	(5,439)	(2,729)	-	-	(8,168)
Net premiums written	42,782	51,912	28,373	-	123,067
Change in unearned premiums	(2,655)	(11,230)	(2,224)		(16,109)
Net premiums earned	40,127	40,682	26,149	-	106,958

Total revenues	41,770	61,076	28,469	1,379	132,694

Losses and loss adjustment expenses	24,108	21,716	17,080	(7)	62,897

Pre-tax income (loss)	5,423	14,127	4,294	(3,199)	20,645

Net loss ratio (1)	60.1%	53.4%	65.3%		58.8%
Net expense ratio (1)	27.5%	31.8%	23.2%		28.1%
Net combined ratio (1)	87.6%	85.2%	88.5%		86.9%

	Six Months Ended June 30, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	47,152	74,290	21,838	-	143,280

Gross premiums written	46,917	26,856	21,838	-	95,611
Ceded premiums written	(3,852)	(588)	-	-	(4,440)
Net premiums written	43,065	26,268	21,838	-	91,171
Change in unearned premiums	(11,899)	(14,880)	(1,699)	-	(28,478)
Net premiums earned	31,166	11,388	20,139	-	62,693

Total revenues	36,804	33,114	22,687	(898)	91,707

Losses and loss adjustment expenses	17,818	6,519	12,568	(16)	36,889

Pre-tax income (loss)	6,133	5,058	4,444	(15,888)	(253)

Net loss ratio (1)	57.2%	57.3%	62.4%		58.8%
Net expense ratio (1)	29.8%	24.3%	26.4%		27.7%
Net combined ratio (1)	87.0%	81.6%	88.8%		86.5%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $48.2 million for the six months ended June 30, 2007, or 3% more than the $46.9 million reported for the same period in 2006. Net premiums written were $42.8 million for the six months ended June 30, 2007 as compared to $43.1 million reported for the same period in 2006. Increased competition and rate pressure continue to challenge premium volume growth by the Standard Commercial Segment.

Total revenue for the Standard Commercial Segment of $41.8 million for the six months ended June 30, 2007 was $5.0 million more than the $36.8 million reported during the six months ended June 30, 2006. This 13% increase in total revenue was primarily due to increased net premiums earned of $9.0 million and increased net investment income of $0.6 million. These increases in revenue were partially offset by lower ceding commission revenue of $1.6 million due to contingent commission adjustments related to adverse development on prior accident years, as well as lower ceding commission revenue of $2.0 million and lower processing and service fees of $1.0 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for our Standard Commercial Segment of $5.4 million for the six months ended June 30, 2007 decreased $0.7 million, or 12%, from the $6.1 million reported for the same period of 2006. This decrease in pre-tax income was primarily attributable to the contingent commission adjustment discussed above as well as higher net loss results. These decreases were partially offset by additional earned premium volume net of related incurred losses, production related expenses, ceding commissions and processing fees of $1.2 million and increased net investment income of $0.6 million discussed above.

The net loss ratio for the six months ended June 30, 2007 was 60.1% as compared to the 57.2% reported for the same period of 2006. The net loss ratio was favorably impacted by higher ceded losses of $2.0 million for the six months ended June 30, 2007 as compared to only $0.6 million for the same period in 2006. The gross loss ratio before reinsurance was 57.5% for the six months ended June 30, 2007 as compared to 53.9% for the same period the prior year. The gross loss results for the six months ended June 30, 2007 included $0.6 million of favorable prior year development as compared to favorable prior year development of $0.3 million recognized during the same period of 2006. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were higher by $2.9 million due to the higher gross loss experience.

The Standard Commercial Segment reported net expense ratios of 27.5% and 29.8% for the six months ended June 30, 2007 and 2006, respectively. The net expense ratio for 2006 was higher primarily due to costs to assume from Clarendon National Insurance Company the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first six months of 2007 were $54.6 million or 103% more than the $26.9 million reported for the same period in 2006. Net premiums written for the first six months of 2007 were $51.9 million or 98% more than the $26.3 million reported for the same period in 2006. The increase in premium volume was due to the increased retention of business produced by our TGA Operating Unit from 50% in 2006 to 60% in 2007, as well as the retention of the business produced by our Aerospace Operating Unit beginning in the third quarter of 2006.

Total revenue for the Specialty Commercial Segment of $61.1 million for the first six months of 2007 was $28.0 million more than the $33.1 million reported in the first six months of 2006. This 84% increase in revenue was largely due to increased net premiums earned of $29.3 million for the first six months of 2007 as a result of the increased retention of business. The Specialty Commercial Segment recognized $3.3 million of contingent ceding commission under the 2006 quota share agreement with Republic Underwriters Insurance Company due to improved underwriting results. Increased net investment income contributed an additional $1.4 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission and fee revenue of $5.8 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $14.1 million for the first six months of 2007 increased $9.1 million, or 179%, from the $5.1 million reported for the same period in 2006. Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $15.2 million and increased operating expenses of $3.8 million due mostly to production related expenses that are directly related to increased earned premium. The Specialty Commercial Segment reported a net loss ratio of 53.4% for the first six months of 2007 as compared to 57.3% for the first six months of 2006. Favorable prior year development of $1.4 million for the six months ended June 30, 2007 as compared to favorable prior year development of $0.5 million for the same period of 2006 was the primary cause for the decrease in the net loss ratio. The Specialty Commercial Segment reported a net expense ratio of 31.8% for the first six months of 2007 as compared to 24.3% for the first six months of 2006. The increase in the net expense ratio was primarily due to the 2006 net expense ratio being depressed by the amortization of the fair value adjustment of the deferred policy acquisition cost asset, which was recognized in the application of SFAS No. 141 in the 2006 acquisition of the TGA Operating Unit. This impacted the reported operating expenses during the first six months of 2006. In addition, amortization of the fair value adjustment of the unearned premium reserve, also recognized pursuant to SFAS No. 141, affected the reported net premiums earned during the first six months of 2006.

Personal Segment

Net premium written for our Personal Segment increased $6.5 million during the first six months of 2007 to $28.4 million compared to $21.8 million in the first six months of 2006. The increase in premium was due mostly to geographic expansion that began in 2006.

Total revenue for the Personal Segment increased 25% to $28.5 million for the first six months of 2007 from $22.7 million for the same period in 2006. Higher earned premium of $6.0 million was the primary reason for the increase in revenue for the period. Increased finance charges of $0.5 million were offset by lower investment income of $0.5 million due to the reallocation of capital to other segments for their increased retention of premium and lower third party commission revenue of $0.2 million.

Pre-tax income for the Personal Segment was $4.3 million for the six months ended June 30, 2007 as compared to $4.4 million for the same period in 2006. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $4.5 million and increased operating expenses of $1.4 million due mostly to production related expenses attributable to the increased earned premium. The Personal Segment reported a net loss ratio of 65.3% for the first six months of 2007 as compared to 62.4% for the same period in 2006. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We recognized $0.1 million of favorable prior accident year development during the first six months 2007 as compared to $1 thousand of favorable prior year development during the first six months of 2006. The Personal Segment reported a net expense ratio of 23.2% for the first six months of 2007 as compared to 26.4% for the first six months of 2006. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to PIIC in each period.

Corporate

Corporate revenue increased $2.3 million for the first six months of 2007 as compared to the same period in 2006. The increase was primarily due to $0.9 million of net gains realized on our investment portfolio during the first six months of 2007 as compared to $1.4 million of net losses realized during the same period of 2006.

Corporate pre-tax loss was $3.2 million for the first six months of 2007 as compared to $15.9 million for the same period in 2006. The decreased loss was mostly due to the absence of the $9.6 million of interest expense incurred in the first six months of 2006 from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. These notes were converted to common stock during the second quarter of 2006. Also contributing to the decreased loss were the realized gains discussed above and lower interest expense of $1.6 million due to the permanent financing of debt used to acquire the subsidiaries comprising the Specialty Commercial Segment in 2006. Most of this debt was either converted to equity in the second quarter of 2006 or repaid with proceeds from our public equity offering in the fourth quarter of 2006. Partially offsetting these improvements were increased operating expenses of $0.8 million for the first six months of 2007 due mostly to increased consulting costs related to compliance with Sarbanes-Oxley section 404 requirements and new employees.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2007, Hallmark had $2.0 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.1 million as of June 30, 2007.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2007, our insurance company subsidiaries’ ordinary dividend capacity is $12.4 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2007 or the 2006 fiscal year.

Comparison of June 30, 2007 to December 31, 2006

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2007 were $296.6 million compared to $244.4 million at December 31, 2006. Net cash provided by our operating activities was the primary driver of the increase in our cash and investments for the six months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Net cash provided by our consolidated operating activities was $44.6 million for the first six months of 2007 compared to $29.7 million for the first six months of 2006. The increase in operating cash flow was primarily due to increased collected premiums resulting from increased retained premium volume, partially offset by additional retained paid losses and loss adjustment expenses and additional paid operating expenses.

Cash used in investing activities during the first six months of 2007 was $69.3 million as compared to $113.3 million for the same period in 2006. The higher cash used in investing activities during the first half of 2006 was mostly due to the acquisitions of the subsidiaries comprising our Specialty Commercial Segment which used $26.0 million, net of cash acquired. Also contributing to the reduction in cash used by investing activities during the first six months of 2007 was the withdrawal of $15.0 million from a trust account securing the future guaranteed payments to the sellers of the subsidiaries comprising our TGA Operating Unit to make the first installment payment in the first quarter of 2007. Net premium finance notes repaid of $0.6 million during the first six months of 2007 versus net premium finance notes repaid of $2.4 million during the first six months of 2006 also contributed to the reduction in cash used in investing activities.

Cash used in financing activities during the first six months of 2007 was $15.0 million as compared to $52.5 million provided by financing activities for the same period of 2006. The cash used in 2007 was for the payment of a portion of the structured settlement to the sellers of the subsidiaries comprising our TGA Operating Unit. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. (“Newcastle Partners”) in the amount of $12.5 million to fund the cash required to close the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (the “Opportunity Funds”). The principal and accrued interest on the convertible notes was converted to 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. In October 2006, we repaid the promissory note to Newcastle Partners and repaid $12.2 million of the outstanding principal balance of our revolving credit facility, in each case with proceeds received from our public equity offering. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E. Schwarz.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. The new premium finance sub-facility terminates May 31, 2009. As of June 30, 2007, we were in compliance with all of our covenants. In the third quarter of 2005, we issued a $4.0 million letter of credit under this facility to collateralize certain obligations under the agency agreement between our HGA Operating Unit and Clarendon National Insurance Company effective July 1, 2004.

PAAC had a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminated June 30, 2007. This facility was replaced with the new $5.0 million premium finance sub-facility with The Frost National Bank as discussed above.

Trust Preferred Securities

On June 21, 2005, our newly formed trust entity completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. As of June 30, 2007, the note balance was $30.9 million.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million is due on or before January 1, 2008. We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million is due on or before January 1, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account). As of June 30, 2007, the balance of the structured settlements was $9.8 million.

Conclusion

Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2007, there had been no material changes in the market risks described in the Company’s Form 10-K for the year ended December 31, 2006.

Item 4T. Controls and Procedures.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in June 30, 2007 unpaid losses and loss adjustment expenses would have produced a $1.0 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $104.4 million at June 30, 2007. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $97.9 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At June 30, 2007, we had a total of $6.5 million due us from reinsurers for recovery of losses. The largest amount due us from a single reinsurer as of June 30, 2007 was $1.4 million from QBE Reinsurance Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Our results of operations depend in part on the performance of our invested assets. As of June 30, 2007, 88% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 11% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.

In addition to the general risks described above, although 90% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Hallmark has no exposure in its investment portfolio to sub-prime mortgages and less than $5 thousand total exposure in mortgage backed securities.  Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or our cash flows.

As of June 30, 2007, 12% of our investment portfolio was invested in equity securities. The equity securities that we hold are subject to economic loss from a decline in share price. As a result, the values of these equity securities are heavily influenced by the specific financial prospects of each issuer. In addition, general economic conditions, stock market conditions and other factors may adversely affect the value of our equity investments. As a result, we may not realize the desired returns on our equity investments, may incur losses on sales of our equity securities or may be required to write down the value of our equity securities.

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

The following five states accounted for 81% of our gross written premiums for the three months ended June 30, 2007: Texas (44%), Oregon (14%), New Mexico (10%), Idaho (7%) and Arizona (6%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

    None.

Item 3.   Defaults Upon Senior Securities.

    None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on May 24, 2007. Of the 20,768,252 shares of common stock of the Company entitled to vote at the meeting, 19,006,010 shares were present in person or by proxy.

At the Annual Meeting, the following individuals were elected to serve as directors of the Company and received the number of votes set forth opposite their respective names:

Director	Votes For	Votes Withheld

Mark E. Schwarz	17,245,440	36,172
Scott T. Berlin	18,023,770	36,172
James H. Graves	18,969,765	36,172
George R. Manser	18,023,068	36,172

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

99(a)
Third Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated May 31, 2007 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form
8-K filed June 8, 2007).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC. (Registrant)

Date: August 9, 2007	/s/ Mark J. Morrison

Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2007	/s/ Jeffrey R. Passmore

Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President (Principal Financial Officer)