Form 10-Q
period 2007-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2007-11-08
CIK 819913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,768,252 shares outstanding as of November 7, 2007.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	September 30	December 31
	2007	2006
	(unaudited)	(audited)
ASSETS
Investments:
Debt securities, available-for-sale, at market value	$163,054	$133,030
Equity securities, available-for-sale, at market value	41,988	4,580
Short-term investments, available-for-sale, at market value	56,311	25,275

Total investments	261,353	162,885

Cash and cash equivalents	61,681	81,474
Restricted cash and cash equivalents	15,646	24,569
Premiums receivable	53,136	44,644
Accounts receivable	18,503	13,223
Prepaid reinsurance premium	1,154	1,629
Reinsurance recoverable	5,781	5,930
Deferred policy acquisition costs	20,776	17,145
Excess of cost over fair value of net assets acquired	30,025	31,427
Intangible assets	24,354	26,074
Prepaid expenses	1,094	1,769
Other assets	12,131	5,184

Total assets	$505,634	$415,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$60,681	$35,763
Structured settlements	9,897	24,587
Unpaid losses and loss adjustment expenses	116,136	77,564
Unearned premiums	108,365	91,606
Unearned revenue	3,356	5,734
Reinsurance balances payable	-	1,060
Accrued agent profit sharing	1,990	1,784
Accrued ceding commission payable	7,052	3,956
Pension liability	2,884	3,126
Deferred federal income taxes	115	2,310
Current federal income tax payable	336	2,132
Accounts payable and other accrued expenses	22,736	15,600

Total liabilities	333,548	265,222

Commitments and Contingencies

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2007 and 2006; issued 20,776,080 shares in 2007 and 2006)	3,740	3,740
Additional paid in capital	118,283	117,932
Retained earnings	51,847	31,480
Accumulated other comprehensive loss	(1,707)	(2,344)
Treasury stock, at cost (7,828 shares in 2007 and 2006)	(77)	(77)

Total stockholders' equity	172,086	150,731

	$505,634	$415,953

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Gross premiums written	$62,304	$58,107	$193,539	$153,718
Ceded premiums written	(779)	(3,102)	(8,947)	(7,542)
Net premiums written	61,525	55,005	184,592	146,176
Change in unearned premiums	(2,100)	(12,811)	(18,209)	(41,289)
Net premiums earned	59,425	42,194	166,383	104,887

Investment income, net of expenses	3,774	2,912	9,811	7,505
Gain (loss) on investments	418	(135)	1,299	(1,501)
Finance charges	1,206	1,037	3,477	2,940
Commission and fees	7,280	9,943	23,344	32,223
Processing and service fees	111	410	586	1,994
Other income	4	4	12	24

Total revenues	72,218	56,365	204,912	148,072

Losses and loss adjustment expenses	36,723	23,589	99,620	60,478
Other operating expenses	24,087	23,044	70,511	64,097
Interest expense	1,026	1,527	2,608	4,774
Interest expense from amortization of discount on convertible notes	-	-	-	9,625
Amortization of intangible asset	573	573	1,719	1,719

Total expenses	62,409	48,733	174,458	140,693

Income before tax	9,809	7,632	30,454	7,379

Income tax expense	3,227	2,755	10,087	2,918

Net income	$6,582	$4,877	$20,367	$4,461

Common stockholders net income per share:
Basic	$0.32	$0.27	$0.98	$0.28
Diluted	$0.32	$0.27	$0.98	$0.28

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Common Stock
Balance, beginning of period	$3,740	$3,198	$3,740	$2,606
Conversion of note payable to common stock	-	-	-	589
Issuance of common stock upon option exercises	-	-	-	3
Balance, end of period	3,740	3,198	3,740	3,198

Additional Paid-In Capital
Balance, beginning of period	118,085	93,663	117,932	62,907
Discount on convertible notes, net of tax	-	-	-	6,066
Conversion of note payable to common stock	-	-	-	24,562
Equity based compensation	198	50	351	107
Exercise of stock options	-	(1)	-	70
Balance, end of period	118,283	93,712	118,283	93,712

Retained Earnings
Balance, beginning of period	45,265	21,873	31,480	22,289
Net income	6,582	4,877	20,367	4,461
Balance, end of period	51,847	26,750	51,847	26,750

Accumulated Other Comprehensive Loss
Balance, beginning of period	(2,746)	(3,668)	(2,344)	(2,597)
Amortization of net actuarial loss, net of tax	33	-	97	32
Unrealized gains on securities, net of tax	1,006	1,438	540	335
Balance, end of period	(1,707)	(2,230)	(1,707)	(2,230)

Treasury Stock
Balance, beginning of period	(77)	(77)	(77)	(17)
Acquisition of treasury shares	-	-	-	(100)
Exercise of stock options	-	-	-	40
Balance, end of period	(77)	(77)	(77)	(77)

Stockholders' Equity	$172,086	$121,353	$172,086	$121,353

Net income	$6,582	$4,877	$20,367	$4,461
Amortization of net actuarial loss, net of tax	33	-	97	32
Unrealized gains on securities, net of tax	1,006	1,438	540	335
Comprehensive Income	$7,621	$6,315	$21,004	$4,828

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities:
Net income	$20,367	$4,461

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	2,344	2,418
Amortization of beneficial conversion feature	-	9,625
Amortization of discount on structured settlement	310	784
Deferred federal income tax benefit	(1,170)	(4,062)
(Gain) loss on investments	(1,299)	1,501
Change in prepaid reinsurance premiums	475	(808)
Change in prepaid commissions	487	659
Change in premiums receivable	(8,492)	(10,118)
Change in accounts receivable	1,604	(8,725)
Change in deferred policy acquisition costs	(3,631)	(5,578)
Change in unpaid losses and loss adjustment expenses	38,572	29,793
Change in unearned premiums	16,759	42,114
Change in unearned revenue	(2,378)	(6,516)
Change in accrued agent profit sharing	206	(319)
Change in reinsurance recoverable	149	(3,396)
Change in reinsurance balances payable	(1,060)	(1,542)
Change in current federal income tax payable	(1,796)	(2,197)
Change in accrued ceding commission payable	3,096	104
Change in all other liabilities	3,059	(3,556)
Change in all other assets	(5,835)	854

Net cash provided by operating activities	61,767	45,496

Cash flows from investing activities:
Purchases of property and equipment	(367)	(487)
Premium finance notes repaid, net of finance notes originated	(856)	(2,184)
Acquisition of subsidiaries, net of cash acquired	-	(25,964)
Change in restricted cash	12,244	778
Purchases of debt and equity securities	(187,256)	(67,795)
Maturities and redemptions of investment securities	115,288	20,104
Net purchases of short-term investments	(30,713)	(27,776)

Net cash used in investing activities	(91,660)	(103,324)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	40
Payment of structured settlement	(15,000)	-
Proceeds from issuance of trust preferred securities	25,774	-
Debt issuance costs	(674)	-
Proceeds from issuance of convertible debt	-	25,000
Proceeds from note payable to related party	-	12,500
Proceeds from revolving loan on credit facility	-	15,000

Net cash provided by financing activities	10,100	52,540

Decrease in cash and cash equivalents	(19,793)	(5,288)
Cash and cash equivalents at beginning of period	81,474	44,528

Cash and cash equivalents at end of period	$61,681	$39,240

Supplemental Cash Flow Information:
Interest paid	$2,184	$3,698
Taxes paid	$13,053	$9,084

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, non-standard automobile insurance and general aviation insurance, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business which is written on a national basis.

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

The interim financial data as of September 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effect on net income or stockholders’ equity. Investment balances that were previously reported in Restricted Cash and Investments on the balance sheet have been reclassified to debt securities, available-for-sale, at market value during the current period. The amount reclassified from the December 31, 2006 presentation is $7.2 million.

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

Recently Issued Accounting Standards

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” previously issued by the Financial Accounting Standards Board (“FASB”). SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-01 had no material impact on our financial condition or results of operations.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the company has not yet issued financial statements, including interim financial statements, in the period of adoption. We adopted the provisions of FIN 48 on January 1, 2007. Since we had no unrecognized tax benefits, we recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48. We are no longer subject to U. S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

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

3. Business Combinations

We account for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “excess of cost over net assets acquired” or “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred. While preparing our income tax return during the third quarter of 2007 we identified certain tax deductions that were not considered deductible when we initially recorded the purchase price allocation for the TGA and Aerospace Operating Units in 2006. This correction is considered immaterial to the purchase price allocation and was corrected on the September 30, 2007 balance sheet. The correction reduced total goodwill and total deferred federal income tax liability by $1.4 million.

4. Supplemental Cash Flow Information

Effective January 1, 2006, we acquired the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. In conjunction with the acquisitions, cash and cash equivalents were used in the acquisitions as follows (in thousands):

	TGA	Aerospace
	Operating Unit	Operating Unit

Fair value of tangible assets excluding cash and cash equivalents	$52,906	$8,391
Fair value of intangible assets acquired	30,531	12,356
Capitalized direct expenses	232	36
Structured settlement	(23,542)	-
Liabilities assumed	(47,468)	(7,478)

Cash and cash equivalents used in acquisitions	$12,659	$13,305

5. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments, reinsurers and the sellers of our TGA Operating Unit. These securities are included with our available-for-sale debt securities as we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $23.3 million at September 30, 2007.

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

As of September 30, 2007, there were incentive stock options to purchase 677,499 shares of our common stock outstanding and non-qualified stock options to purchase 40,000 shares of our common stock outstanding under the 2005 LTIP, leaving 115,834 shares reserved for future issuance. As of September 30, 2007, there were incentive stock options to purchase 93,001 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 23,334 shares outstanding under the 1994 Director Plan. In addition, as of September 30, 2007, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the year-to-date ended September 30, 2007 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2007	332,334	$7.04
Granted	520,000	$12.52
Exercised	-	$-
Forfeited or expired	(1,834)	$5.05
Outstanding at September 30, 2007	850,500	$10.40	8.1	$3,108
Exercisable at September 30, 2007	138,751	$4.79	3.6	$1,285

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Intrinsic value of options exercised	$-	$-	$-	$103

Cost of share-based payments (non-cash)	$198	$50	$351	$107

Income tax benefit of share-based payments recognized in income	$69	$17	$123	$37

As of September 30, 2007 there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.2 million is expected to be recognized in the remainder of 2007, $0.6 million is expected to be recognized in 2008, $0.8 million is expected to be recognized in each of 2009 and 2010 and $0.3 million is expected to be recognized in 2011.

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

The following table details the weighted average grant date fair value and related assumptions for the periods indicated (in thousands). There were no options granted in the third quarter of 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Grant date fair value per share	$4.14	n/a	$4.04	$6.26

Expected term (in years)	6.5	n/a	6.4	5.0
Expected volatility	19.0%	n/a	19.4%	59.1%
Risk free interest rate	4.8%	n/a	4.5%	4.9%

7. Segment Information

The following is business segment information for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Standard Commercial Segment	$23,530	$20,964	$65,300	$57,768
Specialty Commercial Segment	32,760	22,889	93,836	56,003
Personal Segment	15,185	12,257	43,654	34,944
Corporate	743	255	2,122	(643)
Consolidated	$72,218	$56,365	$204,912	$148,072

Pre-tax income (loss):
Standard Commercial Segment	$3,514	$5,112	$8,937	$11,245
Specialty Commercial Segment	6,350	2,867	20,477	7,925
Personal Segment	1,854	2,316	6,148	6,760
Corporate	(1,909)	(2,663)	(5,108)	(18,551)
Consolidated	$9,809	$7,632	$30,454	$7,379

The following is additional business segment information as of the dates indicated (in thousands):

	September 30, 2007	December 31, 2006
Assets
Standard Commercial Segment	$129,527	$130,764
Specialty Commercial Segment	235,335	167,675
Personal Segment	96,401	85,391
Corporate	44,371	32,123
	$505,634	$415,953

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Ceded earned premiums	$2,372	$3,112	$10,396	$6,735
Reinsurance recoveries	$537	$3,130	$3,973	$4,024

Our insurance company subsidiaries presently retain 100% of the risk associated with all non-standard personal automobile policies marketed by our Phoenix Operating Unit. We currently reinsure the following exposures on business generated by our HGA Operating Unit, our TGA Operating Unit and our Aerospace Operating Unit:

•
Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance, effective July 1, 2007, are:

o	We retain the first $2.0 million of property catastrophe losses; and

o
Our reinsurers reimburse us 100% for each $1.00 of loss in excess of our $2.0 million retention up to $28.0 million for each catastrophic occurrence, subject to a maximum of two events for the contractual term.

•
Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of the commercial property reinsurance, effective July 1, 2007, are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•
Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance, effective July 1, 2007, are:

o	We retain the first $1.0 million of loss for each commercial casualty risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial casualty risk.

•
Aviation. We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability or airport liability loss;

o	Our reinsurers reimburse us for the next $1.15 million of each aircraft hull or liability loss and for the next $650,000 of each airport liability loss; and

o	Our reinsurers provide additional reimbursement of $4.0 million for each airport liability loss and aircraft liability loss, excluding passenger liability.

Refer to Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, for reinsurance coverages in effect prior to the current treaties.

9. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary, Hallmark Statutory Trust I, completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of September 30, 2007, the note balance was $30.9 million.

On August 23, 2007, a newly formed unconsolidated trust subsidiary, Hallmark Statutory Trust II, completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. As of September 30, 2007 the note balance was $25.8 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of September 30, 2007, the balance on the revolving note was $2.8 million, which currently bears interest at 7.23% per annum. Also included in notes payable is $1.2 million outstanding under PAAC’s revolving credit sub-facility, which also currently bears interest at 7.23% per annum. (See Note 11, “Credit Facilities”).

10. Structured Settlements

In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments). As of September 30, 2007, the balance of the structured settlements was $9.9 million.

11. Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. The new premium finance sub-facility terminates May 31, 2009. As of September 30, 2007, we were in compliance with all of our covenants.

PAAC had a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminated June 30, 2007. This facility was replaced with the new $5.0 million premium finance sub-facility with The Frost National Bank as discussed above.

11. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Deferred	$(12,197)	$(10,709)	$(37,163)	$(28,299)
Amortized	11,635	8,531	33,532	22,721

Net	$(562)	$(2,178)	$(3,631)	$(5,578)

12. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average shares - basic	20,768	17,760	20,768	16,019
Effect of dilutive securities	-	26	-	19
Weighted average shares - assuming dilution	20,768	17,786	20,768	16,038

For the three and nine months ended September 30, 2007, 520,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2006, 109,166 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

13. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest cost	$180	$172	$540	$515
Amortization of net loss	50	40	150	121
Expected return on plan assets	(161)	(157)	(482)	(472)
Net periodic pension cost	$69	$55	$208	$164

We contributed $31 thousand and $0.2 million to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during each of the three months ended September 30, 2007 and 2006, respectively. We contributed $0.3 million to our Cash Balance Plan during each of the nine months ended September 30, 2007 and 2006. Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for more discussion of our retirement plans.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, non-standard automobile insurance and general aviation insurance, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business which is written on a national basis. We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our insurance company subsidiaries.

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

Results of Operations

Management Overview. During the three months and nine months ended September 30, 2007, our total revenues were $72.2 million and $204.9 million, respectively representing a 28% and 38% increase over the $56.4 million and $148.1 million in total revenues, respectively, for the same periods of 2006. Increased retention of business produced by our Specialty Commercial Segment and increased production by our Personal Segment were the primary causes of the increase in revenue. Specialty Commercial Segment revenues increased $9.9 million and $37.8 million, or 43% and 68%, during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods of 2006. Revenues from our Personal Segment increased $2.9 million and $8.7 million, or 24% and 25%, during the three and nine months ended September 30, 2007, due largely to geographic expansion into new states. Increased retention of business was also the primary reason for the Standard Commercial Segment’s $2.6 million and $7.5 million increases in revenue for the three months and nine months ended September 30, 2007, respectively. Net gain on investments of $0.4 million and $1.3 million for the three months and nine months ended September 30, 2007, respectively, as compared to net losses on investments of $0.1 million and $1.5 million recognized for the same periods the prior year, were the primary reason for an increase in revenue for Corporate.

We reported net income of $6.6 million and $20.4 million for the three months and nine months ended September 30, 2007, respectively, as compared to net income of $4.9 million and $4.5 million reported for the three and nine months ended September 30, 2006, respectively. On a diluted per share basis, net income was $0.32 and $0.98 for the three months and nine months ended September 30, 2007, respectively, as compared to net income per share of $0.27 and $0.28 for the same periods in 2006. During the nine months ended September 30, 2006, we recorded $9.6 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and subsequently converted to common stock during the second quarter of 2006. The increase in net income was also attributable to increased revenue as discussed above and to prior year favorable loss reserve development of $2.9 million for the nine months ended September 30, 2007 as compared to $2.0 million of prior year favorable development recognized during the same period of 2006. Lower interest expense and additional investment income from a larger investment portfolio resulting from increased retention of premiums also contributed to the increase in net income.

Third Quarter 2007 as Compared to Third Quarter 2006

The following is additional business segment information for the three months ended September 30, 2007 and 2006 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended September 30, 2007
	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Corporate	Consolidated

Produced premium	$21,945	$37,919	$14,854	$-	$74,718

Gross premiums written	21,918	25,531	14,855	-	62,304
Ceded premiums written	198	(977)	-	-	(779)
Net premiums written	22,116	24,554	14,855	-	61,525
Change in unearned premiums	(311)	(870)	(919)	-	(2,100)
Net premiums earned	21,805	23,684	13,936	-	59,425

Total revenues	23,530	32,760	15,185	743	72,218

Losses and loss adjustment expenses	13,513	13,682	9,532	(4)	36,723

Pre-tax income (loss)	3,514	6,350	1,854	(1,909)	9,809

Net loss ratio (1)	62.0%	57.8%	68.4%		61.8%
Net expense ratio (1)	27.3%	30.8%	22.9%		27.7%
Net combined ratio (1)	89.3%	88.6%	91.3%		89.5%

	Three Months Ended September 30, 2006
	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Corporate	Consolidated

Produced premium	$22,206	$41,320	$12,278	$-	$75,804

Gross premiums written	21,967	23,862	12,278	-	58,107
Ceded premiums written	(2,270)	(832)	-	-	(3,102)
Net premiums written	19,697	23,030	12,278	-	55,005
Change in unearned premiums	(497)	(11,256)	(1,058)	-	(12,811)
Net premiums earned	19,200	11,774	11,220	-	42,194

Total revenues	20,964	22,889	12,257	255	56,365

Losses and loss adjustment expenses	9,347	7,450	6,800	(8)	23,589

Pre-tax income (loss)	5,112	2,867	2,316	(2,663)	7,632

Net loss ratio (1)	48.7%	63.3%	60.6%		55.9%
Net expense ratio (1)	28.1%	30.7%	24.3%		27.8%
Net combined ratio (1)	76.8%	94.0%	84.9%		83.7%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.9 million for the three months ended September 30, 2007 as compared to $22.0 million for the three months ended September 30, 2006. Net premiums written were $22.1 million for the three months ended September 30, 2007, or 12% more than the $19.7 million reported for the same period in 2006. Increased competition has kept premium produced by the Standard Commercial Segment relatively flat for the third quarter of 2007 compared to the same period in 2006. The increase in net written premium is primarily attributable to increased retention of business and a more cost-effective structure for reinsurance.

Total revenue for the Standard Commercial Segment of $23.5 million for the third quarter of 2007 was $2.5 million more than the $21.0 million reported in the third quarter of 2006. This 12% increase in total revenue was primarily due to increased net premiums earned of $2.6 million for the quarter due to increased retention of business and increased net investment income of $0.4 million. These increases in revenue were partially offset by lower ceding commission revenue and processing fees of $0.5 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for our Standard Commercial Segment of $3.5 million for the third quarter of 2007 decreased $1.6 million, or 31%, from the $5.1 million reported for the third quarter of 2006. This decrease in pre-tax income was primarily attributable to higher net loss results as evidenced by a net loss ratio of 62.0% for the three months ended September 30, 2007 as compared to 48.7% for the same period of 2006.

The higher net loss ratio was impacted by lower ceded losses of $0.3 million for the three months ended September 30, 2007 as compared to $3.2 million for the same period in 2006. The gross loss ratio before reinsurance was 59.6% for the three months ended September 30, 2007 as compared to 58.2% for the same period the prior year. The gross loss results for the three months ended September 30, 2007 included $0.1 million of favorable prior year development as compared to favorable prior year development of $0.5 million recognized during the same period of 2006. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were lower by $0.2 million.

The Standard Commercial Segment reported net expense ratios of 27.3% and 28.1% for the third quarters of 2007 and 2006, respectively. The net expense ratio for 2006 was higher primarily due to costs to assume from Clarendon National Insurance Company the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the third quarter of 2007 were $25.5 million, or 7%, more than the $23.9 million reported for the same period in 2006. Net premiums written for the third quarter of 2007 were $24.6 million, or 7%, more than the $23.0 million reported for the same period in 2006. The increase in premium volume was due to the increased retention of business produced by our TGA Operating Unit from 50% in 2006 to 60% in 2007.

Total revenue for the Specialty Commercial Segment of $32.8 million for the third quarter of 2007 was $9.9 million more than the $22.9 million reported in the third quarter of 2006. This 43% increase in revenue was largely due to increased net premiums earned of $11.9 million for the quarter as a result of the increased retention of business. The Specialty Commercial Segment also recognized $1.1 million of contingent ceding commission under quota share agreements for treaties effective 2006 and prior, due to improved underwriting results. Increased net investment income contributed an additional $0.4 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission revenue of $3.6 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $6.4 million for the third quarter of 2007 increased $3.5 million, or 121%, from the $2.9 million reported for the same period in 2006. Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $6.2 million and increased operating expenses of $0.2 million due mostly to production related expenses that are directly related to increased earned premium.

The Specialty Commercial Segment reported a net loss ratio of 57.8% for the third quarter of 2007 as compared to 63.3% for the third quarter of 2006. The initial actuarial loss estimates at the time of the acquisition of the subsidiaries comprising the Specialty Commercial Segment have proven to be high as positive indicators have emerged in these operations. As a result, the Specialty Commercial Segment experienced favorable prior year development of $0.5 million for the three months ended September 30, 2007, as compared to no prior year development in the third quarter of 2006. The Specialty Commercial Segment reported a net expense ratio of 30.8% for the third quarter of 2007 as compared to 30.7% for the third quarter of 2006.

Personal Segment

Net premium written for our Personal Segment increased $2.6 million during the third quarter of 2007 to $14.9 million compared to $12.3 million in the third quarter of 2006. The increase in premium was due mostly to continued geographic expansion that began in 2006.

Total revenue for the Personal Segment increased 24% to $15.2 million for the third quarter of 2007 from $12.3 million for the same period in 2006. Higher earned premium of $2.7 million and increased finance charges of $0.2 million were the primary factors for the increase in revenue for the period.

Pre-tax income for the Personal Segment was $1.9 million for the three months ended September 30, 2007 as compared to $2.3 million for the same period in 2006. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $2.7 million and increased operating expenses of $0.7 million due mostly to production related expenses attributable to the increased earned premium. The Personal Segment reported a net loss ratio of 68.4% for the third quarter of 2007 as compared to 60.6% for the same period in 2006. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We recognized $0.1 million of favorable prior accident year development in the third quarter 2007 as compared to $0.7 million of favorable prior year development in the third quarter of 2006. The Personal Segment reported a net expense ratio of 22.9% for the third quarter of 2007 as compared to 24.3% for the third quarter of 2006. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to PIIC in each period.

Corporate

Corporate revenue increased $0.5 million for the third quarter of 2007 as compared to the same period in 2006. The increase was primarily due to $0.4 million of net gains on our investment portfolio during the third quarter of 2007, as compared to $0.1 million of net losses recognized during the third quarter of 2006.

Corporate pre-tax loss was $1.9 million for the third quarter of 2007 as compared to $2.7 million for the same period in 2006. Contributing to the decreased loss were the gains discussed above and lower interest expense of $0.5 million due to the permanent financing of debt used to acquire the subsidiaries comprising the Specialty Commercial Segment in 2006. Most of this debt was either converted to equity in the second quarter of 2006 or repaid with proceeds from our public equity offering in the fourth quarter of 2006. Partially offsetting these improvements were increased operating expenses of $0.2 million for the third quarter 2007 due mostly to increased consulting costs related to compliance with Sarbanes-Oxley Section 404 requirements and new employees.

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

The following is additional business segment information for the nine months ended September 30, 2007 and 2006 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Nine Months Ended September 30, 2007
	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Corporate	Consolidated

Produced premium	$70,246	$118,232	$43,228	$-	$231,706

Gross premiums written	70,139	80,172	43,228	-	193,539
Ceded premiums written	(5,241)	(3,706)	-	-	(8,947)
Net premiums written	64,898	76,466	43,228	-	184,592
Change in unearned premiums	(2,966)	(12,100)	(3,143)	-	(18,209)
Net premiums earned	61,932	64,366	40,085	-	166,383

Total revenues	65,300	93,836	43,654	2,122	204,912

Losses and loss adjustment expenses	37,621	35,398	26,612	(11)	99,620

Pre-tax income (loss)	8,937	20,477	6,148	(5,108)	30,454

Net loss ratio (1)	60.7%	55.0%	66.4%		59.9%
Net expense ratio (1)	27.4%	31.4%	23.1%		27.9%
Net combined ratio (1)	88.1%	86.4%	89.5%		87.8%

	Nine Months Ended September 30, 2006
	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Corporate	Consolidated

Produced premium	$69,357	$115,610	$34,116	$-	$219,083

Gross premiums written	68,884	50,718	34,116	-	153,718
Ceded premiums written	(6,122)	(1,420)	-	-	(7,542)
Net premiums written	62,762	49,298	34,116	-	146,176
Change in unearned premiums	(12,396)	(26,136)	(2,757)	-	(41,289)
Net premiums earned	50,366	23,162	31,359	-	104,887

Total revenues	57,768	56,003	34,944	(643)	148,072

Losses and loss adjustment expenses	27,165	13,969	19,369	(25)	60,478

Pre-tax income (loss)	11,245	7,925	6,760	(18,551)	7,379

Net loss ratio (1)	53.9%	60.3%	61.8%		57.7%
Net expense ratio (1)	29.1%	27.6%	25.7%		27.8%
Net combined ratio (1)	83.0%	87.9%	87.5%		85.5%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $70.1 million for the nine months ended September 30, 2007, or 2% more than the $68.9 million reported for the same period in 2006. Net premiums written were $64.9 million for the nine months ended September 30, 2007 as compared to $62.8 million reported for the same period in 2006. Increased competition and rate pressure have challenged premium volume growth by the Standard Commercial Segment throughout 2007.

Total revenue for the Standard Commercial Segment of $65.3 million for the nine months ended September 30, 2007 was $7.5 million more than the $57.8 million reported during the nine months ended September 30, 2006. This 13% increase in total revenue was primarily due to increased net premiums earned of $11.6 million and increased net investment income of $1.1 million. These increases in revenue were partially offset by contingent commission adjustments related to adverse development on prior accident years of $1.5 million, as well as lower ceding commission revenue of $2.4 million and lower processing and service fees of $1.3 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for our Standard Commercial Segment of $8.9 million for the nine months ended September 30, 2007 decreased $2.3 million, or 21%, from the $11.2 million reported for the same period of 2006. This decrease in pre-tax income was primarily attributable to the contingent commission adjustment discussed above, as well as higher net loss results.

The net loss ratio for the nine months ended September 30, 2007 was 60.7% as compared to the 53.9% reported for the same period of 2006. The net loss ratio was unfavorably impacted by lower ceded losses of $2.3 million for the nine months ended September 30, 2007 as compared to $3.8 million for the same period in 2006. The gross loss ratio before reinsurance was 58.2% for the nine months ended September 30, 2007 as compared to 55.6% for the same period the prior year. The gross loss results for the nine months ended September 30, 2007 and September 30, 2006 both included $0.8 million of favorable prior year development. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were higher by $2.7 million primarily due to competitive market conditions in the current accident year.

The Standard Commercial Segment reported net expense ratios of 27.4% and 29.1% for the nine months ended September 30, 2007 and 2006, respectively. The net expense ratio for 2006 was higher primarily due to costs to assume from Clarendon National Insurance Company the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first nine months of 2007 were $80.2 million or 58% more than the $50.7 million reported for the same period in 2006. Net premiums written for the first nine months of 2007 were $76.5 million or 55% more than the $49.3 million reported for the same period in 2006. The increase in premium volume was due to the increased retention of business produced by our TGA Operating Unit from 50% in 2006 to 60% in 2007, as well as the retention of the business produced by our Aerospace Operating Unit beginning in the third quarter of 2006.

Total revenue for the Specialty Commercial Segment of $93.8 million for the first nine months of 2007 was $37.8 million more than the $56.0 million reported in the first nine months of 2006. This 68% increase in revenue was largely due to increased net premiums earned of $41.2 million for the first nine months of 2007 as a result of the increased retention of business. The Specialty Commercial Segment recognized $4.4 million of contingent ceding commission under quota share agreements for treaties effective 2006 and prior due to improved underwriting results. Increased net investment income contributed an additional $1.8 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission and fee revenue of $9.4 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $20.5 million for the first nine months of 2007 increased $12.6 million, or 158%, from the $7.9 million reported for the same period in 2006. Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $21.4 million and increased operating expenses of $3.9 million due mostly to production related expenses that are directly related to increased earned premium.

The Specialty Commercial Segment reported a net loss ratio of 55.0% for the first nine months of 2007 as compared to 60.3% for the first six months of 2006. The initial actuarial loss estimates at the time of the acquisition of the subsidiaries comprising the Specialty Commercial Segment have proven to be high as positive indicators have emerged in these operations. As a result, the Specialty Commercial Segment experienced favorable prior year development of $1.9 million for the nine months ended September 30, 2007, as compared to favorable prior year development of $0.5 million for the same period of 2006, was the primary cause for the decrease in the net loss ratio. The Specialty Commercial Segment reported a net expense ratio of 31.4% for the first nine months of 2007 as compared to 27.6% for the first nine months of 2006. The increase in the net expense ratio was primarily due to the 2006 net expense ratio being depressed by the amortization of the fair value adjustment of the deferred policy acquisition cost asset, which was recognized in the application of SFAS No. 141 in the 2006 acquisition of the TGA Operating Unit. This favorably impacted the reported operating expenses during the first nine months of 2006. In addition, amortization of the fair value adjustment of the unearned premium reserve, also recognized pursuant to SFAS No. 141, reduced the reported net premiums earned during the first nine months of 2006.

Personal Segment

Net premium written for our Personal Segment increased $9.1 million during the first nine months of 2007 to $43.2 million compared to $34.1 million in the first nine months of 2006. The increase in premium was due mostly to continued geographic expansion that began in 2006.

Total revenue for the Personal Segment increased 25% to $43.7 million for the first nine months of 2007 from $34.9 million for the same period in 2006. Higher earned premium of $8.7 million was the primary reason for the increase in revenue for the period. Increased finance charges of $0.7 million were offset by lower investment income of $0.5 million due to the reallocation of capital to other segments for their increased retention of premium and lower third party commission revenue of $0.2 million.

Pre-tax income for the Personal Segment was $6.1 million for the nine months ended September 30, 2007 as compared to $6.8 million for the same period in 2006. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $7.3 million and increased operating expenses of $2.1 million due mostly to production related expenses attributable to the increased earned premium. The Personal Segment reported a net loss ratio of 66.4% for the first nine months of 2007 as compared to 61.8% for the same period in 2006. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We recognized $0.3 million of favorable prior accident year development during the first nine months of 2007 as compared to $0.7 million of favorable prior year development during the first nine months of 2006. The Personal Segment reported a net expense ratio of 23.1% for the first nine months of 2007 as compared to 25.7% for the first nine months of 2006. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to PIIC in each period.

Corporate

Corporate revenue increased $2.8 million for the first nine months of 2007 as compared to the same period in 2006. The increase was primarily due to $1.3 million of net gains on our investment portfolio during the first nine months of 2007 as compared to $1.5 million of net losses recognized during the same period of 2006.

Corporate pre-tax loss was $5.1 million for the first nine months of 2007 as compared to $18.6 million for the same period in 2006. The decreased loss was mostly due to the absence of the $9.6 million of interest expense incurred in the first six months of 2006 from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. These notes were converted to common stock during the second quarter of 2006. Also contributing to the decreased loss were the gains discussed above and lower interest expense of $2.1 million due to the permanent financing of debt used to acquire the subsidiaries comprising the Specialty Commercial Segment in 2006. Most of this debt was either converted to equity in the second quarter of 2006 or repaid with proceeds from our public equity offering in the fourth quarter of 2006. Partially offsetting these improvements were increased operating expenses of $1.0 million for the first nine months of 2007 due mostly to increased consulting costs related to compliance with Sarbanes-Oxley Section 404 requirements and new employees.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2007, Hallmark had $36.6 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $6.9 million as of September 30, 2007.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. GSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2007, our insurance company subsidiaries’ ordinary dividend capacity is $12.4 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2007 or the 2006 fiscal year.

Comparison of September 30, 2007 to December 31, 2006

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2007 were $323.0 million compared to $244.4 million at December 31, 2006. Net cash provided by our operating activities and the issuance of trust preferred securities during the third quarter of 2007 contributed to this increase in our cash and investments for the nine months ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Net cash provided by our consolidated operating activities was $61.8 million for the first nine months of 2007 compared to $45.5 million for the first nine months of 2006. The increase in operating cash flow was primarily due to increased collected premiums resulting from increased retained premium volume, partially offset by additional retained paid losses and loss adjustment expenses and additional paid operating expenses.

Cash used in investing activities during the first nine months of 2007 was $91.7 million as compared to $103.3 million for the same period in 2006. The higher cash used in investing activities during the first nine months of 2006 was mostly due to the acquisitions of the subsidiaries comprising our Specialty Commercial Segment which used $26.0 million, net of cash acquired. The withdrawal of $15.0 million from a trust account securing the future guaranteed payments to the sellers of the subsidiaries comprising our TGA Operating Unit to make the first installment payment in the first quarter of 2007 contributed to the reduction in cash used by investing activities during the first nine months of 2007. Also contributing to the reduction in cash used by investing activities was an increase of $95.2 million from maturities and redemptions of investment securities. Net premium finance notes repaid of $0.9 million during the first nine months of 2007 versus net premium finance notes repaid of $2.2 million during the first nine months of 2006 also contributed to the reduction in cash used in investing activities. Partially offsetting these reductions was a $119.5 million increase in purchase of debt and equity securities and a $2.9 million increase in net purchase of short-term investments.

Cash provided in financing activities during the first nine months of 2007 was $10.1 million as compared to $52.5 million provided by financing activities for the same period of 2006. The cash provided in 2007 was from the issuance of trust preferred securities less debt issuance costs, offset by the payment of a portion of the structured settlement to the sellers of the subsidiaries comprising our TGA Operating Unit. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. (“Newcastle Partners”) in the amount of $12.5 million to fund the cash required to close the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (the “Opportunity Funds”). The principal and accrued interest on the convertible notes was converted to 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. In October 2006, we repaid the promissory note to Newcastle Partners and repaid $12.2 million of the outstanding principal balance of our revolving credit facility, in each case with proceeds received from our public equity offering. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E. Schwarz.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. Principal outstanding under the revolving credit facility generally bears interest at the three month Eurodollar rate plus 2.00%, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. The amended and restated credit agreement terminates on January 27, 2008. The new premium finance sub-facility terminates May 31, 2009. As of September 30, 2007, we were in compliance with all of our covenants.

PAAC had a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminated June 30, 2007. This facility was replaced with the new $5.0 million premium finance sub-facility with The Frost National Bank as discussed above.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary, Hallmark Statutory Trust I, completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of September 30, 2007, the note balance was $30.9 million.

On August 23, 2007, a newly formed unconsolidated trust subsidiary, Hallmark Statutory Trust II, completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. As of September 30, 2007 the note balance was $25.8 million.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million is due on or before January 1, 2008. We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million is due on or before January 1, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account). As of September 30, 2007, the balance of the structured settlements was $9.9 million.

Conclusion

Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2007, there had been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in September 30, 2007 unpaid losses and loss adjustment expenses would have produced a $1.2 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $116.1 million at September 30, 2007. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $110.3 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,141 property/casualty insurance companies and 2,017 property/casualty insurance groups operating in North America as of July 23, 2007. Our HGA Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. The primary competition for our TGA Operating Unit’s excess and surplus lines products includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Penn America Insurance Group and, to a lesser extent, a number of national standard lines carriers such as Zurich North America and The Hartford. Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At September 30, 2007, we had a total of $5.8 million due us from reinsurers for recovery of losses. The largest amount due us from a single reinsurer as of September 30, 2007 was $1.4 million from QBE Reinsurance Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Our results of operations depend in part on the performance of our invested assets. As of September 30, 2007, 84% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 20% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.

In addition to the general risks described above, although 90% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Hallmark has no exposure in its investment portfolio to sub-prime mortgages and $4 thousand total exposure in mortgage backed securities. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or our cash flows.

As of September 30, 2007, 16% of our investment portfolio was invested in equity securities. The equity securities that we hold are subject to economic loss from a decline in share price. As a result, the values of these equity securities are heavily influenced by the specific financial prospects of each issuer. In addition, general economic conditions, stock market conditions and other factors may adversely affect the value of our equity investments. As a result, we may not realize the desired returns on our equity investments, may incur losses on sales of our equity securities or may be required to write down the value of our equity securities.

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

The following five states accounted for 79% of our gross written premiums for the nine months ended September 30, 2007: Texas (44%), Oregon (14%), New Mexico (9%), Idaho (7%) and Arizona (5%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3(a) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

3(b)	Restated By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8K filed October 1, 2007).

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

4(g)
Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4(h)
Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4(i)	Form of Junior Subordinated Debt Security Due 2037 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4(j)	Form of Capital Security Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

Exhibit Number	Description

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: November 7, 2007	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2007	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)