Form 10-K
period 2007-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2008-03-18
CIK 819913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $71,259,673

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 20,785,753 shares of common stock, $.18 par value per share, outstanding as of March 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Unless the context requires otherwise, in this Form 10-K the term “Hallmark” refers solely to Hallmark Financial Services, Inc. and the terms “we,” “our,” and “us” refer to Hallmark and its subsidiaries. The direct and indirect subsidiaries of Hallmark are referred to in this Form 10-K in the manner identified in the chart under “Item 1. Business - Operational Structure.”

Risks Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or similar expressions. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds. Statements regarding the following subjects are forward-looking by their nature:

•	our business and growth strategies;

•	our performance goals;

•	our projected financial condition and operating results;

•	our understanding of our competition;

•	industry and market trends;

•	the impact of technology on our products, operations and business; and

•	any other statements or assumptions that are not historical facts.

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

We expect future growth to be derived from increased retention of the premiums we write, organic growth in the premium production of our existing operating units and selected, opportunistic acquisitions that meet our criteria. In 2005, we increased the capital of our insurance company subsidiaries, enabling them to retain significantly more of the business produced by our operating units. For the year ended December 31, 2007, approximately 80% of the total premium we produced was retained by our insurance company subsidiaries, while the remaining 20% was written for or ceded to unaffiliated insurers. We expect to continue to increase our retention of the total premium we produce. We believe increasing our overall retention will drive greater near-term profitability than focusing solely on growth in premium production and market share.

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

Our HGA Operating Unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our HGA Operating Unit currently markets its products through a network of approximately 200 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana and Washington.

Our TGA Operating Unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our TGA Operating Unit primarily writes general liability, commercial automobile and commercial property policies. Our TGA Operating Unit markets its products through 39 independent general agencies with offices in Texas, Louisiana, Oklahoma and Arkansas, as well as approximately 730 independent retail agents in Texas.

Our Aerospace Operating Unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports. The aircraft liability and hull insurance products underwritten by our Aerospace Operating Unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our Aerospace Operating Unit markets these general aviation insurance products through approximately 200 independent specialty brokers in 47 states.

Our Phoenix Operating Unit offers non-standard personal automobile policies which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Phoenix Operating Unit markets this non-standard personal automobile insurance through approximately 1,640 independent retail agents in 11 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Phoenix Indemnity Insurance Company (“PIIC”) and Hallmark Specialty Insurance Company (“HSIC”) (formerly known as Gulf States Insurance Company). Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended on December 15, 2006, pursuant to which AHIC would retain 46.0% of the net premiums written, PIIC would retain 34.1% of the net premiums written and HSIC would retain 19.9% of the net premiums written. As of June 5, 2006, A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, pooled its ratings of our three insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

Our four operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes both our TGA Operating Unit and our Aerospace Operating Unit. The following table displays the gross premiums produced by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2007, 2006 and 2005, as well as the gross premiums written and net premiums written by our insurance subsidiaries for these reportable segments for the same periods.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Gross Premiums Produced:
Standard Commercial Segment	$90,985	$91,679	$81,721
Specialty Commercial Segment (1)	151,003	156,490	-
Personal Segment	55,916	45,135	36,345
Total	$297,904	$293,304	$118,066

Gross Premiums Written:
Standard Commercial Segment	$90,868	$91,070	$52,952
Specialty Commercial Segment (1)	102,688	77,740	-
Personal Segment	55,916	45,135	36,515
Total	$249,472	$213,945	$89,467

Net Premiums Written:
Standard Commercial Segment	$84,222	$82,220	$51,249
Specialty Commercial Segment (1)	98,005	75,573	-
Personal Segment	55,916	45,135	37,003
Total	$238,143	$202,928	$88,252

[1]	The subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006 and, therefore, are not included in the year ended December 31, 2005.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2007.

Standard Commercial Segment / HGA Operating Unit

The Standard Commercial Segment of our business presently consists solely of our HGA Operating Unit. Our HGA Operating Unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana and Washington. The subsidiaries comprising our HGA Operating Unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small- to medium-sized business with a policy that covers property, general liability and automobile exposures. Our HGA Operating Unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. Products offered by our HGA Operating Unit include the following:

•
Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•
General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•
Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.

•
Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

•	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

•
Business owner’s. Business owner’s insurance provides a package of coverage designed for small- to medium-sized businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial automobile.

Our HGA Operating Unit markets its property/casualty insurance products through approximately 200 independent agencies operating in its target markets. Our HGA Operating Unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our HGA Operating Unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial Segment has historically maintained excellent relationships with its producing agents, as evidenced by the 19-year average tenure of the 24 agency groups which each produced more than $1.0 million in premium during the year ended December 31, 2007. During 2007, the top ten agency groups produced approximately 39%, and no individual agency group produced more than 8%, of the total premium volume of our HGA Operating Unit.

Our HGA Operating Unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy. Umbrella policies are written only when our HGA Operating Unit also writes the insured’s underlying general liability and commercial automobile coverage. Through December 31, 2005, our HGA Operating Unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Our HGA Operating Unit earns a commission based on a percentage of the earned premium it produced for Clarendon. The commission percentage is determined by the underwriting results of the policies produced. ECM receives a claim servicing fee based on a percentage of the earned premium produced, with a portion deferred for casualty claims. On July 1, 2005, our HGA Operating Unit began marketing new policies for AHIC and presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our HGA Operating Unit are for a term of 12 months. If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that allows the insured to pay 20% down and the remaining payments over eight months. We charge a flat $7.50 installment fee per payment for the installment payment plan.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes both our TGA Operating Unit and our Aerospace Operating Unit. All of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were acquired effective January 1, 2006. Our TGA Operating Unit and our Aerospace Operating Unit were reported as separate segments during the first three quarters of 2006, but were aggregated into a single segment commencing in the fourth quarter of 2006 in accordance with U.S. generally accepted accounting principles (“GAAP”). During 2007, our TGA Operating Unit accounted for approximately 80% of the aggregate premiums produced by the Specialty Commercial Segment, with the remaining 20% coming from our Aerospace Operating Unit.

TGA Operating Unit. Our TGA Operating Unit markets, underwrites, finances and services commercial lines insurance in Texas, Louisiana, Arkansas and Oklahoma with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our TGA Operating Unit also markets, underwrites and services certain non-strategic legacy personal lines insurance products in Texas, including dwelling fire, homeowners and non-standard personal automobile coverages. During 2007, our TGA Operating Unit completed the transition of new and renewal business for non-standard personal automobile coverages to our Phoenix Operating Unit. The subsidiaries comprising our TGA Operating Unit include Texas General Agency, which is a regional managing general agency, TGASRI, which brokers mobile home insurance, and PAAC, which provides premium financing for policies marketed by Texas General Agency and certain unaffiliated general and retail agents. Texas General Agency accounts for approximately 95% of the premium volume financed by PAAC.

Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2007, commercial automobile, general liability and commercial property insurance accounted for approximately 97% of the premiums produced by our TGA Operating Unit, with the remaining 3% coming from legacy personal lines products. Target risks for commercial automobile insurance are small- to medium-sized businesses with ten or fewer vehicles which include artisan contractors, local light- to medium-service vehicles and retail delivery vehicles. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premiums exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500 thousand. The commercial insurance products offered by our TGA Operating Unit include the following:

•
Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•
General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•
Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, theft and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils. Windstorm, hurricane and hail are generally excluded in coastal areas.

Our TGA Operating Unit produces business through a network of 39 general agents with 57 offices in four states, as well as through approximately 730 retail agents in Texas. Our TGA Operating Unit strives to simplify the placement of its excess and surplus lines policies by providing prompt quotes and signature-ready applications to its independent agents. During 2007, general agents accounted for approximately 79% of total premiums produced by our TGA Operating Unit, with the remaining 21% being produced by retail agents. During 2007, the top ten general agents produced approximately 47%, and no general agent produced more than 10%, of the total premium volume of our TGA Operating Unit. During the same period, the top ten retail agents produced approximately 4%, and no retail agent produced more than 1%, of the total premium volume of our TGA Operating Unit.

All business of our TGA Operating Unit is currently produced under a fronting agreement with member companies of the Republic Group (“Republic”) which grants our TGA Operating Unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims. During 2006 and 2007, AHIC assumed 50% and 60%, respectively, of the premium written under this fronting agreement pursuant to a reinsurance agreement with Republic which expires on December 31, 2008. AHIC may assume a maximum of 70% of the written premium produced in 2008. Commission revenue is also generated under the fronting agreement on the portion of premiums not assumed by AHIC. An additional commission may be earned if certain loss ratio targets are met. Additional revenue is generated from fully earned policy fees and installment billing fees charged on the legacy personal lines products.

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

•
Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.

•	Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.

Our Aerospace Operating Unit generates its business through approximately 200 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Aerospace Operating Unit selectively determine the risks fitting its target niche for which it will prepare a quote. During 2007, the top ten independent specialty brokers produced approximately 31%, and no broker produced more than 6%, of the total premium volume of our Aerospace Operating Unit.

Our Aerospace Operating Unit independently develops, underwrites and prices each coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with approximately 93% of the aircraft written in 2007 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2007 was approximately $141,000.

Prior to July 1, 2006, our Aerospace Operating Unit produced policies for American National Property & Casualty Insurance Company (“ANPAC”) under a reinsurance program which ceded 100% of the business to several reinsurers. Under this arrangement, revenue was generated primarily from commissions based on written premiums net of cancellations and endorsement return premiums. An additional commission may be earned based upon the profitability of the business to the reinsurers. Beginning July 1, 2006, we began issuing general aviation policies through our insurance companies and currently 35 of the 47 states are written through our insurance companies with the remaining 12 states written under a fronting arrangement with ANPAC and reinsured by AHIC.

Personal Segment / Phoenix Operating Unit

The Personal Segment of our business presently consists solely of our Phoenix Operating Unit. Our Phoenix Operating Unit markets and services non-standard personal automobile policies in Texas, Arizona, New Mexico, Oklahoma, Arkansas, Idaho, Oregon, Washington, Louisiana, Missouri and Montana. We conduct this business under the name Phoenix General Agency. Phoenix General Agency provides management, policy and claims administration services to PIIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Phoenix Operating Unit include the following:

•
Personal automobile liability. Personal automobile liability insurance provides coverage primarily at the minimum limits required by law for automobile liability exposures, including bodily injury and property damage, arising from accidents involving the insured.

•
Personal automobile physical damage. Personal automobile physical damage insurance provides collision and comprehensive coverage for physical damage exposure to the insured vehicle as a result of an accident with another vehicle or object or as a result of causes other than collision such as vandalism, theft, wind, hail or water.

Our Phoenix Operating Unit markets its non-standard personal automobile policies through approximately 1,640 independent agents operating in its target geographic markets. Subject to certain criteria, our Phoenix Operating Unit seeks to maximize the number of agents appointed in each geographic area in order to more effectively penetrate its highly competitive markets. However, our Phoenix Operating Unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2007, the top ten independent agency groups produced approximately 14%, and no individual agency group produced more than 3%, of the total premium volume of our Phoenix Operating Unit.

During 2007, personal automobile liability coverage accounted for approximately 75% and personal automobile physical damage coverage accounted for the remaining 25% of the total premiums produced by our Phoenix Operating Unit. Phoenix General Agency currently offers one-, two-, three-, six- and twelve-month policies. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year's premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Our Phoenix Operating Unit markets non-standard personal automobile policies in Arizona, New Mexico, Oklahoma, Arkansas, Idaho, Oregon, Washington, Louisiana, Missouri, and Montana directly for PIIC. In Texas, our Phoenix Operating Unit markets non-standard personal automobile policies both through reinsurance arrangements with unaffiliated companies and, since the fourth quarter of 2005, directly for PIIC. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”). Phoenix General Agency holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. PIIC reinsures 100% of the OACM policies produced by Phoenix General Agency under these reinsurance arrangements.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•      Specialized market knowledge and underwriting expertise. All of our operating units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Phoenix Operating Unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our HGA Operating Unit has significant underwriting experience in its target markets for standard commercial property/casualty insurance products. In addition, our TGA Operating Unit and Aerospace Operating Unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

•     Tailored market strategies. Each of our operating units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each operating unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe that these market-specific strategies enable us to provide policies tailored to the target customer which are appropriately priced and fit our risk profile.

•      Superior agent and customer service. We believe that performing the underwriting, billing, customer service and claims management functions at the operating unit level allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our operating units enhance their relationships with the independent agents who sell our policies. We also believe that our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•      Market diversification. We believe that operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our operating units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among our insurance company subsidiaries, we are able to allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe that this market diversification reduces our risk profile and enhances our profitability.

•      Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our operating units have strong management teams, with an average of more than 25 years of insurance industry experience for the heads of our operating units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We are striving to become a leading diversified property/casualty insurance group offering products in specialty and niche markets through the following strategies:

•      Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. Our operating units have a strong track record of underwriting discipline and operational efficiency which we seek to continue. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters and independent agents based on underwriting profitability.

•      Increasing the retention of business written by our operating units. Our operating units have a strong track record of writing profitable business in their target markets. Historically, the majority of those premiums were retained by unaffiliated insurers. During 2005, we increased the capital of our insurance company subsidiaries which has enabled us to retain significantly more of the premiums our operating units produce. We expect to continue to increase the portion of our premium production retained by our insurance company subsidiaries. We believe that the underwriting profit earned from this newly retained business will drive our profitability growth in the near-term.

•     Achieving organic growth in our existing business lines. We believe that we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our agency relationships and further penetrating our existing customer base. We believe that our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our operating units to further penetrate their existing customer bases with additional products offered by other operating units.

•      Pursuing selected, opportunistic acquisitions. We seek to opportunistically acquire insurance organizations that operate in specialty or niche property/casualty insurance markets that are complementary to our existing operations. We seek to acquire companies with experienced management teams, stable loss results and strong track records of underwriting profitability and operational efficiency. Where appropriate, we intend to ultimately retain profitable business produced by the acquired companies that would otherwise be retained by unaffiliated insurers. Our management has significant experience in evaluating potential acquisition targets, structuring transactions to ensure continued success and integrating acquired companies into our operational structure.

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

Except for the products of our Aerospace Operating Unit, the distribution of property/casualty insurance products by our business segments is geographically concentrated. For the twelve months ended December 31, 2007, five states accounted for approximately 79% of the gross premiums retained by our insurance subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2007.

State	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Total	Percent of Total
	(dollars in thousands)
Texas	$22,870	$70,346	$15,839	$109,055	43.7%
Oregon	32,467	500	512	33,479	13.4%
New Mexico	14,623	381	9,091	24,095	9.7%
Idaho	14,062	439	1,781	16,282	6.5%
Arizona	-	1,154	12,824	13,978	5.6%
All other states	6,846	29,868	15,869	52,583	21.1%

Total gross premiums written	$90,868	$102,688	$55,916	$249,472
Percent of total	36.4%	41.2%	22.4%	100.0%

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

An insurance company's underwriting performance is traditionally measured by its statutory loss and loss adjustment expense ratio, its statutory expense ratio and its statutory combined ratio. The statutory loss and loss adjustment expense ratio, which is calculated as the ratio of net losses and loss adjustment expenses incurred to net premiums earned, helps to assess the adequacy of the insurer’s rates, the propriety of its underwriting guidelines and the performance of its claims department. The statutory expense ratio, which is calculated as the ratio of underwriting and operating expenses to net premiums written, assists in measuring the insurer’s cost of processing and managing the business. The statutory combined ratio, which is the sum of the statutory loss and loss adjustment expense ratio and the statutory expense ratio, is indicative of the overall profitability of an insurer’s underwriting activities, with a combined ratio of less than 100% indicating profitable underwriting results.

The following table shows, for the periods indicated, (i) our gross premiums written (in thousands); and (ii) our underwriting results as measured by the net statutory loss and loss adjustment expense (“LAE”) ratio, the statutory expense ratio, and the statutory combined ratio.

	Year Ended December 31,
	2007	2006	2005
Gross premiums written	$249,472	$213,945	$89,467
Statutory loss & LAE ratio	61.7%	61.5%	60.3%
Statutory expense ratio	30.1%	29.4%	32.8%
Statutory combined ratio	91.8%	90.9%	93.1%

Our HSIC insurance company subsidiary was acquired effective January 1, 2006 and, therefore, is not included in the statutory ratios for 2005. These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by GAAP.

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. Insurance companies are expected to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2007, 2006, and 2005, our consolidated premium-to-surplus ratios were 151%, 151%, 81%, respectively. The increase in premium-to-surplus percentage in 2006 reflects additional retention of premiums produced by the Standard Commercial Segment and Specialty Commercial Segment, as well as increased premiums written in the Personal Segment.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2007, our operating units had a total of 49 claims managers, supervisors and adjusters with an average of approximately 19 years experience.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2007, 2006 and 2005, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2007, 2006 and 2005.

	As of and for Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$72,801	$25,997	$17,700

Acquisitions of subsidiaries effective January 1	-	4,562	-

Provision for losses and LAE for claims occurring in the current period	139,332	88,294	36,184

Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	(6,414)	(1,177)	(2,400)

Payments for losses and LAE, net of reinsurance:
Current period	(54,809)	(28,154)	(17,414)
Prior periods	(30,061)	(16,721)	(8,073)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	$120,849	$72,801	$25,997

Reinsurance recoverable on unpaid losses and LAE at December 31	4,489	4,763	324

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$125,338	$77,564	$26,321

The $6.4 million, $1.2 million and $2.4 million favorable development in prior accident years recognized in 2007, 2006 and 2005, respectively, represent normal changes in our loss reserve estimates attributable to favorable loss development in each of our segments. The loss reserve estimates for prior years were decreased to reflect this favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates.

SAP/GAAP reserve reconciliation. The differences between the reserves for unpaid losses and loss adjustment expenses reported in our consolidated financial statements prepared in accordance with GAAP and those reported in our annual statements filed with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department in accordance with statutory accounting practices (“SAP”) as of December 31, 2007 and 2006 are summarized below.

	As of December 31,
	2007	2006
	(in thousands)
Reserve for unpaid losses and LAE on a SAP basis (net of reinsurance recoverables on unpaid losses)	$120,798	$72,796
Loss reserve discount from the PIIC acquisition	-	(11)
Unamortized risk premium reserve discount from the PIIC acquisition	1	16
Estimated future unallocated LAE reserve for claim service subsidiaries	50	-
Reserve for unpaid losses and LAE on a GAAP basis (net of reinsurance recoverables on unpaid losses)	$120,849	$72,801

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 1997 through 2007. Section A of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT
As of and for Year Ended December 31

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
A. Reserve for Unpaid Losses & LAE, Net of Reinsurance Recoverables	$4,668	$4,580	$5,409	$7,451	$7,919	$8,411	$21,197	$17,700	$25,997	$72,801	$120,849

B. Net Reserve Re-estimated as of :
One year later	4,985	4,594	5,506	7,974	8,096	8,875	20,003	15,300	24,820	66,387
Two years later	4,954	4,464	5,277	7,863	8,620	8,881	19,065	15,473	24,903
Three years later	4,884	4,225	5,216	7,773	8,856	8,508	19,698	13,962
Four years later	4,757	4,179	5,095	7,901	8,860	8,446	18,551
Five years later	4,732	4,111	5,028	7,997	8,855	8,478
Six years later	4,687	4,101	5,153	7,999	8,884
Seven years later	4,695	4,209	5,153	8,026
Eight years later	4,675	4,203	5,182
Nine years later	4,674	4,227
Ten years later	4,698

C. Net Cumulative Redundancy (Deficiency)	(30)	353	227	(575)	(965)	(67)	2,646	3,738	1,094	6,414

D. Cumulative Amount of Claims Paid, Net of Reinsurance Recoveries, through:
One year later	3,326	2,791	3,229	5,377	5,691	5,845	12,217	8,073	16,721	30,061
Two years later	4,287	3,476	4,436	7,070	7,905	7,663	15,814	12,004	22,990
Three years later	4,387	3,911	4,909	7,584	8,603	8,228	18,162	13,113
Four years later	4,571	4,002	5,014	7,810	8,798	8,374	17,997
Five years later	4,618	4,051	4,966	7,960	8,821	8,417
Six years later	4,643	4,061	5,116	7,970	8,853
Seven years later	4,664	4,204	5,124	7,995
Eight years later	4,675	4,203	5,151
Nine years later	4,674	4,227
Ten years later	4,698

	2007	2006
Net Reserve, December 31	$120,849	$72,801

Reinsurance Recoverables	4,489	4,763
Gross Reserve, December 31	$125,338	$77,564
Net Re-estimated Reserve		66,387
Re-estimated Reinsurance Recoverable		8,052
Gross Re-estimated Reserve		$74,439
Gross Cumulative Redundancy		$3,125

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

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years.

	Year Ended December 31,
	2007	2006	2005
Gross premiums written	$249,472	$213,945	$89,467
Ceded premiums written	(11,329)	(11,017)	(1,215)
Net premiums written	$238,143	$202,928	$88,252
Gross premiums earned	$238,080	$162,216	$59,632
Ceded premiums earned	(12,777)	(10,155)	(448)
Net premiums earned	$225,303	$152,061	$59,184
Reinsurance recoveries	$3,862	$5,225	$(492)

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

•	We retain the first $2.0 million of property catastrophe losses; and

•
Our reinsurers reimburse us 100% for each $1.00 of loss in excess of our $2.0 million retention up to $28.0 million for each catastrophic occurrence, subject to a maximum of two events for the contractual term.

•
Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance, effective July 1, 2007, are:

•	We retain the first $1.0 million of loss for each commercial property risk;

•	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk; and

•	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•
Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance, effective July 1, 2007, are:

•	We retain the first $1.0 million of any commercial liability risk: and

•	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

•	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

•	Our reinsurers reimburse us for the next $1.15 million of each aircraft hull loss and for the next $650,000 of each airport liability loss; and

•	Our reinsurers provide additional reimbursement of $4.0 million for each airport liability loss and aircraft liability loss, excluding passenger liability.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2007, we had total invested assets of $267.6 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2007 would decrease by approximately $5.5 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2007 and 2006.

	As of December 31, 2007			As of December 31, 2006
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)
Category
Corporate bonds	50,096	20.0%	6.8%	40,483	25.6%	6.6%
Municipal bonds	98,923	39.5%	7.2%	52,132	32.9%	6.5%
US Treasury bonds	99,047	39.5%	4.7%	40,407	25.5%	4.0%
US Treasury bills and other
short-term	2,625	1.0%	4.8%	25,275	16.0%	3.8%
Mortgage backed securities	3	0.0%	6.8%	8	0.0%	7.6%
Total	$250,694	100.0%	6.1%	$158,305	100.0%	5.5%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was AA at December 31, 2007. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of December 31, 2007 and 2006:

	As of	As of
	December 31, 2007	December 31, 2006
Rating:
"AAA"	73.6%	68.5%
"AA"	6.4%	6.4%
"A"	6.3%	3.4%
"BBB"	4.7%	11.6%
"BB"	6.1%	8.8%
"B"	2.9%	1.3%
"CCC"	0.0%	0.0%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2007 and 2006.

	As of December 31, 2007		As of December 31, 2006
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	15,189	6.1%	67,060	42.4%
One to five years	162,524	64.8%	44,018	27.8%
Five to ten years	53,305	21.3%	42,616	26.9%
More than ten years	19,673	7.8%	4,603	2.9%
Mortgage-backed securities	3	0.0%	8	0.0%
Total	250,694	100.0%	158,305	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2007, 6.3% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income on our consolidated statement of stockholders’ equity and comprehensive income and accumulated other comprehensive income on our consolidated balance sheet. If the decline is deemed other than temporary, we write down the carrying value of the investment and record a realized loss in our consolidated statements of operations. As of December 31, 2007, we had a net unrealized loss of $1.1 million on our investments. The following table details the net unrealized loss (gain) balance by invested asset category as of December 31, 2007.

Net Unrealized
Category	Loss (Gain) Balance
(in thousands)
Corporate bonds	$1,690
Municipal bonds	(376)
Equity securities	(79)
US Treasury securities	(147)
Short term	(3)
$1,085

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. As of June 5, 2006, A.M. Best pooled its ratings of our three insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,141 property/casualty insurance companies and 2,017 property/casualty insurance groups operating in North America as of July 23, 2007. Our HGA Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, St. Paul Travelers and Safeco, as well as numerous smaller regional companies. The primary competition for our TGA Operating Unit’s excess and surplus lines products includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Penn America Insurance Group and, to a lesser extent, a number of national standard lines carriers such as Zurich North America and The Hartford. Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Britt-Paulk, Global Aerospace, Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters. Although our Phoenix Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

Our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, as well as the applicable insurance department of each state in which we issue policies. AHIC, PIIC and HSIC are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, respectively, and the applicable insurance department of each state in which they write business. The financial conditions of AHIC, PIIC and HSIC, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile. We do not write the majority of our Texas non-standard personal automobile insurance directly, but assume business written through a county mutual insurance company. Under Texas insurance regulation, premium rates and underwriting guidelines of county mutuals have historically not been subject to the same degree of regulation imposed on standard insurance companies.

Periodic financial and market conduct examinations. The Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department have broad authority to enforce insurance laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer’s certificate of authority or an agent’s license. The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination, assessment of fines or other penalties against that company. In extreme cases, including actual or pending insolvency, the insurance department may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent’s business or assets.

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

Transactions between insurance companies and their affiliates. Hallmark is also regulated as an insurance holding company by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department. Financial transactions between Hallmark or any of its affiliates and AHIC, PIIC or HSIC are subject to regulation. Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is implemented. State regulators may refuse to approve, or may delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Dividends. Dividends and distributions to Hallmark by AHIC, PIIC or HSIC are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to the amount of surplus profits arising from its business. In estimating such profits, AHIC must exclude all unexpired risks, all unpaid losses and all other debts due and payable or to become due and payable by AHIC. In addition, AHIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders' surplus as of the prior December 31st. PIIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business. Without prior written approval from the Arizona Department of Insurance, PIIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31st or (2) net investment income as of the prior December 31st. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31st or (2) statutory net income as of the prior December 31st, not including realized capital gains.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2007, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

Required licensing. American Hallmark Insurance Services, Texas General Agency, Phoenix General Agency and Aerospace Insurance Managers are each subject to and in compliance with the licensing requirements of the department of insurance in each state in which they produce business. These licenses govern, among other things, the types of insurance coverages, agency and claims services and products that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. Generally, each state requires one officer to maintain an agent license. Claims adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business. Each employed claim adjuster either holds or has applied for the required licenses. Our premium finance subsidiaries are subject to licensing, financial reporting and certain financial requirements imposed by the Texas Department of Insurance, as well as regulations promulgated by the Texas Office of Consumer Credit Commissioner.

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

Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations that limit an insurance company's ability to exit a market. For example, certain states limit an automobile insurance company’s ability to cancel or not renew policies. Some states prohibit an insurance company from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. State insurance departments may disapprove a plan that may lead to market disruption.

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

Unfair claims practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Examples of unfair claims practices include:

•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

•	failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under insurance policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to, or knowledge and consent of, the insured;

•	compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;

•	refusing to pay claims without conducting a reasonable investigation;

•	making claim payments to an insured without indicating the coverage under which each payment is being made;

•
delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

•	failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

Employees

As of December 31, 2007, we employed 361 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2007 unpaid losses and loss adjustment expenses would have produced a $1.3 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $125.3 million at December 31, 2007. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $120.4 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. During 2005, A.M. Best upgraded the financial strength rating of PIIC from “B” (Fair) to “B+” (Very Good) and upgraded the financial strength rating of AHIC from “B” (Fair) to “A-” (Excellent). Our insurance company subsidiaries have historically been rated on an individual basis. However, effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended on December 15, 2006, whereby AHIC would retain 46.0% of the net premiums written, PIIC would retain 34.1% of the net premiums written and HSIC would retain 19.9% of the net premiums written. In June 2006, A.M. Best notified us that our insurance company subsidiaries would be rated on a pooled basis and assigned a rating of “A-” (Excellent) to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” (Excellent) or higher. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to insureds or potential insureds with such ratings requirements. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, a ratings downgrade by A.M. Best below “A-” would require us to post collateral in support of our obligations under certain of our reinsurance agreements pursuant to which we assume business.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2007, we had a total of $5.2 million due us from reinsurers, including $5.0 million of recoverables from losses and $0.2 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer as of December 31, 2007 was $1.8 million reinsurance and premium recoverable from QBE Reinsurance Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2008 by our insurance company subsidiaries is $16.3 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2007, 93.7% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 19.5% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2007 was $250.7 million. If market interest rates were to change 1%, for example, from 5% to 6%, the fair value of our fixed-income securities would change approximately $5.5 million as of December 31, 2007. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 91.0% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Hallmark has no exposure in its investment portfolio to sub-prime mortgages and $3 thousand total exposure in mortgage backed securities. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or our cash flows.

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

We may experience difficulty in integrating future acquisitions into our operations.

The successful integration of any newly acquired businesses into our operations will require, among other things, the retention and assimilation of their key management, sales and other personnel; the coordination of their lines of insurance products and services; the adaptation of their technology, information systems and other processes; and the retention and transition of their customers. Unexpected difficulties in integrating any acquisition could result in increased expenses and the diversion of management time and resources. If we do not successfully integrate any acquired business into our operations, we may not realize the anticipated benefits of the acquisition, which could have a material adverse impact on our financial condition and results of operations. Further, any potential acquisitions may require significant capital outlays and, if we issue equity or convertible debt securities to pay for an acquisition, the issuance may be dilutive to our existing stockholders.

Our geographic concentration ties our performance to the business, economic and regulatory conditions of certain states.

The following states accounted for 78.9% of our gross written premiums for 2007: Texas (43.7%), Oregon (13.4%), New Mexico (9.7%), Idaho (6.5%) and Arizona (5.6%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and HGA Operating Unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains approximately 27,808 square feet of space. The rent is currently $33,485 per month pursuant to a lease which expires June 30, 2011. Our corporate headquarters also occupies ten offices in an executive suite located in the same building for $9,675 per month under a lease which expires September 30, 2008.

Our TGA Operating Unit is located at 7411 John Smith, San Antonio, Texas. The suite is located in a high-rise office building and contains approximately 18,904 square feet of space. The rent is currently $27,175 per month pursuant to a lease which expires June 30, 2010. Our TGA Operating Unit also maintains a small branch office in Lubbock, Texas. Rent on this branch office is currently $1,025 per month under a lease which expires April 30, 2009.

Our Aerospace Operating Unit is located at 14990 Landmark Boulevard, Suite 300, Addison, Texas. The suite is located in a low-rise office building and contains approximately 8,925 square feet of space. The rent is currently $13,666 per month pursuant to a lease which expires September 30, 2010. Our Aerospace Operating Unit also maintains a branch office in Glendale, California. Rent on the 1,196 square foot suite is currently $2,392 per month pursuant to a lease which expires August 1, 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2007, we did not submit any matter to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” Prior to October 6, 2006, our common stock traded on the American Stock Exchange under the symbol “HAF”. The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market or the American Stock Exchange for each quarter since January 1, 2006.

Period	High Sale	Low Sale
Year Ended December 31, 2007:
First quarter	$12.25	$9.64
Second quarter	13.15	11.86
Third quarter	15.29	9.97
Fourth quarter	17.62	13.29

Year Ended December 31, 2006:
First quarter	$12.30	$8.16
Second quarter	12.00	8.52
Third quarter	14.40	10.15
Fourth quarter	11.40	8.50

Holders

As of March 7, 2008 there were approximately 2,418 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	831,334	$10.58	115,834

Equity compensation plans not approved by security holders[2]	16,666	$2.25	- 0 -

Total	848,000	$10.41	115,834

[1]
Includes shares of our common stock authorized for issuance under our 2005 Long Term Incentive Plan, as well as shares of our common stock issuable upon exercise of options outstanding under our 1994 Key Employee Long Term Incentive Plan and our 1994 Non-Employee Director Stock Option Plan, both of which terminated in accordance with their terms in 2004.

[2]
Represents shares of our common stock issuable upon exercise of non-qualified stock options granted to our non-employee directors in lieu of cash compensation for their service on the board of directors during fiscal 1999. The options became fully exercisable on August 16, 2000, and terminate on March 15, 2010, to the extent not previously exercised.

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2007.

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock from January 1, 2003, through December 31, 2007, with the return on the Nasdaq Composite Index, Nasdaq Insurance Index, and S&P Property & Casualty Insurance Index for the same period. In accordance with Securities and Exchange Commission rules, the measurement assumes a $100 initial investment in our common stock with all dividends reinvested, and a $100 initial investment in the indices.

Item 6. Selected Financial Data

	Year Ended December 31,
	(1)	(1)
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Gross premiums written	$249,472	$213,945	$89,467	$33,389	$43,338
Ceded premiums written	(11,329)	(11,017)	(1,215)	(322)	(6,769)
Net premiums written	238,143	202,928	88,252	33,067	36,569
Change in unearned premiums	(12,840)	(50,867)	(29,068)	(622)	5,406
Net premiums earned	225,303	152,061	59,184	32,445	41,975

Investment income, net of expenses	13,180	10,461	3,836	1,386	1,198
Realized gains (losses)	2,586	(1,466)	58	(27)	(88)
Finance charges	4,702	3,983	2,044	2,183	3,544
Commission and fees	28,054	35,343	16,703	21,100	17,544
Processing and service fees	657	2,330	5,183	6,003	4,900
Other income	16	29	27	31	486
Total revenues	274,498	202,741	87,035	63,121	69,559

Loss and loss adjustment expenses	132,918	87,117	33,784	19,137	30,188
Other operating costs and expenses	94,272	83,583	38,492	35,290	37,386
Interest expense	3,914	5,798	1,264	64	1,271
Interest expense from amortization of discount on
convertible notes (2)	-	9,625	-	-	-
Amortization of intangible assets	2,293	2,293	27	28	28
Total expenses	233,397	188,416	73,567	54,519	68,873

Income before income tax and extraordinary gain	41,101	14,325	13,468	8,602	686

Income tax expense	13,672	5,134	4,282	2,753	25

Income before extrordinary gain	27,429	9,191	9,186	5,849	661

Extraordinary gain (3)	-	-	-	-	8,084

Net income	$27,429	$9,191	$9,186	$5,849	$8,745

Common stockholders basic earnings per share:

Income before extraordinary gain	$1.32	$0.53	$0.76	$0.83	$0.14
Extraordinary gain (3)	-	-	-	-	1.66
Net income	$1.32	$0.53	$0.76	$0.83	$1.80

Common stockholders diluted earnings per share:

Income before extraordinary gain	$1.32	$0.53	$0.76	$0.82	$0.13
Extraordinary gain (3)	-	-	-	-	1.64
Net income	$1.32	$0.53	$0.76	$0.82	$1.77

	As of December 31, 2007
Balance Sheet Items:	2007	2006	2005	2004	2003
Total investments (4)	$267,562	$162,885	$102,956	$34,727	$34,958
Total assets	$606,314	$415,953	$208,906	$82,511	$83,853
Unpaid loss and loss adjustment expenses	$125,338	$77,564	$26,321	$19,648	$28,456
Unearned premiums	$102,998	$91,606	$36,027	$6,192	$5,862
Total liabilities	$427,127	$265,222	$123,718	$49,855	$56,456
Total stockholders' equity	$179,187	$150,731	$85,188	$32,656	$27,397

Book value per share (5)	$8.63	$7.26	$5.89	$5.37	$4.52

[1]	Includes the results of the Specialty Commercial Segment, all of which was acquired effective as of January 1, 2006.

[2]
In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” at the time of issuance we booked a $9.6 million deemed discount to convertible notes attributable to their conversion feature. Prior to conversion, this deemed discount was amortized as interest expense over the term of the notes, resulting in a $1.1 million non-cash interest expense during the first quarter of 2006. As a result of the subsequent conversion of the convertible notes, the $8.5 million balance of the deemed discount was written off as a non-cash interest expense during the quarter ending June 30, 2006. Neither the deemed discount on the convertible notes nor the resulting interest expense have any ultimate impact on cash flow or book value.

[3]
In January 2003, we acquired PIIC in satisfaction of $7.0 million of a $14.85 million balance on a note receivable due from Millers American Group, Inc. This resulted in us recognizing an $8.1 million extraordinary gain in 2003.

[4]
Investment balances that we reported in Restricted Cash and Investments on the balance sheet prior to 2007 have been reclassified to debt securities, available-for-sale, at market value, to conform to current year presentation.

[5]
Book value per share is calculated as consolidated stockholders’ equity on the basis of U.S. generally accepted accounting principles divided by the number of outstanding common shares. Book value per share for years prior to 2006 has been adjusted to reflect a one-for-six reverse stock split effected July 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto. This discussion contains forward-looking statements. Please see “Risks Associated with Forward-Looking Statements in this Form 10-K” and “Item 1A. Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Hallmark is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in nine states; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in 11 states; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries.

Our non-carrier insurance activities are organized by producing units into the following reportable segments:

•
Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our HGA Operating Unit which is comprised of our American Hallmark Insurance Services and ECM subsidiaries.

•
Specialty Commercial Segment. The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit and the general aviation insurance products and services handled by our Aerospace Operating Unit. The Specialty Commercial Segment also includes a relatively small amount of non-strategic legacy personal lines insurance products handled by our TGA Operating Unit. Our TGA Operating Unit is comprised of our Texas General Agency, PAAC and TGARSI subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. All of the subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006.

•
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

•
Hallmark Specialty Insurance Company, which was acquired effective January 1, 2006, presently assumes a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Phoenix Indemnity Insurance Company presently assumes all of the risks on the non-standard personal automobile policies marketed within the Personal Segment and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement which was subsequently amended on December 15, 2006 pursuant to which AHIC retains 46.0% of the total net premiums written, PIIC retains 34.1% of our total net premiums written and HSIC retains 19.9% of our total net premiums written.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2007 and 2006, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Our consolidated balance sheet as of December 31, 2007 includes goodwill of acquired businesses of $30.0 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards No. 142, which we adopted as of January 1, 2002, goodwill is tested for impairment annually. We completed our last annual test for impairment during the fourth quarter of 2007 and determined that there was no indication of impairment.

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

Reserves for unpaid losses and loss adjustment expenses. Reserves for unpaid losses and loss adjustment expenses are established for claims which have already been incurred by the policyholder but which we have not yet paid. Unpaid losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency. (See, “Item 1. Business - Analysis of Losses and LAE” and “-Analysis of Loss and LAE Reserve Development.”)

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and loss adjustment expenses are adequate. Due to the inherent uncertainty in estimating unpaid losses and loss adjustment expenses, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2007 reserves for unpaid losses and loss adjustment expenses would have produced a $1.3 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

An actuarial range of ultimate unpaid losses and loss adjustment expenses is developed independent of management’s best estimate and is only used to check the reasonableness of that estimate. There is no exclusive method for determining this range, and judgment enters into the process. The primary actuarial technique utilized is a loss development analysis in which ultimate losses are projected based upon historical development patterns. The primary assumption underlying this loss development analysis is that the historical development patterns will be a reasonable predictor of the future development of losses for accident years which are less mature. An alternate actuarial technique, known as the Bornhuetter-Ferguson method, combines an analysis of loss development patterns with an initial estimate of expected losses or loss ratios. This approach is most useful for recent accident years. In addition to assuming the stability of loss development patterns, this technique is heavily dependent on the accuracy of the initial estimate of expected losses or loss ratios. Consequently, the Bornhuetter-Ferguson method is primarily used to confirm the results derived from the loss development analysis.

The range of unpaid losses and loss adjustment expenses estimated by our actuary as of December 31, 2007 was $106.0 million to $135.4 million. Our best estimate of unpaid losses and loss adjustment expenses as of December 31, 2007 is $125.3 million. Our carried reserve for unpaid losses and loss adjustment expenses as of December 31, 2007 is comprised of $61.5 million in case reserves and $63.8 million in incurred but not reported reserves. In setting this estimate of unpaid losses and loss adjustment expenses, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. In the absence of any specific factors indicating actual experience at either extreme of the actuarial range, we have established a best estimate of unpaid losses and loss adjustment expenses which is approximately $4.6 million higher than the midpoint of the actuarial range. It would be expected that management’s best estimate would move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

The following table details the profit sharing commission revenue sensitivity of the Standard Commercial Segment to the actual ultimate loss ratio for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio booked to at December 31, 2007	63.5%	64.5%	67.0%	54.6%

Effect of actual 5.0% above estimated loss ratio at December 31, 2007	-	-	-	($2,793)
Effect of actual 5.0% below estimated loss ratio at December 31, 2007	$1,850	$3,055	$3,360	$2,793

The following table details the profit sharing commission revenue sensitivity of the Specialty Commercial Segment for the effective quota share treaty with Republic at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Date	Treaty Effective Date
	1/1/06	1/1/07
Provisional loss ratio	65.0%	65.0%
Estimated ultimate loss ratio booked to at December 31, 2007	56.0%	65.0%
Effect of actual 5.0% above estimated loss ratio at December 31, 2007	($3,092)	-
Effect of actual 5.0% below estimated loss ratio at December 31, 2007	$1,237	$1,897

Results of Operations

Comparison of Years ended December 31, 2007 and December 31, 2006

Management overview. During fiscal 2007, our total revenues were $274.5 million, representing an approximately 35% increase over the $202.7 million in total revenues for fiscal 2006. Increased retention of business produced by our Specialty Commercial Segment and Standard Commercial Segment and increased production by our Personal Segment were the primary causes of the increase in revenue. Specialty Commercial Segment revenues increased $45.6 million during 2007 as compared to 2006. Revenues from our Personal Segment increased $11.3 million during 2007, due largely to geographic expansion into new states. The retention of business produced by the Standard Commercial Segment that was previously retained by third parties was the primary reason for that segment’s $10.8 million increase in revenue during 2007. Net gain on investments of $2.6 million for the period ended December 31, 2007, as compared to a net loss on investments of $1.5 million for 2006, was the primary reason for an increase in revenue for Corporate.

We reported net income of $27.4 million for the year ended December 31, 2007, compared to $9.2 million for the year ended December 31, 2006. On a diluted per share basis, net income was $1.32 for fiscal 2007 as compared to $0.53 for fiscal 2006. During the period ended December 31, 2006, we recorded $9.6 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and subsequently converted to common stock during the second quarter of 2006. The increase in net income was also attributable to increased revenue as discussed above, including additional investment income from a larger investment portfolio, primarily resulting from increased retention of premiums. Prior year favorable loss reserve development of $6.4 million during 2007 as compared to $1.2 million of prior year favorable development recognized during 2006 also contributed to the increase in net income.

Segment information. The following is additional business segment information for the years ended December 31, 2007 and 2006:
	Year Ended December 31, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated
	(in thousands)
Produced premium	90,985	151,003	55,916	-	297,904

Gross premiums written	90,868	102,688	55,916	-	249,472
Ceded premiums written	(6,646)	(4,683)	-	-	(11,329)
Net premiums written	84,222	98,005	55,916	-	238,143
Change in unearned premiums	(840)	(9,589)	(2,411)		(12,840)
Net premiums earned	83,382	88,416	53,505	-	225,303

Total revenues	86,139	126,255	58,268	3,836	274,498

Losses and loss adjustment expenses	48,480	48,484	35,969	(15)	132,918

Pre-tax income (loss)	12,042	28,043	7,523	(6,507)	41,101

Net loss ratio (1)	58.1%	54.8%	67.2%		59.0%
Net expense ratio (2)	28.9%	31.2%	23.2%		28.4%
Net combined ratio (3)	87.0%	86.0%	90.4%		87.4%

	Year Ended December 31, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated
	(in thousands)
Produced premium	91,679	156,490	45,135	-	293,304

Gross premiums written	91,070	77,740	45,135	-	213,945
Ceded premiums written	(8,850)	(2,167)	-	-	(11,017)
Net premiums written	82,220	75,573	45,135	-	202,928
Change in unearned premiums	(12,146)	(35,903)	(2,818)	-	(50,867)
Net premiums earned	70,074	39,670	42,317	-	152,061

Total revenues	75,325	80,689	46,998	(271)	202,741

Losses and loss adjustment expenses	38,799	21,908	26,443	(33)	87,117

Pre-tax income (loss)	11,757	14,309	8,760	(20,501)	14,325

Net loss ratio (1)	55.4%	55.2%	62.5%		57.3%
Net expense ratio (2)	29.4%	30.5%	24.9%		28.4%
Net combined ratio (3)	84.8%	85.7%	87.4%		85.7%

[1]	Net loss ratio is calculated as total net losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP.

[2]
Net expense ratio is calculated as total underwriting expenses of our insurance company subsidiaries, including allocated overhead expenses and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.

[3]	Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $90.9 million for the year ended December 31, 2007, which was slightly less than the $91.1 million reported for the same period in 2006. Net premiums written were $84.2 million for the year ended December 31, 2007 as compared to $82.2 million reported for the same period in 2006. Increased competition and rate pressure challenged premium volume growth by the Standard Commercial Segment throughout 2007.

Total revenue for the Standard Commercial Segment of $86.1 million for the year ended December 31, 2007 was $10.8 million more than the $75.3 million reported during the year ended December 31, 2006. This approximately 14% increase in total revenue was primarily due to increased net premiums earned of $13.3 million and increased net investment income of $1.6 million. These increases in revenue were partially offset by lower ceding commission revenue of $2.3 million and lower processing and service fees of $1.5 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure. Increased contingent commission adjustments related to adverse development on prior accident years of $0.3 million also partially offset the increases in revenue.

Pre-tax income for our Standard Commercial Segment of $12.0 million for the year ended December 31, 2007 increased $0.3 million, or approximately 2%, from the $11.8 million reported for the same period of 2006. Increased revenue as discussed above was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $9.7 million and additional operating expenses of $0.8 million, mostly due to the earning of increased premium retention.

The net loss ratio for the year ended December 31, 2007 was 58.1% as compared to the 55.4% reported for the same period of 2006. The net loss ratio was unfavorably impacted by lower ceded losses of $2.8 million for the year ended December 31, 2007 as compared to $4.4 million for the same period in 2006. The gross loss ratio before reinsurance was 56.0% for the year ended December 31, 2007 as compared to 55.4% for the same period the prior year. The gross loss results for the year ended December 31, 2007 included $1.7 million of favorable prior year development as compared to $0.2 million of favorable prior year development for the year ended December 31, 2006. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were higher by $2.2 million primarily due to competitive market conditions in the current accident year.

The Standard Commercial Segment reported net expense ratios of 28.9% and 29.4% for the year ended December 31, 2007 and 2006, respectively. The net expense ratio for 2006 was slightly higher primarily due to costs to assume from Clarendon National Insurance Company the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment.  The $126.3 million of total revenue for the year ended December 31, 2007 was $45.6 million over the $80.7 million reported for 2006. This approximately 56% increase in revenue was largely due to increased net premiums earned of $48.7 million as a result of the increased retention of business. The Specialty Commercial Segment recognized $5.6 million of contingent ceding commission under quota share agreements for treaty effective 2006, due to improved underwriting results. Increased net investment income contributed an additional $1.7 million to the increase in revenue. These increases in revenue were partially offset by lower ceding commission revenue of $10.3 million due to the shift from a third party agency structure to an insurance underwriting structure, as well as a decrease in finance charges of $0.2 million.

Pre-tax income for the Specialty Commercial Segment of $28.0 million was $13.7 million higher than the $14.3 million reported in 2006.  Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $26.6 million and increased operating expenses of $5.4 million due mostly to production related expenses that are directly related to increased earned premium. The Specialty Commercial Segment reported a net loss ratio of 54.8% for 2007 as compared to 55.2% for 2006. Favorable prior year development of $3.8 million for the year ended December 31, 2007 was the primary cause for the decrease in the net loss ratio. The Specialty Commercial Segment reported a net expense ratio of 31.2% for 2007 as compared to 30.5% for 2006.

Personal Segment. Net premium written for our Personal Segment increased $10.8 million during the year ended December 31, 2007 to $55.9 million compared to $45.1 million in the year ended December 31, 2006. The increase in premium was due mostly to continued geographic expansion that began in 2006.

Total revenue for the Personal Segment increased approximately 24% to $58.3 million for the year ended December 31, 2007 from $47.0 million the prior year. Higher earned premium of $11.2 million was the primary reason for the increase in revenue for the period. Increased finance charges of $0.9 million were offset by lower investment income of $0.6 million due to the reallocation of capital to other segments for their increased retention of premium and lower third party commission and processing fee revenue of $0.2 million.

Pre-tax income for the Personal Segment was $7.5 million for the year ended December 31, 2007 as compared to $8.8 million the prior year. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $9.5 million and increased operating expenses of $3.0 million due mostly to production related expenses attributable to the increased earned premium. The Personal Segment reported a net loss ratio of 67.2% for the year ended December 31, 2007 as compared to 62.5% for the prior year. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We recognized $0.9 million of favorable prior accident year development during the year ended December 31, 2007 and 2006. The Personal Segment reported a net expense ratio of 23.2% for the year ended December 31, 2007 as compared to 24.9% for the prior year. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to PIIC in each period.

Corporate. Total revenue for corporate increased by $4.1 million for the year ended December 31, 2007 as compared to the prior year. The increase was due to $2.6 million of net gains on our investment portfolio during 2007 as compared to $1.5 million of net losses recognized during 2006.

Corporate pre-tax loss was $6.5 million for the year ended December 31, 2007 as compared to $20.5 million for the prior year. The decreased loss was mostly due to the absence of the $9.6 million of interest expense incurred in 2006 from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. These notes were converted to common stock during the second quarter of 2006. Also contributing to the decreased loss was the net gain on investments of $2.6 million in 2007 compared to a net loss on investments of $1.5 million in 2006. Interest expense was also $1.8 million lower due to the permanent financing of debt used to acquire the subsidiaries comprising the Specialty Commercial Segment in 2006. Most of this debt was either converted to equity in the second quarter of 2006 or repaid with proceeds from our public equity offering in the fourth quarter of 2006. Partially offsetting these improvements were increased operating expenses of $1.5 million for 2007 due mostly to increased consulting costs related to compliance with Sarbanes-Oxley Section 404 requirements and new employees.

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

We reported net income of $9.2 million for the year ended December 31, 2006, which is the same as the year ended December 31, 2005. On a diluted per share basis, net income was $0.53 for fiscal 2006 as compared to $0.76 for fiscal 2005. The decrease in diluted earnings per share was partially due to issuing an additional 6.3 million shares during fiscal 2006. In addition, during fiscal 2006 we recorded $9.6 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and converted to common stock during the second quarter of 2006. In the absence of this non-cash expense, our net income for the year ended December 31, 2006 would have been $15.3 million representing an approximately 66% increase over the year ended December 31, 2005.

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

Segment information. The following is additional business segment information for the year ended December 31, 2006 and 2005:

	Year Ended December 31, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Insurance	Insurance	Insurance	Corporate	Consolidated
Produced premium	91,679	156,490	45,135	-	293,304

Gross premiums written	91,070	77,740	45,135	-	213,945
Ceded premiums written	(8,850)	(2,167)	-	-	(11,017)
Net premiums written	82,220	75,573	45,135	-	202,928
Change in unearned premiums	(12,146)	(35,903)	(2,818)		(50,867)
Net premiums earned	70,074	39,670	42,317	-	152,061

Total revenues	75,325	80,689	46,998	(271)	202,741

Loss and loss adjustment expenses	38,799	21,908	26,443	(33)	87,117

Pre-tax income	11,757	14,309	8,760	(20,501)	14,325

Loss ratio (1)	55.4%	55.2%	62.5%		57.3%
Expense ratio (2)	29.4%	30.5%	24.9%		28.4%
Combined ratio (3)	84.8%	85.7%	87.4%		85.7%

	Year Ended December 31, 2005
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated
	(in thousands)
Produced premium	81,721	-	36,345	-	118,066

Gross premiums written	52,952	-	36,515	-	89,467
Ceded premiums written	(1,703)	-	488	-	(1,215)
Net premiums written	51,249	-	37,003	-	88,252
Change in unearned premiums	(29,498)	-	430	-	(29,068)
Net premiums earned	21,751	-	37,433	-	59,184

Total revenues	43,067	-	43,907	61	87,035

Losses and loss adjustment expenses	12,610	-	21,239	(65)	33,784

Pre-tax income (loss)	6,651	-	11,647	(4,830)	13,468

Net loss ratio (1)	58.0%		56.7%		57.1%
Net expense ratio (2)	34.4%		28.8%		30.8%
Net combined ratio (3)	92.4%		85.5%		87.9%

[1]	Net loss ratio is calculated as total net losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP.

[2]
Net expense ratio is calculated as total underwriting expenses of our insurance company subsidiaries, including allocated overhead expenses and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. During the fourth quarter of fiscal 2006, we adopted the widely used industry calculation that offsets expenses with agency fee income. Prior period comparative expense ratios have been restated.

[3]	Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment. Net written premium for the Standard Commercial Segment was $82.2 million for the year ended December 31, 2006, or approximately 60% more than the $51.2 million for the year ended December 31, 2005. Beginning in the third quarter of fiscal 2005, the Standard Commercial Segment began retaining written premium through AHIC that was previously retained by third parties. On July 1, 2005, the Standard Commercial Segment assumed $20.1 million of in-force policies previously produced for Clarendon.

The total revenue for the Standard Commercial Segment of $75.3 million for the year ended December 31, 2006 was $32.3 million more than the $43.1 million reported the prior year. This approximately 75% increase in total revenue was primarily due to an increase of $48.3 million in net premiums earned. Increased net investment income contributed an additional $2.2 million to the increase in total revenue. These increases were partially offset by lower ceding commission revenue of $15.6 million primarily due to the shift from a third party agency structure to an insurance underwriting structure and also affected by lower than expected profit sharing commission. The increase in total revenue was also partially offset by lower processing and service fees of $2.7 million attributable to the change to an insurance underwriting structure.

Pre-tax income for the Standard Commercial Segment of $11.8 million for the year ended December 31, 2006 increased $5.1 million, or approximately 77%, over the $6.7 million reported for the prior year. Increased revenue, as discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $26.2 million and additional operating expenses of $1.0 million, mostly due to increased premium production. The Standard Commercial Segment reported a net loss ratio of 55.4% for the year ended December 31, 2006 as compared to a net loss ratio of 58.0% for the prior year. The loss ratios gross of reinsurance were 55.4% and 55.7% for the years ended December 31, 2006 and 2005, respectively. The slight decrease in the gross loss ratio was partially impacted by $0.2 million of favorable reserve development from prior accident years recognized during 2006. There was no prior year reserve development recognized during the year ended December 31, 2005 as we began retaining this business during the third quarter of 2005. The Standard Commercial Segment reported net expense ratios of 29.4% and 34.4% for the years ended December 31, 2006 and 2005, respectively. The net expense ratio for 2005 was higher primarily due to costs to assume from Clarendon the unearned premium previously produced by the Standard Commercial Segment.

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

Pre-tax income for the Specialty Commercial Segment of $14.3 million was primarily due to revenue as discussed above less (i) $42.0 million in operating expenses, comprised mostly of commission expense and salary related expenses, (ii) incurred losses and loss adjustment expenses of $21.9 million on the portion of business assumed by our insurance company subsidiaries, (iii) $2.3 million of amortization of intangible assets related to the acquisitions of the subsidiaries included in the Specialty Commercial Segment, and (iv) $0.2 million in interest expense

Personal Segment. Net premium written in the Personal Segment increased $8.1 million during the year ended December 31, 2006 to $45.1 million compared to $37.0 million for the year ended December 31, 2005. The increase in premium was due mostly to new state expansion during 2006.

Total revenue for the Personal Segment increased approximately 7% to $47.0 million for the year ended December 31, 2006 from $43.9 million the prior year. Higher earned premium of $4.9 million and higher finance charges of $0.4 million was partially offset by lower ceding commission revenue of $1.8 million and lower processing and service fees of $0.3 million due to the 100% assumption of the Texas non-standard automobile premium beginning late in 2004.

Pre-tax income for the Personal Segment decreased $2.9 million, or approximately 25%, for the year ended December 31, 2006 compared to the prior year. The primary reason for the decline in pre-tax income for the year ended December 31, 2006 was increased losses and loss adjustment expenses of $5.2 million as evidenced by an increase in the net loss ratio to 62.5% versus 56.7% reported in 2005. The increase in the net loss ratio was primarily attributable to a competitive pricing environment and favorable reserve development of $2.4 million recognized during 2005 as compared to $0.9 million recognized during 2006. In addition, new business written as a result of new programs and expansion into new states had not yet benefited from the reduced loss ratios typically associated with renewals of seasoned business. The increase in losses and loss adjustment expenses was partially offset by the increase in revenue discussed above. The Personal Segment reported net expense ratios of 24.9% and 28.8% for the years ended December 31, 2006 and 2005, respectively. The decrease in the net expense ratio was primarily a function of increased earned premium and policy fees income in 2006 without corresponding increases in expenses.

Corporate. Total revenue for corporate decreased by $0.3 million for the year ended December 31, 2006 as compared to the prior year. The decrease was primarily due to $1.5 million in realized losses on our investment portfolio in 2006. This was partially offset by $1.0 million in interest earned on a trust account established in the first quarter of 2006 securing the guaranteed future payments to the sellers of acquired subsidiaries. (See Note 1, “Accounting Policies” and Note 7, “Structured Settlements.”)

Corporate pre-tax loss was $20.5 million for the year ended December 31, 2006 as compared to $4.8 million for the prior year. The increased pre-tax loss was primarily due to $9.6 million in interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006. This interest expense had no impact on our cash flow or book value. Also contributing to the increased corporate pre-tax loss was additional interest expense of $4.3 million comprised of: (i) $1.1 million from the trust preferred securities issued in the second quarter of 2005 (see Note 6, “Notes Payable”); (ii) $1.1 million of amortization of the discount on the future guaranteed payments to the sellers of acquired subsidiaries (see Note 7, “Structured Settlements”); (iii) $1.0 million from a related party promissory note issued in January 2006; (iv) $0.8 million from borrowings under our revolving credit facility in January 2006 (see Note 6, “Notes Payable” and Note 8, “Credit Facilities”); and (v) $0.3 million from the convertible notes issued in January 2006. Also contributing to the increase in pre-tax loss was increased salary and related expenses of $0.9 million, professional services of $0.4 million, decreased revenue discussed above and travel expenses of $0.2 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2007, Hallmark had $25.7 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.4 million as of December 31, 2007.

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2008, our insurance company subsidiaries’ ordinary dividend capacity is $16.3 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the year ended December 31, 2007 or 2006.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Phoenix General Agency paid $1.9 million, $1.3 million and $1.8 million in management fees to Hallmark during 2007, 2006 and 2005, respectively. PIIC paid $1.2 million in management fees to Phoenix General Agency during each of 2007, 2006 and 2005. AHIC did not pay any management fees during 2007, 2006 or 2005. HSIC did not pay any management fees during 2007 or 2006.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2007, our insurance company subsidiaries reported statutory capital and surplus of $132.0 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business - Insurance Regulation - Risk-based Capital Requirements.”) As of December 31, 2007, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage was 151% for each of the years ended December 31, 2007 and 2006.

Comparison of December 31, 2007 to December 31, 2006

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2007 were $413.4 million compared to $244.4 million at December 31, 2006. Net cash provided by our operating activities and the issuance of trust preferred securities during the third quarter of 2007 contributed to this increase in our cash and investments as of December 31, 2007.

Comparison of Years Ended December 31, 2007 and December 31, 2006

Net cash provided by our consolidated operating activities was $80.3 million for the year ended December 31, 2007 compared to $76.0 million for the year ended December 31, 2006. The increase in operating cash flow was primarily due to increased collected premiums resulting from increased retained premium volume, partially offset by additional retained paid losses and loss adjustment expenses and additional paid operating expenses.

Cash used by investing activities during the year ended December 31, 2007 was $26.0 million as compared to $91.6 million for the prior year. The higher cash used in investing activities during 2006 was mostly due to the acquisitions of the subsidiaries comprising our Specialty Commercial Segment which used $26.0 million, net of cash acquired. The withdrawal of $15.0 million from a trust account securing the future guaranteed payments to the sellers of the subsidiaries comprising our TGA Operating Unit to make the first installment payment in the first quarter of 2007 contributed to the reduction in cash used by investing activities during 2007. Also contributing to the reduction in cash used by investing activities was an increase of $128.3 million from maturities and redemptions of investment securities, a $35.7 million decrease in net purchase of short-term investments and a $9.4 million decrease in transfers to other restricted cash. Net premium finance notes repaid were $0.7 million during 2007 versus net premium finance notes repaid of $2.8 million during 2006. Partially offsetting these reductions was a $151.0 million increase in purchases of debt and equity securities.

Cash provided in financing activities during 2007 was $10.1 million as compared to $52.6 million provided by financing activities for the same period of 2006. The cash provided in 2007 was from the issuance of trust preferred securities of $25.1 million partially offset by the payment of a portion of the structured settlement to the sellers of the subsidiaries comprising our TGA Operating Unit of $15.0 million. The cash provided in 2006 was primarily from the issuance of three debt instruments in January. The first was a promissory note payable to Newcastle Partners, L.P. (“Newcastle Partners”) in the amount of $12.5 million to fund the cash required to close the acquisition of the subsidiaries now comprising our Aerospace Operating Unit. The second debt instrument was $25.0 million in subordinated convertible promissory notes to the Newcastle Special Opportunity Fund I, L.P. and Newcastle Special Opportunity Fund II, L.P. (the “Opportunity Funds”). The principal and accrued interest on the convertible notes was converted to approximately 3.3 million shares of our common stock during the second quarter of 2006. The $25.0 million raised with these notes was used to fund a trust account securing future guaranteed payments to the sellers of the subsidiaries now comprising our TGA Operating Unit. The third debt instrument was $15.0 million borrowed under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. Our public equity offering in 2006 also contributed $24.7 million to cash provided by financing activities. In October 2006, we repaid the promissory note to Newcastle Partners and repaid $12.2 million of the outstanding principal balance of our revolving credit facility, in each case with proceeds received from our public equity offering. Newcastle Partners and the Opportunity Funds are each an affiliate of our Executive Chairman, Mark E. Schwarz.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2007, we were in compliance with all of our covenants.

PAAC had a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminated June 30, 2007. This facility was replaced with the new $5.0 million premium finance sub-facility with The Frost National Bank discussed above.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating-rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of December 31, 2007, the note balance was $30.9 million.

On August 23, 2007, a newly formed unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. As of December 31, 2007 the note balance was $25.8 million.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008. We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million was paid on January 2, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account). As of December 31, 2007, the balance of the structured settlements was $10.0 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2007. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and loss adjustment expenses are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period
	Total	2008	2009-2010	2011-2012	After 2012
Notes payable	60,814	420	2,432	1,120	56,842
Interest on note payable	125,906	4,650	9,106	8,860	103,290
Structured settlements	10,000	10,000	-	-	-
Unpaid losses and loss
adjustment expenses	125,338	60,423	49,713	12,862	2,340
Operating leases	3,909	1,711	1,914	284	-
Purchase obligations	6,322	1,564	1,674	1,550	1,534

Conclusion

Based on 2008 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2007 was $250.7 million. The effective duration of our portfolio as of December 31, 2007 was 2.2 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.2%, or $5.5 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 2.2%, or $5.5 million, increase in the market value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2007, our fixed-income investments were in the following: U.S. Treasury bonds - 39.5%; municipal bonds - 39.5%; corporate bonds - 20.0%; and U.S. Treasury bills and other short-term - 1.0%. As of December 31, 2007, 91.0% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we use financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better.

Equity price risk. Investments in equity securities which are subject to equity price risk made up 6.3% of our portfolio as of December 31, 2007. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2007 was $16.9 million. The fair value of our equity securities would increase or decrease by $5.1 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 1.8%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures and have concluded that such controls and procedures are effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

Unaudited Selected Quarterly Information
Schedule II - Condensed Financial Information of Registrant - Hallmark Financial Services, Inc. (Parent Company Only)
Schedule III - Supplemental Insurance Information
Schedule IV - Reinsurance
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description

3.1
Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

4.1
Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

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

4.6
First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 2, 2006).

4.7
Form of Registration Rights Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and Newcastle Special Opportunity Fund I, Ltd. and Newcastle Special Opportunity Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 2, 2006).

4.8
Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.9
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

4.10	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.8 above).

4.11	Form of Capital Security Certificate (included in Exhibit 4.9 above).

10.1
Office Lease for 14651 Dallas Parkway, Dallas, Texas, dated January 1, 1995, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.2
Tenth Amendment to Office Lease for 14651 Dallas Parkway, Dallas, Texas, dated May 5th, 2003, between American Hallmark Insurance Company of Texas and Fults Management Company, as agent for The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

10.3
Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.4
Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated February 18, 1997, between Pan American Acceptance Corporation and Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.5
Amendment No. 1 to Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated June 10, 2002, between Pan American Acceptance Corporation and San Antonio Technology Center Corporation, as successor to Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.6
Amendment No. 2 to Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated February 27, 2003, between Pan American Acceptance Corporation and San Antonio Technology Center Corporation, as successor to Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.7
Amendment No. 3 to Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated November 10, 2004, between Pan American Acceptance Corporation and San Antonio Technology Center Corporation, as successor to Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.8
Amended and Restated Lease Agreement for 14990 Landmark Boulevard, Addison, Texas, dated December 13, 2005, between Aerospace Managers, Inc. and Donnell Investments, L.L.C. (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.9*	1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.10*
First Amendment to Hallmark Financial Services, Inc. 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(bm) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.11*	1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12*
First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(bn) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.13*
Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(e) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.14*
Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.15*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.16*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.17*	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.18*
Employment Agreement dated as of February 1, 2006, among Aerospace Holdings, LLC, Hallmark Financial Services, Inc. and Curtis R. Donnell (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.19*
Employment Agreement dated as of February 1, 2006, between Texas General Agency, Inc. and Donald E. Meyer (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.20
Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.21
Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.22
Purchase Agreement dated November 9, 2005, by and among Hallmark Financial Services, Inc. and Samuel M. Cangelosi, Donate A. Cangelosi and Donald E. Meyer (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed November 14, 2005).

10.23
Purchase Agreement dated December 12, 2005, by and among Hallmark Financial Services, Inc. and Donnell Children Revocable Trust and Curtis R. Donnell (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 13, 2005).

10.24
Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.25
Amendment No. 1 to Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.26
Amendment No. 2 to Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.27
Amendment No. 3 to Quota Share Reinsurance Treaty attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: March 17, 2008	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 17, 2008	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2008	/s/ Mark E. Schwarz
Mark E. Schwarz,
Executive Chairman

Date: March 17, 2008	/s/ James H. Graves
James H. Graves, Director

Date: March 17, 2008	/s/ George R. Manser
George R. Manser, Director

Date: March 17, 2008	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
March 17, 2008

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands)

	2007	2006
ASSETS
Investments:
Debt securities, available-for-sale, at fair value	$248,069	$133,030
Equity securities, available-for-sale, at fair value	16,868	4,580
Short-term investments, available-for-sale, at fair value	2,625	25,275

Total investments	267,562	162,885

Cash and cash equivalents	145,884	81,474
Restricted cash and investments	16,043	24,569
Prepaid reinsurance premiums	274	1,629
Premiums receivable	46,026	44,644
Accounts receivable	5,219	7,852
Receivable for securities	27,395	5,371
Reinsurance recoverable	4,952	5,930
Deferred policy acquisition costs	19,757	17,145
Excess of cost over fair value of net assets acquired	30,025	31,427
Intangible assets	23,781	26,074
Deferred federal income taxes	275	-
Prepaid expenses	1,240	1,769
Other assets	17,881	5,184

	$606,314	$415,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$60,814	$35,763
Structured settlements	10,000	24,587
Reserves for unpaid losses and loss adjustment expenses	125,338	77,564
Unearned premiums	102,998	91,606
Unearned revenue	2,949	5,734
Reinsurance balances payable	-	1,060
Accrued agent profit sharing	2,844	1,784
Accrued ceding commission payable	12,099	3,956
Pension liability	1,669	3,126
Deferred federal income taxes	-	2,310
Payable for securities	91,401	-
Current federal income tax payable	630	2,132
Accounts payable and other accrued expenses	16,385	15,600

	427,127	265,222
Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2007 and 2006;
issued 20,776,080 shares in 2007 and 2006	3,740	3,740
Capital in excess of par value	118,459	117,932
Retained earnings	58,909	31,480
Accumulated other comprehensive loss	(1,8447)	(2,3444 (2,3447)
Treasury stock, 7,828 shares in 2007 and 2006, at cost	(77)	(77)

Total stockholders’ equity	179,187	150,731

	$606,314	$415,953

The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Gross premiums written	$249,472	$213,945	$89,467
Ceded premiums written	(11,329)	(11,017)	(1,215)
Net premiums written	238,143	202,928	88,252
Change in unearned premiums	(12,840)	(50,867)	(29,068)
Net premiums earned	225,303	152,061	59,184

Investment income, net of expenses	13,180	10,461	3,836
Gain (loss) on investments	2,586	(1,466)	58
Finance charges	4,702	3,983	2,044
Commission and fees	28,054	35,343	16,703
Processing and service fees	657	2,330	5,183
Other income	16	29	27

Total revenues	274,498	202,741	87,035

Losses and loss adjustment expenses	132,918	87,117	33,784
Other operating costs and expenses	94,272	83,583	38,492
Interest expense	3,914	5,798	1,264
Interest expense from amortization of discount on convertible notes	-	9,625	-
Amortization of intangible asset	2,293	2,293	27

Total expenses	233,397	188,416	73,567

Income before income tax	41,101	14,325	13,468

Income tax expense	13,672	5,134	4,282

Net income	$27,429	$9,191	$9,186

Common stockholders net income per share:
Basic	$1.32	$0.53	$0.76
Diluted	$1.32	$0.53	$0.76

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
for the years ended December 31, 2007, 2006 and 2005
(in thousands)

	Number		Capital In Excess		Accumulated Other		Number	Total	Comprehensive
	of	Par	of Par	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)
Balance at December 31, 2004	6,143	$1,106	$19,647	$13,103	$(759)	$(441)	63	$32,656

Rights offering	8,333	1,500	43,391	-	-	-	-	44,891
Amortization of fair value of stock options granted	-	-	63	-	-	-	-	63
Stock options exercised	-	-	(194)	-	-	424	(61)	230

Comprehensive income:
Net income	-	-	-	9,186	-	-	-	9,186	$9,186

Other comprehensive income:
Additional minimum pension liability	-	-	-	-	(761)	-	-	(761)	(761)
Net unrealized holding losses arising during period	-	-	-	-	(1,949)	-	-	(1,991)	(1,991)
Reclassification adjustment for gains included in net income	-	-	-	-	(90)	-	-	(48)	(48)
Net unrealized losses on securities					(2,039)			(2,039)	(2,039)
Total other comprehensive loss before tax					(2,800)			(2,800)	(2,800)
Tax effect on other comprehensive loss					962			962	962
Other comprehensive loss after tax					(1,838)			(1,838)	(1,838)
									7,348
Balance at December 31, 2005	14,476	$2,606	$62,907	$22,289	$(2,597)	$(17)	2	$85,188

Stock offering	3,000	540	24,149	-	-	-	-	24,689
Amortization of fair value of stock options granted	-	-	157	-	-	-	-	157
Stock options exercised	-	5	91	-	-	(60)	6	36

Discount on convertible note, net of tax	-	-	6,066	-	-	-	-	6,066

Conversion of note payable to common stock	3,300	589	24,562	-	-	-	-	25,151

Comprehensive income:
Net income	-	-	-	9,191	-	-	-	9,191	$9,191

Other comprehensive income:
Change in net actuarial loss	-	-	-	-	(226)	-	-	(226)	(226)
Net unrealized holding loss arising during period	-	-	-	-	(653)	-	-	(653)	(653)
Reclassification adjustment for losses included in net income	-	-	-	-	1,242	-	-	1,242	1,242
Net unrealized gains on securities					589			589	589
Total other comprehensive gain before tax					363			363	363
Tax effect on other comprehensive gain					(110)			(110)	(110)
Other comprehensive gain after tax					253			253	253
Comprehensive income									$9,444

Balance at December 31, 2006	20,776	$3,740	$117,932	$31,480	$(2,344)	$(77)	8	$150,731

The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
for the years ended December 31, 2007, 2006 and 2005
(in thousands)

			Capital In		Accumlated
	Number		Excess		Other		Number	Total	Comprehensive
	of	Par	of Par	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)
Balance at December 31, 2006	20,776	$3,740	$117,932	$31,480	$(2,344)	$(77)	8	$150,731

Amortization of fair value of stock options granted	-	-	527	-	-	-	-	527

Comprehensive income:
Net income	-	-	-	27,429	-	-	-	27,429	$27,429

Other comprehensive income:
Change in net actuarial loss	-	-	-	-	1,378	-	-	1,378	1,378

Net unrealized holding losses arising during period	-	-	-	-	(339)	-	-	(339)	(339)
Reclassification adjustment for gains included in net income	-	-	-	-	(270)	-	-	(270)	(270)
Net unrealized losses on securities					(609)			(609)	(609)

Total other comprehensive income before tax					769			769	769
Tax effect on other comprehensive income					(269)			(269)	(269)
Other comprehensive income after tax					500			500	500

Comprehensive income									$27,929

Balance at December 31, 2007	20,776	$3,740	$118,459	$58,909	$(1,844)	$(77)	8	$179,187

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$27,429	$9,191	$9,186

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,119	3,214	413
Amortization of beneficial conversion feature	-	9,625	-
Amortization of discount on structured settlement	413	1,045	-
Deferred income tax expense (benefit)	(1,481)	(6,529)	2,143
Realized (gain) loss on investments	(2,586)	1,466	(58)
Change in prepaid reinsurance premiums	1,355	(862)	(767)
Change in premiums receivable	(1,382)	6,392	(22,427)
Change in prepaid commissions	487	1,306	-
Change in accounts receivable	2,632	(4,484)	1,411
Change in deferred policy acquisition costs	(2,612)	(7,981)	(1,689)
Change in unpaid losses and loss adjustment expenses	47,774	41,753	6,673
Change in unearned premiums	11,392	51,635	29,835
Change in unearned revenue	(2,785)	(7,861)	(7,228)
Change in accrued agent profit sharing	1,060	(389)	298
Change in reinsurance recoverable	978	(4,846)	2,639
Change in reinsurance balances payable	(1,060)	295	116
Change in current federal income tax payable/recoverable	(1,502)	1,745	(1,043)
Excess tax benefits from share-based payment arrangements	-	(25)	-
Change in accrued ceding commission payable	8,143	(7,474)	9,735
Change in all other liabilities	(673)	(13,075)	3,817
Change in all other assets	(10,364)	1,821	(3,400)
Net cash provided by operating activities	80,337	75,962	29,654

Cash flows from investing activities:
Purchases of property and equipment	(455)	(685)	(532)
Acquisitions of subsidiaries, net of cash received	-	(25,964)	-
Premium finance notes repaid, net of finance notes originated	(723)	(2,750)	-
Change in restricted cash	8,526	(15,857)	(1,987)
Purchases of debt and equity securities	(226,476)	(75,478)	(60,565)
Proceeds from maturities and redemptions of securities	170,207	41,944	1,747
Net redemptions (purchases) of short-term investments	22,894	(12,776)	(11,832)
Net cash used in investing activities	(26,027)	(91,566)	(73,169)

Cash flows from financing activities:
Proceeds from borrowings	25,774	52,500	30,928
Debt issuance costs	(674)	-	(907)
Proceeds from equity offerings	-	24,689	44,891
Proceeds from exercise of employee stock options	-	36	230
Excess tax benefits from share-based payment arrangements	-	25	-
Repayment of borrowings	(15,000)	(24,700)	-
Net cash provided by financing activities	10,100	52,550	75,142

Increase in cash and cash equivalents	64,410	36,946	31,627
Cash and cash equivalents at beginning of year	81,474	44,528	12,901
Cash and cash equivalents at end of year	$145,884	$81,474	$44,528

Supplemental cash flow information:
Interest (paid)	$(3,402)	$(4,678)	$(1,167)
Income taxes (paid)	$(16,655)	$(9,830)	$(3,182)

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Accounting Policies:

General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance in nine states; marketing, distributing, underwriting and servicing non-standard personal automobile insurance in 11 states; marketing, distributing, underwriting and servicing general aviation insurance in 47 states; and providing other insurance related services.

We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our three insurance company subsidiaries. Our HGA Operating Unit handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”). Our TGA Operating Unit handles primarily commercial insurance products and services and is comprised of TGA Insurance Managers, Inc. (“Texas General Agency”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”). The subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were all acquired effective January 1, 2006. Our Phoenix Operating Unit handles non-standard personal automobile insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Phoenix General Agency). Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Phoenix Indemnity Insurance Company (“PIIC”) and Hallmark Specialty Insurance Company (“HSIC”) (f/k/a Gulf States Insurance Company).

These four operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes both our TGA Operating Unit and our Aerospace Operating Unit.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which, as to AHIC, PIIC and HSIC, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Investments

Debt and equity securities available for sale are reported at fair value. Unrealized gains and losses are recorded as a component of stockholders’ equity, net of related tax effects. Debt and equity securities that are determined to have other than temporary impairment are recognized as a realized loss in the Statement of Operations. Debt security premiums and discounts are amortized into earnings using the effective interest method. Maturities of debt securities are recorded in receivable for securities until the cash is settled. Purchases of equity securities are recorded in payable for securities until the cash is settled.

Short-term investments consist of treasury bills, municipal bonds, and a certificate of deposit which are reported at fair value.

Realized investment gains and losses are recognized in operations on the specific identification method.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Recognition of Premium Revenues

Insurance premiums and policy fees are earned pro rata over the terms of the policies. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $4.9 million, $5.0 million and $3.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Relationship with Third Party Insurers

Through December 31, 2005, our HGA Operating Unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. All business of our TGA Operating Unit is currently produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting. Ceding commissions and other fees received under these arrangements are classified as unearned revenue until earned pro rata over the terms of the policies.

Recognition of Commission Revenues of Our Standard and Specialty Commercial Segments

Commission revenues and commission expenses related to insurance policies issued by American Hallmark Insurance Services and Texas General Agency on behalf of Clarendon and Republic, respectively, are recognized pro rata during the period covered by the policy. Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate.

The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty between the Standard Commercial Segment and Clarendon at 5.0% above and below the current estimate (dollars in thousands).

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio booked to at December 31, 2007	63.5%	64.5%	67.0%	54.6%

Effect of actual 5.0% above estimated loss ratio at December 31, 2007	-	-	-	($2,793)
Effect of actual 5.0% below estimated loss ratio at December 31, 2007	$1,850	$3,055	$3,360	$2,793

As of December 31, 2007, we recorded a $2.1 million profit sharing payable for the quota share treaty effective July 1, 2001, a $4.6 million payable on the quota share treaty effective July 1, 2002, a $5.4 million payable on the quota share treaty effective July 1, 2003 and a $5.4 million receivable on the quota share treaty effective July 1, 2004. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for the effective quota share treaty between the Specialty Commercial Segment and Republic at 5% above and below the current estimate (dollars in thousands).

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	Treaty Effective Date	Treaty Effective Date
	1/1/06	1/1/07
Provisional loss ratio	65.0%	65.0%
Ultimate loss ratio booked to at December 31, 2007	56.0%	65.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2007	($3,092)	-
Effect of actual 5.0% below estimated loss ratio at December 31, 2007	$1,237	$1,897

As of December 31, 2007 we recorded a $5.6 million profit share receivable for the quota share treaty effective January 1, 2006 and had not recorded a profit share receivable or payable on the January 1, 2007 quota share treaty since the loss experience on this business has not developed sufficiently to conclude that we will realize any additional profit share revenue.

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

Finance Charges

PAAC provides premium financing for policies produced by Texas General Agency and certain unaffiliated general and retail agents. Interest earned on the premium finance notes issued by PAAC for the financing of insurance premiums are recorded as finance charges. This interest is earned on the Rule of 78’s method which approximates the interest method for such short-term notes.

We receive premium installment fees for each direct bill payment from policyholders. Installment fee income is classified as finance charges on the statement of operations and is recognized as the fee is invoiced.

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $7.7 million and $7.3 million, at December 31, 2007 and 2006, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2007, 2006 and 2005 was $0.8 million, $0.9 million and $0.4 million, respectively. Accumulated depreciation was $6.4 million and $5.6 million at December 31, 2007 and 2006, respectively.

Premiums Receivable

Premiums receivable represent amounts due from policyholders or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2007, 2006 and 2005, we deferred ($57.7) million, ($40.5) million and ($33.3) million of policy acquisition costs and amortized $55.1 million, $32.5 million and $26.8 million of deferred policy acquisition costs, respectively. Therefore, the net deferrals of policy acquisition costs were ($2.6) million, ($8.0) million and ($6.5) million for 2007, 2006 and 2005, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2007, 2006 and 2005. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

Business Combinations

We account for business combinations using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “excess of cost over net assets acquired” or “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Effective January 1, 2006, we acquired all of the issued and outstanding capital stock of Texas General Agency, PAAC and TGASRI for an aggregate cash purchase price of up to $45.6 million, consisting of unconditional consideration of $37.6 million and contingent consideration of $8.0 million. Of the unconditional consideration, $13.9 million was paid at closing, $14.3 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008. The payment of any contingent consideration is conditioned on the sellers complying with certain restrictive covenants and the TGA Operating Unit achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable on or before March 30, 2009, unless the sellers elect to defer payment until March 30 of any subsequent year in order to permit further development of the loss ratios. In addition to the purchase price, we will pay $2.0 million to the sellers in consideration of their compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. Of this additional amount, $750 thousand was paid at closing, $750 thousand was paid on January 2, 2007, and $500 thousand was paid on January 2, 2008.

Texas General Agency is a managing general agency involved in the marketing, underwriting and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Other affiliated companies acquired were HSIC, which reinsures a portion of the business written by Texas General Agency; TGASRI, which brokers mobile home insurance; and PAAC, which finances premiums on property and casualty insurance products marketed by Texas General Agency and certain unaffiliated general and retail agents. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 1, 2006 (in thousands).

Investments	$19,597
Cash and equivalents	2,199
Premium receivable	17,556
Premium finance notes receivable	6,146
Reinsurance recoverable	640
Tradename	1,973
Customer relationships	19,417
Non-compete/employment agreements	2,477
Goodwill	15,476
Other assets	7,178

Total assets acquired	92,659

Total liabilities assumed	54,260

Net assets acquired	$38,399

Net assets of $38.4 million acquired equals the $39.6 million unconditional purchase price and restrictive covenant payments discounted at 4.40% (which is the rate of two-year U.S. Treasuries, which is the only permitted investment of the trust account guaranteeing the future payments to the sellers) plus $232 thousand of direct acquisition expenses. The goodwill is not deductible for tax purposes. Certain purchased items above are subject to amortization over their estimated useful life as presented in the following table.

Years
Tradename	15
Customer relationships	15
Non-compete agreements	5

The aggregate weighted average period to amortize the above captioned assets is approximately 14 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The results of operations of Texas General Agency, PAAC and TGASRI are included in the Consolidated Statement of Operations from the effective date of the acquisition. The unaudited pro forma results for the twelve months ended December 31, 2005 as if we had acquired Texas General Agency, PAAC and TGASRI at January 1, 2005 are as follows (in thousands, except per share amounts):
2005
Revenues	$137,078
Net income	10,103
Net income per share:
Basic	$0.84
Diluted	$0.75

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Effective January 1, 2006, we also acquired all of the issued and outstanding membership interests in the subsidiaries now comprising the Aerospace Operating Unit, for an aggregate consideration of up to $15.0 million, consisting of unconditional consideration of $12.5 million due in cash at closing and contingent consideration of up to $2.5 million. The unconditional consideration of $12.5 million is allocated $11.9 million to the purchase price and $0.6 million to the seller’s compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. The payment of contingent consideration is conditioned on the seller complying with its restrictive covenants and the Aerospace Operating Unit achieving certain operational objectives related to premium production and loss ratios. The contingent consideration, if any, will be payable in cash on or before March 30, 2009, unless the seller elects to defer a portion of the payment in order to permit further development of loss ratios. Our Aerospace Operating Unit is involved in the marketing and servicing of general aviation property and casualty insurance products with a particular emphasis on private and small commercial aircraft and airports.

Prior to the Company’s acquisition of the Aerospace Operating Unit in January, 2006, the primary subsidiary within such operating unit entered into an agreement to lease office space from Donnell Investments, L.L.C., an entity wholly owned and controlled by Curtis R. Donnell, the current president of the Aerospace Operating Unit. The lease pertains to an approximately 8,925 square foot suite in a low-rise office building and expires September 30, 2010. The rent is currently $13,666 per month.

Intangible Assets

We account for our intangible assets according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Pursuant to SFAS 142, we have identified the components of goodwill and assigned the carrying value of these components among our four operating units, as follows: HGA Operating Unit - $2.1 million; TGA Operating Unit - $15.5 million; Aerospace Operating Unit - $9.7 million; and Phoenix Operating Unit - $2.7 million. As of December 31, 2007, the balance of our goodwill asset is $30.0 million, of which $25.2 million was acquired in 2006 with the acquisition of the subsidiaries now comprising our TGA Operating Unit and our Aerospace Operating Unit. During 2007, 2006 and 2005, we completed the first step prescribed by SFAS 142 for testing for impairment and determined that there was no impairment.

We have obtained various amortizable intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2007	2006
Gross Carrying Amount:
Customer/agent relationships	$22,729	$22,729
Tradename	2,682	2,682
Non-compete & employment agreements	3,040	3,040
Total gross carrying amount	28,451	28,451

Accumulated Amortization:
Customer/agent relationships	(3,096)	(1,590)
Tradename	(358)	(179)
Non-compete & employment agreements	(1,216)	(608)
Total accumulated amortization	(4,670)	(2,377)

Total net carrying amount	$23,781	$26,074

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The estimated aggregate amortization expense for these assets for the next five years is as follows (in thousands):

2008	$2,293
2009	$2,293
2010	$2,293
2011	$1,685
2012	$1,685

The weighted average amortization period for all intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Non-compete agreements	5

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

Restricted Cash : The carrying amount for restricted cash reported in the balance sheet approximates the fair value.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the prospective method provisions of SFAS 148. Under the prospective method, we have applied the fair value based method of accounting for our stock-based payments for option grants after December 31, 2002.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R eliminates an entity’s ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Under the modified-prospective transition method, compensation cost recognized during the period should include compensation cost for all share-based payments granted, but not yet vested, as of January 1, 2006, based on grant date fair value estimates in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted after January 1, 2006 in accordance with SFAS 123R. Since we adopted the fair value method of SFAS 123 under the prospective method provision of SFAS 148 beginning January 1, 2003, we have a small amount of unvested share-based payments for grants prior to January 1, 2003. During 2007, we recognized approximately $10 thousand of additional compensation expense under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. (See Note 12.)

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

2005
Net income	$9,186
Add: stock-based employee compensation expenses included in reported net income, net of tax	41

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(48)
Pro forma net income	$9,179

Net income per share:
Basic - as reported	$0.76
Basic - pro forma	$0.76
Diluted - as reported	$0.76
Diluted - pro forma	$0.76

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires (1) balance sheet recognition of the funded status of defined benefit plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosure. Requirements (1), (2), and (4) of SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. As of December 31, 2006, the measurement date for our plan assets and benefit obligation is the balance sheet date. The adoption of SFAS 158 did not have a material impact on our results of operations or financial condition.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” previously issued by the FASB. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 had no material impact on our financial condition or results of operations.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument-by-instrument basis, and is irrevocable. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no impact on our financial statements.

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”), a replacement of Statement of Financial Accounting Standards No. 141, “Business Combinations”. FAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. FAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. FAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. The Company does not expect the provisions of FAS 141R to have a material effect on its results of operations, financial position or liquidity. FAS 141R will impact the accounting for any future acquisition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. FAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The Company does not expect the provisions of FAS 160 to have a material effect on its results of operations, financial position or liquidity.

Reclassification

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassification had no effect on net income or stockholders’ equity. Investment balances that were previously reported in Restricted Cash and Investments on the balance sheet have been reclassified to debt securities, available-for-sale, at market value during the current period. The amount reclassified from the December 31, 2006 presentation is $7.2 million. Amounts previously reported for net unrealized holding losses arising during the period and the reclassification adjustment for losses included in net income were revised in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income in this year’s presentation. The result of this reclassification had no effect on Accumulated Other Comprehensive Income, Net Income, Comprehensive Income or Stockholders’ Equity for any period.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2.	Investments:

Major categories of net investment income (in thousands) are summarized as follows:

	Years ended December 31,
	2007	2006	2005

Debt securities	$7,436	$6,587	$2,806
Equity securities	300	160	90
Short-term investments	1,765	1,154	161
Cash equivalents	3,890	2,683	832

	13,391	10,584	3,899
Investment expenses	(211)	(123)	(53)

Net investment income	$13,180	$10,461	$3,836

At December 31, 2007 we had an investment of $89.6 million in a U.S. Treasury Note with a maturity date of January 31, 2009 which exceeded 10% of our stockholders equity. No other investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2007, 2006 or 2005.

Major categories of recognized gains (losses) on investments (in thousands) are summarized as follows:

	Years ended December 31,
	2007	2006	2005

Debt securities	$70	$(461)	$14
Equity securities	2,889	155	99
Short-term investments	103	-	-
Realized gains (losses)	3,062	(306)	113
Other than temporary impairments	(476)	(1,160)	(55)
Recognized gains (losses)	$2,586	$(1,466)	$58

We realized gross gains on investments of $4.9 million, $0.2 million and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. We realized gross losses on investments of $1.8 million, $0.5 million and $0.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2007

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$98,900	$147	$-	$99,047
Corporate debt securities	51,786	46	1,736	50,096
Municipal bonds	98,547	628	252	98,923
Mortgage backed securities	3	-	-	3

Total debt securities	249,236	821	1,988	248,069

Equity securities	16,789	397	318	16,868

Short term securities	2,622	4	1	2,625

Total debt and equity securities	$268,647	$1,222	$2,307	$267,562

As of December 31, 2006

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,417	$48	$58	$40,407
Corporate debt securities	41,288	83	888	40,483
Municipal bonds	52,244	192	304	52,132
Mortgage backed securities	8	-	-	8

Total debt securities	133,957	323	1,250	133,030

Equity securities	4,146	453	19	4,580

Short term securities	25,258	17	-	25,275

Total debt and equity securities	$163,361	$793	$1,269	$162,885

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2.	Investments, continued:

The amortized cost and estimated fair value of investments in debt and equity securities with a gross unrealized loss position at December 31, 2007 and 2006 (in thousands) is as follows:

	Amortized Cost	Fair Value	Gross Unrealized Loss
As of December 31, 2007
5 Equity Positions	$7,272	$6,954	$318
45 Bond Positions	71,510	69,522	1,988
1 Short Term Position	353	352	1
	$79,135	$76,828	$2,307

As of December 31, 2006
10 Equity Positions	$249	$230	$19
195 Bond Positions	73,589	72,339	1,250
	$73,838	$72,569	$1,269

Of the gross unrealized loss at December 31, 2007, $1.0 million is more than twelve months old, consisting of 22 bond positions. Of the gross unrealized loss at December 31, 2006, $1.2 million is more than twelve months old, consisting of 139 bond positions. We consider these losses as a temporary decline in value as they are predominately on bonds where we believe we have the ability to hold our positions until maturity and whose decline in fair value is driven by interest rate increases. We see no other indications that the decline in value of these securities is other than temporary.

The amortized cost and estimated fair value of debt securities at December 31, 2007 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

Maturity (in thousands):	Amortized Cost	Fair Value
Due in one year or less	$15,185	$15,189
Due after one year through five years	162,972	162,524
Due after five years through ten years	53,942	53,305
Due after ten years	19,756	19,673
Mortgage-backed securities	3	3
	$251,858	$250,694

At December 31, 2007 and 2006, investments in debt securities with an approximate carrying value of $18.5 million and $23.8 million, respectively, were pledged for the benefit of various state insurance departments, reinsurers and the sellers of our TGA Operating Unit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

3.	Other Assets:

The following table details our other assets as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Profit sharing commission receivable	$10,961	$649
Accrued investment income	4,104	2,002
Debt issuance costs	1,465	826
Fixed assets	1,272	1,644
Other assets	79	63
	$17,881	$5,184

Our profit sharing commission receivable increased $10.3 million in 2007 due to favorable loss development on the 2004 and 2006 treaty years for our Standard Commercial and Specialty Commercial Segments, respectively, partially offset by unfavorable loss development on the 2001-2003 treaty years for our Standard Commercial Segment. Our accrued investment income increased $2.1 million due to a larger investment portfolio in 2007 as compared to 2006. Our debt issuance costs increased $0.6 million due to the issuance of trust preferred securities during 2007.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

4.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

	2007	2006	2005

Balance at January 1	$77,564	$26,321	$19,648
Plus acquisition of Phoenix at January 1	-	4,562	-
Less reinsurance recoverable	4,763	324	1,948
Net Balance at January 1	72,801	30,559	17,700

Incurred related to:
Current year	139,332	88,294	36,184
Prior years	(6,414)	(1,177)	(2,400)
Total incurred	132,918	87,117	33,784

Paid related to:
Current year	54,809	28,154	17,414
Prior years	30,061	16,721	8,073
Total paid	84,870	44,875	25,487

Net Balance at December 31	120,849	72,801	25,997
Plus reinsurance recoverable	4,489	4,763	324
Balance at December 31	$125,338	$77,564	$26,321

The $6.4 million, $1.2 million and $2.4 million favorable development in prior accident years recognized in 2007, 2006 and 2005, respectively, represent normal changes in our loss reserve estimates primarily attributable to favorable loss development in each of our segments. The loss reserve estimates for prior years were decreased to reflect this favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

5.	Reinsurance:

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

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years:

	2007	2006	2005
Premium Written :
Direct	$157,202	$129,669	$44,237
Assumed	92,270	84,276	45,230
Ceded	(11,329)	(11,017)	(1,215)
	$238,143	$202,928	$88,252

Premium Earned:
Direct	$151,276	$97,082	$23,747
Assumed	86,804	65,134	35,885
Ceded	(12,777)	(10,155)	(448)
	$225,303	$152,061	$59,184

Reinsurance recoveries	$3,862	$5,225	$(492)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

•	We retain the first $2.0 million of property catastrophe losses; and

•
Our reinsurers reimburse us 100% for each $1.00 of loss in excess of our $2.0 million retention up to $28.0 million for each catastrophic occurrence, subject to a maximum of two events for the contractual term.

•
Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance, effective July 1, 2007, are:

•	We retain the first $1.0 million of loss for each commercial property risk;

•	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk; and

•	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•
Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance, effective July 1, 2007, are:

•	We retain the first $1.0 million of any commercial liability risk; and

•	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

•	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

•	Our reinsurers reimburse us for the next $1.15 million of each aircraft hull loss and for the next $650,000 of each airport liability loss; and

•	Our reinsurers provide additional reimbursement of $4.0 million for each airport liability loss and aircraft liability loss, excluding passenger liability.

6. Notes Payable:

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of December 31, 2007 and 2006, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit. As of December 31, 2007 and 2006, the balance on the revolving note was $2.8 million, which currently bears interest at 6.73% per annum. Also included in notes payable as of December 31, 2007 and 2006 is $1.3 million and $2.0 million, respectively, outstanding under PAAC’s revolving credit facility, which also currently bears interest at 6.73% per annum. (See Note 8.)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

On August 23, 2007, a newly formed unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of December 31, 2007 the note balance was $25.8 million.

7.	Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments). As of December 31, 2007, the balance of the structured settlements was $10.0 million.

8.	Credit Facilities:

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2007, we were in compliance with all of our covenants.

PAAC had a $5.0 million revolving credit facility with JPMorgan Chase Bank which terminated June 30, 2007. This facility was replaced with the new $5.0 million premium finance sub-facility with The Frost National Bank as discussed above. As of December 31, 2007, there was $1.3 million outstanding under this credit facility.

9.	Segment Information:

We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by producing units into the following reportable segments:

•
Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our HGA Operating Unit which is comprised of our American Hallmark Insurance Services and ECM subsidiaries.

•
Specialty Commercial Segment. The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit and the general aviation insurance products and services handled by our Aerospace Operating Unit. The Specialty Commercial Segment also includes a relatively small amount of non-strategic legacy personal lines insurance products handled by our TGA Operating Unit. Our TGA Operating Unit is comprised of our Texas General Agency, PAAC and TGARSI subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. All of the subsidiaries included in the Specialty Commercial Segment were acquired effective January 1, 2006.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

•
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

•
Hallmark Specialty Insurance Company, which was acquired effective January 1, 2006, presently assumes a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Phoenix Indemnity Insurance Company presently assumes all of the risks on the non-standard personal automobile policies marketed within the Personal Segment and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement which was subsequently amended on December 15, 2006 pursuant to which AHIC retains 46.0% of the total net premiums written, PIIC retains 34.1% of our total net premiums written and HSIC retains 19.9% of our total net premiums written.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The following is additional business segment information for the twelve months ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Revenues
Standard Commercial Segment	$86,139	$75,325	$43,067
Speciality Commercial Segment	126,255	80,689	-
Personal Segment	58,268	46,998	43,907
Corporate	3,836	(271)	61
Consolidated	$274,498	$202,741	$87,035

Depreciation Expense
Standard Commercial Segment	$188	$183	$144
Speciality Commercial Segment	343	468	-
Personal Segment	222	238	226
Corporate	73	32	16
Consolidated	$826	$921	$386

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	151	258	-
Personal Segment	1	4	10
Corporate	3,762	5,536	1,254
Consolidated	$3,914	$5,798	$1,264

Tax Expense
Standard Commercial Segment	$3,211	$2,759	$1,194
Speciality Commercial Segment	8,426	4,279	-
Personal Segment	1,956	2,072	3,225
Corporate	79	(3,976)	(137)
Consolidated	$13,672	$5,134	$4,282

Pre-tax Income
Standard Commercial Segment	$12,042	$11,757	$6,651
Speciality Commercial Segment	28,043	14,309	-
Personal Segment	7,523	8,760	11,647
Corporate	(6,507)	(20,501)	(4,830)
Consolidated	$41,101	$14,325	$13,468

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

9.	Segment Information, continued

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2007	2006
Assets
Standard Commercial Segment	$211,428	$133,697
Specialty Commercial Segment	229,138	162,441
Personal Segment	100,986	71,754
Corporate	64,762	48,061
Consolidated	$606,314	$415,953

10.	Earnings Per Share

We have adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations (in thousands, except per share amounts) is presented below:

	2007	2006	2005
Numerator for both basic and diluted earnings per share:
Net income	$27,429	$9,191	$9,186

Denominator, basic shares	20,768	17,181	12,008
Effect of dilutive securities:
Stock options	-	13	96
Denominator, diluted shares	20,768	17,194	12,104

Basic earnings (loss) per share:	$1.32	$0.53	$0.76

Diluted earnings (loss) per share:	$1.32	$0.53	$0.76

Options to purchase 109,166 shares of common stock priced at $11.34 were outstanding at December 31, 2006, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in the period where the option exercise price exceeded the average market price per share for the period.

11.	Regulatory Capital Restrictions:

AHIC, as a property/casualty insurance company domiciled in the State of Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. PIIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2008, our insurance company subsidiaries’ ordinary dividend capacity is $16.3 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the year ended December 31, 2007 or 2006.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Phoenix General Agency paid $1.9 million, $1.3 million and $1.8 million in management fees to Hallmark during 2007, 2006 and 2005, respectively. PIIC paid $1.2 million in management fees to Phoenix General Agency during each of 2007, 2006 and 2005. AHIC did not pay any management fees during 2007, 2006 or 2005. HSIC did not pay any management fees during 2007 or 2006.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2007, our insurance company subsidiaries reported statutory capital and surplus of $132.0 million, substantially greater than the minimum requirements for each state. For the year ended December 31, 2007, our insurance company subsidiaries reported statutory net income of $19.6 million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2007, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

12.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 833,333 shares authorized for issuance under the 2005 LTIP. Our 1994 Key Employee Long Term Incentive Plan (the “1994 Employee Plan”) and 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) both expired in 2004 but have unexercised options outstanding.

As of December 31, 2007, there were incentive stock options to purchase 717,499 shares of our common stock outstanding under the 2005 LTIP, leaving 115,834 shares reserved for future issuance. As of December 31, 2007, there were incentive stock options to purchase 93,001 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan. In addition, as of December 31, 2007, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Incentive stock options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Incentive stock options granted under the 2005 LTIP and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP vest 100% six months after the date of grant and terminate ten years from the date of grant. All non-qualified stock options granted under the 1994 Director Plan vest 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant. We recognize the compensation expense related to these option grants on a straight-line basis over the required service period for each separately vesting portion of the award.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

A summary of the status of our stock options as of and changes during the year-to-date ended December 31, 2007 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)
Outstanding at January 1, 2007	332,334	$7.04	-	-
Granted	520,000	$12.52	-	-
Exercised	-	$-	-	-
Forfeited or expired	4,334	$5.08	-	-
Outstanding at December 31, 2007	848,000	$10.41	7.9	$4,620
Exercisable at December 31, 2007	176,250	$6.54	4.7	$1,643

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2007	2006	2005
Intrinsic value of options exercised	$-	$162	$260
Cost of share-based payments (non-cash)	$527	$157	$63
Income tax benefit of share-based payments
recognized in income	$185	$55	$22

As of December 31, 2007, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.6 million is expected to be recognized in 2008, $0.8 million is expected to be recognized in each of 2009 and 2010 and $0.4 million is expected to be recognized in 2011.

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

	2007	2006	2005
Grant date fair value per share	$4.04	$6.26	$4.01

Expected term	6	5	5
Expected volatility	19.4%	59.1%	62.5%
Risk free interest rate	4.5%	4.9%	3.9%

13.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2007, 2006 and 2005 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	2007	2006	2005

Assumptions (end of period):
Discount rate used in determining benefit obligation	5.75%	5.75%	5.50%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,053)	$(12,994)	$(12,959)

Projected benefit obligation	$(12,053)	$(12,994)	$(12,959)
Fair value of plan assets	10,384	9,868	10,027
Funded status	$(1,669)	$(3,126)	$(2,932)

Net actuarial loss	(1,752)	(3,130)	(2,847)
Accumulated other comprehensive loss	(1,752)	(3,130)	(2,847)
Prepaid/(accrued) pension cost	83	4	(85)
Net amount recognized as of December 31	$(1,669)	$(3,126)	$(2,932)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,994	$12,959	$13,081
Interest cost	720	720	724
Actuarial liability (gain)/loss	(749)	198	352
Benefits paid	(912)	(883)	(1,198)
Benefit obligation as of end of period	$12,053	$12,994	$12,959

Change in plan assets:
Fair value of plan assets as of beginning of period	$9,868	$10,027	$10,901
Actual return on plan assets (net of expenses)	1,073	321	192
Employer contributions	355	403	132
Benefits paid	(912)	(883)	(1,198)
Fair value of plan assets as of end of period	$10,384	$9,868	$10,027

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	720	720	724
Expected return on plan assets	(642)	(633)	(682)
Recognized actuarial loss	199	227	81
Net periodic pension cost	$277	$314	$123

Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Estimated future benefit payments by fiscal year (in thousands):

2008	$892
2009	$883
2010	$881
2011	$880
2012	$878
2013-2017	$4,362

As of December 31, 2007, the fair value of the plan assets was composed of cash and cash equivalents of $0.2 million, bonds and notes of $3.6 million and equity securities of $6.6 million.

Our investment objectives are to preserve capital and to achieve long-term growth through a favorable rate of return equal to or greater than 5% over the long-term (60 year) average inflation rate as measured by the consumer price index. The objective of the equity portion of the portfolio is to achieve a return in excess of the Standard & Poor’s 500 index. The objective of the fixed income portion of the portfolio is to add stability, consistency, safety and total return to the total fund portfolio.

We prohibit investments in options, futures, precious metals, short sales and purchase on margin. We also restrict the investment in fixed income securities to “A” rated or better by Moody’s or Standard & Poor’s rating services and restrict investments in common stocks to only those that are listed and actively traded on one or more of the major United States stock exchanges, including NASDAQ. We manage to an asset allocation of 45% to 75% in equity securities. An investment in any single stock issue is restricted to 5% of the total portfolio value and 90% of the securities held in mutual or commingled funds must meet the criteria for common stocks.

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. To develop the discount rate used in determining the benefit obligation we used Moody’s Aaa corporate bond yields at the measurement date to match the timing and amounts of projected future benefits.

We estimate contributing $0.8 million to the defined benefit cash balance plan during 2008. We expect our 2008 periodic pension cost to be $0.1 million, the components of which are interest cost of $0.7 million, expected return on plan assets of ($0.7) million and amortization of actuarial loss of $0.1 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2007 and 2006.

	12/31/07	12/31/06
Asset Category:
Fixed income securities	35%	34%
Equity securities	63%	62%
Other	2%	4%
Total	100%	100%

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.2 million, $0.3 million and $0.1 million for each of the twelve months ended December 31, 2007, 2006 and 2005, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

14.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax liabilities:
Deferred policy acquisition costs	$(6,915)	$(6,425)
Profit sharing commission	(-)	(257)
Agency relationship	(142)	(151)
Intangible assets	(8,182)	(8,975)
Fixed assets	(100)	(166)
Purchase discount	(2)	(156)
Other	(242)	(183)
Total deferred tax liabilities	$(15,583)	$(16,313)
Deferred tax assets:
Unearned premiums	$7,197	$6,398
Deferred ceding commissions	942	1,315
Amortization of non-compete agreements	774	-
Pension liability	584	1,096
Net operating loss carry-forward	1,217	1,217
Unrealized holding losses on investments	380	166
Allowance for bad debt	-	9
Unpaid loss and loss adjustment expense	3,280	2,030
Goodwill	929	1,083
Rent reserve	57	80
Investment impairments	408	242
Unearned revenue	-	20
Capital loss	-	410
Other	90	140
Total deferred tax assets	$15,858	$14,206

Net deferred tax asset (liability) before valuation allowance	275	(2,107)
Valuation allowance	-	203
Net deferred tax asset (liability)	$275	$(2,310)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

14.	Income Taxes, continued:

A reconciliation of the income tax provisions (in thousands) based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Computed expected income tax expense
at statutory regulatory tax rate	$14,385	$5,014	$4,579
Meals and entertainment	23	15	6
Tax exempt interest	(813)	(507)	(302)
Dividends received deduction	(43)	(9)	(11)
State taxes (net of federal benefit)	194	301	158
Valuation allowance	(203)	203	-
Other	129	117	(148)
Income tax expense	$13,672	$5,134	$4,282

Current income tax expense	$15,153	$11,663	$2,139
Deferred tax expense (benefit)	(1,481)	(6,529)	2,143
Income tax expense	$13,672	$5,134	$4,282

Approximately $0.1 million of the 2007 current income tax provision results from tax deductible goodwill from the PIIC acquisition.

We have available, for federal income tax purposes, unused net operating loss of approximately $3.5 million at December 31, 2007. The losses were acquired as part of the PIIC acquisition and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses (in thousands) will expire, if unused, as follows:

Year
2021	$2,600
2022	878
$3,478

15.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2011. Certain of these leases contain renewal options. Rental expense amounted to $2.1 million, $1.9 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments (in thousands) under non-cancelable operating leases as of December 31, 2007 are as follows:

Year

2008	$1,711
2009	1,074
2010	840
2011	284
2012	-
2013 and thereafter	-

Total minimum lease payments	$3,909

From time to time, assessments are levied on us by the guaranty association of the State of Texas. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense. There were no assessments during 2007 or 2005. We were assessed $34 thousand in 2006.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Payments of license and maintenance fees for computer software presently under development will become due after implementation and acceptance of various software modules. We presently estimate that, if the software developer satisfactorily performs, a total of $4.1 million will become due in approximately equal amounts in 2009 through 2015.

16.	Concentrations of Credit Risk:

We maintain cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure exists at December 31, 2007.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balance as of December 31, 2007 are with reinsurers that have an A.M. Best rating of “A-“ or better.

Unaudited Selected Quarterly Information

	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$63,958	$68,736	$72,218	$69,586	$44,520	$47,187	$56,365	$54,669
Total expense	56,245	55,804	62,409	58,939	40,991	50,969	48,733	47,723
Income (loss) before tax	7,713	12,932	9,809	10,647	3,529	(3,782)	7,632	6,946
Income tax expense (benefit)	2,743	4,117	3,227	3,585	1,103	(940)	2,755	2,216
Net income (loss)	$4,970	$8,815	$6,582	$7,062	$2,426	($2,842)	$4,877	$4,730

Basic earnings per share:	$0.24	$0.42	$0.32	$0.34	$0.17	($0.18)	$0.27	$0.23
Diluted earnings per share:	$0.24	$0.42	$0.32	$0.34	$0.17	($0.18)	$0.27	$0.23

FINANCIAL STATEMENT SCHEDULES

Schedule II - Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
BALANCE SHEETS
December 31, 2007 and 2006
(In thousands)

	2007	2006
ASSETS
Debt securities, available-for-sale, at fair value	$-	$4,969
Equity securities, available-for-sale, at fair value	11,467	998
Cash and cash equivalents	14,226	2,910
Restricted cash	10,644	20,862
Investment in subsidiaries	214,335	184,792
Accounts receivable	-	184
Current federal income tax receivable	-	1,920
Deferred federal income taxes	289	-
Other assets	2,651	2,201

	$253,612	$218,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$59,503	$33,729
Structured settlements	10,000	24,587
Unpaid losses and loss adjustment expenses	1	16
Current federal income tax payable	724	-
Deferred federal income taxes	-	101
Accounts payable and other accrued expenses	4,197	9,672

	74,425	68,105

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares;
issued 20,776,080 shares in 2007 and 2006	3,740	3,740
Capital in excess of par value	118,459	117,932
Retained earnings	58,909	31,480
Accumulated other comprehensive income	(1,844)	(2,344)
Treasury stock, 7,828 shares in 2007 and 2006, at cost	(77)	(77)

Total stockholders’ equity	179,187	150,731
Total liabilities and stockholder’s equity	$253,612	$218,836

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) - Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF OPERATIONS
for the years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Investment income, net of expenses	$457	$1,195	$61
Realized gain (loss)	508	(3)	-
Management fee income	7,205	9,413	4,830

	8,170	10,605	4,891

Losses and loss adjustment expenses	(15)	(33)	(65)
Other operating costs and expenses	6,596	5,102	3,701
Interest expense	3,762	5,536	1,254
Interest expense from amortization of discount on
convertible notes	-	9,625	-

	10,343	20,230	4,890

Income (loss) before equity in undistributed earnings of subsidiaries and income tax expense	(2,173)	(9,625)	1

Income tax benefit	(653)	(3,464)	(137)

Income (loss) before equity in undistributed earnings of subsidiaries	(1,520)	(6,161)	138
Equity in undistributed share of net earnings in subsidiaries	28,949	15,352	9,048

Net income	$27,429	$9,191	$9,186

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) - Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOW
For the years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$27,429	$9,191	$9,186

Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	486	1,077	16
Amortization of discount on convertible notes	-	9,625	-
Deferred income tax expense (benefit)	170	(3,877)	14
Change in unpaid losses and loss adjustment expenses	(15)	(33)	(65)
Undistributed share of net earnings of subsidiaries	(28,949)	(15,352)	(9,048)
Recognized investment losses (gains)	(508)	3	-
Change in accounts receivable	184	(184)	-
Change in current federal income tax payable/recoverable	2,644	(2,413)	(566)
Excess tax benefits from share-based payments	-	(25)	-
Change in all other liabilities	(5,475)	2,930	2,928
Change in all other assets	209	699	(286)

Net cash provided by (used in) operating activities	(3,825)	1,641	2,179

Cash flows from investing activities:
Purchases of property and equipment	(50)	(206)	(30)
Acquisition of subsidiaries	-	(27,396)	-
Change in restricted cash	10,218	(20,862)	-
Purchase of fixed maturity and equity securities	(60,580)	(24,747)	(928)
Maturities and redemptions of investment securities	55,453	19,989	-
Capital contributed to insurance company subsidiaries	-	-	(75,000)

Net cash provided by (used in) investing activities	5,041	(53,222)	(75,958)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	36	230
Excess tax benefits from share-based payments	-	25	-
Proceeds from borrowings	25,774	52,500	30,928
Debt issuance costs	(674)	-	(907)
Proceeds from equity offerings	-	24,689	44,891
Repayment of borrowings	(15,000)	(24,700)	-
Net cash provided by financing activities	10,100	52,550	75,142

Increase in cash and cash equivalents	11,316	969	1,363
Cash and cash equivalents at beginning of year	2,910	1,941	578
Cash and cash equivalents at end of year	$14,226	$2,910	$1,941

Supplemental cash flow information:
Interest paid	$(3,250)	$(4,417)	$(1,157)

Income taxes recovered (paid)	$2,957	$(2,516)	$(415)

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule III - Supplementary Insurance Information
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2007
Personal Segment	$2,436	$19,939	$10,991	$-	$53,505	$1,717	$35,969	$11,459	$15,291	$55,916
Standard Commercial Segment	8,019	81,417	42,664	-	83,382	5,304	48,480	23,006	25,869	84,222
Specialty Commercial Segment	9,302	23,981	49,343	-	88,416	4,911	48,484	20,642	49,128	98,005
Corporate	-	1	-	-	-	1,248	(15)	-	6,596	-

Consolidated	$19,757	$125,338	$102,998	$-	$225,303	$13,180	$132,918	$55,107	$96,884	$238,143

2006
Personal Segment	$1,919	$17,597	$8,581	$-	$42,317	$2,301	$26,443	$9,382	$12,392	$45,135
Standard Commercial Segment	7,740	36,596	43,272	-	70,074	3,737	38,799	16,520	24,636	82,220
Specialty Commercial Segment	7,486	23,355	39,753	-	39,670	3,228	21,908	6,651	49,432	75,573
Corporate	-	16	-	-	-	1,195	(33)	-	5,102	-

Consolidated	$17,145	$77,564	$91,606	$-	$152,061	$10,461	$87,117	$32,553	$91,562	$202,928

2005
Personal Segment	$1,318	$16,457	$5,762	$-	$37,433	$2,283	$21,239	$11,626	$10,839	$37,003
Standard Commercial Segment	7,846	9,815	30,265	-	21,751	1,492	12,610	15,216	30,448	51,249
Corporate	-	49	-	-	-	61	(65)	-	3,701	-

Consolidated	$9,164	$26,321	$36,027	$-	$59,184	$3,836	$33,784	$26,842	$44,988	$88,252

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule IV - Reinsurance
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2007
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	-	-	-	-
Accident and health insurance	-	-	-	-
Property and liability insurance	151,276	12,777	86,804	225,303	38.5%
Title Insurance	-	-	-	-

Total premiums	$151,276	$12,777	$86,804	$225,303	38.5%

Year Ended December 31, 2006
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	-	-	-	-
Accident and health insurance	-	-	-	-
Property and liability insurance	97,082	10,155	65,134	152,061	42.8%
Title Insurance	-	-	-	-

Total premiums	$97,082	$10,155	$65,134	$152,061	42.8%

Year Ended December 31, 2005
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	-	-	-	-
Accident and health insurance	-	-	-	-
Property and liability insurance	23,747	448	35,885	59,184	60.6%
Title Insurance	-	-	-	-

Total premiums	$23,747	$448	$35,885	$59,184	60.6%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and Claim Adjustment
							Expenses Incurred Related to
Affiliation With Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if any, Deducted In Column C	Unearned Premiums	Earned Premiums	Net Investment Income	(1) Current Year	(2) Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claims Adjustment Expenses	Premiums Written
(a) Consolidated
property-casualty
Entities

2007	$19,757	$125,338	$-	$102,998	$225,303	$13,180	$139,332	$(6,414)	$55,107	$84,870	$238,143

2006	$17,145	$77,564	$-	$91,606	$152,061	$10,461	$88,294	$(1,177)	$32,553	$44,875	$202,928

2005	$9,164	$26,321	$-	$36,027	$59,184	$3,836	$36,184	$(2,400)	$26,842	$25,487	$88,252

See accompanying report of independent registered public accounting firm.