Form 10-Q
period 2008-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2008-05-15
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,808,954 shares outstanding as of May 14, 2008.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	March 31	December 31
	2008	2007
ASSETS	(unaudited )
Investments:
Debt securities, available-for-sale, at fair value	$167,108	$248,069
Equity securities, available-for-sale, at fair value	35,566	15,166
Short-term investments, available-for-sale, at fair value	95,060	2,625

Total investments	297,734	265,860

Cash and cash equivalents	61,303	145,884
Restricted cash and cash equivalents	4,682	16,043
Premiums receivable	47,740	46,026
Accounts receivable	5,344	5,219
Receivable for securities	-	27,395
Prepaid reinsurance premiums	2,197	274
Reinsurance recoverable	4,469	4,952
Deferred policy acquisition costs	20,416	19,757
Excess of cost over fair value of net assets acquired	30,025	30,025
Intangible assets	23,208	23,781
Deferred federal income taxes	1,075	275
Prepaid expenses	1,319	1,240
Other assets	19,541	19,583

Total assets	$519,053	$606,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$60,921	$60,814
Structured settlements	-	10,000
Reserves for unpaid losses and loss adjustment expenses	133,748	125,338
Unearned premiums	106,009	102,998
Unearned revenue	2,447	2,949
Accrued agent profit sharing	667	2,844
Accrued ceding commission payable	12,185	12,099
Pension liability	1,584	1,669
Current federal income tax payable	3,418	630
Payable for securities	-	91,401
Accounts payable and other accrued expenses	12,410	16,385

Total liabilities	333,389	427,127

Commitments and Contingencies (Note 15)

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2008 and 2007; issued 20,809,415 and 20,776,080 shares in 2008 and 2007)	3,746	3,740
Capital in excess of par value	119,120	118,459
Retained earnings	65,961	58,909
Accumulated other comprehensive loss	(3,086)	(1,844)
Treasury stock, at cost (7,828 shares in 2008 and 2007)	(77)	(77)

Total stockholders' equity	185,664	179,187

	$519,053	$606,314

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31

	2008	2007

Gross premiums written	$64,237	$64,658
Ceded premiums written	(2,332)	(3,887)
Net premiums written	61,905	60,771
Change in unearned premiums	(2,989)	(9,123)
Net premiums earned	58,916	51,648

Investment income, net of expenses	3,625	2,990
Gain on investments	859	53
Finance charges	1,264	1,086
Commission and fees	6,484	7,905
Processing and service fees	42	272
Other income	3	4

Total revenues	71,193	63,958

Losses and loss adjustment expenses	35,504	32,185
Other operating expenses	23,465	22,701
Interest expense	1,185	786
Amortization of intangible asset	573	573

Total expenses	60,727	56,245

Income before tax	10,466	7,713
Income tax expense	3,414	2,743

Net income	$7,052	$4,970

Net income per share:
Basic	$0.34	$0.24
Diluted	$0.34	$0.24

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2008	2007

Common Stock
Balance, beginning of period	$3,740	$3,740
Issuance of common stock upon option exercises	6	-
Balance, end of period	3,746	3,740

Additional Paid-In Capital
Balance, beginning of period	118,459	117,932
Equity based compensation	547	51
Exercise of stock options	114	-
Balance, end of period	119,120	117,983

Retained Earnings
Balance, beginning of period	58,909	31,480
Net income	7,052	4,970
Balance, end of period	65,961	36,450

Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,844)	(2,344)
Amortization of net actuarial loss, net of tax	10	-
Unrealized (losses) gains on securities, net of tax	(1,252)	362
Balance, end of period	(3,086)	(1,982)

Treasury Stock
Balance, beginning and end of period	(77)	(77)

Stockholders' Equity	$185,664	$156,114

Net income	$7,052	$4,970
Amortization of net actuarial loss, net of tax	10	-
Unrealized (losses) gains on securities, net of tax	(1,252)	362
Comprehensive Income	$5,810	$5,332

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities:
Net income	$7,052	$4,970

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	767	781
Amortization of discount on structured settlement	-	104
Deferred federal income tax expense (benefit)	(156)	1,200
Gain on investments	(859)	(53)
Change in prepaid reinsurance premiums	(1,923)	(8)
Change in premiums receivable	(1,714)	(4,853)
Change in accounts receivable	(125)	1,798
Change in deferred policy acquisition costs	(659)	(1,784)
Change in unpaid losses and loss adjustment expenses	8,410	13,276
Change in unearned premiums	3,011	8,975
Change in unearned revenue	(502)	(1,226)
Change in accrued agent profit sharing	(2,177)	(1,190)
Change in reinsurance recoverable	483	647
Change in reinsurance balances payable	-	(6,143)
Change in current federal income tax payable	2,788	(449)
Change in accrued ceding commission payable	86	3,250
Change in all other liabilities	(4,059)	2,503
Change in all other assets	1,965	(2,836)

Net cash provided by operating activities	12,388	18,962

Cash flows from investing activities:
Purchases of property and equipment	(174)	(72)
Change in restricted cash	11,361	14,815
Purchases of debt and equity securities	(135,411)	(48,251)
Maturities and redemptions of investment securities	129,463	8,643
Net purchases of short-term investments	(92,435)	15,000

Net cash used in investing activities	(87,196)	(9,865)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	120	-
Premium finance notes originated, net of finance notes repaid	107	252
Payment of structured settlement	(10,000)	(15,000)

Net cash used by financing activities	(9,773)	(14,748)

Decrease in cash and cash equivalents	(84,581)	(5,651)
Cash and cash equivalents at beginning of period	145,884	81,474

Cash and cash equivalents at end of period	$61,303	$75,823

Supplemental Cash Flow Information:
Interest paid	$1,190	$687
Taxes paid	$781	$1,992

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

We pursue our business activities through subsidiaries whose operations are organized into four operating units which are supported by our three insurance company subsidiaries. Our HGA Operating Unit handles standard lines commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc. Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. Our Phoenix Operating Unit handles non-standard personal automobile insurance products and services and is comprised solely of American Hallmark General Agency, Inc. (which does business as Phoenix Indemnity Insurance Company).

These four operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes both our TGA Operating Unit and our Aerospace Operating Unit.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to our current year presentation. Such reclassification had no effect on net income or stockholders’ equity.

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 had no impact on our financial statements or results of operations but did require additional disclosures. (See Note 3, “Fair Value”).

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument-by- instrument basis, and is irrevocable. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no impact on our financial statements or results of operations as the Company did not elect to apply SFAS 159 to any eligible items.

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of Statement of Financial Accounting Standards No. 141, “Business Combinations”. SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. We do not expect the provisions of SFAS 141R to have a material effect on its results of operations, financial position or liquidity. However, SFAS 141R will impact the accounting for any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. We do not expect the provisions of SFAS 160 to have a material effect on its results of operations, financial position or liquidity.

3. Fair Value

         SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, ”Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”, which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Effective January 1, 2008, the Company determines the fair value of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1: quoted prices in active markets for identical assets

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, inputs of identical assets for less active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument

•	Level 3: inputs to the valuation methodology are unobservable for the asset or liability

This hierarchy requires the use of observable market data when available.

Under SFAS 157, we determine fair value based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors as appropriate. These estimated fair values may not be realized upon actual sale or immediate settlement of the asset or liability.

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common and preferred stock. If quoted prices are not available from active exchanges for identical instruments, then fair values are estimated using quoted prices from less active markets, quoted prices of securities with similar characteristics or by pricing models utilizing other significant observable inputs. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate bonds, municipal bonds and U.S. Treasury securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Level 3 investments are valued based on the best available data in order to approximate fair value. This data may be internally developed and considers risk premiums that a market participant would require. Investment securities classified within Level 3 include other less liquid investment securities.

        The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2008. (in thousands)

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$163,108	$4,000	$167,108
Equity securities	35,566	-	-	35,566
Short-term investments	-	95,060	-	95,060
Total Assets	$35,566	$258,168	$4,000	$297,734

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008.

Beginning balance as of January 1, 2008	$4,000

Purchases, issuances, sales and settlements	-
Total realized/unrealized gains/(losses) included in net income	-
Net gains/(losses) included on other comprehensive income	-
Transfers in and/or out of Level 3	-

Ending balance as of March 31, 2008	$4,000

4. Business Combinations

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

5. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $15.4 million at March 31, 2008.

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

As of March 31, 2008, there were incentive stock options to purchase 677,499 shares of our common stock outstanding and non-qualified stock options to purchase 40,000 shares of our common stock outstanding under the 2005 LTIP, leaving 115,834 shares reserved for future issuance. As of March 31, 2008, there were incentive stock options to purchase 59,666 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan. In addition, as of March 31, 2008, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant. Incentive stock options granted under the 2005 LTIP and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP vested 100% six months after the date of grant and terminate ten years from the date of grant. All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant. The options granted to non-employee directors outside the 1994 Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

During the first quarter of 2008, we determined our previous recognition of compensation expense on share based arrangements did not conform to GAAP. As a result, we corrected our calculation to properly record compensation expense on a straight line basis over the requisite service period for the entire award in accordance with SFAS No. 123R “Share-Based Payment”. The cumulative impact of this correction was recorded during the first quarter of 2008 resulting in additional compensation expense of approximately $354 thousand which is not considered to have a material impact on our financial position or results of operations.

A summary of the status of our stock options as of and changes during the year-to-date ended March 31, 2008 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2008	848,000	$10.41
Granted	-	$-
Exercised	(33,335)	$3.61
Forfeited or expired	-	$-
Outstanding at March 31, 2008	814,665	$10.69	7.9	$1,110
Exercisable at March 31, 2008	174,582	$6.56	4.6	$861

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Intrinsic value of options exercised	$278	$-

Cost of share-based payments (non-cash)	$547	$51

Income tax benefit of share-based
payments recognized in income	$191	$18

As of March 31, 2008 there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.6 million is expected to be recognized in the remainder of 2008, $0.7 million is expected to be recognized in 2009, $0.6 million is expected to be recognized in 2010 and $0.2 million is expected to be recognized in 2011.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our common stock. The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. There were no options granted in either the first quarter of 2008 or 2007.

7. Segment Information

The following is business segment information for the three months ended March 31, 2008 and  2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Standard Commercial Segment	$21,829	$21,767
Specialty Commercial Segment	32,087	28,098
Personal Segment	15,726	13,773
Corporate	1,551	320
Consolidated	$71,193	$63,958

Pre-tax income (loss):
Standard Commercial Segment	$3,881	$2,759
Specialty Commercial Segment	5,293	4,686
Personal Segment	2,590	2,118
Corporate	(1,298)	(1,850)
Consolidated	$10,466	$7,713

The following is additional business segment information as of the dates indicated (in thousands):

	March 31, 2008	December 31, 2007
Assets
Standard Commercial Segment	$163,569	$211,428
Specialty Commercial Segment	192,764	229,138
Personal Segment	87,995	100,986
Corporate	74,725	64,762
	$519,053	$606,314

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Ceded earned premiums	$2,310	$3,879
Reinsurance recoveries	$107	$1,084

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

9. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of March 31, 2008, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of March 31, 2008, the balance on the revolving note was $2.8 million, which currently bears interest at 6.50% per annum. Also included in notes payable is $1.4 million outstanding as of March 31, 2008 under PAAC’s revolving credit sub-facility, which also currently bears interest at 6.50% per annum. (See Note 11, “Credit Facilities”).

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of March 31, 2008 the note balance was $25.8 million.

10. Structured Settlements

In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments). As of March 31, 2008 we had fully repaid our obligation to the sellers.

11. Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2008, we were in compliance with all of our covenants. (See Note 9, “Notes Payable”).

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Deferred	$(14,405)	$(12,360)
Amortized	13,746	10,576

Net	$(659)	$(1,784)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average shares - basic	20,781	20,768
Effect of dilutive securities	106	23
Weighted average shares - assuming dilution	20,887	20,791

For the three months ended March 31, 2008 and 2007, 140,494 shares and 109,166 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Interest cost	$167	$180
Amortization of net (gain) loss	(168)	50
Expected return on plan assets	16	(161)
Net periodic pension cost	$15	$69

We contributed $84 thousand and $74 thousand to our frozen defined benefit cash balance plan during each of the three months ended March 31, 2008 and 2007, respectively. Refer to Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for more discussion of our retirement plans.

15. Contingencies

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

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•
Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our HGA Operating Unit which is comprised of our American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc. subsidiaries.

•
Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit and the general aviation insurance products and services handled by our Aerospace Operating Unit. Our TGA Operating Unit is comprised of our TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. subsidiaries.

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

•	Hallmark Specialty Insurance Company (“HSIC”) presently assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit.

•
Hallmark Insurance Company (“HIC”) (formerly known as Phoenix Indemnity Insurance Company) presently assumes all of the risks on the non-standard personal automobile policies marketed by our Phoenix Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed by our Aerospace Operating Unit.

Effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended on December 15, 2006, pursuant to which AHIC retains 46% of the total net premiums written by all of our operating units, HIC retains 34% of our total net premiums written and HSIC retains 20% of our total net premiums written.  The impact of this pooling arrangement had no impact on our consolidated financial statements under GAAP.

Results of Operations

Management Overview. During the three months ended March 31, 2008, our total revenues were $71.2 million, representing an 11% increase over the $64.0 million in total revenues for the same period of 2007. Increased retention of business produced by our Specialty Commercial Segment, increased production by our Personal Segment and increased Corporate revenue were the primary causes of the increase in revenue. Specialty Commercial Segment revenues increased $4.0 million, or 14%, during the three months ended March 31, 2008 as compared to the same period of 2007. Revenues from our Personal Segment increased $2.0 million, or 14%, during the three months ended March 31, 2008 as compared to the same period during 2007, due largely to geographic expansion into new states. Net gains on investments of $0.9 million for the three months ended March 31, 2008, as compared to net gains on investments of $0.1 million for the same period the prior year, were the primary reason for the $1.2 million increase in revenue for Corporate.

We reported net income of $7.1 million for the three months ended March 31, 2008, which was $2.1 million higher than the $5.0 million reported for the same period in 2007. On a basic and diluted basis, net income was $0.34 per share for the three months ended March 31, 2008 as compared to $0.24 per share for the same period in 2007. The increase in net income was primarily attributable to the increased revenue discussed above as well as favorable prior year loss reserve development of $1.6 million during the first quarter of 2008. We did not record any prior year loss development during the first quarter of 2007.

First Quarter 2008 as Compared to First Quarter 2007

The following is additional business segment information for the three months ended March 31, 2008 and 2007 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended March 31, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	$21,749	$32,020	$17,727	$-	$71,496

Gross premiums written	21,749	24,761	17,727	-	64,237
Ceded premiums written	(1,364)	(968)	-	-	(2,332)
Net premiums written	20,385	23,793	17,727	-	61,905
Change in unearned premiums	404	(155)	(3,238)	-	(2,989)
Net premiums earned	20,789	23,638	14,489	-	58,916

Total revenues	21,829	32,087	15,726	1,551	71,193

Losses and loss adjustment expenses	11,310	15,003	9,191	-	35,504

Pre-tax income (loss)	3,881	5,293	2,590	(1,298)	10,466

Net loss ratio (1)	54.4%	63.5%	63.4%		60.3%
Net expense ratio (1)	27.4%	30.7%	22.5%		29.0%
Net combined ratio (1)	81.8%	94.2%	85.9%		89.3%

	Three Months Ended March 31, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium	$23,550	$39,357	$15,076	$-	$77,983

Gross premiums written	23,481	26,101	15,076	-	64,658
Ceded premiums written	(2,635)	(1,252)	-	-	(3,887)
Net premiums written	20,846	24,849	15,076	-	60,771
Change in unearned premiums	(924)	(5,756)	(2,443)	-	(9,123)
Net premiums earned	19,922	19,093	12,633	-	51,648

Total revenues	21,767	28,098	13,773	320	63,958

Losses and loss adjustment expenses	12,841	11,081	8,267	(4)	32,185

Pre-tax income (loss)	2,759	4,686	2,118	(1,850)	7,713

Net loss ratio (1)	64.5%	58.0%	65.4%		62.3%
Net expense ratio (1)	28.0%	31.5%	23.6%		28.2%
Net combined ratio (1)	92.5%	89.5%	89.0%		90.5%
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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.7 million for the three months ended March 31, 2008, which was $1.8 million less than the $23.5 million for the three months ended March 31, 2007. Net premiums written were $20.4 million for the three months ended March 31, 2008 as compared to the $20.8 million reported for the same period in 2007. The primary reasons for the decline in premiums were increased competition and rate pressure in the standard commercial markets.

Total revenue for the Standard Commercial Segment was $21.8 million for the first quarter of 2008 and 2007. Net premiums earned increased $0.9 million for the quarter due to increased retention of business and net investment income increased $0.1 million. These increases in revenue were offset by lower ceding commission revenue and processing fees of $0.9 million due primarily to profit sharing commission adjustments for historical premiums produced for third parties.

Pre-tax income for our Standard Commercial Segment of $3.9 million for the first quarter of 2008 increased $1.1 million from the $2.8 million reported for the first quarter of 2007. Lower losses and loss adjustment expense of $1.5 million contributed to the increase in pre-tax income for the quarter, partially offset by increased operating expenses of $0.5 million due to production related costs attributable to increased earned premium as well as new hires. The lower loss and loss adjustment expense is evidenced by a net loss ratio of 54.4% for the three months ended March 31, 2008 as compared to 64.5% for the same period of 2007.

  The gross loss ratio before reinsurance was 50.4% for the three months ended March 31, 2008 as compared to 57.8% for the same period the prior year. The gross loss results for the three months ended March 31, 2008 included $1.8 million of favorable prior year development. We did not recognize any prior accident year development during the first quarter of 2007. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were lower by $0.1 million. The Standard Commercial Segment reported net expense ratios of 27.4% and 28.0% for the first quarters of 2008 and 2007, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first quarter of 2008 were $24.8 million, which was $1.3 million less than the $26.1 million reported for the same period in 2007. Net premiums written for the first quarter of 2008 were $23.8 million, which was $1.0 million less than the $24.8 million reported for the same period in 2007. The decrease in premium volume was due to increased competition and rate pressure in both the excess and surplus and general aviation markets.

Total revenue for the Specialty Commercial Segment of $32.1 million for the first quarter of 2008 was $4.0 million more than the $28.1 million reported in the first quarter of 2007. This 14% increase in revenue was largely due to increased net premiums earned of $4.5 million for the quarter as a result of the increased retention of business. The Specialty Commercial Segment also recognized $2.0 million of profit sharing commission during the first quarter of 2008 as compared to $0.4 million during the first quarter of 2007. Increased net investment income contributed an additional $0.1 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower provisional ceding commission revenue of $2.2 million due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $5.3 million for the first quarter of 2008 increased $0.6 million from the $4.7 million reported for the same period in 2007. Increased revenue, discussed above, as well as lower other operating expenses of $0.5 million were the primary reasons for the increase in pre-tax income, partially offset by increased losses and loss adjustment expenses of $3.9 million.

The Specialty Commercial Segment reported a net loss ratio of 63.5% for the first quarter of 2008 as compared to 58.0% for the first quarter of 2007. The gross loss results for the three months ended March 31, 2008 included $0.5 million of unfavorable prior year development. We did not recognize any prior accident year development during the first quarter of 2007. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance were higher by $2.8 million primarily due to increased pricing pressure reflected in our current accident year loss estimates. The Specialty Commercial Segment reported a net expense ratio of 30.7% for the first quarter of 2008, as compared to 31.5% for the first quarter of 2007.

Personal Segment

Net premium written for our Personal Segment increased $2.6 million during the first quarter of 2008 to $17.7 million compared to $15.1 million in the first quarter of 2007. The increase in net premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 14% to $15.7 million for the first quarter of 2008 from $13.8 million for the same period in 2007. The primary reason for the increase was higher earned premium of $1.9 million.

Pre-tax income for the Personal Segment was $2.6 million for the three months ended March 31, 2008 as compared to $2.1 million for the same period in 2007. The increased revenue, as discussed above, was partially offset by increased losses and loss adjustment expenses of $0.9 million and increased operating expenses of $0.5 million due mostly to production related expenses attributable to the increased earned premium.

The Personal Segment reported a net loss ratio of 63.4% for the first quarter of 2008 as compared to 65.4% for the same period in 2007. The maturing of our business in states into which we expanded beginning in 2006 was the primary reason for the decline in our net loss ratio during the quarter. We recognized $0.3 million of favorable prior accident year development in the first quarter 2008 as compared to $0.2 million of favorable prior year development in the first quarter of 2007. The Personal Segment reported a net expense ratio of 22.5% for the first quarter of 2008 as compared to 23.6% for the first quarter of 2007. The decrease in the net expense ratio was mainly due to increased finance charges and fixed overhead allocations in relation to earned premium.

Corporate

Corporate revenue increased $1.2 million for the first quarter of 2008 as compared to the same period in 2007. The increase was primarily due to increased recognized gains on our investment portfolio of $0.8 million and increased investment income of $0.4 million due to changes in capital allocation.

Corporate pre-tax loss was $1.3 million for the first quarter of 2008 as compared to $1.9 million for the same period in 2007. Contributing to the decreased loss was increased revenue discussed above partially offset by increased interest expense of $0.4 million due primarily to the issuance of trust preferred securities in August 2007 and increased operating expense of $0.2 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2008, Hallmark had $24.0 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.6 million as of March 31, 2008.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2008, our insurance company subsidiaries’ ordinary dividend capacity is $16.3 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2008 or the 2007 fiscal year.

Comparison of March 31, 2008 to December 31, 2007

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2008 were $359.0 million compared to $411.7 million at December 31, 2007. Settlement of receivables and payables for securities during the first quarter of 2008 contributed to this decrease in our cash and investments.

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Net cash provided by our consolidated operating activities was $12.4 million for the first three months of 2008 compared to $19.0 million for the first three months of 2007. The decrease in operating cash flow was primarily due to increased paid loss and loss adjustment expense development on retained business.

Net cash used in investing activities during the first three months of 2008 was $87.2 million as compared to $9.9 million for the same period in 2007. Contributing to the increase in cash used by investing activities was an increase of $87.2 million in purchases of debt and equity securities and a $107.4 million increase in net purchases of short-term securities, partially offset by a $120.8 million increase in maturities and redemptions of investment securities.

Cash used in financing activities during the first three months of 2008 was $9.8 million as compared to $14.7 million used by financing activities for the same period of 2007. The cash used in both periods was primarily for the payment of deferred guaranteed consideration to the sellers of the subsidiaries comprising our TGA Operating Unit. As of March 31, 2008 we had fully repaid our obligation to the sellers.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2008, we were in compliance with all of our covenants. As of March 31, 2008, we had $4.2 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of March 31, 2008, the note balance was $30.9 million. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. As of March 31, 2008, the note balance was $25.8 million. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008. We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million was paid on January 2, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account). As of March 31, 2008 we had fully repaid our obligation to the sellers.

Conclusion

Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2008, there had been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures.

The principal executive officer and principal financial officer of Hallmark have evaluated our disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The principal executive officer and principal financial officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under such Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in March 31, 2008 unpaid losses and loss adjustment expenses would have produced a $1.3 million change to pretax earnings. Our gross loss and loss adjustment expense reserves totaled $133.7 million at March 31, 2008. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $129.3 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. During 2005, A.M. Best, a nationally recognized insurance industry rating service and publisher, upgraded the financial strength rating of HIC, from “B” (Fair) to “B+” (Very Good), and upgraded the financial strength rating of AHIC, from “B” (Fair) to “A-” (Excellent). Our insurance company subsidiaries have historically been rated on an individual basis. However, effective January 1, 2006, our insurance company subsidiaries entered into a pooling arrangement, which was subsequently amended December 15, 2006, whereby AHIC would retain 46% of the net premiums written, HIC would retain 34% of the net premiums written and HSIC would retain 20% of the net premiums written. As a result, in June 2006, A.M. Best notified us that our insurance company subsidiaries would be rated on a pooled basis and assigned a rating of “A-” (Excellent) to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At March 31, 2008, we had a total of $4.5 million due us from reinsurers for recovery of losses. The largest amount due us from a single reinsurer as of March 31, 2008 was $1.6 million from QBE Reinsurance Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Our results of operations depend in part on the performance of our invested assets. As of March 31, 2008, 88% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 74% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of March 31, 2008 was $262.2 million. If market rates were to change 1%, for example, from 5% to 6%, the fair value of our fixed-income securities would change approximately $13.0 million as of March 31, 2008. The calculated change in fair value was determined using duration modeling assuming no prepayments.

As of March 31, 2008, our fixed-income portfolio included approximately 36% of municipal auction rate securities (“ARS”) that were all acquired in March 2008. These ARS have long-term stated maturities, with the interest rate reset based on auctions every 7 to 35 days depending on the specific security. At the auction date, if the quantity of sell orders exceeds the quantity of purchase orders, the auction “fails” and the issuers are forced to pay a “maximum rate” as defined for each issue. The maximum rate is designed so that its prolonged use is an incentive to the issuer to call and refinance the long-term bonds. The effect of this incentive may be lessened to the extent that the maximum rate is closer to current market rates. When auctions are successfully completed, the interest rate reset normally corresponds with the short-term rate associated with the reset period. Our ARS holdings have an average credit rating of AA and fair value was estimated at the corresponding par value at March 31, 2008. None of the auctions for the ARS held at March 31, 2008 have failed. However, the current trend is for ARS issuers to either call or refinance these securities.

In addition to the general risks described above, although 92% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Hallmark has no exposure in its investment portfolio to sub-prime mortgages and $1 thousand total exposure in mortgage backed securities. Future changes in the fair market value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or our cash flows.

As of March 31, 2008, 12% of our investment portfolio was invested in equity securities. The equity securities that we hold are subject to economic loss from a decline in share price. As a result, the values of these equity securities are heavily influenced by the specific financial prospects of each issuer. In addition, general economic conditions, stock market conditions and other factors may adversely affect the value of our equity investments. As a result, we may not realize the desired returns on our equity investments may incur losses on sales of our equity securities or may be required to write down the value of our equity securities.

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

The following five states accounted for 74% of our gross written premiums for the three months ended March 31, 2008: Texas (41%), Oregon (11%), New Mexico (10%), Idaho (6%) and Arizona (6%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

3(a)
Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006.

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

4(a)
Specimen certificate for Common Stock, $0.18 par value per share, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

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

4(h)
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

Exhibit Number	Description

4(j)	Form of Junior Subordinated Debt Security Due 2037 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4(k)	Form of Capital Security Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC. (Registrant)

Date: May 15, 2008	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2008	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)