Form 10-Q
period 2008-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2008-08-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,808,954 shares outstanding as of August 11, 2008.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2008 and June 30, 2007	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2008 and June 30, 2007	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and June 30, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	June 30	December 31
	2008	2007
	(unaudited)
ASSETS
Investments:
Debt securites, available-for-sale, at fair value	$164,137	$248,069
Equity securites, available-for-sale, at fair value	51,694	15,166
Short-Term investments, available-for-sale, at fair value	121,440	2,625

Total investments	337,271	265,860

Cash and cash equivalents	33,599	145,884
Restricted cash and cash equivalents	11,588	16,043
Premiums receivable	47,090	46,026
Accounts receivable	5,257	5,219
Receivable for securities	200	27,395
Prepaid reinsurance premiums	682	274
Reinsurance recoverable	3,791	4,952
Deferred policy acquisition costs	20,652	19,757
Excess of cost over fair value of net assets acquired	30,025	30,025
Intangible assets	22,634	23,781
Current federal income tax recoverable	724	-
Deferred federal income taxes	2,413	275
Prepaid expenses	1,212	1,240
Other assets	21,402	19,583

Total assets	$538,540	$606,314

LIABILITES AND STOCKHOLDERS' EQUITY
Liabilites:
Notes payable	$60,592	60,814
Structured settlements	-	10,000
Reserves for unpaid losses and loss adjustment expenses	144,374	125,338
Unearned premiums	107,369	102,998
Unearned revenue	2,253	2,949
Accrued agent profit sharing	1,335	2,844
Accrued ceding commission payable	12,189	12,099
Pension liability	1,432	1,669
Current federal income tax	-	630
Payable for securities	3,401	91,401
Accounts payable and other accrued expenses	14,150	16,385

Total liabilities	347,095	427,127

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2008 and 2007; issued 20,816,782 in 2008 and 20,776,080 shares in 2007)	3,747	3,740
Capital in excess of par value	119,369	118,459
Retained earnings	73,162	58,909
Accumulated other comprehensive loss	(4,756)	(1,844)
Treasury stock, at cost (7,828 shares in 2008 and 2007)	(77)	(77)

Total stockholders' equity	191,445	179,187

	$538,540	$606,314

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Gross premiums written	$63,115	$66,577	$127,352	$131,235
Ceded premiums written	(2,327)	(4,281)	(4,659)	(8,168)
Net premiums written	60,788	62,296	122,693	123,067
Change in unearned premiums	(1,345)	(6,986)	(4,334)	(16,109)
Net premiums earned	59,443	55,310	118,359	106,958

Investment income, net of expenses	3,957	3,047	7,582	6,037
Realized gain	232	828	1,091	881
Finance charges	1,323	1,185	2,587	2,271
Commission and fees	6,669	8,159	13,153	16,064
Processing and service fees	36	203	78	475
Other income	3	4	6	8

Total revenues	71,663	68,736	142,856	132,694

Losses and loss adjustment expenses	36,029	30,712	71,533	62,897
Other operating expenses	23,608	23,723	47,073	46,424
Interest expense	1,186	796	2,371	1,582
Amortization of intangible assets	573	573	1,146	1,146

Total expenses	61,396	55,804	122,123	112,049

Income before tax	10,267	12,932	20,733	20,645

Income tax expense	3,066	4,117	6,480	6,860

Net income	$7,201	$8,815	$14,253	$13,785

Common stockholders net income per share:
Basic	$0.35	$0.42	$0.69	$0.66
Diluted	$0.34	$0.42	$0.68	$0.66

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Common Stock
Balance, beginning of period	$3,746	$3,740	$3,740	$3,740
Issuance of common stock upon option exercises	1	-	7	-
Balance, end of period	3,747	3,740	3,747	3,740

Additional Paid-In Capital
Balance, beginning of period	119,120	117,983	118,459	117,932
Equity based compensation	226	102	773	153
Exercise of stock options	23	-	137	-
Balance, end of period	119,369	118,085	119,369	118,085

Retained Earnings
Balance, beginning of period	65,961	36,450	58,909	31,480
Net income	7,201	8,815	14,253	13,785
Balance, end of period	73,162	45,265	73,162	45,265

Accumulated Other Comprehensive Loss
Balance, beginning of period	(3,086)	(1,982)	(1,844)	(2,344)
Additional minimum pension liability, net of tax	11	64	21	64
Unrealized losses on securities, net of tax	(1,681)	(828)	(2,933)	(466)
Balance, end of period	(4,756)	(2,746)	(4,756)	(2,746)

Treasury Stock
Balance, beginning of period	(77)	(77)	(77)	(77)
Acquisition of treasury shares	-	-	-	-
Exercise of stock options	-	-	-	-
Balance, end of period	(77)	(77)	(77)	(77)

Stockholders' Equity	$191,445	$164,267	$191,445	$164,267

Net income	$7,201	$8,815	$14,253	$13,785
Additional minimum pension liability, net of tax	11	64	21	64
Unrealized losses on securities, net of tax	(1,681)	(828)	(2,933)	(466)
Comprehensive Income	$5,531	$8,051	$11,341	$13,383

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30
	2008	2007
Cash flows from operating activities:
Net income	$14,253	$13,785

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,517	1,564
Amortization of discount on structured settlement	-	207
Deferred federal income tax benefit	(641)	(916)
Realized gain on investments	(1,091)	(881)
Change in prepaid reinsurance premiums	(408)	(144)
Change in premiums receivable	(1,064)	(9,925)
Change in accounts receivable	(38)	796
Change in deferred policy acquisition costs	(895)	(3,069)
Change in unpaid losses and loss adjustment expenses	19,036	26,824
Change in unearned premiums	4,371	16,253
Change in unearned revenue	(696)	(1,957)
Change in accrued agent profit sharing	(1,509)	(528)
Change in reinsurance recoverable	1,161	(575)
Change in current federal income tax payable	(1,354)	2,520
Change in accrued ceding commission payable	90	3,103
Change in all other liabilities	(4,258)	2,059
Change in all other assets	1,275	(4,522)

Net cash provided by operating activities	29,749	44,594

Cash flows from investing activities:
Purchases of property and equipment	(273)	(269)
Change in restricted cash	6,241	14,527
Purchases of debt and equity securities	(218,022)	(106,636)
Maturities and redemptions of investment securities	198,914	62,506
Net purchases of short-term investments	(118,815)	(38,771)

Net cash used in investing activities	(131,955)	(68,643)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	143	-
Note payable	(222)	(633)
Payment of structured settlement	(10,000)	(15,000)

Net cash used by financing activities	(10,079)	(15,633)

Decrease in cash and cash equivalents	(112,285)	(39,682)
Cash and cash equivalents at beginning of period	145,884	81,474

Cash and cash equivalents at end of period	$33,599	$41,792

Supplemental cash flow information:
Interest paid	$2,387	$1,372
Taxes paid	$8,402	$5,256

Supplemental schedule of non cash investing activities:
Change in receivable for securities for investment disposals that settled after the balance sheet date	$27,195	$(14)
Change in payable for securities for investment purchases that settled after the balance sheet date	$(88,000)	$8,878

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

The interim financial data as of June 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument-by- instrument basis, and is irrevocable. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no impact on our financial statements or results of operations as we did not elect to apply SFAS 159 to any eligible items.

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of Statement of Financial Accounting Standards No. 141, “Business Combinations”. SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. We do not expect the provisions of SFAS 141R to have a material effect on our results of operations, financial position or liquidity. However, SFAS 141R will impact the accounting for any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. We do not expect the provisions of SFAS 160 to have a material effect on our results of operations, financial position or liquidity.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1: quoted prices in active markets for identical assets;

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, inputs of identical assets for less active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and

•	Level 3: inputs to the valuation methodology are unobservable for the asset or liability.

This hierarchy requires the use of observable market data when available.

Under SFAS 157, we determine fair value based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy described above. Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors as appropriate. These estimated fair values may not be realized upon actual sale or immediate settlement of the asset or liability.

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common and preferred stock. If quoted prices are not available from active exchanges for identical instruments, then fair values are estimated using quoted prices from less active markets, quoted prices of securities with similar characteristics or by pricing models utilizing other significant observable inputs. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate bonds, municipal bonds and U.S. Treasury securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Level 3 investments are valued based on the best available data in order to approximate fair value. This data may be internally developed and consider risk premiums that a market participant would require. Investment securities classified within Level 3 include other less liquid investment securities.

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2008 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$164,137	$-	$164,137
Equity securities	51,694	-	-	51,694
Short-term investments	-	121,440	-	121,440
Total	$51,694	$285,577	$-	$337,271

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (in thousands).

Beginning balance as of January 1, 2008	$4,000

Purchases, issuances, sales and settlements	(4,000)
Total realized/unrealized gains/(losses) included in net income	-
Net gains/(losses) included on other comprehensive income	-
Transfers in and/or out of Level 3	-

Ending balance as of June 30, 2008	$-

4. Investments

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

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$18,036	$708	$21,958	$1,775	$39,994	$2,483
Municipal bonds	74,537	1,589	4,508	89	79,045	1,678
Equity securities	29,569	3,044	-	-	29,569	3,044
Short term securities	-	-	-	-	-	-
Total	$122,142	$5,341	$26,466	$1,864	$148,608	$7,205

	As of December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$19,021	$840	$18,329	$896	$37,350	$1,736
Municipal bonds	24,392	122	7,780	130	32,172	252
Equity securities	6,954	318	-	-	6,954	318
Short term securities	352	1	-	-	352	1
Total	$50,719	$1,281	$26,109	$1,026	$76,828	$2,307

Of the gross unrealized loss at June 30, 2008, $1.9 million is more than twelve months old, consisting of 16 bond positions. Of the gross unrealized loss at December 31, 2007, $1.0 million is more than twelve months old, consisting of 22 bond positions. We consider these losses as a temporary decline in value as they are predominately on bonds where we believe we have the ability to hold our positions until maturity and whose decline in fair value is driven by interest rate increases. We see no other indications that the decline in values of these securities is other than temporary.

5. Business Combinations

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

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $17.5 million at June 30, 2008 and a carrying value of $18.5 million at December 31, 2007.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 1,500,000 shares authorized for issuance under the 2005 LTIP. Our 1994 Key Employee Long Term Incentive Plan (the “1994 Employee Plan”) and 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) both expired in 2004 but have unexercised options outstanding.

As of June 30, 2008, there were incentive stock options to purchase 927,499 shares of our common stock outstanding and non-qualified stock options to purchase 60,000 shares of our common stock outstanding under the 2005 LTIP, leaving 512,501 shares reserved for future issuance. As of June 30, 2008, there were incentive stock options to purchase 52,299 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan. In addition, as of June 30, 2008, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the year-to-date ended June 30, 2008 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2008	848,000	$10.41
Granted	270,000	$11.46
Exercised	(40,702)	$3.54
Forfeited or expired	-	$-
Outstanding at June 30, 2008	1,077,298	$11.20	8.3	$786
Exercisable at June 30, 2008	261,549	$8.15	5.8	$696

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Intrinsic value of options exercised	$59	$-	$337	$-

Cost of share-based payments (non-cash)	$226	$102	$773	$153

Income tax benefit of share-based
payments recognized in income	$79	$36	$270	$54

As of June 30, 2008 there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.6 million is expected to be recognized in the remainder of 2008, $1.0 million is expected to be recognized in 2009, $0.9 million is expected to be recognized in 2010, $0.5 million is expected to be recognized in 2011 and $0.1 million is expected to be recognized in 2012.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of similar companies' common stock for a period equal to the expected term. The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined base on the simplified method as the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Grant date fair value per share	$4.74	$4.04	$4.74	$4.04

Expected term (in years)	6.4	6.4	6.4	6.4
Expected volatility	35.0%	19.4%	35.0%	19.4%
Risk free interest rate	3.4%	4.5%	3.4%	4.5%

8. Segment Information

The following is business segment information for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Standard Commercial Segment	$22,157	$20,003	$43,986	$41,770
Specialty Commercial Segment	31,988	32,978	64,075	61,076
Personal Segment	16,498	14,696	32,224	28,469
Corporate	1,020	1,059	2,571	1,379
Consolidated	$71,663	$68,736	$142,856	$132,694

Pre-tax income (loss):
Standard Commercial Segment	$3,984	$2,664	$7,865	$5,423
Specialty Commercial Segment	6,265	9,441	11,558	14,127
Personal Segment	1,913	2,176	4,503	4,294
Corporate	(1,895)	(1,349)	(3,193)	(3,199)
Consolidated	$10,267	$12,932	$20,733	$20,645

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2008	2007
Assets

Standard Commercial Segment	$163,521	$211,428
Specialty Commercial Segment	202,692	229,138
Personal Segment	75,710	100,986
Corporate	96,617	64,762
	$538,540	$606,314

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Refer to Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2007 for more discussion of our reinsurance.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ceded earned premiums	$2,312	$4,144	$4,622	$8,024
Reinsurance recoveries	$1,156	$2,349	$1,263	$3,433

10. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of June 30, 2008, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of June 30, 2008, the balance on the revolving note was $2.8 million, which currently bears interest at 4.69% per annum. Also included in notes payable is $1.1 million outstanding as of June 30, 2008 under PAAC’s revolving credit sub-facility, which also currently bears interest at 4.69% per annum. (See Note 12, “Credit Facilities”).

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of June 30, 2008 the note balance was $25.8 million.

11. Structured Settlements

In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments). As of June 30, 2008 we had fully repaid our obligation to the sellers.

12. Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2008, we were in compliance with all of our covenants. (See Note 10, “Notes Payable”).

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Deferred	$(13,613)	$(12,606)	$(28,018)	$(24,966)
Amortized	13,377	11,321	27,123	21,897

Net	$(236)	$(1,285)	$(895)	$(3,069)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares - basic	20,806	20,768	20,794	20,768
Effect of dilutive securities	78	-	91	-
Weighted average shares - assuming dilution	20,884	20,768	20,885	20,768

For the three and six months ended June 30, 2008 , 899,167 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and six months ended June 30, 2007, 500,000 shares of common stock potentially issuable upon exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$167	$180	$334	$360
Amortization of net (gain) loss	(167)	50	(335)	100
Expected return on plan assets	16	(160)	32	(321)
Net periodic pension cost	$16	$70	$31	$139

We contributed $152 thousand and $196 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three months ended June 30, 2008 and 2007, respectively. We contributed $236 thousand and $270 thousand to our Cash Balance Plan during the six months ended June 30, 2008 and 2007, respectively. Refer to Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for more discussion of our retirement plans.

16. Contingencies

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto. This discussion contains forward-looking statements. Please see “Risks Associated with Forward-Looking Statements in this Form 10-Q” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

The retained premium produced by our operating units is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas (“AHIC”) presently retains all of the risks on the commercial property/casualty policies marketed by our HGA Operating Unit, retains a portion of the risks on the non-standard personal automobile policies marketed by our Phoenix Operating Unit, assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed by our Aerospace Operating Unit.

•	Hallmark Specialty Insurance Company (“HSIC”) presently assumes a portion of the risks on the commercial property/casualty policies marketed by our TGA Operating Unit.

•
Hallmark Insurance Company (“HIC”) (formerly known as Phoenix Indemnity Insurance Company) presently assumes a portion of the risks on the non-standard personal automobile policies marketed by our Phoenix Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed by our Aerospace Operating Unit.

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

Results of Operations

Management Overview. During the three and six months ended June 30, 2008, our total revenues were $71.7 and $142.9 million, representing a 4% and 8% increase over the $68.7 million and $132.7 in total revenues, respectively, for the same periods of 2007. Increased earned premium due to increased retention of business produced by our Specialty Commercial Segment, and increased production by our Personal Segment were the primary causes of the increase in revenue. Standard Commercial Segment revenues increased $2.2 million, or 11% and 5%, during the three and six months ended June 30, 2008 as compared to the same periods during 2007, due primarily to increased contingent commissions related to favorable loss development on prior accident years. Specialty Commercial Segment revenues decreased $1.0 million and increased $3.0 million, during the three months and six months ended June 30, 2008 as compared to the same periods of 2007, due to lower commission income primarily as a result of the continued shift from a third-party agency model to an underwriting model, partially offset by increased net premiums earned as a result of the increased retention of business. Revenues from our Personal Segment increased $1.8 million and $3.8 million, or 12% and 13%, during the three and six months ended June 30, 2008 as compared to the same periods during 2007, due largely to geographic expansion into new states. Corporate revenue of $1.0 million remained relatively unchanged for the second quarter of 2008 as compared to the same period in 2007. Corporate revenue increased $1.2 million for the six months ended June 30, 2008 primarily due to increased recognized gains on our investment portfolio of $0.2 million and increased investment income of $1.0 million due to changes in capital allocation.

We reported net income of $7.2 million and $14.3 million for the three and six months ended June 30, 2008, which was $1.6 million lower and $0.5 million higher than the $8.8 million and $13.8 million reported for the same periods in 2007. On a diluted basis per share, net income was $0.34 and $0.68 per share, respectively, for the three months and six months ended June 30, 2008 as compared to $0.42 and $0.66 per share for the same periods in 2007. The decrease in net income for the three months was primarily attributable to favorable loss development on prior accident years during the second quarter of 2008 of $0.3 million as compared to $1.9 million for the same period during 2007. The year to date increase in net income was primarily attributable to a lower effective tax rate from a higher amount of tax exempt bonds in our investment portfolio in 2008 than we held in 2007. Year to date 2008 pre tax income increased $0.1 million to $20.7 million from the prior year. Increased revenue, as discussed above, was partially offset by increased incurred loss and loss adjustment expense of $8.6 million, increased interest expense of $0.8 million from our issuance of trust preferred securities in the third quarter of 2007 and increased operating expense of $0.6 million.

Second Quarter 2008 as Compared to Second Quarter 2007

The following is additional business segment information for the three months ended June 30, 2008 and 2007 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended June 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$21,624	$35,986	$14,153	$-	$71,763

Gross premiums written	21,624	27,338	14,153	-	63,115
Ceded premiums written	(1,382)	(945)	-	-	(2,327)
Net premiums written	20,242	26,393	14,153	-	60,788
Change in unearned premiums	36	(2,395)	1,014	-	(1,345)
Net premiums earned	20,278	23,998	15,167	-	59,443

Total revenues	22,157	31,988	16,498	1,020	71,663

Losses and loss adjustment expenses	11,669	13,976	10,384	-	36,029

Pre-tax income (loss)	3,984	6,265	1,913	(1,895)	10,267

Net loss ratio (2)	57.5%	58.2%	68.5%		60.6%
Net expense ratio (2)	27.3%	30.7%	21.6%		29.2%
Net combined ratio (2)	84.8%	88.9%	90.1%		89.8%

	Three Months Ended June 30, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$24,751	$40,956	$13,298	$-	$79,005

Gross premiums written	24,740	28,540	13,297	-	66,577
Ceded premiums written	(2,804)	(1,477)	-	-	(4,281)
Net premiums written	21,936	27,063	13,297	-	62,296
Change in unearned premiums	(1,731)	(5,474)	219	-	(6,986)
Net premiums earned	20,205	21,589	13,516	-	55,310

Total revenues	20,003	32,978	14,696	1,059	68,736

Losses and loss adjustment expenses	11,267	10,635	8,813	(3)	30,712

Pre-tax income (loss)	2,664	9,441	2,176	(1,349)	12,932

Net loss ratio (2)	55.8%	49.3%	65.2%		55.5%
Net expense ratio (2)	27.0%	32.0%	22.8%		27.9%
Net combined ratio (2)	82.8%	81.3%	88.0%		83.4%

(1)
Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers where we receive commission revenue.

(2)
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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.6 million for the three months ended June 30, 2008, which was $3.1 million less than the $24.7 million for the three months ended June 30, 2007. Net premiums written were $20.2 million for the three months ended June 30, 2008 as compared to the $21.9 million reported for the same period in 2007. The primary reasons for the decline in premiums were increased competition and rate pressure in the standard commercial markets.

Total revenue for the Standard Commercial Segment was $22.2 million for the three months ended June 30, 2008 as compared to $20.0 million for the same period in 2007. This $2.2 million increase was due primarily to increased contingent commissions of $2.1 million related to favorable loss development on prior accident years during the second quarter of 2008 as compared to the same period for 2007. Net premiums earned increased $0.1 million for the quarter due to the upward trend of net premium written in 2007 as compared to the flat net written premium trend in 2008.

Pre-tax income for our Standard Commercial Segment of $4.0 million for the second quarter of 2008 increased $1.3 million from the $2.7 million reported for the second quarter of 2007. Increased revenue as discussed above was the primary reason for the increase in pre-tax income, partially offset by higher losses and loss adjustment expense of $0.4 million for the quarter and increased operating expenses of $0.5 million due to production related costs as well as new hires. The higher losses and loss adjustment expense is evidenced by a net loss ratio of 57.5% for the three months ended June 30, 2008 as compared to 55.8% for the same period of 2007.

The net loss ratio was unfavorably impacted by lower ceded losses of $0.9 for the three months ended June 30, 2008, as compared to $1.8 million for the same period the prior year. The gross loss ratio before reinsurance was 58.1% for the three months ended June 30, 2008 as compared to 57.3% for the same period the prior year. The gross loss results for the three months ended June 30, 2008 included $0.4 million of favorable prior year development as compared to favorable loss development on prior accident years of $0.6 million recognized during the same period of 2007. The Standard Commercial Segment reported net expense ratios of 27.3% and 27.0% for the second quarters of 2008 and 2007, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the second quarter of 2008 were $27.3 million, which was $1.2 million less than the $28.5 million reported for the same period in 2007. Net premiums written for the second quarter of 2008 were $26.4 million, which was $0.7 million less than the $27.1 million reported for the same period in 2007. The decrease in premium volume was due to increased competition and rate pressure in both the excess and surplus and general aviation markets.

Total revenue for the Specialty Commercial Segment of $32.0 million for the second quarter of 2008 was $1.0 million less than the $33.0 million reported in the first quarter of 2007. This 3% decrease in revenue was largely due to lower commission income of $3.5 million for the quarter primarily as a result of the shift from a third party agency structure to an insurance underwriting structure partially offset by increased net premiums earned of $2.4 million for the quarter as a result of the increased retention of business and increased net investment income of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $6.3 million for the second quarter of 2008 decreased $3.1 million from the $9.4 million reported for the same period in 2007. Decreased revenue, discussed above, as well as increased losses and loss adjustment expenses of $3.3 million were the primary reasons for the decrease in pre-tax income, partially offset by lower other operating expenses of $1.1 million.

The Specialty Commercial Segment reported a net loss ratio of 58.2% for the second quarter of 2008 as compared to 49.3% for the second quarter of 2007. Unfavorable prior accident year development of $0.5 million for the second quarter of 2008 as compared to favorable prior accident year development of $1.4 million during the same period of 2007 were the primary cause for the increase in net loss ratio. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance were higher by $1.2 million primarily due to increased pricing pressure reflected in our current accident year loss estimates. The Specialty Commercial Segment reported a net expense ratio of 30.7% for the second quarter of 2008, as compared to 32.0% for the second quarter of 2007. The decrease in the net expense ratio was primarily due to increased retention on our catastrophe reinsurance and commercial property per risk reinsurance programs during the second quarter of 2008 as compared to the second quarter of 2007.

Personal Segment

Net premium written for our Personal Segment increased $0.9 million during the second quarter of 2008 to $14.2 million compared to $13.3 million in the second quarter of 2007. The increase in net premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 12% to $16.5 million for the second quarter of 2008 from $14.7 million for the same period in 2007. The primary reason for the increase was higher earned premium of $1.7 million.

Pre-tax income for the Personal Segment was $1.9 million for the three months ended June 30, 2008 as compared to $2.2 million for the same period in 2007. The increased revenue, as discussed above, was partially offset by increased losses and loss adjustment expenses of $1.6 million and increased operating expenses of $0.5 million due mostly to production related expenses attributable to the increased earned premium.

The Personal Segment reported a net loss ratio of 68.5% for the second quarter of 2008 as compared to 65.2% for the same period in 2007. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in net loss ratio. We recognized $0.3 million of favorable prior accident year development in the second quarter 2008 as compared to $0.1 million of unfavorable prior accident year development in the second quarter of 2007. The Personal Segment reported a net expense ratio of 21.6% for the second quarter of 2008 as compared to 22.8% for the second quarter of 2007. The decrease in the net expense ratio was mainly due to increased finance charges and fixed overhead allocations in relation to earned premium.

Corporate

Corporate revenue of $1.0 million for the three months ended June 30, 2008 remained relatively unchanged from the $1.1 million reported for the same period in 2007. Recognized gains on our investment portfolio decreased $0.6 million and investment income increased $0.6 million due to changes in capital allocation.

Corporate pre-tax loss was $1.9 million for the second quarter of 2008 as compared to $1.3 million for the same period in 2007. Contributing to the increased loss was increased interest expense of $0.4 million due primarily to the issuance of trust preferred securities in August 2007 and increased operating expense of $0.1 million.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

The following is additional business segment information for the six months ended June 30, 2008 and 2007 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Six Months Ended June 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	43,373	68,006	31,880	-	143,259

Gross premiums written	43,373	52,099	31,880	-	127,352
Ceded premiums written	(2,746)	(1,913)	-	-	(4,659)
Net premiums written	40,627	50,186	31,880	-	122,693
Change in unearned premiums	440	(2,550)	(2,224)		(4,334)
Net premiums earned	41,067	47,636	29,656	-	118,359

Total revenues	43,986	64,075	32,224	2,571	142,856

Losses and loss adjustment expenses	22,979	28,979	19,575	-	71,533

Pre-tax income (loss)	7,865	11,558	4,503	(3,193)	20,733

Net loss ratio (2)	56.0%	60.8%	66.0%		60.4%
Net expense ratio (2)	27.3%	30.7%	22.0%		29.1%
Net combined ratio (2)	83.3%	91.5%	88.0%		89.5%

	Six Months Ended June 30, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	48,301	80,313	28,374	-	156,988

Gross premiums written	48,221	54,641	28,373	-	131,235
Ceded premiums written	(5,439)	(2,729)	-	-	(8,168)
Net premiums written	42,782	51,912	28,373	-	123,067
Change in unearned premiums	(2,655)	(11,230)	(2,224)	-	(16,109)
Net premiums earned	40,127	40,682	26,149	-	106,958

Total revenues	41,770	61,076	28,469	1,379	132,694

Losses and loss adjustment expenses	24,108	21,716	17,080	(7)	62,897

Pre-tax income (loss)	5,423	14,127	4,294	(3,199)	20,645

Net loss ratio (2)	60.1%	53.4%	65.3%		58.8%
Net expense ratio (2)	27.5%	31.8%	23.2%		28.1%
Net combined ratio (2)	87.6%	85.2%	88.5%		86.9%

(1)
Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers where we receive commission revenue.

(2)
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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $43.4 million for the six months ended June 30, 2008, or 10% less than the $48.2 million reported for the same period in 2007. Net premiums written were $40.6 million for the six months ended June 30, 2008 as compared to $42.8 million reported for the same period in 2007. Increased competition and rate pressure continue to challenge premium volume growth in the Standard Commercial Segment.

Total revenue for the Standard Commercial Segment of $44.0 million for the six months ended June 30, 2008 was $2.2 million more than the $41.8 million reported during the six months ended June 30, 2007. This 5% increase in total revenue was primarily due to increased contingent commissions of $1.4 million related to favorable loss development on prior accident years during 2008 compared to the same period for 2007. Also contributing to this increase in revenues was increased net premiums earned of $0.9 million and increased net investment income of $0.2 million. These increases in revenue were partially offset by lower processing and service fees of $0.3 million, due to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for our Standard Commercial Segment of $7.9 million for the six months ended June 30, 2008 increased $2.5 million, or 45%, from the $5.4 million reported for the same period of 2007. This increase in pre-tax income was primarily attributable to increased revenue discussed above as well as lower loss and loss adjustment expenses of $1.1 million. These increases were partially offset by higher operating expenses of $0.9 million primarily due to production related expenses related to higher earned premium and new hires.

The net loss ratio for the six months ended June 30, 2008 was 56.0% as compared to the 60.1% reported for the same period of 2007. The gross loss ratio before reinsurance was 54.2% for the six months ended June 30, 2008 as compared to 57.5% for the same period the prior year. The gross loss results for the six months ended June 30, 2008 included $2.2 million of favorable prior year development as compared to favorable prior year development of $0.6 million recognized during the same period of 2007. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance for the Standard Commercial Segment were lower by $0.9 million due to better gross loss experience.

The Standard Commercial Segment reported net expense ratios of 27.3% and 27.5% for the six months ended June 30, 2008 and 2007, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first six months of 2008 were $52.1 million, or 5% less than the $54.6 million reported for the same period in 2007. Net premiums written for the first six months of 2008 were $50.2 million or 3% less than the $51.9 million reported for the same period in 2007. The decrease in premium volume was due to the increased competition and rate pressure in both the excess and surplus and general aviation markets.

Total revenue for the Specialty Commercial Segment of $64.1 million for the first six months of 2008 was $3.0 million more than the $61.1 million reported in the first six months of 2007. This 5% increase in revenue was largely due to increased net premiums earned of $7.0 million for the first six months of 2008 as a result of the increased retention of business. Increased net investment income contributed an additional $0.3 million to the increase in revenue for the quarter. These increases in revenue were partially offset by lower ceding commission and fee revenue of $4.2 million due primarily to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $11.6 million for the first six months of 2008 decreased $2.6 million, or 18%, from the $14.1 million reported for the same period in 2007. Increased losses and loss adjustment expenses of $7.3 million, partially offset by the increased revenue discussed above and lower operating expenses of $1.7 million due mostly to production related expenses.

The Specialty Commercial Segment reported a net loss ratio of 60.8% for the first six months of 2008 as compared to 53.4% for the first six months of 2007. Unfavorable prior year development of $1.0 million for the six months ended June 30, 2008 as compared to favorable prior year development of $1.4 million for the same period of 2007 was the primary cause for the increase in the net loss ratio. Absent prior year development, the gross incurred losses and loss adjustment expense before reinsurance were higher by $4.0 million primarily due to increased pricing pressure reflected in our current accident year loss estimates.

The Specialty Commercial Segment reported a net expense ratio of 30.7% for the first six months of 2008 as compared to 31.8% for the first six months of 2007. The decrease in the net expense ratio was primarily due to increased retention on our catastrophe reinsurance and commercial property per risk reinsurance programs during the first six months of 2008 as compared to the same period in 2007.

Personal Segment

Net premium written for our Personal Segment increased $3.5 million during the first six months of 2008 to $31.9 million compared to $28.4 million in the first six months of 2007. The increase in premium was due mostly to continued geographic expansion that began in 2007.

Total revenue for the Personal Segment increased 13% to $32.2 million for the first six months of 2008 from $28.5 million for the same period in 2007. Higher earned premium of $3.5 million was the primary reason for the increase in revenue for the period. Increased finance charges of $0.3 million were partially offset by lower third party commission revenue of $0.1 million.

Pre-tax income for the Personal Segment was $4.5 million for the six months ended June 30, 2008 as compared to $4.3 million for the same period in 2007. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $2.5 million and increased operating expenses of $1.0 million due mostly to production related expenses attributable to the increased earned premium.

The Personal Segment reported a net loss ratio of 66.0% for the first six months of 2008 as compared to 65.3% for the same period in 2007. A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio. We recognized $0.6 million of favorable prior accident year development during the first six months 2008 as compared to $0.1 million of favorable prior year development during the first six months of 2007.

The Personal Segment reported a net expense ratio of 22.0% for the first six months of 2008 as compared to 23.2% for the first six months of 2007. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations in relation to earned premium.

Corporate

Corporate revenue increased $1.2 million for the first six months of 2008 as compared to the same period in 2007. The increase was primarily due to increased investment income of $1.0 million due primarily to changes in capital allocation and $1.1 million of net gains recognized on our investment portfolio during the first six months of 2008 as compared to $0.9 million of net gains recognized during the same period of 2007.

Corporate pre-tax loss was $3.2 million for the first six months of 2008 and 2007. The increase in revenue discussed above was offset by increased interest expense of $0.8 million due primarily to the issuance of trust preferred securities in August 2007 and increased operating expenses of $0.4 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2008, Hallmark had $26.6 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $3.5 million as of June 30, 2008.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2008, our insurance company subsidiaries’ ordinary dividend capacity is $16.3 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2008 or the 2007 fiscal year.

Comparison of June 30, 2008 to December 31, 2007

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2008 were $370.9 million compared to $411.7 million at December 31, 2007. Settlement of receivables and payables for securities during the first quarter of 2008 as well as a decline in market value for the period, contributed to this decrease in our cash and investments. At June 30, 2008, 88% of the Company’s investments were rated investment grade and had an average duration of 2.9 years, including approximately 36% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $4.7 million (net of tax effects) at June 30, 2008 (see Note 4 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report).

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Net cash provided by our consolidated operating activities was $29.7 million for the first six months of 2008 compared to $44.6 million for the first six months of 2007. The decrease in operating cash flow was primarily due to increased paid losses from the maturing of retained business growth that began in late 2005.

Net cash used in investing activities during the first six months of 2008 was $132.0 million as compared to $68.6 million for the same period in 2007. Contributing to the increase in cash used in investing activities was an increase of $111.4 million in purchases of debt and equity securities, a $80.0 million increase in net purchases of short-term investments, and a $8.3 million reduction in restricted cash, partially offset by a $136.4 million increase in maturities and redemptions of investment securities.

Cash used in financing activities during the first six months of 2008 was $10.1 million as compared to $15.6 million used by financing activities for the same period of 2007. The cash used in both periods was primarily for the payment of deferred guaranteed consideration to the sellers of the subsidiaries comprising our TGA Operating Unit. As of June 30, 2008 we had fully repaid our obligation to the sellers.

Credit Facilities

  On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2008, we were in compliance with all of our covenants. As of June 30, 2008, we had $3.9 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of June 30, 2008, the note balance was $30.9 million. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. As of June 30, 2008, the note balance was $25.8 million. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008. We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million was paid on January 2, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account). As of June 30, 2008 we had fully repaid our obligation to the sellers.

Conclusion

Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2008, there had been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

Item 1A. Risk Factors.

This Item is omitted, as permitted for a “smaller reporting company” (as defined by the Securities and Exchange Commission).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Hallmark’s Annual Meeting of Shareholders was held on May 22, 2008. Of the 20,801,587 shares of common stock of Hallmark entitled to vote at the meeting, 16,666,751 shares were present in person or by proxy.

At the Annual Meeting, the following individuals were elected to serve as directors of Hallmark and received the number of votes set forth opposite their respective names:

Director	Votes For	Votes Withheld

Mark E. Schwarz	15,212,726	281,287
Scott T. Berlin	16,258,362	281,287
James H. Graves	16,385,389	281,287
George R. Manser	16,169,427	281,287

At the Annual Meeting, Hallmark stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2005 Long Term Incentive Plan. Votes were cast 14,443,821 in favor of such proposal, with 11,865 votes abstaining.

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: August 11, 2008	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2008	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)