Form 10-Q
period 2008-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2008-11-13
CIK 819913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share - 20,808,954 shares outstanding as of November 12, 2008.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page Number

Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2008 and September 30, 2007	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2008 and September 30, 2007	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and September 30, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value	$180,954	$248,069
Equity securities, available-for-sale, at fair value	41,568	15,166
Short-term investments, available-for-sale, at fair value	112,965	2,625

Total investments	335,487	265,860

Cash and cash equivalents	24,191	145,884
Restricted cash and cash equivalents	8,963	16,043
Premiums receivable	47,052	46,026
Accounts receivable	5,243	5,219
Receivable for securities	-	27,395
Prepaid reinsurance premiums	2,636	942
Reinsurance recoverable	11,525	4,952
Deferred policy acquisition costs	20,149	19,757
Excess of cost over fair value of net assets acquired	37,738	30,025
Intangible assets	29,683	23,781
Current federal income tax recoverable	1,586	-
Deferred federal income taxes	4,371	275
Prepaid expenses	941	1,240
Other assets	20,115	19,583

Total assets	$549,680	$606,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$61,760	$60,814
Structured settlements	-	10,000
Reserves for unpaid losses and loss adjustment expenses	155,288	125,338
Unearned premiums	105,293	102,998
Unearned revenue	2,126	2,949
Accrued agent profit sharing	1,935	2,844
Accrued ceding commission payable	12,193	12,099
Pension liability	1,017	1,669
Current federal income tax	-	864
Payable for securities	5,504	91,401
Accounts payable and other accrued expenses	14,439	16,385

Total liabilities	359,555	427,361

Commitments and Contingencies (Note 17)

Redeemable minority interest	619	-

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2008 and 2007; issued 20,816,782 in 2008 and 20,776,080 shares in 2007)	3,747	3,740
Capital in excess of par value	119,649	118,459
Retained earnings	74,649	59,343
Accumulated other comprehensive loss	(8,462)	(1,844)
Treasury stock, at cost (7,828 shares in 2008 and 2007)	(77)	(77)

Total stockholders' equity	189,506	179,621

	$549,680	$606,982

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Gross premiums written	$59,005	$62,304	$186,357	$193,539
Ceded premiums written	(2,493)	(441)	(6,503)	(8,609)
Net premiums written	56,512	61,863	179,854	184,930
Change in unearned premiums	2,416	(2,100)	(1,918)	(18,209)
Net premiums earned	58,928	59,763	177,936	166,721

Investment income, net of expenses	4,100	3,774	11,682	9,811
Net realized gains (impairments and realized losses)	(2,496)	418	(1,405)	1,299
Finance charges	1,307	1,206	3,894	3,477
Commission and fees	3,127	7,280	16,280	23,344
Processing and service fees	20	111	98	586
Other income	3	4	9	12

Total revenues	64,989	72,556	208,494	205,250

Losses and loss adjustment expenses	38,981	36,723	110,514	99,620
Other operating expenses	24,041	24,087	71,114	70,511
Interest expense	1,186	1,026	3,557	2,608
Amortization of intangible assets	620	573	1,766	1,719

Total expenses	64,828	62,409	186,951	174,458

Income before tax and minority interest	161	10,147	21,543	30,792
Income tax expense (benefit)	(485)	3,345	6,222	10,205
Income before minority interest	646	6,802	15,321	20,587
Minority interest	15	-	15	-

Net income	$631	$6,802	$15,306	$20,587

Common stockholders net income per share:
Basic	$0.03	$0.33	$0.74	$0.99
Diluted	$0.03	$0.33	$0.73	$0.99

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Common Stock
Balance, beginning of period	$3,747	$3,740	$3,740	$3,740
Issuance of common stock upon option exercises	-	-	7	-
Balance, end of period	3,747	3,740	3,747	3,740

Additional Paid-In Capital
Balance, beginning of period	119,369	118,085	118,459	117,932
Accretion of redeemable minority interest to redemption value	(25)	-	(25)	-
Equity based compenstion	305	198	1,078	351
Exercise of stock options	-	-	137	-

Balance, end of period	119,649	118,283	119,649	118,283

Retained Earnings
Balance, beginning of period	74,018	45,265	59,343	31,480
Net income	631	6,802	15,306	20,587

Balance, end of period	74,649	52,067	74,649	52,067

Accumulated Other Comprehensive Loss
Balance, beginning of period	(4,756)	(2,746)	(1,844)	(2,344)
Additional minimun pension liability, net of tax	10	33	31	97
Unrealized gains (losses) on securities, net of tax	(3,716)	1,006	(6,649)	540
Balance, end of period	(8,462)	(1,707)	(8,462)	(1,707)

Treasury Stock
Balance, beginning of period	(77)	(77)	(77)	(77)
Acquisition of treasury shares	-	-	-	-

Balance, end of period	(77)	(77)	(77)	(77)

Stockholders' Equity	$189,506	$172,306	$189,506	$172,306

Net income	$631	$6,802	$15,306	$20,587
Additional minimum pension liablilty, net of tax	10	33	31	97
Unrealized gains (losses) on securities, net of tax	(3,716)	1,006	(6,649)	540
Comprehensive Income (Loss)	$(3,075)	$7,841	$8,688	$21,224

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30
	2008	2007
Cash flows from operating activities:
Net income	$15,306	$20,587

Adjustments to reconcile net income to cash provided by operating activites:
Depreciation and amortization expense	2,311	2,344
Minority interest	15	-
Amortization of discount on structured settlement	-	310
Deferred federal income tax benefit	(1,849)	(1,170)
Realized (gain) loss on investments and impairment losses	1,405	(1,299)
Change in prepaid reinsurance premiums	(1,694)	137
Change in prepaid commissions	-	487
Change in premiums receivable	(1,026)	(8,492)
Change in accounts receivable	(24)	1,604
Change in deferred policy acquisition costs	(392)	(3,631)
Change in unpaid losses and loss adjustment expenses	29,950	38,572
Change in unearned premiums	2,295	16,759
Change in unearned revenue	(823)	(2,378)
Change in accrued agent profit sharing	(909)	206
Change in reinsurance recoverable	(6,573)	149
Change in reinsurance payable	-	(1,060)
Change in current federal income tax payable	(2,451)	(1,678)
Change in accrued ceding commission payable	94	3,096
Change in all other liabilities	(2,599)	3,059
Change in all other assets	4,122	(5,835)

Net cash provided by operating activities	37,158	61,767

Cash flows from investing activities:
Purchases of property and equipment	(477)	(367)
Acquisition of subsidiaries, net of cash acquired	(14,799)	-
Change in restricted cash	7,080	12,244
Purchases of debt and equity securities	(258,465)	(187,256)
Maturities and redemptions of investment securities	227,061	115,288
Net purchases of short-term investments	(110,340)	(30,713)

Net cash (used in) investing activities	(149,940)	(90,804)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	143	-
Net borrowings (repayment) of notes payable	946	(856)
Payment of structured settlement	(10,000)	(15,000)
Proceeds from issuance of trust preferred securities	-	25,774
Debt issuance costs	-	(674)

Net cash (used in) provided by financing activities	(8,911)	9,244

Decrease in cash and cash equivalents	(121,693)	(19,793)
Cash and cash equivalents at beginning of period	145,884	81,474
Cash and cash equivalents at end of period	$24,191	$61,681

Supplemental Cash Flow Information:

Interest paid	$3,576	$2,184
Taxes paid	$10,521	$13,053

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$27,395	$(14)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(85,897)	$8,878

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

We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by our three insurance company subsidiaries. Our HGA Operating Unit handles standard lines commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc. Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. Our Heath XS Operating Unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and is comprised of Heath XS, LLC and Hardscrabble Data Solutions, LLC (collectively, “Heath Group”). Our Phoenix Operating Unit handles non-standard personal automobile insurance products and services and is comprised solely of American Hallmark General Agency, Inc. (which does business as Hallmark Insurance Company).

These five operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment presently consists solely of the HGA Operating Unit and the Personal Segment presently consists solely of our Phoenix Operating Unit. The Specialty Commercial Segment includes our TGA Operating Unit, Aerospace Operating Unit, and Heath XS Operating Unit.

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

The interim financial data as of September 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

Redeemable minority interest

We are accreting the redeemable minority interest to its redemption value from the date of issuance to the earliest determinable redemption date, August 29, 2012, using the interest method. Changes in redemption value are considered a change in accounting estimate. We follow the two class method of computing earnings per share. We treat only the portion of the periodic adjustment to the redeemable minority interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend. (See Note 3, “Business Combinations.”)

Reclassification

Certain previously reported amounts have been reclassified in order to conform to our current year presentation. Such reclassification had no effect on net income or stockholders’ equity.

Immaterial Correction of an Error

We maintain catastrophe reinsurance for business produced by both our HGA and TGA Operating Units. Prior to July 1, 2007, the premium for our catastrophe reinsurance was based on all business produced by both operating units. Effective July 1, 2007, the premium for our catastrophe reinsurance is based only on business produced in Texas. However, in error we continued to record ceded premium for this coverage based on all business produced by the HGA and TGA Operating Units. This understated our earned premium for each quarter since July 1, 2007 through June 30, 2008.

We are correcting our prior period’s financial statements and notes to reflect the reduction of ceded premium. Because the error was not material to any prior year financial statements, the corrections to prior periods will be presented in future filings, pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Financial statements for the year ended December 31, 2007 will be revised in the December 31, 2008 Annual Report on Form 10-K.

The following table presents the effect of the correction on our previously reported consolidated statements of operations for the three months ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008.

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008
As previously reported:
Ceded premiums written	$(779)	$(2,382)	$(2,332)	$(2,327)
Net premiums written	61,525	53,551	61,905	60,788
Net premiums earned	59,425	58,920	58,916	59,443
Total revenues	72,218	69,586	71,193	71,663

Income before tax	9,809	10,647	10,466	10,267
Income tax expense	3,227	3,585	3,414	3,066
Net income	$6,582	$7,062	$7,052	$7,201

Common stockholders net income per share:
Basic	$0.32	$0.34	$0.34	$0.35
Diluted	$0.32	$0.34	$0.34	$0.34

Adjustments:
Ceded premiums written	$338	$330	$328	$321
Income tax expense	118	116	115	112
Net income impact	$220	$214	$213	$209

As revised:
Ceded premiums written	$(441)	$(2,052)	$(2,004)	$(2,006)
Net premiums written	61,863	53,881	62,233	61,109
Net premiums earned	59,763	59,250	59,244	59,764
Total revenues	72,556	69,916	71,521	71,984

Income before tax	10,147	10,977	10,794	10,588
Income tax expense	3,345	3,701	3,529	3,178
Net income	$6,802	$7,276	$7,265	$7,410

Common stockholders net income per share:
Basic	$0.33	$0.35	$0.35	$0.36
Diluted	$0.33	$0.35	$0.35	$0.35

The following table presents the effect of the correction on our previously reported consolidated statements of operations for the nine months ended September 30, 2007, the year ended December 31, 2007, and the six months ended June 30, 2008.

	For the Nine	For the Year	For the Six
	Months Ended	Ended	Months Ended
	September 30,	December 31,	June 30,
	2007	2007	2008
As previously reported:
Ceded premiums written	$(8,947)	$(11,329)	$(4,659)
Net premiums written	184,592	238,143	122,693
Net premiums earned	166,383	225,303	118,359
Total revenues	204,912	274,498	142,856

Income before tax	30,454	41,101	20,733
Income tax expense	10,087	13,672	6,480
Net income	$20,367	$27,429	$14,253

Common stockholders net income per share:
Basic	$0.98	$1.32	$0.69
Diluted	$0.98	$1.32	$0.68

Adjustments:
Ceded premiums written	$338	$668	$649
Income tax expense	118	234	227
Net income impact	$220	$434	$422

As revised:
Ceded premiums written	$(8,609)	$(10,661)	$(4,010)
Net premiums written	184,930	238,811	123,342
Net premiums earned	166,721	225,971	119,008
Total revenues	205,250	275,166	143,505

Income before tax	30,792	41,769	21,382
Income tax expense	10,205	13,906	6,707
Net income	$20,587	$27,863	$14,675

Common stockholders net income per share:
Basic	$0.99	$1.34	$0.71
Diluted	$0.99	$1.34	$0.70

The following table presents the effect of the correction on our previously reported consolidated balance sheet as of December 31, 2007.

	As previously
	reported	Adjustment	As revised
Balances as of December 31, 2007
Prepaid reinsurance premiums	$274	$668	$942
Total assets	606,314	668	606,982
Current federal income tax payable	630	234	864
Total liabilities	427,127	234	427,361
Retained earnings	58,909	434	59,343
Total stockholders' equity	179,187	434	179,621

The following table presents the effect of the correction on our previously reported consolidated statements of cash flows for the nine months ended September 30, 2007, the year ended December 31, 2007, the three months ended March 31, 2008, and the six months ended June 30, 2008.

	For the Nine	For the Year	For the Three	For the Six
	Months Ended	Ended	Months Ended	Months Ended
	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008
As previously reported:
Net income	$20,367	$27,429	$7,052	$14,253
Change in prepaid reinsurance premiums	475	1,355	(1,923)	(408)
Change in current federal income tax payable	(1,796)	(1,502)	2,788	(1,354)
Net cash provided by operating activities	61,767	80,337	12,388	29,749

Adjustments:
Net income	$220	$434	$213	$422
Change in prepaid reinsurance premiums	(338)	(668)	(328)	(649)
Change in current federal income tax payable	118	234	115	227
Net cash provided by operating activities	-	-	-	-

As revised:
Net income	$20,587	$27,863	$7,265	$14,675
Change in prepaid reinsurance premiums	137	687	(2,251)	(1,057)
Change in current federal income tax payable	(1,678)	(1,268)	2,903	(1,127)
Net cash provided by operating activities	61,767	80,337	12,388	29,749

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

Recently Issued Accounting Standards

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-01”). This Statement provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” previously issued by the Financial Accounting Standards Board (“FASB”). SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-01 had no material impact on our financial condition or results of operations.

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 had no impact on our financial statements or results of operations but did require additional disclosures. (See Note 5, “Fair Value”).

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

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of Statement of Financial Accounting Standards No. 141, “Business Combinations”. SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. We do not expect the provisions of SFAS 141R to have a material effect on our results of operations or liquidity. However, SFAS 141R will impact the accounting for any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

3. Business Combinations

We account for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed is an asset referred to as “Excess of cost over fair value of net assets acquired.” Indirect and general expenses related to business combinations are expensed as incurred.

On August 29, 2008, we acquired 80% of the issued and outstanding membership interests in Heath Group for cash consideration of $15 million plus fair value of a put option of $539 thousand included as redeemable minority interest. (See Note 1, “General - Redeemable Minority Interest.”) We have the right to purchase the remaining 20% membership interests in Heath Group and have granted to an affiliate of the seller the right to require us to purchase such remaining interests (the “Put/Call Option”). The Put/Call Option becomes exercisable by either party upon the earlier of August 29, 2012, the termination of the employment of the seller by the Heath Group or a change in control of Hallmark. The Put/Call option expires on August 29, 2018. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining membership interests in the Heath Group for an amount equal to 20% of nine times the average pre-tax income for the previous 12 fiscal quarters. We estimate the ultimate redemption value of the Put/Call option to be $4.8 million at September 30, 2008.

The fair value of the amortizable intangible assets acquired and respective amortization periods are as follows ($ in thousands):

Tradename	$757	15 years
Non-compete agreement	$526	6 years
Agency relationships	$6,385	15 years

The Heath Group is an underwriting organization that produces lower hazard, middle market, excess commercial automobile and commercial umbrella insurance policies on both an admitted and non-admitted basis through a network of independent wholesale agencies throughout the United States.

4. Supplemental Cash Flow Information

Effective August 29, 2008, we acquired the Heath Group. (See Note 3, “Business Combinations.”) In conjunction with the acquisition, cash and cash equivalents were used in the acquisitions as follows (in thousands):

Fair value of tangible assets excluding cash and cash equivalents	$(3)
Fair value of intangible assets acquired	15,381
Redeemable minority interest assumed	(579)
Cash and cash equivalents used in acquisitions,
net of $201 thousand cash and cash equivalents acquired	$14,799

The purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the purchase date as summarized above. The final allocation of the purchase price will be finalized in the fourth quarter of 2008 upon completing certain Heath Group tax filings impacting the tax basis of assets and liabilities acquired.

5. Fair Value

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

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in SFAS 157. In accordance with SFAS 157, we utilize the following fair value hierarchy:

•	Level 1: quoted prices in active markets for identical assets;

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, inputs of identical assets for less active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and

•	Level 3: inputs to the valuation methodology that are unobservable for the asset or liability.

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

        The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2008 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$180,954	$-	$180,954
Equity securities	41,568	-	-	41,568
Short-term investments	335	112,630	-	112,965
Total	$41,903	$293,584	$-	$335,487

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 (in thousands).

Beginning balance as of January 1, 2008	$4,000

Purchases, issuances, sales and settlements	(4,000)
Total realized/unrealized gains/(losses) included in net income	-
Net gains/(losses) included on other comprehensive income	-
Transfers in and/or out of Level 3	-

Ending balance as of September 30, 2008	$-

6. Investments

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. Unless other factors cause us to reach a contrary conclusion, investments with a fair market value significantly less than cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For the three and nine months ended September 30, 2008, we recognized approximately $3.2 million and $3.7 million of other than temporary impairments on investments.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$25,169	$(1,063)	$16,860	$(2,778)	$42,029	$(3,841)
Municipal bonds	79,655	(3,216)	7,488	(232)	87,143	(3,448)
Equity securities	29,181	(3,976)	-	-	29,181	(3,976)
Short term securities	354	-	-	-	354	-
Total	$134,359	$(8,255)	$24,348	$(3,010)	$158,707	$(11,265)

	As of December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$19,021	$(840)	$18,329	$(896)	$37,350	$(1,736)
Municipal bonds	24,392	(122)	7,780	(130)	32,172	(252)
Equity securities	6,954	(318)	-	-	6,954	(318)
Short term securities	352	(1)	-	-	352	(1)
Total	$50,719	$(1,281)	$26,109	$(1,026)	$76,828	$(2,307)

Of the gross unrealized loss at September 30, 2008, $3.0 million is more than twelve months old, consisting of 17 bond positions. Of the gross unrealized loss at December 31, 2007, $1.0 million is more than twelve months old, consisting of 22 bond positions. We consider these losses as a temporary decline in value as they are predominately on bonds where we believe we have the ability to hold our positions until maturity and the debt issuers have the ability to make all contractual payments. We see no other indications that the decline in values of these securities is other than temporary.

Based on evidence gathered through our normal credit surveillance process, we presently expect that all debt securities held in our investment portfolio will be paid in accordance with their contractual terms. Nonetheless, it is at least reasonably possible that the performance of certain issuers of these debt securities will be worse than currently expected resulting in additional future write-downs within our portfolio of debt securities.

Also, as a result of the challenging market conditions, including expected further weakening in the economic environment subsequent to September 30, 2008, we have experienced continued volatility in the valuation of our equity securities including increases in our unrealized investment losses. We expect the volatility in the valuation of our equity securities to continue in the foreseable future. This volatility may lead to additional impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

7. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $13.9 million at September 30, 2008 and a carrying value of $18.5 million at December 31, 2007.

8. Share-Based Payment Arrangements

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

As of September 30, 2008, there were incentive stock options to purchase 927,499 shares of our common stock outstanding and non-qualified stock options to purchase 60,000 shares of our common stock outstanding under the 2005 LTIP, leaving 512,501 shares reserved for future issuance. As of September 30, 2008, there were incentive stock options to purchase 52,299 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan. In addition, as of September 30, 2008, there were outstanding non-qualified stock options to purchase 16,666 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of September 30, 2008 and changes during the nine-months then ended is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2008	848,000	$10.41
Granted	270,000	$11.46
Exercised	(40,702)	$3.54
Forfeited or expired	-	$-
Outstanding at September 30, 2008	1,077,298	$10.93	8.0	$682
Exercisable at September 30, 2008	263,549	$8.19	5.5	$614

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Intrinsic value of options exercised	$-	$-	$337	$-

Cost of share-based payments (non-cash)	$305	$198	$1,078	$351

Income tax benefit of share-based payments recognized in income	$107	$69	$377	$123

As of September 30, 2008 there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.3 million is expected to be recognized in the remainder of 2008, $1.0 million is expected to be recognized in 2009, $0.9 million is expected to be recognized in 2010, $0.5 million is expected to be recognized in 2011 and $0.1 million is expected to be recognized in 2012.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of similar companies’ common stock for a period equal to the expected term. The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Grant date fair value per share	n/a	$4.14	$4.74	$4.04

Expected term (in years)	n/a	6.5	6.4	6.4
Expected volatility	n/a	19.0%	35.0%	19.4%
Risk free interest rate	n/a	4.8%	3.4%	4.5%

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Standard Commercial Segment	$20,280	$23,718	$64,617	$65,488
Specialty Commercial Segment	30,245	32,910	94,617	93,986
Personal Segment	16,053	15,185	48,277	43,654
Corporate	(1,589)	743	983	2,122
Consolidated	$64,989	$72,556	$208,494	$205,250

Pre-tax income (loss), net of minority interest:
Standard Commercial Segment	$887	$3,702	$9,104	$9,125
Specialty Commercial Segment	745	6,500	12,601	20,627
Personal Segment	2,544	1,854	7,047	6,148
Corporate	(4,030)	(1,909)	(7,224)	(5,108)
Consolidated	$146	$10,147	$21,528	$30,792

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2008	2007
Assets

Standard Commercial Segment	$157,105	$211,761
Specialty Commercial Segment	219,124	229,473
Personal Segment	78,143	100,986
Corporate	95,308	64,762
	$549,680	$606,982

10. Reinsurance

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ceded earned premiums	$2,153	$2,035	$6,126	$10,059
Reinsurance recoveries	$8,211	$537	$9,474	$3,973

Our insurance company subsidiaries presently retain 100% of the risk associated with all non-standard personal automobile policies marketed by our Phoenix Operating Unit. We currently reinsure the following exposures on business generated by our HGA Operating Unit, our TGA Operating Unit and our Aerospace Operating Unit:

•
Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance, effective July 1, 2008, are:

o	We retain the first $3.0 million of property catastrophe losses; and

o
Our reinsurers reimburse us 100% for each $1.00 of loss in excess of our $3.0 million retention up to $10.0 million for each catastrophic occurrence, subject to an aggregate limit of $14 million. As a result of hurricane losses we have ceded to our reinsurers losses of approximately $7.0 million and have approximately $7.0 million of coverage remaining under this layer of catastrophe reinsurance at September 30, 2008.

o	Our reinsurers reimburse us 100% for each $1.00 of loss in excess of $10.0 million up to $35.0 million for each catastrophic occurrence subject to an aggregate limit of $50.0 million.

•
Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance, effective July 1, 2008, are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $5.0 million.

•
Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance, effective July 1, 2008, are:

o	We retain the first $1.0 million of any commercial liability risk: and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•
Aviation. We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $2.15 million of each aircraft hull loss and for the next $650,000 of each aircraft or airport liability loss; and

o	Risks with liability limits greater than $1.0 million are placed in a quota share treaty where we retain 20% of incurred losses.

11. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of September 30, 2008, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit. As of September 30, 2008, the balance on the revolving note was $2.8 million, which currently bears interest at 5.78% per annum. Also included in notes payable is $2.3 million outstanding as of September 30, 2008 under PAAC’s revolving credit sub-facility, which also currently bears interest at 5.78% per annum. (See Note 13, “Credit Facilities.”)

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of September 30, 2008 the note balance was $25.8 million.

12. Structured Settlements

In connection with the acquisition of the subsidiaries comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments). As of September 30, 2008 we had fully repaid our obligation to the sellers.

13. Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2008, we were in compliance with all of our financial and non-financial covenants under this credit facility. (See Note 11, “Notes Payable.”)

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Deferred	$(13,700)	$(12,197)	$(41,718)	$(37,163)
Amortized	14,204	11,635	41,326	33,532

Net	$504	$(562)	$(392)	$(3,631)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average shares - basic	20,809	20,768	20,799	20,768
Effect of dilutive securities	62	-	82	-
Weighted average shares - assuming dilution	20,871	20,768	20,881	20,768

For the three and nine months ended September 30, 2008, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and nine months ended September 30, 2007, 520,000 shares of common stock potentially issuable upon exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest cost	$167	$180	$501	$540
Amortization of net (gain) loss	16	50	48	150
Expected return on plan assets	(167)	(161)	(502)	(482)
Net periodic pension cost	$16	$69	$47	$208

We contributed $414 thousand and $31 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three months ended September 30, 2008 and 2007, respectively. We contributed $650 thousand and $301 thousand to our Cash Balance Plan during the nine months ended September 30, 2008 and 2007, respectively. Refer to Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for more discussion of our retirement plans.

17. Contingencies

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

•
Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit, the general aviation insurance products and services handled by our Aerospace Operating Unit, and the excess commercial automobile and commercial umbrella insurance products handled by our Heath XS Operating Unit. Our TGA Operating Unit is comprised of our TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. subsidiaries. Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. subsidiaries. Our Heath XS Operating Unit is compromised of our Heath XS, LLC and Hardscrabble Data Solutions, LLC subsidiaries (collectively, the “Heath Group”.)

•
Personal Segment. Our Personal Segment includes the non-standard personal automobile insurance products and services handled by our Phoenix Operating Unit which is comprised solely of American Hallmark General Agency, Inc., which does business as Hallmark Insurance Company.

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

Results of Operations

Management Overview. During the three and nine months ended September 30, 2008, our total revenues were $65.0 and $208.5 million, representing a 10% decrease and a 2% increase over the $72.6 million and $205.3 million in total revenues for the same periods of 2007. The decrease in total revenue for the three months ended September 30, 2008 was primarily due to a reduction in earned premium, recognized net losses on our investment portfolio and lower commission income. The increase in revenue for the nine months ended September 30, 2008 was primarily due to increased earned premium and investment income partially offset by lower commission income and recognized losses on our investment portfolio. The recognized losses on our investment portfolio included a $3.0 million impairment for a Washington Mutual senior debt security.

Standard Commercial Segment revenues decreased $3.4 million and $0.9 million, or 14% and 1%, during the three and nine months ended September 30, 2008 as compared to the same periods during 2007, due primarily to lower earned premium as a result of general economic conditions and our continued underwriting discipline in an increasingly competitive marketplace. Specialty Commercial Segment revenues decreased $2.7 million, or 8%, and increased $0.6 million, or 1%, during the three months and nine months ended September 30, 2008 as compared to the same periods of 2007, due to lower commission income primarily as a result of retaining a higher percentage of the business produced by an agency subsidiary, partially offset by increased net premiums earned as a result of the increased retention of business. Revenues from our Personal Segment increased $0.9 million and $4.6 million, or 6% and 11%, during the three and nine months ended September 30, 2008 as compared to the same periods during 2007, due largely to geographic expansion into new states. Corporate revenue decreased $2.3 million and $1.1 million for the three and nine months ended September 30, 2008 primarily due to recognized losses on our investment portfolio of $2.5 million and $1.4 million during the three and nine months ended September 30, 2008 as compared to recognized gains on our investment portfolio of $0.4 million and $1.3 million during the same period the prior year, offset by investment income of $0.6 million and $1.6 million for the same periods due to changes in capital allocation.

We reported net income of $0.6 million and $15.3 million for the three and nine months ended September 30, 2008, which was $6.2 million and $5.3 million lower than the $6.8 million and $20.6 million reported for the same periods in 2007. On a diluted basis per share, net income was $0.03 and $0.73 per share for the three months and nine months ended September 30, 2008 as compared to $0.33 and $0.99 per share for the same periods in 2007. The decrease in net income for the three and nine months ended September 30, 2008 was primarily attributable to decreased revenue for the three month period, as discussed above, and increased loss and loss adjustment expenses for both the three and nine month periods primarily attributable to third quarter net hurricane losses..

Third Quarter 2008 as Compared to Third Quarter 2007

The following is additional business segment information for the three months ended September 30, 2008 and 2007 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended September 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,957	$36,295	$14,763	$-	$70,015

Gross premiums written	18,954	25,288	14,763	-	59,005
Ceded premiums written	(1,274)	(1,219)	-	-	(2,493)
Net premiums written	17,680	24,069	14,763	-	56,512
Change in unearned premiums	1,784	650	(18)	-	2,416
Net premiums earned	19,464	24,719	14,745	-	58,928

Total revenues	20,280	30,245	16,053	(1,589)	64,989

Losses and loss adjustment expenses	13,239	16,287	9,455	-	38,981

Pre-tax income (loss), net of minority interest	887	745	2,544	(4,030)	146

Net loss ratio (2)	68.0%	65.9%	64.1%		66.2%
Net expense ratio (2)	27.4%	31.1%	22.6%		28.8%
Net combined ratio (2)	95.4%	97.0%	86.7%		95.0%

	Three Months Ended September 30, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$21,945	$37,919	$14,854	$-	$74,718

Gross premiums written	21,918	25,531	14,855	-	62,304
Ceded premiums written	386	(827)	-	-	(441)
Net premiums written	22,304	24,704	14,855	-	61,863
Change in unearned premiums	(311)	(870)	(919)	-	(2,100)
Net premiums earned	21,993	23,834	13,936	-	59,763

Total revenues	23,718	32,910	15,185	743	72,556

Losses and loss adjustment expenses	13,513	13,682	9,532	(4)	36,723

Pre-tax income (loss)	3,702	6,500	1,854	(1,909)	10,147

Net loss ratio (2)	61.4%	57.4%	68.4%		61.4%
Net expense ratio (2)	27.1%	30.6%	22.9%		27.5%
Net combined ratio (2)	88.5%	88.0%	91.3%		88.9%

(1)
Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers where we receive commission revenue.

(2)
The net loss ratio is calculated as incurred losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as underwriting expenses of our insurance company subsidiaries (which include provisional ceding commissions, direct agent commissions, premium taxes and assessments, professional fees, other general underwriting expenses and allocated overhead expenses) and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $19.0 million for the three months ended September 30, 2008, which was $2.9 million less than the $21.9 million for the three months ended September 30, 2007. Net premiums written were $17.7 million for the three months ended September 30, 2008 as compared to the $22.3 million reported for the same period in 2007. The primary reasons for the decline in premiums were general economic conditions and our continued underwriting discipline in an increasingly competitive marketplace..

Total revenue for the Standard Commercial Segment was $20.3 million for the three months ended September 30, 2008 as compared to $23.7 million for the same period in 2007. This $3.4 million decrease was due primarily to decreased earned premium of $2.5 million as well as decreased contingent commissions of $0.7 million related to unfavorable loss development on prior accident years during the third quarter of 2008 as compared to the same period for 2007.

Pre-tax income for our Standard Commercial Segment of $0.9 million for the third quarter of 2008 decreased $2.8 million from the $3.7 million reported for the third quarter of 2007. The decreased revenue discussed above was the primary reason for the decrease in pre-tax income, partially offset by lower losses and loss adjustment expense of $0.3 million for the quarter and lower operating expenses of $0.3 million due to lower production related costs. Losses and loss adjustment expense decreased despite $3.3 million of incurred losses net of reinsurance attributable to hurricane damage during the quarter.

The net loss ratio of 68.0% for the three months ended September 30, 2008 as compared to 61.4% for the prior year was unfavorably impacted by hurricane related losses net of reinsurance for the three months ended September 30, 2008. The gross loss ratio was 89.7% for the three months ended September 30, 2008 as compared to 59.6% for the same period the prior year. The gross loss results for the three months ended September 30, 2008 included $8.8 million of hurricane related losses partially offset by $0.4 million of favorable prior year development as compared to unfavorable loss development on prior accident years of $0.4 million recognized during the same period of 2007. Hurricane losses accounted for 42.3% of the gross loss ratio and 17.1% of the net loss ratio for the quarter. The Standard Commercial Segment reported net expense ratios of 27.4% and 27.1% for the second quarters of 2008 and 2007, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the third quarter of 2008 were $25.3 million, which was $0.2 million less than the $25.5 million reported for the same period in 2007. Net premiums written for the third quarter of 2008 were $24.1 million, which was $0.6 million less than the $24.7 million reported for the same period in 2007. The decrease in premium volume was due to general economic conditions and our continued underwriting discipline in an increasingly competitive marketplace in both the excess and surplus and general aviation markets.

Total revenue for the Specialty Commercial Segment of $30.2 million for the third quarter of 2008 was $2.7 million less than the $32.9 million reported in the third quarter of 2007. This 8% decrease in revenue was largely due to lower commission income of $2.2 million primarily as a result of retaining a higher percentage of the business produced by an agency subsidiary, reduced contingent commission of $1.2 million resulting from the impact of hurricane losses, and decreased investment income of $0.1 million, partially offset by increased net premiums earned of $0.9 million for the quarter as a result of the increased retention of business.

Pre-tax income for the Specialty Commercial Segment of $0.7 million for the third quarter of 2008 decreased $5.8 million from the $6.5 million reported for the same period in 2007. The decline in pre-tax income was primarily attributable to decreased revenue, discussed above, as well as increased losses and loss adjustment expenses of $2.6 million. Incurred losses net of reinsurance of $2.7 million from hurricane damage was the primary cause of the increase in losses and loss adjustment expense. Pre-tax income was also impacted by higher other operating expenses of $1.2 million as a result of a premium receivable write-off due to the default of a producer in our TGA Operating Unit, partially offset by decreased production related expenses of $0.8 million due to lower produced premium.

The Specialty Commercial Segment reported a net loss ratio of 65.9% for the third quarter of 2008 as compared to 57.4% for the third quarter of 2007. In addition to hurricane related losses, unfavorable prior accident year development of $0.5 million for the third quarter of 2008 as compared to favorable prior accident year development of $1.0 million during the same period of 2007 adversely impacted the net loss ratio. Hurricane losses accounted for 10.8% of the net loss ratio for the quarter. The Specialty Commercial Segment reported a net expense ratio of 31.1% for the third quarter of 2008, as compared to 30.6% for the third quarter of 2007.

Personal Segment

Net premium written for our Personal Segment decreased $0.1 million during the third quarter of 2008 to $14.8 million compared to $14.9 million in the third quarter of 2007.

Total revenue for the Personal Segment increased 6% to $16.1 million for the third quarter of 2008 from $15.2 million for the same period in 2007. The primary reason for the increase was higher earned premium of $0.8 million.

Pre-tax income for the Personal Segment was $2.5 million for the three months ended September 30, 2008 as compared to $1.9 million for the same period in 2007. The increased revenue, as discussed above, was partially offset by increased operating expenses of $0.3 million.

The Personal Segment reported a net loss ratio of 64.1% for the third quarter of 2008 as compared to 68.4% for the same period in 2007. The decline in the net loss ratio results from a change in current accident year loss estimates. We recognized $0.2 million of favorable prior accident year development in both the third quarter 2008 and 2007. The Personal Segment reported a net expense ratio of 22.6% for the third quarter of 2008 as compared to 22.9% for the third quarter of 2007. The decrease in the net expense ratio was mainly due to increased finance charges and fixed overhead allocations in relation to earned premium.

Corporate

Corporate revenue decreased $2.3 million for the three months ended September 30, 2008. Recognized losses of $2.5 million on our investment portfolio as compared to recognized gains of $0.4 million during the same period in 2007 was partially offset by increased investment income of $0.6 million due to changes in capital allocation. The recognized losses on our investment portfolio included a $3.0 million impairment for a Washington Mutual senior debt security.

Corporate pre-tax loss was $4.0 million for the third quarter of 2008 as compared to $1.9 million for the same period in 2007. Contributing to the increased loss in addition to the decreased revenue discussed above was increased interest expense of $0.2 million due primarily to the issuance of trust preferred securities in August 2007 partially offset by decreased operating expense of $0.4 million.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

The following is additional business segment information for the nine months ended September 30, 2008 and 2007 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Nine Months Ended September 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$62,330	$104,302	$46,643	$-	$213,275

Gross premiums written	62,327	77,387	46,643	-	186,357
Ceded premiums written	(3,667)	(2,836)	-	-	(6,503)
Net premiums written	58,660	74,551	46,643	-	179,854
Change in unearned premiums	2,224	(1,900)	(2,242)	-	(1,918)
Net premiums earned	60,884	72,651	44,401	-	177,936

Total revenues	64,617	94,617	48,277	983	208,494

Losses and loss adjustment expenses	36,218	45,266	29,030	-	110,514

Pre-tax income (loss), net of minority interest	9,104	12,601	7,047	(7,224)	21,528

Net loss ratio (2)	59.5%	62.3%	65.4%		62.1%
Net expense ratio (2)	27.2%	30.7%	22.2%		28.9%
Net combined ratio (2)	86.7%	93.0%	87.6%		91.0%

	Nine Months Ended September 30, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$70,246	$118,232	$43,228	$-	$231,706

Gross premiums written	70,139	80,172	43,228	-	193,539
Ceded premiums written	(5,053)	(3,556)	-	-	(8,609)
Net premiums written	65,086	76,616	43,228	-	184,930
Change in unearned premiums	(2,966)	(12,100)	(3,143)	-	(18,209)
Net premiums earned	62,120	64,516	40,085	-	166,721

Total revenues	65,488	93,986	43,654	2,122	205,250

Losses and loss adjustment expenses	37,621	35,398	26,612	(11)	99,620

Pre-tax income (loss)	9,125	20,627	6,148	(5,108)	30,792

Net loss ratio (2)	60.6%	54.9%	66.4%		59.8%
Net expense ratio (2)	27.3%	31.4%	23.1%		27.9%
Net combined ratio (2)	87.9%	86.3%	89.5%		87.7%

(1) Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers where we receive commission revenue.
(2) The net loss ratio is calculated as incurred losses and loss adjustment expenses divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as underwriting expenses of our insurance company subsidiaries (which include provisional ceding commissions, direct agent commissions, premium taxes and assessments, professional fees, other general underwriting expenses and allocated overhead expenses) and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $62.3 million for the nine months ended September 30, 2008, or 11% less than the $70.1 million reported for the same period in 2007. Net premiums written were $58.7 million for the nine months ended September 30, 2008 as compared to $65.1 million reported for the same period in 2007. The primary reasons for the decline in premiums were general economic conditions and our continued underwriting discipline in an increasingly competitive marketplace.

Total revenue for the Standard Commercial Segment of $64.6 million for the nine months ended September 30, 2008 was $0.9 million less than the $65.5 million reported during the nine months ended September 30, 2007. This decrease in total revenue was primarily due to lower earned premium of $1.2 million and lower processing and service fees of $0.4 million. These decreases in revenue were partially offset by increased contingent commissions of $0.6 million related to favorable loss development on prior accident years during 2008 compared to the same period for 2007 and increased net investment income of $0.1 million.

Pre-tax income for our Standard Commercial Segment of $9.1 million for the nine months ended September 30, 2008 remained relatively unchanged for the same period of 2007. As discussed above revenues decreased $0.9 million and operating expenses increased $0.6 million due predominately to employee growth. These changes were offset by lower loss and loss adjustment expenses of $1.4 million despite $3.3 million of incurred losses net of reinsurance attributable to hurricane damage during the third quarter.

The net loss ratio for the nine months ended September 30, 2008 was 59.5% as compared to the 60.6% reported for the same period of 2007. The gross loss ratio before reinsurance was 65.6% for the nine months ended September 30, 2008 as compared to 58.2% for the same period the prior year. The gross loss results for the nine months ended September 30, 2008 included $8.8 million of hurricane related losses and $2.6 million of favorable prior year development as compared to favorable prior year development of $0.8 million recognized during the same period of 2007. Hurricane losses accounted for 13.6% of the gross loss ratio and 5.5% of the net loss ratio for the nine months ended September 30, 2008. The Standard Commercial Segment reported net expense ratios of 27.2% and 27.3% for the nine months ended September 30, 2008 and 2007, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first nine months of 2008 were $77.4 million, or 3% less than the $80.2 million reported for the same period in 2007. Net premiums written for the first nine months of 2008 were $74.6 million, or 3% less than the $76.6 million reported for the same period in 2007. The decrease in premium volume was due to general economic conditions and our continued underwriting discipline in an increasingly competitive marketplace in both the excess and surplus and general aviation markets.

Total revenue for the Specialty Commercial Segment of $94.6 million for the first nine months of 2008 was $0.6 million more than the $94.0 million reported in the first nine months of 2007. This increase in revenue was largely due to increased net premiums earned of $8.1 million for the first nine months of 2008 as a result of the increased retention of business. This increase in revenue was partially offset by lower ceding commission and fee revenue of $6.4 million due primarily to the Company retaining a higher percentage of the business produced by an agency subsidiary and reduced contingent commission during the third quarter of 2008 of $1.2 million resulting from the impact of hurricane losses.

Pre-tax income for the Specialty Commercial Segment of $12.6 million for the first nine months of 2008 decreased $8.0 million, or 39%, from the $20.6 million reported for the same period in 2007. This decrease in pre-tax income was primarily due to increased losses and loss adjustment expenses of $9.9 million, including $2.7 million of incurred losses net of reinsurance attributable to hurricane damage during the third quarter of 2008. A $1.2 million write-off of a premium receivable due to the default of a producer in our TGA Operating Unit, partially offset by the increased revenue discussed above and by decreased production related expenses of $2.4 million due to lower produced premium, also contributed to the decline in pre-tax income.

The Specialty Commercial Segment reported a net loss ratio of 62.3% for the first nine months of 2008 as compared to 54.9% for the first nine months of 2007. In addition to hurricane losses, $1.4 million of unfavorable prior year development as compared to favorable prior year development of $1.9 million during the same period of 2007 adversely impacted the net loss ratio. Hurricane losses accounted for 3.7% of the net loss ratio for the nine months ended September 30, 2008.

The Specialty Commercial Segment reported a net expense ratio of 30.7% for the first nine months of 2008 as compared to 31.4% for the first nine months of 2007. The decrease in the net expense ratio was primarily due to increased retention on our catastrophe reinsurance and commercial property per risk reinsurance programs during the first nine months of 2008 as compared to the same period in 2007.

Personal Segment

Net premium written for our Personal Segment increased $3.4 million during the first nine months of 2008 to $46.6 million compared to $43.2 million in the first nine months of 2007. The increase in premium was due mostly to continued geographic expansion that began in 2007.

Total revenue for the Personal Segment increased 11% to $48.3 million for the first nine months of 2008 from $43.7 million for the same period in 2007. Higher earned premium of $4.3 million was the primary reason for the increase in revenue for the period. Increased finance charges of $0.5 million were partially offset by lower third party commission revenue of $0.1 million.

Pre-tax income for the Personal Segment was $7.0 million for the nine months ended September 30, 2008 as compared to $6.1 million for the same period in 2007. The increased revenue, as discussed above, was offset by increased losses and loss adjustment expenses of $2.4 million and increased operating expenses of $1.3 million due mostly to production related expenses attributable to the increased earned premium.

The Personal Segment reported a net loss ratio of 65.4% for the first nine months of 2008 as compared to 66.4% for the same period in 2007. This decrease in the net loss ratio is primarily driven by favorable prior year development and the maturing of the new business impact associated with geographic expansion. We recognized $0.8 million of favorable prior accident year development during the first nine months 2008 as compared to $0.3 million of favorable prior year development during the first nine months of 2007.

The Personal Segment reported a net expense ratio of 22.2% for the first nine months of 2008 as compared to 23.1% for the first nine months of 2007. The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations in relation to earned premium.

Corporate

Corporate revenue decreased $1.1 million for the first nine months of 2008 as compared to the same period in 2007. The decrease was primarily due to recognized losses on our investment portfolio of $1.4 million as compared to recognized gains of $1.3 million during the prior year. The 2008 recognized losses include a $3.0 million impairment of a Washington Mutual senior debt security. Net investment income increased $1.6 million due primarily to changes in capital allocation during the first nine months of 2008 compare to the same period in 2007.

Corporate pre-tax loss was $7.2 million for the first nine months of 2008 compared to $5.1 million for the same period in 2007. The decrease in revenue discussed above was compounded by increased interest expense of $1.0 million due primarily to the issuance of trust preferred securities in August 2007.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2008, Hallmark had $14.1 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $2.4 million as of September 30, 2008.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2008, our insurance company subsidiaries’ ordinary dividend capacity is $16.3 million. None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2008 or the 2007 fiscal year.

Comparison of September 30, 2008 to December 31, 2007

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2008 were $359.7 million compared to $411.7 million at December 31, 2007. Settlement of receivables and payables for securities during the first quarter of 2008, as well as a decline in market value for the period, contributed to this decrease in our cash and investments. At September 30, 2008, 91% of our investments were rated investment grade and had an average duration of 3.4 years, including approximately 42% that were held in short-term investments. We classify our bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $7.3 million (net of tax effects) at September 30, 2008. (See Note 6 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report.)

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Net cash provided by our consolidated operating activities was $37.2 million for the first nine months of 2008 compared to $61.8 million for the first nine months of 2007. The decrease in operating cash flow was primarily due to increased paid losses from the maturing of retained business growth and hurricane related losses during the third quarter of 2008.

Net cash used in investing activities during the first nine months of 2008 was $149.9 million as compared to $90.8 million for the same period in 2007. Contributing to the increase in cash used in investing activities was an increase of $71.2 million in purchases of debt and equity securities, a $79.6 million increase in net purchases of short-term investments, a $5.2 million reduction in restricted cash, and a net cash payment of $14.8 million, net of cash acquired for the acquisition of the Heath Group during the third quarter of 2008, partially offset by a $111.8 million increase in maturities and redemptions of investment securities.

Cash used in financing activities during the first nine months of 2008 was $8.9 million as compared to $9.2 million provided by financing activities for the same period of 2007. The cash used in both periods was primarily for the payment of deferred guaranteed consideration to the sellers of the subsidiaries comprising our TGA Operating Unit. As of September 30, 2008 we had fully repaid our obligation to the sellers. The cash provided during 2007 primarily related to the issuance of trust preferred securities in August 2007.

Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Credit Facilities

  On June 29, 2005, we entered into a credit facility with The Frost National Bank. The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of substantially all of our assets. The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2008, we were in compliance with all of our covenants. As of September 30, 2008, we had $5.1 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of September 30, 2008, the note balance was $30.9 million. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. As of September 30, 2008, the note balance was $25.8 million. Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008. We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million was paid on January 2, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing. We secured payment of these installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers. We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account). As of September 30, 2008 we had fully repaid our obligation to the sellers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2008, there had been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Exhibit Number	Description

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: November 12, 2008	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2008	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)