Form 10-K
period 2008-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2009-03-27
CIK 819913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    DECEMBER 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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
Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $57,096,612

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  20,863,670 shares of common stock, $.18 par value per share, outstanding as of March 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Unless the context requires otherwise, in this Form 10-K the term “Hallmark” refers solely to Hallmark Financial Services, Inc. and the terms “we,” “our,” and “us” refer to Hallmark and its subsidiaries.  The direct and indirect subsidiaries of Hallmark are referred to in this Form 10-K  in the manner identified in the chart under “Item 1. Business – Operational Structure.”

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

The forward-looking statements included in this Form 10-K are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to these forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, legislative initiatives, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.  In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved.

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

We market, distribute, underwrite and service our property/casualty insurance products through five operating units, each of which has a specific focus.   Our AHIS Operating Unit (formerly known as HGA Operating Unit) primarily handles standard commercial insurance, our TGA Operating Unit concentrates on excess and surplus lines commercial insurance, our Aerospace Operating Unit specializes in general aviation insurance, our Heath XS Operating Unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and our Personal Lines Operating Unit (formerly known as Phoenix Operating Unit) focuses on non-standard personal automobile insurance.  The subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were acquired effective January 1, 2006.  The subsidiaries comprising our Heath XS Operating Unit were acquired effective August 29, 2008.

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

We expect future growth to be derived from increased retention of the premiums we write, organic growth in the premium production of our existing operating units and selected, opportunistic acquisitions that meet our criteria.  For the year ended December 31, 2008, approximately 82% of the total premium we produced was retained by our insurance company subsidiaries, while the remaining 18% was written for or ceded to unaffiliated insurers. We expect to continue to increase our retention of the total premium we produce.  We believe increasing our overall retention will drive greater near-term profitability than focusing solely on growth in premium production and market share.

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

Our AHIS Operating Unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market.  These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages.  Our AHIS Operating Unit currently markets its products through a network of approximately 230 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, and Wyoming.

Our TGA Operating Unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market.  Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.  Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation.  Our TGA Operating Unit primarily writes general liability, commercial automobile and commercial property policies.  Our TGA Operating Unit markets its products through 39 independent general agencies with offices in Texas, Louisiana, Oklahoma and Arkansas, as well as 768 independent retail agents.

Our Aerospace Operating Unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports.   The aircraft liability and hull insurance products underwritten by our Aerospace Operating Unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier.  Airport liability insurance is marketed to smaller, regional airports.  Our Aerospace Operating Unit markets these general aviation insurance products through approximately 200 independent specialty brokers in 48 states.

Our Heath XS Operating Unit offers small and middle market excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis focusing exclusively on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Heath XS Operating Unit markets its products through 105 wholesale brokers in all 50 states.

Our Personal Lines Operating Unit offers non-standard personal automobile policies which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources.  Our Personal Lines Operating Unit also provides personal products complementary to non-standard personal automobile such as low value dwelling/homeowners, renters and motorcycle policies. Our Personal Lines Operating Unit markets these policies through 2,054 independent retail agents in 17 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”) (formerly known as Phoenix Indemnity Insurance Company) and Hallmark Specialty Insurance Company (“HSIC”). Our insurance company subsidiaries have entered into a pooling arrangement, pursuant to which AHIC retains 46.0% of the net premiums written, HIC retains 34.1% of the net premiums written and HSIC retains 19.9% of the net premiums written.  A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of our three insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.

Our five operating units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment presently consists solely of the AHIS Operating Unit and the Personal Segment presently consists solely of our Personal Lines Operating Unit.  The Specialty Commercial Segment includes our TGA Operating Unit, Aerospace Operating Unit, and Heath XS Operating Unit.  The following table displays the gross premiums produced by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2008, 2007 and 2006, as well as the gross premiums written and net premiums written by our insurance subsidiaries for these reportable segments for the same periods.

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Gross Premiums Produced:
Standard Commercial Segment	$80,193	$90,985	$91,679
Specialty Commercial Segment (1)	146,054	151,003	156,490
Personal Segment	60,834	55,916	45,135
Total	$287,081	$297,904	$293,304

Gross Premiums Written:
Standard Commercial Segment	$80,190	$90,868	$91,070
Specialty Commercial Segment (1)	102,825	102,688	77,740
Personal Segment	60,834	55,916	45,135
Total	$243,849	$249,472	$213,945

Net Premiums Written:
Standard Commercial Segment	$75,361	$84,595	$82,220
Specialty Commercial Segment (1)	98,732	98,300	75,573
Personal Segment	60,834	55,916	45,135
Total	$234,927	$238,811	$202,928

[1]	The Heath XS Operating Unit included in the Specialty Commercial Segment was acquired effective August 29, 2008 and, therefore, is not included in the years ended December 31, 2007 and 2006.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2008.

Standard Commercial Segment / AHIS Operating Unit

The Standard Commercial Segment of our business presently consists solely of our AHIS Operating Unit.  Our AHIS Operating Unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, and Wyoming.  The subsidiaries comprising our AHIS Operating Unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company.  American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results.  The typical customer is a small- to medium-sized business with a policy that covers property, general liability and automobile exposures.  Our AHIS Operating Unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures.  ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services.  Products offered by our AHIS Operating Unit include the following:

●
Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

●
General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

●
Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.

●
Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

●	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

●
Business owner’s. Business owner’s insurance provides a package of coverage designed for small- to medium-sized businesses with homogeneous risk profiles.  Coverage includes general liability, commercial property and commercial automobile.

Our AHIS Operating Unit markets its property/casualty insurance products through approximately 230 independent agencies operating in its target markets.  Our AHIS Operating Unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity.  Our AHIS Operating Unit also strives to provide its independent agents with convenient access to product information and personalized service.  As a result, the Standard Commercial Segment has historically maintained excellent relationships with its producing agents, as evidenced by the 19-year average tenure of the 24 agency groups which each produced more than $1.0 million in premium during the year ended December 31, 2008.  During 2008, the top ten agency groups produced approximately 39%, and no individual agency group produced more than 7%, of the total premium volume of our AHIS Operating Unit.

Our AHIS Operating Unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy.  Umbrella policies are written only when our AHIS Operating Unit also writes the insured’s underlying general liability and commercial automobile coverage. Through December 31, 2005, our AHIS Operating Unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer.  Our AHIS Operating Unit earns a commission based on a percentage of the earned premium it produced for Clarendon.  The commission percentage is determined by the underwriting results of the policies produced.  ECM receives a claim servicing fee based on a percentage of the earned premium produced, with a portion deferred for casualty claims.  On July 1, 2005, our AHIS Operating Unit began marketing new policies for AHIC and presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our AHIS Operating Unit are for a term of 12 months.  If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that allows the insured to pay 20% down and the remaining payments over eight months.  We charge a flat $7.50 installment fee per payment for the installment payment plan.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our TGA Operating Unit, our Aerospace Operating Unit, and our Heath XS Operating Unit.  All of the subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were acquired effective January 1, 2006.  The subsidiaries comprising our Heath XS Operating Unit were acquired effective August 29, 2008.  During 2008, our TGA Operating Unit accounted for approximately 74% of the aggregate premiums produced by the Specialty Commercial Segment, with our Aerospace Operating Unit and Heath XS Operating Unit accounting for 17% and 9%, respectively.

TGA Operating Unit.  Our TGA Operating Unit markets, underwrites, finances and services commercial lines insurance in Texas, Louisiana, Arkansas, Oklahoma, and Oregon with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis.  Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.  Our TGA Operating Unit also markets, underwrites and services certain non-strategic legacy personal lines insurance products in Texas, including dwelling fire and homeowners coverages. The subsidiaries comprising our TGA Operating Unit include TGA, which is a regional managing general agency, TGASRI and PAAC, which provides premium financing for policies marketed by TGA and certain unaffiliated general and retail agents. TGA accounts for approximately 95% of the premium volume financed by PAAC.

Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation.  During 2008, commercial automobile, general liability and commercial property insurance accounted for approximately 97% of the premiums produced by our TGA Operating Unit.  Target risks for commercial automobile insurance are small- to medium-sized businesses with ten or fewer vehicles which include artisan contractors, local light- to medium-service vehicles and retail delivery vehicles. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premiums exposures.  Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000.  The commercial insurance products offered by our TGA Operating Unit include the following:

●
Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

●
General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

●
Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, theft and business interruption losses caused by fire, wind, hail, water damage,  vandalism and other insured perils. Windstorm, hurricane and hail are generally excluded in coastal areas.

Our TGA Operating Unit produces business through a network of 39 general agents with 60 offices in five states, as well as through 768 retail agents.   Our TGA Operating Unit strives to simplify the placement of its excess and surplus lines policies by providing prompt quotes and signature-ready applications to its independent agents. During 2008, general agents accounted for approximately 78% of total premiums produced by our TGA Operating Unit, with the remaining 22% being produced by retail agents.  During 2008, the top ten general agents produced approximately 50%, and no general agent produced more than 10%, of the total premium volume of our TGA Operating Unit.  During the same period, the top ten retail agents produced approximately 4%, and no retail agent produced more than 1%, of the total premium volume of our TGA Operating Unit.

Through 2008, all business of our TGA Operating Unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”) which granted our TGA Operating Unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims.  During 2006, 2007, and 2008, AHIC assumed 50%, 60%, and 70%, respectively, of the premium written under this fronting agreement pursuant to a reinsurance agreement with Republic which expires on December 31, 2009.  During 2009, Republic will continue to front certain Texas commercial auto coverages, but AHIC will retain 100% of the written premium produced.  Commission revenue is generated under the fronting agreement on the portion of premiums not assumed by AHIC.  An additional commission may be earned if certain loss ratio targets are met. Additional revenue is generated from fully earned policy fees and installment billing fees charged on the legacy personal lines products.

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

Aerospace Operating Unit.  Our Aerospace Operating Unit markets, underwrites and services general aviation property/casualty insurance in 48 states.  The subsidiaries comprising our Aerospace Operating Unit include Aerospace Insurance Managers, which markets standard aviation coverages, ASRI, which markets excess and surplus lines aviation coverages, and ACMG, which handles claims management.  Aerospace Insurance Managers is one of only a few similar entities in the U.S. and has focused on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses.  Products offered by our Aerospace Operating Unit include the following:

●
Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.

●	Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.

Our Aerospace Operating Unit generates its business through approximately 200 aviation specialty brokers.  These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Aerospace Operating Unit selectively determine the risks fitting its target niche for which it will prepare a quote.  During 2008, the top ten independent specialty brokers produced approximately 31%, and no broker produced more than 6%, of the total premium volume of our Aerospace Operating Unit.

Our Aerospace Operating Unit independently develops, underwrites and prices each coverage written.  We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft.  We also target pilots who may be over the age limits of other insurers.  We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing.  Liability limits are controlled, with approximately 93% of the aircraft written in 2008 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less.  The average insured aircraft hull value for aircraft written in 2008 was approximately $145,000.

Prior to July 1, 2006, our Aerospace Operating Unit produced policies for American National Property & Casualty Insurance Company (“ANPAC”) under a reinsurance program which ceded 100% of the business to several reinsurers.  Under this arrangement, revenue was generated primarily from commissions based on written premiums net of cancellations and endorsement return premiums. An additional commission may be earned based upon the profitability of the business to the reinsurers.  Beginning July 1, 2006, we began issuing general aviation policies through our insurance companies and currently 40 of the 48 states are written through our insurance companies with the remaining eight states written under a fronting arrangement with ANPAC and reinsured by AHIC.

Heath XS Operating Unit. Our Heath XS Operating Unit offers small and middle market excess commercial transportation and commercial umbrella risks on both an admitted and non-admitted basis focusing exclusively on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Heath XS Operating Unit markets its products through 105 wholesale brokers in all 50 states.  During 2008, excess commercial automobile accounted for 95.5% of the premiums produced by our Heath XS Operating Unit, with the remaining 4.5% coming from commercial umbrella risks.  The commercial insurance products offered by our Heath XS Operating Unit include the following:

•
Excess commercial automobile.   Liability insurance designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of automobile, general liability and employers liability insurance.  The excess insurance does not begin until the limits of liability in the primary layer have been exhausted.  The excess layer provides not only higher limits, but catastrophic protection for large losses.

•
Excess commercial umbrella risks.  Liability insurance protecting businesses for bodily injury, personal and advertising injury, or property damage claims in excess of the limits of their primary commercial automobile, general liability and employers liability policies, and for some claims excluded by their primary policies  (subject to a deductible).  Umbrella liability provides not only higher limits, but catastrophic protection for large losses.

All business of our Heath XS Operating Unit is currently produced under an agency agreement with The ACE Companies (“ACE”) which grants our Heath XS Operating Unit the authority to develop underwriting programs, set rates, appoint wholesale brokers, and underwrite risks.  Effective November 1, 2008, under a quota share reinsurance agreement with ACE, AHIC assumes 35% of the premiums written by our Heath XS Operating Unit.

Personal Segment / Personal Lines Operating Unit

The Personal Segment of our business presently consists solely of our Personal Lines Operating Unit.  Our Personal Lines Operating Unit markets and services non-standard personal automobile policies and low value dwelling/homeowners, renters and motorcycle coverage in 17 states.  We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources.  Products offered by our Personal Lines Operating Unit include the following:

●
Personal automobile liability. Personal automobile liability insurance provides coverage primarily at the minimum limits required by law for automobile liability exposures, including bodily injury and property damage, arising from accidents involving the insured.

●
Personal automobile physical damage. Personal automobile physical damage insurance provides collision and comprehensive coverage for physical damage exposure to the insured vehicle as a result of an accident with another vehicle or object or as a result of causes other than collision such as vandalism, theft, wind, hail or water.

●
Low value dwelling/homeowners.  Low value dwelling/homeowners insurance provides coverage against insured’s property being destroyed or damaged by various perils and coverage for liability exposure of the insured.

●
Renters.  Renters insurance provides coverage for the contents of a renter’s home or apartment and for liability.  Renter’s policies are similar to homeowners insurance, except they do not cover the structure.

●
Motorcycle. Motorcycle insurance provides coverage similar to the personal automobile products.  A motorcycle policy is generally utilized for vehicles that do not qualify for a personal automobile policy because they have fewer than four wheels.  Passenger liability may be included or excluded depending on customer choice or regulatory requirements.

Our Personal Lines Operating Unit markets its non-standard personal automobile policies through 2,054 independent agents operating in its target geographic markets.  Subject to certain criteria, our Personal Lines Operating Unit seeks to maximize the number of agents appointed in each geographic area in order to more effectively penetrate its highly competitive markets. However, our Personal Lines Operating Unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2008, the top ten independent agency groups produced approximately 14%, and no individual agency group produced more than 3%, of the total premium volume of our Personal Lines Operating Unit.

During 2008, personal automobile liability coverage accounted for approximately 75% and personal automobile physical damage coverage accounted for the remaining 25% of the total premiums produced by our Personal Lines Operating Unit.  American Hallmark General Agency, Inc. currently offers one-, two-, three-, six- and twelve-month policies.   Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year's premium in advance.  Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis.  We charge installment fees for each payment under the direct bill program.

Our Personal Lines Operating Unit markets non-standard personal automobile, low value/dwelling homeowners, renters and motorcycle policies in 17 states directly for HIC.  In Texas, our Personal Lines Operating Unit markets its policies both through reinsurance arrangements with unaffiliated companies and, since the fourth quarter of 2005, directly for HIC. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”).  American Hallmark General Agency, Inc. holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies.  HIC reinsures 100% of the OACM policies produced by American Hallmark General Agency, Inc. under these reinsurance arrangements.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•
Specialized market knowledge and underwriting expertise.  All of our operating units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products.  Our Personal Lines Operating Unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our AHIS Operating Unit has significant underwriting experience in its target markets for standard commercial property/casualty insurance products.  In addition, our TGA Operating Unit, Aerospace Operating Unit, and Heath XS Operating Unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

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

•
Market diversification.  We believe that operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks.  We also believe our operating units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities.  We believe that this market diversification reduces our risk profile and enhances our profitability.

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

•
Increasing the retention of business written by our operating units.  Our operating units have a strong track record of writing profitable business in their target markets.  Historically, the majority of those premiums were retained by unaffiliated insurers.  During 2005, we increased the capital of our insurance company subsidiaries which has enabled us to retain significantly more of the premiums our operating units produce.  We expect to continue to increase the portion of our premium production retained by our insurance company subsidiaries.  We believe that the underwriting profit earned from this retained business will drive our profitability growth in the near-term.

•
Achieving organic growth in our existing business lines.  We believe that we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base.  We believe that our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets.  We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency.  In addition, we believe there is an opportunity for some of our operating units to further penetrate their existing customer bases with additional products offered by other operating units.

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

Except for the products of our Aerospace Operating Unit and our Heath XS Operating Unit, the distribution of property/casualty insurance products by our business segments is geographically concentrated.  For the twelve months ended December 31, 2008, five states accounted for approximately 75% of the gross premiums retained by our insurance subsidiaries.  The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2008.

	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
	(dollars in thousands)

Texas	$23,004	$71,139	$13,375	$107,518	44.1%
Oregon	24,319	384	1,413	26,116	10.7%
New Mexico	12,856	472	9,089	22,417	9.2%
Idaho	11,574	333	1,803	13,710	5.6%
Arizona	-	861	12,810	13,671	5.6%
All other states	8,437	29,636	22,344	60,417	24.8%

Total gross premiums written	$80,190	$102,825	$60,834	$243,849
Percent of total	32.9%	42.2%	24.9%	100.0%

Underwriting

The underwriting process employed by our operating units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept.  Each of our operating units offering commercial or aviation insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that operating unit.  We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial and aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective operating units.

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

An insurance company's underwriting performance is traditionally measured by its statutory loss and loss adjustment expense ratio, its statutory expense ratio and its statutory combined ratio.  The statutory loss and loss adjustment expense ratio, which is calculated as the ratio of net losses and loss adjustment expenses (“LAE”) incurred to net premiums earned, helps to assess the adequacy of the insurer’s rates, the propriety of its underwriting guidelines and the performance of its claims department.  The statutory expense ratio, which is calculated as the ratio of underwriting and operating expenses to net premiums written, assists in measuring the insurer’s cost of processing and managing the business.  The statutory combined ratio, which is the sum of the statutory loss and LAE ratio and the statutory expense ratio, is indicative of the overall profitability of an insurer’s underwriting activities, with a combined ratio of less than 100% indicating profitable underwriting results.

The following table shows, for the periods indicated, (i) our gross premiums written (in thousands); and (ii) our underwriting results as measured by the net statutory loss and LAE ratio, the statutory expense ratio, and the statutory combined ratio.

	Year Ended December 31,
	2008	2007	2006
Gross premiums written	$243,849	$249,472	$213,945

Statutory loss & LAE ratio	63.4%	61.5%	61.5%
Statutory expense ratio	30.9%	30.0%	29.4%
Statutory combined ratio	94.3%	91.5%	90.9%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities.  Insurance companies are expected to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2008, 2007, and 2006, our consolidated premium-to-surplus ratios were 170%, 181% and 181%, respectively.   The decrease in premium-to-surplus percentage in 2008 reflects lower net written premiums by the Standard Commercial Segment offset by additional retention of premiums produced by the Specialty Commercial Segment, as well as increased premiums written in the Personal Segment.

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

Each of our operating units maintains its own dedicated staff of specialized claims personnel to manage and administer claims arising under policies produced through their respective operations.  The claims process is managed through a combination of experienced claims managers, seasoned claims supervisors, trained staff adjusters and independent adjustment or appraisal services, when appropriate. All adjusters are licensed in those jurisdictions for which they handle claims that require licensing. Limits on settlement authority are established for each claims supervisor and staff adjuster based on their level of experience.  Independent adjusters have no claim settlement authority.  Claim exposures are periodically and systematically reviewed by claim supervisors and managers as a method of quality and loss control.  Large loss exposures are reviewed at least quarterly with senior management of the operating unit and monitored by Hallmark senior management.

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2008, our operating units had a total of 50 claims managers, supervisors and adjusters with an average of approximately 16 years experience.

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

The amount of reserves represents our estimate of the ultimate cost of all unpaid losses and LAE incurred.  These estimates are subject to the effect of trends in claim severity and frequency. We regularly review the estimates and adjust them as claims experience develops and new information becomes known.  Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years.

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

Reconciliation of reserve for unpaid losses and LAE.  The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2008, 2007 and 2006, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2008, 2007 and 2006.

	As of and for Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$120,849	$72,801	$25,997

Acquisitions of subsidiaries effective January 1	-	-	4,562

Provision for losses and LAE for claims occurring in the current period	146,059	139,332	88,294

Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	(1,815)	(6,414)	(1,177)

Payments for losses and LAE, net of reinsurance:
Current period	(64,610)	(54,809)	(28,154)
Prior periods	(50,458)	(30,061)	(16,721)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	$150,025	$120,849	$72,801

Reinsurance recoverable on unpaid losses and LAE at December 31	6,338	4,489	4,763

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$156,363	$125,338	$77,564

The $1.8 million, $6.4 million and $1.2 million favorable development in prior accident years recognized in 2008, 2007 and 2006, respectively, represent normal changes in our loss reserve estimates. In each case, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.  (See, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $1.8 million decrease in reserves for unpaid losses and LAE recognized in 2008 was attributable to $0.7 million favorable development on claims incurred in the 2007 accident year, $0.9 million favorable development on claims incurred in the 2006 accident year and $0.2 million favorable development on claims incurred in the 2005 and prior accident years.  Our AHIS Operating Unit and Personal Lines Operating Unit accounted for $2.4 million and $0.7 million, respectively, of the decrease in reserves recognized in 2008, partially offset by a $1.5 million increase in reserves in our TGA Operating Unit.   The decrease in reserves for our AHIS Operating Unit was primarily the result of favorable claims development in the 2007 accident year with respect to the commercial automobile physical damage and commercial property lines of business, offset somewhat by unfavorable development in accident year 2005 with respect to commercial package liability coverage.  The decrease in reserves for our Personal Lines Operating Unit was primarily the result of favorable claims development in accident year 2006.  The increase in reserves for our TGA Operating Unit was primarily the result of unfavorable claims development in accident years 2006 and 2007 attributable to a small number of larger than normal commercial automobile liability claims, partially offset by favorable claims development on the general liability line of business in accident years 2005 through 2007.

The $6.4 million decrease in reserves for unpaid losses and LAE recognized in 2007 was attributable to $3.2 million favorable development on claims incurred in the 2006 accident year, $1.8 million favorable development on claims incurred in the 2005 accident year and $1.4 million favorable development on claims incurred in the 2004 and prior accident years.  Our TGA Operating Unit and AHIS Operating Unit accounted for $3.7 million and $1.7 million, respectively, of the decrease in reserves for unpaid losses and LAE recognized in 2007.  Loss experience data accumulated since our acquisition of the TGA Operating Unit in January, 2006, were lower than the outside actuary’s estimate initially used to establish loss reserves.  In late 2006, our AHIS Operating Unit experienced a small number of large, late reported general liability losses from earlier accident years.  As a result of this unexpected claim development, we increased our loss reserve estimates for this business at the end of 2006.  However, subsequent experience suggested that the impact of these types of claims would be less significant in more recent accident years than originally anticipated due in part to coverage restrictions previously implemented.

The $1.2 million decrease in reserves for unpaid losses and LAE recognized in 2006 was primarily attributable to favorable loss development in our Personal Segment for accident years 2002 through 2004.  At the time these loss reserves were initially established, new management was in the process of implementing operational changes designed to improve operating results.  However, the effectiveness of these operational changes could not be accurately predicted at that time.  As additional data emerged, it became increasingly clear that the actual results from these operational enhancements were developing more favorably than originally projected.

SAP/GAAP reserve reconciliation. The differences between the reserves for unpaid losses and LAE reported in our consolidated financial statements prepared in accordance with GAAP and those reported in our annual statements filed with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department in accordance with statutory accounting practices (“SAP”) as of December 31, 2008 and 2007 are summarized below.

	As of December 31,
	2008	2007
	(in thousands)
Reserve for unpaid losses and LAE on a SAP basis (net of reinsurance recoverables on unpaid losses)	$150,024	$120,798
Unamortized risk premium reserve discount from the HIC acquisition	-	1

Estimated future unallocated LAE reserve for claim service subsidiaries	1	50

Reserve for unpaid losses and LAE on a GAAP basis (net of reinsurance recoverables on unpaid losses)	$150,025	$120,849

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 1998 through 2008.  Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us.  Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years.  Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT
As of and for Year Ended December 31

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
A. Reserve for Unpaid Losses & LAE, Net of Reinsurance Recoverables	$4,580	$5,409	$7,451	$7,919	$8,411	$21,197	$17,700	$25,997	$72,801	$120,849	$150,025

B. Net Reserve Re-estimated as of :
One year later	4,594	5,506	7,974	8,096	8,875	20,003	15,300	24,820	66,387	119,034
Two years later	4,464	5,277	7,863	8,620	8,881	19,065	15,473	24,903	68,490
Three years later	4,225	5,216	7,773	8,856	8,508	19,698	13,962	23,144
Four years later	4,179	5,095	7,901	8,860	8,446	18,551	14,166
Five years later	4,111	5,028	7,997	8,855	8,478	18,769
Six years later	4,101	5,153	7,999	8,884	8,461
Seven years later	4,209	5,153	8,026	8,669
Eight years later	4,203	5,182	8,014
Nine years later	4,227	5,170
Ten years later	4,227

C. Net Cumulative Redundancy (Deficiency)	353	239	(563)	(750)	(50)	2,428	3,534	2,853	4,311	1,815

D. Cumulative Amount of Claims Paid, Net of Reinsurance Recoveries, through:
One year later	2,791	3,229	5,377	5,691	5,845	12,217	8,073	16,721	30,061	50,458
Two years later	3,476	4,436	7,070	7,905	7,663	15,814	12,004	22,990	46,860
Three years later	3,911	4,909	7,584	8,603	8,228	18,162	13,113	24,562
Four years later	4,002	5,014	7,810	8,798	8,374	17,997	13,750
Five years later	4,051	4,966	7,960	8,821	8,417	18,415
Six years later	4,061	5,116	7,970	8,853	8,439
Seven years later	4,204	5,124	7,995	8,869
Eight years later	4,203	5,151	8,014
Nine years later	4,227	5,170
Ten years later

	2008	2007

Net Reserve, December 31	$150,025	$120,849
Reinsurance Recoverables	6,338	4,489
Gross Reserve, December 31	$156,363	$125,338

Net Re-estimated Reserve		$119,034
Re-estimated Reinsurance Recoverable		6,007
Gross Re-estimated Reserve		$125,041

Gross Cumulative Redundancy		$297

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

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years.

	Year Ended December 31,
	2008	2007	2006

Gross premiums written	$243,849	$249,472	$213,945
Ceded premiums written	(8,922)	(10,661)	(11,017)
Net premiums written	$234,927	$238,811	$202,928

Gross premiums earned	$244,656	$238,080	$162,216
Ceded premiums earned	(8,336)	(12,109)	(10,155)
Net premiums earned	$236,320	$225,971	$152,061

Reinsurance recoveries	$11,994	$3,862	$5,225

Our insurance company subsidiaries presently retain 100% of the risk associated with all policies marketed by our Personal Lines Operating Unit. Effective November 1, 2008, AHIC assumes from a third party 35% of the risk on policies written by our Heath XS Operating Unit. We currently reinsure the following exposures on business generated by our AHIS Operating Unit, our TGA Operating Unit and our Aerospace Operating Unit:

•
Property catastrophe.  Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines.  Catastrophes might include multiple claims and policyholders.  Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires.  Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount.  We utilize catastrophe models to assist in determining appropriate retention and limits to purchase.  The terms of our property catastrophe reinsurance, effective July 1, 2008, are:

o	We retain the first $3 million of property catastrophe losses; and

o
Our reinsurers reimburse us for any loss in excess of our $3 million retention up to $10 million for each catastrophic occurrence, subject to an aggregate limit of $14 million.  As a result of hurricane losses, we had ceded losses of approximately $8.5 million and had approximately $5.5 million of coverage remaining under this layer of catastrophe reinsurance at December 31, 2008; and

o	Our reinsurers reimburse us for any loss in excess of $10 million up to $25 million for each catastrophic occurrence subject to an aggregate limit of $50 million.

•
Commercial property.  Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results.  The terms of our commercial property reinsurance, effective July 1, 2008, are:

o	We retain the first $1 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5 million for each commercial property risk; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6 million.

•
Commercial casualty.  Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results.  The terms of our commercial casualty reinsurance, effective July 1, 2008, are:

o	We retain the first $1 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5 million for each commercial liability risk.

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $2.15 million of each aircraft hull or liability loss and for the next $650,000 of each airport liability loss; and

o	Risks with liability limits greater than $1 million are placed in a quota share treaty where we retain 20% of incurred losses.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations.  Our investment portfolio is composed of fixed-income and equity securities.  As of December 31, 2008, we had total invested assets of $293.5 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2008 would decrease by approximately $9.5 million.  The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2008 and 2007.

	As of December 31, 2008			As of December 31, 2007
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category
Corporate bonds	$60,547	22.5%	7.4%	$50,096	20.0%	6.8%
Municipal bonds	203,791	75.9%	8.6%	100,210	40.0%	7.2%
US Treasury bonds	4,175	1.6%	3.8%	100,050	40.0%	4.7%
Mortgage backed securities	-	0.0%	0.0%	3	0.0%	6.8%

Total	$268,513	100.0%	8.3%	$250,359	100.0%	6.1%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was A+ at December 31, 2008.  The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of December 31, 2008 and 2007:

	As of	As of
	December 31, 2008	December 31, 2007
Rating:
"AAA"	16.5%	73.7%
"AA"	42.5%	6.4%
"A"	20.7%	6.3%
"BBB"	9.1%	4.6%
"BB"	8.7%	6.1%
"B"	1.2%	2.9%
"CCC"	1.3%	0.0%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$59,964	22.3%	$14,854	5.9%
One to five years	87,142	32.4%	162,524	64.9%
Five to ten years	55,206	20.6%	53,305	21.3%
More than ten years	66,201	24.7%	19,673	7.9%
Mortgage-backed securities	-	0.0%	3	0.0%
Total	$268,513	100.0%	$250,359	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2008, 8.5% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally.  We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income on our consolidated statement of stockholders’ equity and comprehensive income and accumulated other comprehensive income on our consolidated balance sheet. If the decline is deemed other-than -temporary, we write down the carrying value of the investment and record a realized loss in our consolidated statements of operations.  As of December 31, 2008, we had a net unrealized loss of $17.8 million on our investments.  The following table details the net unrealized loss (gain) balance by invested asset category as of December 31, 2008.

Net Unrealized
Category	Loss (Gain) Balance
(in thousands)

Corporate debt securities	$(6,610)
Municipal bonds	(7,292)
Equity securities	(4,050)
US Treasury securities and obligations of
U.S. government corporations and agencies	179

$(17,773)

As part of our overall investment strategy, we also maintain an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash.

Technology

The majority of our technology systems are based on products licensed from insurance-specific technology vendors which have been substantially customized to meet the unique needs of our various operating units.  Our technology systems primarily consist of integrated central processing computers, a series of server-based computer networks and various communications systems that allow our branch offices to share systems solutions and communicate to the home office in a timely, secure and consistent manner.  We maintain backup facilities and systems through a contract with a leading provider of computer disaster recovery services.  Each operating unit bears the information services expenses specific to its operations as well as a portion of the corporate services expenses.  Increases to vendor license and service fees are capped per annum.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  A.M. Best has pooled its ratings of our three insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.  An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best.  In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry.  According to A.M. Best, there were 3,220 property/casualty insurance companies and 2,092 property/casualty insurance groups operating in North America as of July 21, 2008.  Our AHIS Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, Travelers and Liberty Mutual, as well as numerous smaller regional companies.  The primary competition for our TGA Operating Unit’s excess and surplus lines products includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Penn America Insurance Group and, to a lesser extent, a number of national standard lines carriers such as Zurich North America and The Hartford.  Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Britt-Paulk, Global Aerospace, Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters.  The primary competition for our Heath XS Operating Unit includes such carriers as Axis Insurance Company, Colony Insurance Company, General Star Insurance Company and Lexington Insurance Company. Although our Personal Lines Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional and mono-line insurance companies and managing general agencies.  Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage.  We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

Our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, as well as the applicable insurance department of each state in which we issue policies.  AHIC, HIC and HSIC are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, respectively, and the applicable insurance department of each state in which they write business.  The financial conditions of AHIC, HIC and HSIC, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile.

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

Transactions between insurance companies and their affiliates.   Hallmark is also regulated as an insurance holding company by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department.  Financial transactions between Hallmark or any of its affiliates and AHIC, HIC or HSIC are subject to regulation.  Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is implemented.  State regulators may refuse to approve or may delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Dividends. Dividends and distributions to Hallmark by AHIC, HIC or HSIC are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled.  As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to the amount of surplus profits arising from its business.  In estimating such profits, AHIC must exclude all unexpired risks, all unpaid losses and all other debts due and payable or to become due and payable by AHIC.  In addition, AHIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders' surplus as of the prior December 31st.  HIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business.  Without prior written approval from the Arizona Department of Insurance, HIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31st or (2) net investment income as of the prior December 31st.  HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business.  Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31st or (2) statutory net income as of the prior December 31st, not including realized capital gains.

Risk-based capital requirements.  The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula.  The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action.  As of December 31, 2008, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

Required licensing.  American Hallmark Insurance Services, TGA Insurance Managers, American Hallmark General Agency, Inc., Hallmark Claims Services, Inc., and Aerospace Insurance Managers are each subject to and in compliance with the licensing requirements of the department of insurance in each state in which they produce business.  These licenses govern, among other things, the types of insurance coverages, agency and claims services and products that we may offer consumers in these states.  Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. Generally, each state requires one officer to maintain an agent license.  Claims adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business.  Each employed claim adjuster either holds or has applied for the required licenses.  Our premium finance subsidiaries are subject to licensing, financial reporting and certain financial requirements imposed by the Texas Department of Insurance, as well as regulations promulgated by the Texas Office of Consumer Credit Commissioner.

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

Employees

As of December 31, 2008, we employed 329 people on a full-time basis.  None of our employees are represented by labor unions.  We consider our employee relations to be good.

Item 1A. Risk Factors.

Not applicable to smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and AHIS Operating Unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space.  The rent is currently $33,485 per month pursuant to a lease which expires June 30, 2011.  Our corporate headquarters also occupies ten offices in an executive suite located in the same building for $10,100 per month under a lease which expires September 30, 2009.

Our TGA Operating Unit is located at 7411 John Smith, San Antonio, Texas. The suite is located in a high-rise office building and contains 18,904 square feet of space.  The rent is currently $27,962 per month pursuant to a lease which expires June 30, 2010.  Our TGA Operating Unit also maintains a small branch office in Lubbock, Texas. Rent on this branch office is currently $1,025 per month under a lease which expires April 30, 2009.

Our Aerospace Operating Unit is located at 14990 Landmark Boulevard, Suite 300, Addison, Texas. The suite is located in a low-rise office building and contains 8,925 square feet of space.  The rent is currently $13,666 per month pursuant to a lease which expires September 30, 2010.  Our Aerospace Operating Unit also maintains a branch office in Glendale, California.  Rent on the 1,196 square foot suite is currently $2,392 per month pursuant to a lease which expires August 1, 2009.

Our Heath XS Operating Unit is located at 59 South Finley Avenue, Basking Ridge, New Jersey.  The suite is located in a low-rise office building and contains 2,285 square feet of space.  The rent is currently $3,606 per month pursuant to a lease which expires April 30, 2010.

Our Personal Lines Operating Unit is located at 6500 Pinecrest, Suite 100, Plano, Texas.  The suite is located in a one story office building and contains 16,814 square feet of space.  The rent is currently $19,897 per month pursuant to a lease which expires January 31, 2016.

Item 3. Legal Proceedings.

We are engaged in various legal proceedings which are routine in nature and incidental to our business.  None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2008, we did not submit any matter to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.”  The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market  for each quarter since January 1, 2007.

Period	High Sale	Low Sale

Year Ended December 31, 2008:
First quarter	$16.76	$10.35
Second quarter	12.88	8.55
Third quarter	10.71	8.40
Fourth quarter	9.91	5.05

Year Ended December 31, 2007:
First quarter	$12.25	$9.64
Second quarter	13.15	11.86
Third quarter	15.29	9.97
Fourth quarter	17.62	13.29

Holders

As of March 18, 2009 there were approximately 1,768 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2008.

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	1,043,965	$11.19	512,501

Equity compensation plans not approved by security holders[2]	8,333	$2.25	- 0 -

Total	1,052,298	$11.12	512,501

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

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2008.

Item 6. Selected Financial Data

Not applicable to smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto.  This discussion contains forward-looking statements.  Please see “Risks Associated with Forward-Looking Statements in this Form 10-K” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Hallmark is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into operating units and are supported by our insurance carrier subsidiaries.

Our non-carrier insurance activities are organized by operating units into the following reportable segments:

•
Standard Commercial Segment.  The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our AHIS Operating Unit which is comprised of our American Hallmark Insurance Services and ECM subsidiaries.

•
Specialty Commercial Segment.  The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit, the general aviation insurance products and services handled by our Aerospace Operating Unit and the excess commercial automobile and umbrella products handled by our Heath XS Operating Unit.   Our TGA Operating Unit is comprised of our TGA, PAAC and TGARSI subsidiaries.  Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries.  Our Heath XS Operating Unit is compromised of our Heath XS, LLC and Hardscrabble Data Solutions, LLC subsidiaries. The TGA and Aerospace Operating Units were acquired effective January 1, 2006 and the Heath XS Operating Unit was acquired August 29, 2008.

•
Personal Segment.  The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters and motorcycle insurance products and services handled by our Personal Lines Operating Unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

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

•
Hallmark Insurance Company presently assumes all of the risks on the personal policies marketed within the Personal Segment and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

 Our insurance company subsidiaries have entered into a pooling arrangement pursuant to which AHIC retains 46.0% of the total net premiums written, HIC retains 34.1% of our total net premiums written and HSIC retains 19.9% of our total net premiums written.

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

Valuation of investments. We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed.  We recognize an other-than-temporary impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments  and it is determined that the decline is other-than-temporary. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include: (1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities; and (4) the financial condition and near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When it is determined that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than amounts accreted to the expected recovery amount, are recognized at disposition.

We recognize a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an investment has not been made. When we decide to sell a temporarily impaired available-for-sale investment and we do not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment is deemed to be other-than-temporarily impaired in the period in which the decision to sell is made.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs.  At December 31, 2008 and 2007, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Our consolidated balance sheet as of December 31, 2008 includes goodwill of acquired businesses of $41.1 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is tested for impairment annually. We completed our last annual test for impairment during the fourth quarter of 2008 and determined that there was no indication of impairment.

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

Reserves for unpaid losses and LAE .  Reserves for unpaid losses and LAE are established for claims which have already been incurred by the policyholder but which we have not yet paid.  Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses.  These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency.  (See, “Item 1. Business – Analysis of Losses and LAE” and “-Analysis of Loss and LAE Reserve Development.”)

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate.  Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts.  A small percentage change could result in a material effect on reported earnings.  For example, a 1% change in December 31, 2008 reserves for unpaid losses and LAE would have produced a $1.6 million change to pretax earnings.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

An actuarial range of ultimate unpaid losses and LAE is developed independent of management’s best estimate and is only used to assess the reasonableness of that estimate.  There is no exclusive method for determining this range, and judgment enters into the process. The primary actuarial technique utilized is a loss development analysis in which ultimate losses are projected based upon historical development patterns.   The primary assumption underlying this loss development analysis is that the historical development patterns will be a reasonable predictor of the future development of losses for accident years which are less mature. An alternate actuarial technique, known as the Bornhuetter-Ferguson method, combines an analysis of loss development patterns with an initial estimate of expected losses or loss ratios.  This approach is most useful for recent accident years.  In addition to assuming the stability of loss development patterns, this technique is heavily dependent on the accuracy of the initial estimate of expected losses or loss ratios.  Consequently, the Bornhuetter-Ferguson method is primarily used to confirm the results derived from the loss development analysis.

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2008 was $127.6 million to $169.0 million.  Our best estimate of unpaid losses and LAE as of December 31, 2008 is $156.4 million.  Our carried reserve for unpaid losses and LAE as of December 31, 2008 is comprised of $74.6 million in case reserves and $81.8 million in incurred but not reported reserves.  In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid.  In the absence of any specific factors indicating actual experience at either extreme of the actuarial range, we have established a best estimate of unpaid losses and LAE which is approximately $8.1 million higher than the midpoint of the actuarial range.  We expected our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace.  Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range.  However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio booked to at December 31, 2008	63.5%	64.5%	67.0%	57.2%

Effect of actual 5.0% above estimated loss ratio at December 31, 2008	-	-	-	$(2,793)
Effect of actual 5.0% below estimated loss ratio at December 31, 2008	$1,850	$3,055	$3,360	$2,793

The following table details the profit sharing commission revenue sensitivity of the Specialty Commercial Segment for each effective quota share treaty  at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/06	1/1/07	1/1/08
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio booked to at December 31, 2008	56.2%	58.3%	65.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2008	$(3,096)	$(2,350)	-
Effect of actual 5.0% below estimated loss ratio at December 31, 2008	$1,362	$2,021	$879

Results of Operations

Comparison of Years ended December 31, 2008 and December 31, 2007

Management overview. During fiscal 2008, our total revenues were $268.7 million, representing an approximately 2% decrease over the $275.2 million in total revenues for fiscal 2007.  The decrease in total revenue during 2008 was primarily due to recognized losses on our investment portfolio and lower commission income partially offset by higher earned premium and investment income. Standard Commercial revenues decreased $2.4 million during 2008 due primarily to lower earned premium as a result of increased competition, rate pressure, and deterioration of the economic environment in the United States. Increased retention of business and the acquisition of our Heath XS Operating Unit in 2008 drove the $1.3 million increase in revenue by our Specialty Commercial Segment during 2008 compared to 2007. Revenues from our Personal Segment increased $6.2 million during 2008, due largely to geographic expansion into new states. Corporate revenue decreased $11.6 million during 2008 as compared to 2007 primarily due to recognized losses on our investment portfolio of $11.3 million as compared to recognized gains of $2.6 million during 2007, partially offset by increased investment income of $2.3 million for the period ended December 31, 2008, as compared to the same period during 2007.

We reported net income of $12.9 million for the year ended December 31, 2008, compared to $27.9 million for the year ended December 31, 2007.  On a diluted per share basis, net income was $0.62 for fiscal 2008 as compared to $1.34 for fiscal 2007.   The decrease in net income was primarily attributable to decreased revenue discussed above and higher loss and LAE due to hurricane related losses during 2008.

Segment information.  The following is additional business segment information for the years ended December 31, 2008 and 2007:
	Year Ended December 31, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated
	(in thousands)
Produced premium (1)	$80,193	$146,054	$60,834	$-	$287,081

Gross premiums written	80,190	102,825	60,834	-	243,849
Ceded premiums written	(4,829)	(4,093)	-	-	(8,922)
Net premiums written	75,361	98,732	60,834	-	234,927
Change in unearned premiums	4,434	(1,226)	(1,815)	-	1,393
Net premiums earned	79,795	97,506	59,019	-	236,320

Total revenues	84,075	127,882	64,475	(7,742)	268,690

Losses and loss adjustment expenses	49,270	55,933	39,042	(1)	144,244

Pre-tax income (loss), net of minority interest	9,683	21,328	8,989	(18,926)	21,074

Net loss ratio (2)	61.7%	57.4%	66.2%		61.0%
Net expense ratio (2)	27.1%	30.7%	22.2%		28.9%
Net combined ratio (2)	88.8%	88.1%	88.4%		89.9%

	Year Ended December 31, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated
	(in thousands)
Produced premium (1)	$90,985	$151,003	$55,916	$-	$297,904

Gross premiums written	90,868	102,688	55,916	-	249,472
Ceded premiums written	(6,273)	(4,388)	-	-	(10,661)
Net premiums written	84,595	98,300	55,916	-	238,811
Change in unearned premiums	(840)	(9,589)	(2,411)	-	(12,840)
Net premiums earned	83,755	88,711	53,505	-	225,971

Total revenues	86,512	126,550	58,268	3,836	275,166

Losses and loss adjustment expenses	48,480	48,484	35,969	(15)	132,918

Pre-tax income (loss)	12,415	28,338	7,523	(6,507)	41,769

Net loss ratio (2)	57.9%	54.7%	67.2%		58.8%
Net expense ratio (2)	27.3%	31.1%	23.2%		27.8%
Net combined ratio (2)	85.2%	85.8%	90.4%		86.6%
1
Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations.  We believe it is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers.

2
The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.  The net expense ratio is calculated as underwriting expenses of our insurance company subsidiaries (which include provisional ceding commissions, direct agent commissions, premium taxes and assessments, professional fees, other general underwriting expenses and allocated overhead expenses) and offset by agency income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $80.2 million for the year ended December 31, 2008, which was $10.7 million or approximately 12% less than the $90.9 million reported for the same period in 2007.  Net premiums written were $75.4 million for the year ended December 31, 2008 as compared to $84.6 million reported for the same period in 2007.  Increased competition, rate pressure and the deterioration of the general economic environment challenged premium volume growth by the Standard Commercial Segment throughout 2008.

Total revenue for the Standard Commercial Segment of $84.1 million for the year ended December 31, 2008 was $2.4 million less than the $86.5 million reported during the year ended December 31, 2007.  This approximately 3% decrease in total revenue was primarily due to decreased net premiums earned of $4.0 million and lower processing and service fees of $0.4 million due to the shift from a third party agency structure to an insurance underwriting structure.  These decreases in revenue were partially offset by a contingent commission adjustment reducing revenue by $1.9 million in 2008 as compared to a $3.5 million reduction in 2007.  The contingent commission adjustments related to adverse loss development on prior accident years. Increased net investment income of $0.3 million during 2008 also partially offset the decreases in revenue discussed above.

Pre-tax income for our Standard Commercial Segment of $9.7 million for the year ended December 31, 2008 decreased $2.7 million, or approximately 22%, from the $12.4 million reported for the same period of 2007.  Decreased revenue as discussed above was the primary reason for the decrease in pre-tax income, as well as higher  losses and LAE of $0.8 million, offset by lower operating expenses of $0.5 million, mostly due to lower production related expenses during 2008 as a result of lower premium production.

The net loss ratio for the year ended December 31, 2008 was 61.7% as compared to the 57.9% reported for the same period of 2007.  The net loss ratio was unfavorably impacted by hurricane related losses net of reinsurance recoveries of $4.4 million for the year ended December 31, 2008.  The gross loss ratio before reinsurance was 67.4% for the year ended December 31, 2008 as compared to 56.0% for the same period the prior year.  The gross loss results for the year ended December 31, 2008 included $10.9 million of hurricane related losses and $2.4 million of favorable prior year development as compared to $1.7 million of favorable prior year development for the year ended December 31, 2007.  The Standard Commercial Segment reported net expense ratios of 27.1% and 27.3% for the year ended December 31, 2008 and 2007, respectively.

Specialty Commercial Segment.    The $127.9 million of total revenue for the year ended December 31, 2008 was   $1.3 million higher than the $126.6 million reported for 2007. This increase in revenue was largely due to increased net premiums earned of $8.8 million as a result of the increased retention of business and increased net investment income of $0.3 million. These increases were offset by lower commission income of $7.6 million due primarily to the shift from a third party agency structure to an insurance underwriting structure partially offset by increased commission income in our newly acquired Heath XS Operating Unit.

Pre-tax income for the Specialty Commercial Segment of $21.3 million was $7.0 million lower than the $28.3 million reported in 2007. Increased revenue, discussed above, was offset by increased losses and LAE of $7.4 million and increased operating expenses of $0.7 million due mostly to increased production related expenses related to the acquisition of our Heath XS Operating Unit  partially offset by reduced premium production in our TGA and Aerospace Operating Units. Amortization of intangible assets of $0.2 million related to our acquisition of the Heath XS Operating Unit during 2008 also contributed to the decline in pre-tax income.  The Specialty Commercial Segment reported a net loss ratio of 57.4% for 2008 as compared to 54.7% for 2007.  The net loss ratio was unfavorably impacted by hurricane related losses net of reinsurance recoveries of $1.6 million for the year ended December 31, 2008. The gross loss ratio before reinsurance was 59.5% for the year ended December 31, 2008 as compared to 53.2% for the same period the prior year.  The gross loss results for the year ended December 31, 2008 included $3.5 million of hurricane related losses and $1.2 million of adverse prior year development as compared to $3.8 million of favorable prior year development for the year ended December 31, 2007.  The Specialty Commercial Segment reported a net expense ratio of 30.7% for 2008 as compared to 31.1% for 2007.

Personal Segment.  Net premium written for our Personal Segment increased $4.9 million during the year ended December 31, 2008 to $60.8 million compared to $55.9 million in the year ended December 31, 2007.  The increase in premium was due mostly to continued geographic expansion that began in 2006.

Total revenue for the Personal Segment increased approximately 11% to $64.5 million for the year ended December 31, 2008 from $58.3 million the prior year.  Higher earned premium of $5.5 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.6 million and higher commissions and processing fee revenue of $0.1 million further contributed to this increase in revenue during 2008.

Pre-tax income for the Personal Segment was $9.0 million for the year ended December 31, 2008 as compared to $7.5 million the prior year.  The increased revenue, as discussed above, was offset by increased losses and LAE of $3.1 million and increased operating expenses of $1.7 million due mostly to production related expenses attributable to the increased earned premium.  The Personal Segment reported a net loss ratio of 66.2% for the year ended December 31, 2008 as compared to 67.2% for the prior year.  The decline in the net loss is a result of the maturing of the new business impact associated with geographic expansion.  We recognized $0.6 million of favorable prior accident year development during the year ended December 31, 2008 as compared to $0.9 million during 2007.  The Personal Segment reported a net expense ratio of 22.2% for the year ended December 31, 2008 as compared to 23.2% for the prior year.  The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to HIC in each period.

Corporate.  Total revenue for corporate decreased by $11.6 million for the year ended December 31, 2008 as compared to the prior year.  Recognized losses of $11.3 million on our investment portfolio as compared to recognized gains of $2.6 million during the same period in 2007 was partially offset by increased investment income of $2.3 million primarily due to changes in capital allocation.

Corporate pre-tax loss was $18.9 million for the year ended December 31, 2008 as compared to $6.5 million for the prior year.  The increased loss was mostly due to the decreased revenues discussed above as well as increased interest expense of $0.9 million due to the issuance of trust preferred securities during the fourth quarter of 2007 partially offset by lower operating expenses of $0.1 million.

Comparison of Years ended December 31, 2007 and December 31, 2006

Management overview.  During fiscal 2007, our total revenues were $275.2 million, representing an approximately 36% increase over the $202.7 million in total revenues for fiscal 2006.  Increased retention of business produced by our Specialty Commercial Segment and Standard Commercial Segment and increased production by our Personal Segment were the primary causes of the increase in revenue.  Specialty Commercial Segment revenues increased $45.9 million during 2007 as compared to 2006.  Revenues from our Personal Segment increased $11.3 million during 2007, due largely to geographic expansion into new states.  The retention of business produced by the Standard Commercial Segment that was previously retained by third parties was the primary reason for that segment’s $11.2 million increase in revenue during 2007.  Net gain on investments of $2.6 million for the period ended December 31, 2007, as compared to a net loss on investments of $1.5 million for 2006, was the primary reason for an increase in revenue for Corporate.

We reported net income of $27.9 million for the year ended December 31, 2007, compared to $9.2 million for the year ended December 31, 2006.  On a diluted per share basis, net income was $1.34 for fiscal 2007 as compared to $0.53 for fiscal 2006.    During the period ended December 31, 2006, we recorded $9.6 million of interest expense from amortization attributable to the deemed discount on convertible promissory notes issued in January, 2006 and subsequently converted to common stock during the second quarter of 2006.  The increase in net income was also attributable to increased revenue as discussed above, including additional investment income from a larger investment portfolio, primarily resulting from increased retention of premiums.  Prior year favorable loss reserve development of $6.4 million during 2007 as compared to $1.2 million of prior year favorable development recognized during 2006 also contributed to the increase in net income.

Segment information.  The following is additional business segment information for the year ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Insurance	Insurance	Insurance	Corporate	Consolidated
	(in thousands)
Produced premium (1)	$90,985	$151,003	$55,916	$-	$297,904

Gross premiums written	90,868	102,688	55,916	-	249,472
Ceded premiums written	(6,273)	(4,388)	-	-	(10,661)
Net premiums written	84,595	98,300	55,916	-	238,811
Change in unearned premiums	(840)	(9,589)	(2,411)	-	(12,840)
Net premiums earned	83,755	88,711	53,505	-	225,971

Total revenues	86,512	126,550	58,268	3,836	275,166

Loss and loss adjustment expenses	48,480	48,484	35,969	(15)	132,918

Pre-tax income (loss)	12,415	28,338	7,523	(6,507)	41,769

Loss ratio (2)	57.9%	54.7%	67.2%		58.8%
Expense ratio (2)	27.3%	31.1%	23.2%		27.8%
Combined ratio (2)	85.2%	85.8%	90.4%		86.6%

	Year Ended December 31, 2006
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated
	(in thousands)
Produced premium (1)	$91,679	$156,490	$45,135	$-	$293,304

Gross premiums written	91,070	77,740	45,135	-	213,945
Ceded premiums written	(8,850)	(2,167)	-	-	(11,017)
Net premiums written	82,220	75,573	45,135	-	202,928
Change in unearned premiums	(12,146)	(35,903)	(2,818)	-	(50,867)
Net premiums earned	70,074	39,670	42,317	-	152,061

Total revenues	75,325	80,689	46,998	(271)	202,741

Losses and loss adjustment expenses	38,799	21,908	26,443	(33)	87,117

Pre-tax income (loss)	11,757	14,309	8,760	(20,501)	14,325

Net loss ratio (2)	55.4%	55.2%	62.5%		57.3%
Net expense ratio (2)	29.4%	30.5%	24.9%		28.4%
Net combined ratio (2)	84.8%	85.7%	87.4%		85.7%

[1]
Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations.  We believe it is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers.

[2]
The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.  The net expense ratio is calculated as underwriting expenses of our insurance company subsidiaries (which include provisional ceding commissions, direct agent commissions, premium taxes and assessments, professional fees, other general underwriting expenses and allocated overhead expenses) and offset by agency income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment.  Gross premiums written for the Standard Commercial Segment were $90.9 million for the year ended December 31, 2007, which was slightly less than the $91.1 million reported for the same period in 2006.  Net premiums written were $84.6 million for the year ended December 31, 2007 as compared to $82.2 million reported for the same period in 2006.  Increased competition and rate pressure challenged premium volume growth by the Standard Commercial Segment throughout 2007.

Total revenue for the Standard Commercial Segment of $86.5 million for the year ended December 31, 2007 was $11.2 million more than the $75.3 million reported during the year ended December 31, 2006.  This approximately 15% increase in total revenue was primarily due to increased net premiums earned of $13.7 million and increased net investment income of $1.6 million.  These increases in revenue were partially offset by lower ceding commission revenue of $2.3 million and lower processing and service fees of $1.5 million, in both cases due to the shift from a third party agency structure to an insurance underwriting structure.  Increased contingent commission adjustments related to adverse development on prior accident years of $0.3 million also partially offset the increases in revenue.

Pre-tax income for our Standard Commercial Segment of $12.4 million for the year ended December 31, 2007 increased $0.7 million, or approximately 6%, from the $11.8 million reported for the same period of 2006.  Increased revenue as discussed above was the primary reason for the increase in pre-tax income, partially offset by increased losses and LAE of $9.7 million and additional operating expenses of $0.8 million, mostly due to the earning of increased premium retention.

The net loss ratio for the year ended December 31, 2007 was 57.9% as compared to the 55.4% reported for the same period of 2006.  The net loss ratio was unfavorably impacted by lower ceded losses of $2.8 million for the year ended December 31, 2007 as compared to $4.4 million for the same period in 2006.  The gross loss ratio before reinsurance was 56.0% for the year ended December 31, 2007 as compared to 55.4% for the same period the prior year.  The gross loss results for the year ended December 31, 2007 included $1.7 million of favorable prior year development as compared to $0.2 million of favorable prior year development for the year ended December 31, 2006.

The Standard Commercial Segment reported net expense ratios of 27.3% and 29.4% for the year ended December 31, 2007 and 2006, respectively.  The net expense ratio for 2006 was higher primarily due to costs to assume from an unaffiliated insurer the unearned premium previously produced by the Standard Commercial Segment.

Specialty Commercial Segment.  The $126.6 million of total revenue for the year ended December 31, 2007 was   $45.9 million over the $80.7 million reported for 2006. This approximately 57% increase in revenue was largely due to increased net premiums earned of $49.0 million as a result of the increased retention of business.  The Specialty Commercial Segment recognized $5.6 million of contingent ceding commission under quota share agreements for treaty effective 2006, due to improved underwriting results.  Increased net investment income contributed an additional $1.7 million to the increase in revenue.  These increases in revenue were partially offset by lower ceding commission revenue of $10.3 million due to the shift from a third party agency structure to an insurance underwriting structure, as well as a decrease in finance charges of $0.2 million.

Pre-tax income for the Specialty Commercial Segment of $28.3 million was $14.0 million higher than the $14.3 million reported in 2006.  Increased revenue, discussed above, was the primary reason for the increase in pre-tax income, partially offset by increased losses and LAE of $26.6 million and increased operating expenses of $5.4 million due mostly to production related expenses that are directly related to increased earned premium.  The Specialty Commercial Segment reported a net loss ratio of 54.7% for 2007 as compared to 55.2% for 2006.  Favorable prior year development of $3.8 million for the year ended December 31, 2007 was the primary cause for the decrease in the net loss ratio. The Specialty Commercial Segment reported a net expense ratio of 31.1% for 2007 as compared to 30.5% for 2006.

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

Pre-tax income for the Personal Segment was $7.5 million for the year ended December 31, 2007 as compared to $8.8 million the prior year.  The increased revenue, as discussed above, was offset by increased losses and LAE of $9.5 million and increased operating expenses of $3.0 million due mostly to production related expenses attributable to the increased earned premium.  The Personal Segment reported a net loss ratio of 67.2% for the year ended December 31, 2007 as compared to 62.5% for the prior year.  A competitive pricing environment and the new business impact associated with geographic expansion were the primary reasons for the increase in the net loss ratio.  We recognized $0.9 million of favorable prior accident year development during the year ended December 31, 2007 and 2006.  The Personal Segment reported a net expense ratio of 23.2% for the year ended December 31, 2007 as compared to 24.9% for the prior year.  The decrease in the net expense ratio was mainly due to increased finance charges in relation to earned premium, as well as fixed overhead allocations to HIC in each period.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2008, Hallmark had $9.4 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.8 million as of December 31, 2008.

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2009, our insurance company subsidiaries’ ordinary dividend capacity is $18.4 million, of which $13.8 million is available to Hallmark. None of our insurance company subsidiaries paid a dividend to Hallmark during the year ended December 31, 2008 or 2007.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies.  Applicable regulations require approval of management fees, expense sharing contracts and similar transactions.  American Hallmark General Agency, Inc. paid $3.3 million, $1.9 million and $1.3 million in management fees to Hallmark during 2008, 2007 and 2006, respectively.  HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2008, 2007 and 2006.  AHIC paid $3.5 million in management fees to American Hallmark General Agency, Inc. during 2008.  AHIC did not pay any management fees during 2007 or 2006.  HSIC paid $60,000 in management fees to TGA during each of 2008, 2007, and 2006.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities.  The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2008, our insurance company subsidiaries reported statutory capital and surplus of $138.2 million, substantially greater than the minimum requirements for each state.  Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements.  (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2008, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.  Our total statutory premium-to-surplus percentage for  the years ended December 31, 2008 and 2007 was 170% and 181%, respectively.

Comparison of December 31, 2008 to December 31, 2007

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2008 were $352.7 million compared to $411.7 million at December 31, 2007.  Settlement of receivables and payables for securities during the first quarter of 2008, as well as a decline in market value for the period, contributed to this decrease in our cash and investments.

Comparison of Years Ended December 31, 2008 and December 31, 2007

Net cash provided by our consolidated operating activities was $46.3 million for the year ended December 31, 2008 compared to $79.6 million for the year ended December 31, 2007. The decrease in operating cash flow was primarily due to increased paid losses from the maturing of retained business, hurricane related losses during 2008 and a reduction in third party commission income due to retaining more of the business.

Cash used by investing activities during the year ended December 31, 2008 was $123.7 million as compared to $24.5 million for the prior year.  Contributing to the increase in cash used in investing activities was an increase of $412.7 million in purchases of debt and equity securities, a $0.5 million reduction in restricted cash, a $0.7 million increase in purchases of property and equipment, and a net cash payment of $14.8 million, net of cash acquired, for the acquisition of the Heath XS Operating Unit during the third quarter of 2008, partially offset by a $329.5 million increase in maturities and redemptions of investment securities.

Cash used in financing activities during the year ended December 31, 2008 was $9.7 million as compared to $9.4 million provided by financing activities for the same period of 2007.  The cash used in both periods was primarily for the payment of deferred guaranteed consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.  As of December 31, 2008 we had fully repaid our obligation to the sellers. The cash provided during 2007 primarily related to the issuance of trust preferred securities in August 2007.

Credit Facilities

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20 million revolving credit facility with a $5 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25 million and establish a new $5 million revolving credit sub-facility for the premium finance operations of PAAC.  This $5 million credit sub-facility replaced PAAC’s $5 million revolving credit facility with JP Morgan Chase Bank which terminated June 30, 2007. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2008, we were in compliance with all of our covenants.  As of December 31, 2008 we had $4.2 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30 million of 30-year floating-rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of December 31, 2008, the note balance was $30.9 million.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25 million of 30-year floating trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  As of December 31, 2008 the note balance was $25.8 million.

Structured Settlements

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we issued to the sellers promissory notes in the aggregate principal amount of $23.7 million, of which $14.2 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008.  We were also obligated to pay to the sellers an additional $1.3 million, of which $0.8 million was paid on January 2, 2007 and an additional $0.5 million was paid on January 2, 2008, in consideration of the sellers’ compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing.  We secured payment of these future installments of purchase price and restrictive covenant consideration by depositing $25.0 million in a trust account for the benefit of the sellers.  We recorded a payable for future guaranteed payments to the sellers of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only permitted investment of the trust account).  As of December 31, 2008 we had fully repaid our obligation to the sellers.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2008.  Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable.  Such potential recoverables are not reflected in the table.

	Estimated Payments by Period
	Total	2009	2010-2011	2012-2013	After 2013

Notes payable	$60,919	$-	$2,397	$1,820	$56,702
Interest on note payable	121,188	4,528	8,933	8,824	98,903
Unpaid losses and loss adjustment expenses	156,363	69,439	60,029	20,216	6,679
Operating leases	4,184	1,451	1,734	495	504
Purchase obligations	558	139	168	168	83

Based on 2009 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

Effects of Inflation

We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claim costs.  The effects of inflation are considered in pricing and estimating reserves for unpaid losses and LAE.  The actual effects of inflation on results of operations are not known until claims are ultimately settled.  In addition to general price inflation, we are exposed to the upward trend in the judicial awards for damages.  We attempt to mitigate the effects of inflation in the pricing of policies and establishing reserves for losses and LAE.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting company.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such phrase is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary  rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

Schedule II – Condensed Financial Information of Registrant  (Parent Company Only)
Schedule III – Supplemental Insurance Information
Schedule IV – Reinsurance
Schedule VI – Supplemental Information Concerning Property-Casualty
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

4.12
Fifth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated February 20, 2008 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed February 25, 2009).

10.1
Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008.

10.2
Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.3
Lease Agreement for 7411 John Smith Drive, San Antonio, Texas, dated February 18, 1997, between Pan American Acceptance Corporation and Medical Plaza Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.4
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

10.8*	1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.9*
First Amendment to Hallmark Financial Services, Inc. 1994 Key Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10(bm) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.10*	1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.11*
First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(bn) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.12*
Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(e) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.13*
Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.14*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.15*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.16*	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.17*
Employment Agreement dated as of February 1, 2006, among Aerospace Holdings, LLC, Hallmark Financial Services, Inc. and Curtis R. Donnell (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.18*
Employment Agreement dated as of February 1, 2006, between Texas General Agency, Inc. and Donald E. Meyer (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.19
Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the  benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.20
Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.21
Purchase Agreement dated November 9, 2005, by and  among Hallmark Financial Services, Inc. and Samuel M. Cangelosi, Donate A. Cangelosi and Donald E. Meyer (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed November 14, 2005).

10.22
Purchase Agreement dated December 12, 2005, by and among Hallmark Financial Services, Inc. and Donnell Children Revocable Trust and Curtis R. Donnell (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 13, 2005).

10.23
Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company (n/k/a Hallmark Insurance Company) and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

10.24
Amendment No. 1 to Quota Share Reinsurance Treaty Attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company (n/k/a Hallmark Insurance Company) and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed August 8, 2006).

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

10.26
Amendment No. 3 to Quota Share Reinsurance Treaty attaching January 1, 2006 by and among American Hallmark Insurance Company, Phoenix Indemnity Insurance Company (n/k/a Hallmark Insurance Company) and Gulf States Insurance Company (n/k/a Hallmark Specialty Insurance Company) (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.27
Purchase Agreement dated August 29, 2008 by and among Hallmark Financial Services, Inc. and Jeffrey L. Heath (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed September 4, 2008)

10.28*
Employment Agreement dated as of August 29, 2008, between Heath XS, LLC and Jeffrey L. Heath (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 4, 2008)

10.29
Second Amendment  to the Purchase Agreement dated December 18, 2008, between Hallmark Financial Services, Inc. and Samuel M. Cangelosi, Donate A. Cangelosi, and Donald E. Meyer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 18, 2008).

10.30
Stock Purchase Agreement dated February 13, 2009 between American Hallmark Insurance Company and T.B.A. Insurance Group, Ltd. (incorporated by reference to the registrant’s Current Report on Form 8-K filed February 18, 2009).

21+	List of subsidiaries of the registrant.

23+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 26, 2009	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 26, 2009	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 26, 2009	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 26, 2009	/s/ James H. Graves
James H. Graves, Director

Date:	March 26, 2009	/s/ Scott T. Berlin
Scott T. Berlin, Director

Date:	March 26, 2009	/s/ George R. Manser
George R. Manser, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II, III, IV and VI.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

/s/ KPMG LLP

KPMG LLP

Dallas, Texas

March 26, 2009

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands)

	2008	2007
ASSETS
Investments:
Debt securities, available-for-sale, at fair value	$268,513	$250,359
Equity securities, available-for-sale, at fair value	25,003	15,166

Total investments	293,516	265,525

Cash and cash equivalents	59,134	146,219
Restricted cash and cash equivalents	8,033	16,043
Prepaid reinsurance premiums	1,349	942
Premiums receivable	44,032	46,026
Accounts receivable	4,531	5,219
Receivable for securities	1,031	27,395
Reinsurance recoverable	8,218	4,952
Deferred policy acquisition costs	19,524	19,757
Excess of cost over fair value of net assets acquired	41,080	30,025
Intangible assets	28,969	23,781
Federal income tax recoverable	696	-
Deferred federal income taxes	6,696	275
Prepaid expenses	1,007	1,240
Other assets	20,582	19,583

	$538,398	$606,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$60,919	$60,814
Structured settlements	-	10,000
Reserves for unpaid losses and loss adjustment expenses	156,363	125,338
Unearned premiums	102,192	102,998
Unearned revenue	2,037	2,949
Accrued agent profit sharing	2,151	2,844
Accrued ceding commission payable	8,605	12,099
Pension liability	4,309	1,669
Payable for securities	3,606	91,401
Federal income tax payable	-	864
Accounts payable and other accrued expenses	18,067	16,385

	358,249	427,361
Commitments and contingencies (Note 16)

Redeemable minority interest	737	-

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2008 and 2007; issued 20,841,782 shares in 2008 and 20,776,080 shares in 2007	3,751	3,740
Capital in excess of par value	119,928	118,459
Retained earnings	72,242	59,343
Accumulated other comprehensive loss	(16,432)	(1,844)
Treasury stock, 7,828 shares in 2008 and 2007, at cost	(77)	(77)

Total stockholders’ equity	179,412	179,621

	$538,398	$606,982

The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	2008	2007	2006
Gross premiums written	$243,849	$249,472	$213,945
Ceded premiums written	(8,922)	(10,661)	(11,017)
Net premiums written	234,927	238,811	202,928
Change in unearned premiums	1,393	(12,840)	(50,867)
Net premiums earned	236,320	225,971	152,061

Investment income, net of expenses	16,049	13,180	10,461
Gain (loss) on investments	(11,261)	2,586	(1,466)
Finance charges	5,174	4,702	3,983
Commission and fees	22,280	28,054	35,343
Processing and service fees	114	657	2,330
Other income	14	16	29

Total revenues	268,690	275,166	202,741

Losses and loss adjustment expenses	144,244	132,918	87,117
Other operating expenses	96,096	94,272	83,583
Interest expense	4,745	3,914	5,798
Interest expense from amortization of discount on convertible notes	-	-	9,625
Amortization of intangible asset	2,481	2,293	2,293

Total expenses	247,566	233,397	188,416

Income before income tax and minority interest	21,124	41,769	14,325
Income tax expense	8,175	13,906	5,134
Income before minority interest	12,949	27,863	9,191
Minority interest	50	-	-

Net income	$12,899	$27,863	$9,191

Common stockholders net income per share:
Basic	$0.62	$1.34	$0.53
Diluted	$0.62	$1.34	$0.53

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2008, 2007 and 2006
(in thousands)

	Number		Capital In		Accumulated Other		Number	Total	Comprehensive
	of	Par	Excess of	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Par Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2005	14,476	$2,606	$62,907	$22,289	$(2,597)	$(17)	2	$85,188

Stock offering	3,000	540	24,149					24,689

Amortization of fair value of stock options granted	-	-	157	-	-	-	-	157

Stock options exercised	-	5	91	-	-	(60)	6	36

Discount on convertible note, net of tax	-	-	6,066	-				6,066

Conversion of note payable to common stock	3,300	589	24,562					25,151

Comprehensive income:
Net income	-	-	-	9,191	-	-	-	9,191	$9,191

Other comprehensive income:
Change in net actuarial loss	-	-	-	-	(226)	-	-	(226)	(226)
Net unrealized holding losses arising during period	-	-	-	-	(653)	-	-	(653)	(653)
Reclassification adjustment for gains included in net income	-	-	-	-	1,242	-	-	1,242	1,242
Net unrealized gains on securities					589			589	589
Total other comprehensive income before tax					363			363	363
Tax effect on other comprehensive income					(110)			(110)	(110)
Other comprehensive income after tax					253			253	253
Comprehensive income									$9,444
Balance at December 31, 2006	20,776	$3,740	$117,932	$31,480	$(2,344)	$(77)	8	$150,731

Amortization of fair value of stock options granted	-	-	527	-	-	-	-	527

Comprehensive income:
Net income	-	-	-	27,863	-	-	-	27,863	$27,863

Other comprehensive income:
Change in net actuarial loss	-	-	-	-	1,378	-	-	1,378	1,378
Net unrealized holding loss arising during period	-	-	-	-	(339)	-	-	(339)	(339)
Reclassification adjustment for losses included in net income	-	-	-	-	(270)	-	-	(270)	(270)
Net unrealized losses on securities					(609)			(609)	(609)
Total other comprehensive income before tax					769			769	769
Tax effect on other comprehensive income					(269)			(269)	(269)
Other comprehensive income after tax					500			500	500
Comprehensive income									$28,363

Balance at December 31, 2007	20,776	$3,740	$118,459	$59,343	$(1,844)	$(77)	8	$179,621

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
For the years ended December 31, 2008, 2007 and 2006
(in thousands)

			Capital		Accumlated
	Number		In		Other		Number	Total	Comprehensive
	of	Par	Excess of	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Par Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2007	20,776	$3,740	$118,459	$59,343	$(1,844)	$(77)	8	$179,621

Amortization of fair value of stock options granted	-	-	1,368	-	-	-	-	1,368

Stock options exercised	66	11	208	-	-	-	-	219

Accretion of redeemable minority interest	-	-	(107)	-	-	-	-	(107)
Comprehensive loss:
Net income	-	-	-	12,899	-	-	-	12,899	$12,899

Other comprehensive loss:
Change in net actuarial loss	-	-	-	-	(3,380)	-	-	(3,380)	(3,380)

Net unrealized holding losses arising during period	-	-	-	-	(15,605)	-	-	(15,605)	(15,605)
Reclassification adjustment for losses included in net income	-	-	-	-	(1,083)	-	-	(1,083)	(1,083)
Net unrealized losses on securities					(16,688)			(16,688)	(16,688)

Total other comprehensive loss before tax					(20,068)			(20,068)	(20,068)
Tax effect on other comprehensive loss					5,480			5,480	5,480
Other comprehensive loss after tax					(14,588)			(14,588)	(14,588)

Comprehensive loss									$(1,689)

Balance at December 31, 2008	20,842	$3,751	$119,928	$72,242	$(16,432)	$(77)	8	$179,412
The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$12,899	$27,863	$9,191

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,219	3,119	3,214
Minority interest	50	-	-
Amortization of beneficial conversion feature	-	-	9,625
Amortization of discount on structured settlement	-	413	1,045
Deferred income tax benefit	(912)	(1,481)	(6,529)
Realized (gain) loss on investments	11,261	(2,586)	1,466
Change in prepaid reinsurance premiums	(407)	687	(862)
Change in premiums receivable	1,994	(1,382)	6,392
Change in prepaid commissions	-	487	1,306
Change in accounts receivable	688	2,632	(4,484)
Change in deferred policy acquisition costs	233	(2,612)	(7,981)
Change in unpaid losses and loss adjustment expenses	31,025	47,774	41,753
Change in unearned premiums	(806)	11,392	51,635
Change in unearned revenue	(912)	(2,785)	(7,861)
Change in accrued agent profit sharing	(693)	1,060	(389)
Change in reinsurance recoverable	(3,266)	978	(4,846)
Change in reinsurance balances payable	-	(1,060)	295
Change in current federal income tax payable/recoverable	(1,560)	(1,268)	1,745
Excess tax benefits from share-based payment arrangements	-	-	(25)
Change in accrued ceding commission payable	(3,494)	8,143	(7,474)
Change in all other liabilities	977	(673)	(13,075)
Change in all other assets	(4,000)	(11,138)	1,821
Net cash provided by operating activities	46,296	79,563	75,962

Cash flows from investing activities:
Purchases of property and equipment	(1,119)	(455)	(685)
Acquisitions of subsidiaries, net of cash received	(14,799)	-	(25,964)
Change in restricted cash	8,010	8,526	(15,857)
Purchases of debt and equity securities	(704,247)	(291,539)	(125,090)
Proceeds from maturities and redemptions of securities	588,450	258,938	78,780
Net cash used in investing activities	(123,705)	(24,530)	(88,816)

Cash flows from financing activities:
Proceeds from borrowings	-	25,774	52,500
Net borrowings (repayment) of note payable	105	(723)	(2,750)
Debt issuance costs	-	(674)	-
Proceeds from equity offerings	-	-	24,689
Proceeds from exercise of employee stock options	219	-	36
Excess tax benefits from share-based payment arrangements	-	-	25
Repayment of borrowings	(10,000)	(15,000)	(24,700)
Net cash (used in) provided by financing activities	(9,676)	9,377	49,800

(Decrease) Increase in cash and cash equivalents	(87,085)	64,410	36,946
Cash and cash equivalents at beginning of year	146,219	81,809	44,863
Cash and cash equivalents at end of year	$59,134	$146,219	$81,809

Supplemental cash flow information:
Interest (paid)	$(4,759)	$(3,402)	$(4,678)
Income taxes (paid)	$(10,649)	$(16,655)	$(9,830)

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$26,364	$(22,024)	$(5,371)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(87,795)	$91,401	$-

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

1.	Accounting Policies:

General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals.  Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.

We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by our three insurance company subsidiaries.  Our AHIS Operating Unit (formerly known as HGA Operating Unit) handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”).  Our TGA Operating Unit handles primarily commercial insurance products and services and is comprised of TGA Insurance Managers, Inc. (“TGA”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”).  Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”).  The subsidiaries comprising our TGA Operating Unit and our Aerospace Operating Unit were all acquired effective January 1, 2006.  Our Heath XS Operating Unit offers low and middle market excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis focusing exclusively on trucking, specialty automobile, and non-fleet automobile coverage.  Our Heath XS Operating Unit is compromised of Heath XS, LLC and Hardscrabble Data Solutions, LLC, both of which were acquired effective August 29, 2008. Our Personal Lines Operating Unit handles personal  insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Hallmark Insurance Company).  Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”) (formerly known as Phoenix Indemnity Insurance Company) and Hallmark Specialty Insurance Company (“HSIC”).

These five operating units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment presently consists solely of the AHIS Operating Unit and the Personal Segment presently consists solely of our Personal Lines Operating Unit.  The Specialty Commercial Segment includes our TGA Operating Unit, our Aerospace Operating Unit and our Heath XS Operating Unit.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries.  Intercompany accounts and transactions have been eliminated.  The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which, as to AHIC, HIC and HSIC, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Redeemable minority interest

We are accreting redeemable minority interest to its redemption value from the date of issuance to the earliest redemption date, August 29, 2012, using the interest method.  Changes in redemption value are considered a change in accounting estimate.  We follow the two class method of computing earnings per share.  We treat only the portion of the periodic adjustment to the redeemable minority interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend.

Immaterial Correction of an Error

We maintain catastrophe reinsurance for business produced by both our AHIS and TGA Operating Units.  Prior to July 1, 2007, the subject premium for our catastrophe reinsurance contracts was based on all business produced by both operating units.  The subject premium for our catastrophe reinsurance contract which became effective July 1, 2007 is based only on business produced in Texas.  However in error, we continued to record ceded premium for this coverage as if the subject premium was based on all business produced by the AHIS and TGA Operating Units.  This understated our earned premium for each quarter from July 1, 2007 through June 30, 2008.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

We have corrected our prior period’s financial statements and notes for the year ended December 31, 2007 to reflect the reduction of ceded premium.  Because the error was not material to any prior year financial statements, the corrections to prior interim periods will be reflected in future filings, pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

The following table presents the effect of the correction on our previously reported consolidated statements of operations for the year ended December 31, 2007.

For the Year
Ended
December 31,
2007
As previously reported:
Ceded premiums written	$(11,329)
Net premiums written	238,143
Net premiums earned	225,303
Total revenues	274,498

Income before tax	41,101
Income tax expense	13,672
Net income	$27,429

Common stockholders net income per share:
Basic	$1.32
Diluted	$1.32

Adjustments:
Ceded premiums written	$668
Income tax expense	234
Net income impact	$434

As revised:
Ceded premiums written	$(10,661)
Net premiums written	238,811
Net premiums earned	225,971
Total revenues	275,166

Income before tax	41,769
Income tax expense	13,906
Net income	$27,863

Common stockholders net income per share:
Basic	$1.34
Diluted	$1.34

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

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

The following table presents the effect of the correction on our previously reported consolidated statements of cash flows for the year ended December 31, 2007.

For the Year
Ended
December 31,
2007
As previously reported:
Net income	$27,429
Change in prepaid reinsurance premiums	1,355
Change in current federal income tax payable	(1,502)
Net cash provided by operating activities	80,337

Adjustments:
Net income	$434
Change in prepaid reinsurance premiums	(668)
Change in current federal income tax payable	234
Net cash provided by operating activities	-

As revised:
Net income	$27,863
Change in prepaid reinsurance premiums	687
Change in current federal income tax payable	(1,268)
Net cash provided by operating activities	80,337

Investments

Debt and equity securities available for sale are reported at fair value.  Unrealized gains and losses are recorded as a component of stockholders’ equity, net of related tax effects.  Debt and equity securities that are determined to have other- than-temporary impairment are recognized as a loss on investments in the consolidated statement of operations.  Debt security premiums and discounts are amortized into earnings using the effective interest method.  Maturities of debt securities are recorded in receivable for securities until the cash is settled.  Purchases of equity securities are recorded in payable for securities until the cash is settled.

Realized investment gains and losses are recognized in operations on the specific identification method.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy.  Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $5.1 million, $4.9 million and $5.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Relationship with Third Party Insurers

Through December 31, 2005, our AHIS Operating Unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer.  Through December 31, 2008, all business of our TGA Operating Unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting.  Ceding commissions and other fees received under these arrangements are classified as unearned revenue until earned pro rata over the terms of the policies. All business of our Heath XS Operating Unit is currently produced under an agency agreement with The ACE Companies (“ACE”), a third-party insurer.  Ceding commissions and other fees received under this arrangement are recognized as of the effective date of the policy.

Recognition of Commission Revenues of Our Standard and Specialty Commercial Segments

Commission revenues and commission expenses related to insurance policies issued by American Hallmark Insurance Services and TGA on behalf of Clarendon and Republic, respectively, are recognized pro rata during the period covered by the policy.  Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets.  We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned.  The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate.  Commission revenues and commission expenses related to insurance policies issued by our Heath XS Operating Unit on behalf of ACE and not retained by AHIC are recognized as of the effective date of the policy.

The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for each effective quota share treaty between the Standard Commercial Segment and Clarendon at 5.0% above and below the current estimate (dollars in thousands).

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio booked to at December 31, 2008	63.5%	64.5%	67.0%	57.2%

Effect of actual 5.0% above estimated loss ratio at December 31, 2008	-	-	-	$(2,793)
Effect of actual 5.0% below estimated loss ratio at December 31, 2008	$1,850	$3,055	$3,360	$2,793

As of December 31, 2008, we recorded a $1.8 million profit sharing payable for the quota share treaty effective July 1, 2001, a $1.5 million payable on the quota share treaty effective July 1, 2002, a $5.4 million payable on the quota share treaty effective July 1, 2003 and a $3.9 million receivable on the quota share treaty effective July 1, 2004. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

The following table details the profit sharing commission revenue sensitivity to the actual ultimate loss ratio for the effective quota share treaty between the Specialty Commercial Segment and Republic at 5% above and below the current estimate (dollars in thousands).

	Treaty Effective Dates
	01/01/06	01/01/07	01/01/08

Provisional loss ratio	65.0%	65.0%	65.0%
Ultimate loss ratio booked to at December 31, 2008	56.2%	58.3%	65.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2008	$(3,096)	$(2,350)	$-
Effect of actual 5.0% below estimated loss ratio at December 31, 2008	$1,362	$2,021	$879

As of December 31, 2008 we recorded a $5.5 million profit share receivable for the quota share treaty effective January 1, 2006, a $3.2 million profit share receivable for the quota share treaty effective January 1, 2007 and had not recorded a profit share receivable or payable on the January 1, 2008 quota share treaty since the loss experience on this business had not developed sufficiently to conclude that we will realize any additional profit share revenue.  The receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

Recognition of Claim Servicing Fees

Claim servicing fees are recognized in proportion to the historical trends of the claim cycle.  We use historical claim count data that measures the close rate of claims in relation to the policy period covered to substantiate the service period. The following table summarizes the year in which claim servicing fee is recognized by type of business.

	Year Claim Servicing Fee Recognized
	1st	2nd	3rd	4th
Commercial property fees	80%	20%	-	-
Commercial liability fees	60%	30%	10%	-
Personal property fees	90%	10%	-	-
Personal liability fees	49%	33%	12%	6%

Finance Charges

PAAC provides premium financing for policies produced by TGA and certain unaffiliated general and retail agents.  Interest earned on the premium finance notes issued by PAAC for the financing of insurance premiums are recorded as finance charges.  This interest is earned on the Rule of 78’s method which approximates the interest method for such short-term notes.

We receive premium installment fees for each direct bill payment from policyholders.  Installment fee income is classified as finance charges on the consolidated statement of operations and is recognized as the fee is invoiced.

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $8.8 million and $7.7 million, at December 31, 2008 and 2007, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years).    Depreciation expense for 2008, 2007 and 2006 was $0.7 million, $0.8 million and $0.9 million, respectively.  Accumulated depreciation was $7.2 million and $6.4 million at December 31, 2008 and 2007, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Premiums Receivable

Premiums receivable represent amounts due from policyholders or independent agents for premiums written and uncollected.  These balances are carried at net realizable value.

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premiums are earned.  If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2008, 2007 and 2006, we deferred $54.9 million, $57.7 million and $40.5 million of policy acquisition costs and amortized $55.1 million, $55.1 million and $32.5 million of deferred policy acquisition costs, respectively.  Therefore, the net deferrals of policy acquisition costs were $0.2 million, ($2.6) million and ($8.0) million for 2008, 2007 and 2006, respectively.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2008, 2007 and 2006.  The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses.  These estimates are subject to the effects of trends in loss severity and frequency.  Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and loss adjustment expenses are adequate.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

 Retail Agent Commissions

We pay monthly commissions to retail agents based on written premium produced but generally recognize the expense pro   rata over the term of the policy.  If the policy is cancelled prior to its expiration, the unearned portion of the agent commission is refundable to us.  The unearned portion of commissions paid to retail agents is included in deferred policy acquisition costs. Commission expenses related to the insurance policies issued by our Heath XS Operating Unit on behalf of ACE and not retained by AHIC are recognized as of the effective date of the policy.

Agent Profit Sharing Commissions

We annually pay a profit sharing commission to our independent agency force based upon the results of the business produced by each agent.  We estimate and accrue this liability to commission expense in the year the business is produced.  Commission expense is classified as other operating expenses in the consolidated statement of operations.

Reinsurance

We are routinely involved in reinsurance transactions with other companies.  Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  (See Note 6.)

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2016.  Some of these leases include rent escalation provisions throughout the term of the lease.  We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as deferred rent which is classified in accounts payable and   other accrued expenses on our consolidated balance sheets.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options.  (See Notes 11 and 13.)

Business Combinations

We account for business combinations using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”  The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values.  The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “excess of cost over fair value of net assets acquired” or “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred.

Effective January 1, 2006, we acquired all of the issued and outstanding capital stock of TGA, PAAC and TGASRI for an aggregate cash purchase price of up to $45.6 million, consisting of unconditional consideration of $37.6 million and contingent consideration of $8.0 million.  Of the unconditional consideration, $13.9 million was paid at closing, $14.3 million was paid on January 2, 2007, and $9.5 million was paid on January 2, 2008.  The payment of contingent consideration was conditioned on the sellers complying with certain restrictive covenants and the TGA Operating Unit achieving certain operational objectives related to premium production and loss ratios.  Effective December 18, 2008, we agreed to settle the contingent consideration for $4.0 million, paid on January 30, 2009, removing any further contingencies. In accordance with the terms of the purchase agreement and under the direction of the Sellers, $0.7 million of the contingent settlement was paid as bonuses to certain key employees of the TGA Operating Unit. In addition to the purchase price, we paid $2.0 million to the sellers in consideration of their compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing.  Of this additional amount, $750 thousand was paid at closing, $750 thousand was paid on January 2, 2007, and $500 thousand was paid on January 2, 2008.

TGA is a managing general agency involved in the marketing, underwriting and servicing of property and casualty insurance products, with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis.  Other affiliated companies acquired were HSIC, which reinsures a portion of the business written by TGA; TGASRI, which brokers mobile home insurance; and PAAC, which finances premiums on property and casualty insurance products marketed by TGA and certain unaffiliated general and retail agents.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 1, 2006 (in thousands).

Investments	$19,597
Cash and equivalents	2,199
Premium receivable	17,556
Premium finance notes receivable	6,146
Reinsurance recoverable	640
Tradename	1,973
Customer relationships	19,417
Non-compete/employment agreements	2,477
Goodwill	15,476
Other assets	7,178

Total assets acquired	92,659

Total liabilities assumed	54,260

Net assets acquired	$38,399

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Net assets of $38.4 million acquired equals the $39.6 million unconditional purchase price and restrictive covenant payments discounted at 4.40% (which is the rate of two-year U.S. Treasuries, which was the only permitted investment of the trust account guaranteeing the future payments to the sellers) plus $232 thousand of direct acquisition expenses. The goodwill balance was subsequently increased by $3.3 million related to the settlement of the contingent consideration in December 2008. The goodwill is not deductible for tax purposes. Certain purchased items above are subject to amortization over their estimated useful life as presented in the following table.

Years
Tradename	15
Customer relationships	15
Non-compete agreements	5

The aggregate weighted average period to amortize the above captioned assets is approximately 14 years.

Effective January 1, 2006, we also acquired all of the issued and outstanding membership interests in the subsidiaries now comprising the Aerospace Operating Unit, for an aggregate consideration of up to $15.0 million, consisting of unconditional consideration of $12.5 million due in cash at closing and contingent consideration of up to $2.5 million.  The unconditional consideration of $12.5 million was allocated $11.9 million to the purchase price and $0.6 million to the seller’s compliance with certain restrictive covenants, including a covenant not to compete for a period of five years after closing.  The payment of contingent consideration was conditioned on the seller complying with its restrictive covenants and the Aerospace Operating Unit achieving certain operational objectives related to premium production and loss ratios.  The Aerospace Operating Unit did not achieve its premium growth objectives and, therefore no contingent consideration became due.  Our Aerospace Operating Unit is involved in the marketing and servicing of general aviation property and casualty insurance products with a particular emphasis on private and small commercial aircraft and airports.

Prior to the Company’s acquisition of the Aerospace Operating Unit in January, 2006, the primary subsidiary within such operating unit entered into an agreement to lease office space from Donnell Investments, L.L.C., an entity wholly owned and controlled by Curtis R. Donnell, the retired president of the Aerospace Operating Unit.  The lease pertains to an approximately 8,925 square foot suite in a low-rise office building and expires September 30, 2010. The rent is currently $13,666 per month.

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising the Heath XS Operating Unit for consideration of $15.0 million.  In connection with the acquisition of membership interests in the subsidiaries comprising the Heath XS Operating Unit, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries comprising the Heath XS Operating Unit and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Heath XS Operating Unit or a change of control of Hallmark. If the Put/Call Option is exercised, we would have the right or obligation to purchase the remaining 20% membership interests in the Heath XS Operating Unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $4.8 million at December 31, 2008.

The Heath XS Operating Unit is an underwriting organization that offers small and middle market excess commercial automobile and commercial umbrella insurance policies on both an admitted and non-admitted basis through a network of independent wholesale agencies throughout the United States.

The fair value of the amortizable intangible assets acquired and respective amortization periods are as follows ($ in thousands):

Tradename	$757	15 years
Non-compete agreement	$526	6 years
Agency relationships	$6,385	15 years

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

In conjunction with the acquisition, cash and cash equivalents were used  as follows (in thousands):

Fair value of tangible assets excluding cash and cash equivalents	$(3)
Fair value of intangible assets acquired, net of deferred taxes	15,381
Redeemable minority interest assumed	(579)
Cash and cash equivalents used in acquisitions, net of $201 thousand cash and cash equivalents acquired	$14,799

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

Pursuant to SFAS 142, we have identified the components of goodwill and assigned the carrying value of these components among our five operating units. As of December 31, 2008, the balance of our goodwill asset was $41.1 million allocated as follows: AHIS Operating Unit - $2.1 million; TGA Operating Unit - $18.8 million; Aerospace Operating Unit - $9.7 million, Personal Lines Operating Unit - $2.8 million; and Heath XS Operating Unit- $7.7 million. The determination of fair value was based on multiple valuation approaches including an income approach utilizing discounted cash flows and a market approach utilizing observable key ratios of peer companies.

The income approach to determining fair value computes the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions are based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models are reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The market approach to determining fair value utilized observable key metrics of similar peer companies such as price to earnings ratios, price to reported book values and price to tangible book values.

During 2008, 2007 and 2006, we completed the step one test as prescribed by SFAS 142 for testing for impairment and determined that there was no impairment.

We have obtained various amortizable intangible assets from several acquisitions since 2002.  The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2008	2007
Gross Carrying Amount:
Customer/agent relationships	$29,114	$22,729
Tradename	3,440	2,682
Non-compete & employment agreements	3,565	3,040
Total gross carrying amount	36,119	28,451

Accumulated Amortization:
Customer/agent relationships	(4,744)	(3,096)
Tradename	(553)	(358)
Non-compete & employment agreements	(1,853)	(1,216)
Total accumulated amortization	(7,150)	(4,670)

Total net carrying amount	$28,969	$23,781

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

We amortize these intangibles straight line over their respective lives. The estimated aggregate amortization expense for these assets for the next five years is as follows (in thousands):

2009	$2,481
2010	$2,481
2011	$1,873
2012	$1,873
2013	$1,873

The weighted average amortization period for all intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Non-compete agreements	5

The aggregate weighted average period to amortize the above captioned assets is approximately 14 years.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment may be reflected in the financial statements in future periods.

Fair Value of Financial Instruments

Fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instruments.  Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, credit and interest rate risk.  These estimates involve significant uncertainties and judgments and cannot be determined with precision.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rate and estimates of future cash flows, could significantly affect these fair value estimates.

Investment Securities:  Fair values for fixed income securities and equity securities are obtained from an independent pricing service or based on quoted market prices. (See Notes 2 and 3.)

Cash and Cash Equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Restricted Cash :  The carrying amount for restricted cash reported in the balance sheet approximates the fair value.

Notes Payable:  The carrying value of our bank credit facility of $4.2 million approximates the fair value based on the current interest rate.  The fair value of our trust preferred securities is $38.2 million based on discounted cash flows using current yields to maturity of similar issues to discount future cash flows.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”).   SFAS 123R eliminates an entity’s ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method.  We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method.

Under the modified-prospective transition method, compensation cost recognized during the period should include compensation cost for all share-based payments granted, but not yet vested, as of January 1, 2006, based on grant date fair value estimates in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted after January 1, 2006 in accordance with SFAS 123R.  Since we adopted the fair value method of SFAS 123 under the prospective method provision of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) beginning January 1, 2003, we have a small amount of unvested share-based payments for grants prior to January 1, 2003.  During 2007, we recognized approximately $10 thousand of additional compensation expense under SFAS 123R.  SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.  (See Note 13.)

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-01”).  This Statement provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” previously issued by FASB.  SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption of SOP 05-01 had no material impact on our financial condition or results of operations.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the company has not yet issued financial statements, including interim financial statements, in the period of adoption.  We adopted the provisions of FIN 48 on January 1, 2007.  Since we had no unrecognized tax benefits, we recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48. We are no longer subject to U. S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2004.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings.  The election is made on specified election dates, can be made on an instrument–by- instrument basis, and is irrevocable.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no impact on our financial statements or results of operations as we did not elect to apply SFAS 159 to any eligible items.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

2.	Investments:

Major categories of net investment income are summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006

Debt securities	$14,215	$9,201	$7,741
Equity securities	973	300	160
Cash and cash equivalents	1,255	3,890	2,683

	16,443	13,391	10,584
Investment expenses	(394)	(211)	(123)

Net investment income	$16,049	$13,180	$10,461

At December 31, 2007 we had an investment of $89.6 million in a U.S. Treasury Note with a maturity date of January 31, 2009 which exceeded 10% of our stockholders equity. No investment in any entity or its affiliates exceeded 10% of stockholders' equity at December 31, 2008 or 2006.

Major categories of recognized gains (losses) on investments  are summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006

Debt securities	$(1,582)	$173	$(461)
Equity securities	(834)	2,889	155
Realized gains (losses)	(2,416)	3,062	(306)
Other-than-temporary impairments	(8,845)	(476)	(1,160)
Gains (losses) on investments	$(11,261)	$2,586	$(1,466)

We realized gross gains on investments of $3.3 million, $4.9 million and $0.2 million during the years ended December 31, 2008, 2007 and 2006, respectively.  We realized gross losses on investments of $5.7 million, $1.8 million and $0.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2008

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,996	$179	$-	$4,175
Corporate debt securities	67,157	395	7,005	60,547
Municipal bonds	211,083	631	7,923	203,791

Total debt securities	282,236	1,205	14,928	268,513

Equity securities	29,053	361	4,411	25,003

Total debt and equity securities	$311,289	$1,566	$19,339	$293,516

As of December 31, 2007

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,899	$151	$-	$100,050
Corporate debt securities	51,786	46	1,736	50,096
Municipal bonds	99,835	628	253	100,210
Mortgage backed securities	3	-	-	3

Total debt securities	251,523	825	1,989	250,359

Equity securities	15,087	397	318	15,166

Total debt and equity securities	$266,610	$1,222	$2,307	$265,525

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

2.        Investments, continued:

The amortized cost and estimated fair value of investments in debt and equity securities with a gross unrealized loss position at December 31, 2008 and 2007 (in thousands) is as follows:

	Amortized Cost	Fair Value	Gross Unrealized Loss
As of December 31, 2008
5 Equity Positions	$13,343	$8,932	$4,411
135 Bond Positions	175,498	160,570	14,928
	$188,841	$169,502	$19,339

As of December 31, 2007
5 Equity Positions	$7,272	$6,954	$318
46 Bond Positions	71,863	69,874	1,989
	$79,135	$76,828	$2,307

Of the gross unrealized loss at December 31, 2008, $2.6 million is more than twelve months old, consisting of 15 bond positions.  Of the gross unrealized loss at December 31, 2007, $1.0 million is more than twelve months old, consisting of 22 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds where we believe we have the ability to hold our positions until maturity and the debt issuers have the ability to make all contractual payments.  We see no other indications that the decline in value of these securities is other than temporary.

Based on evidence gathered through our normal credit evaluation process, we presently expect that all debt securities held in our investment portfolio will be paid in accordance with their contractual terms.  Nonetheless, it is at least reasonably possible that the performance of certain issuers of these debt securities will be worse than currently expected resulting in additional future write-downs within our portfolio of debt securities.

Also, as a result of the challenging market condition, including expected further weakening in the economic environment subsequent to December 31, 2008, we have experienced continued volatility in the valuation of our equity securities including increases in our unrealized investment losses.  We expect the volatility in the valuation of our equity securities to continue in the foreseeable future.  This volatility may lead to additional impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

The amortized cost and estimated fair value of debt securities at December 31, 2008 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

Maturity (in thousands):
	Amortized Cost	Fair Value

Due in one year or less	$60,198	$59,964
Due after one year through five years	92,231	87,142
Due after five years through ten years	58,289	55,206
Due after ten years	71,518	66,201
	$282,236	$268,513

At December 31, 2008 and 2007, investments in debt securities with an approximate carrying value of $26.4 million and $18.5 million, respectively, were pledged for the benefit of various state insurance departments, reinsurers and the sellers of our TGA Operating Unit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

3.         Fair Value:

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

Level 1: quoted prices in active markets for identical assets;

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

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy.  Level 1 investment securities include common and preferred stock.  If quoted prices are not available from active exchanges for identical instruments, then fair values are estimated using quoted prices from less active markets, quoted prices of securities with similar characteristics or by pricing models utilizing other significant observable inputs.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate bonds, municipal bonds and U.S. Treasury securities.  In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.  Level 3 investments are valued based on the best available data in order to approximate fair value.  This data may be internally developed and consider risk premiums that a market participant would require.  Investment securities classified within Level 3 include certain municipal bonds in illiquid markets.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2008 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$222,409	$46,104	$268,513
Equity securities	25,003	-	-	25,003
Total	$25,003	$222,409	$46,104	$293,516

Due to significant unobservable inputs into the valuation model for certain municipal bonds in illiquid markets, we classified these as level 3 in the fair value hierarchy.  We used an income approach in order to derive an estimated fair value of such securities, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity.   The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2008 (in thousands):

Beginning balance as of January 1, 2008	$4,000

Purchases, issuances, sales and maturities	43,200
Total realized/unrealized gains/(losses) included in net income	-
Net unrealized gains/(losses) included on other comprehensive income	(1,096)
Transfers in and/or out of Level 3	-

Ending balance as of December 31, 2008	$46,104

4.        Other Assets:

The following table details our other assets as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Profit sharing commission receivable	$12,445	$10,961
Accrued investment income	2,954	4,104
Debt issuance costs	1,414	1,465
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	1,654	1,272
Other assets	413	79
	$20,582	$19,583

Our profit sharing commission receivable increased $1.5 million in 2008 due to favorable loss development on the 2006 and 2007 treaty years for our Specialty Commercial Segments, partially offset by unfavorable loss development on the 2001-2004 treaty years for our Standard Commercial Segment.  Our accrued investment income decreased $1.2 million due primarily to a change in mix to fixed income securities that pay interest on a more frequent basis.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

5.        Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and loss adjustment expenses (in thousands) is summarized as follows:

	2008	2007	2006

Balance at January 1	$125,338	$77,564	$26,321
Plus acquisition of subsidiaries at January 1	-	-	4,562
Less reinsurance recoverable	4,489	4,763	324
Net Balance at January 1	120,849	72,801	30,559

Incurred related to:
Current year	146,059	139,332	88,294
Prior years	(1,815)	(6,414)	(1,177)
Total incurred	144,244	132,918	87,117

Paid related to:
Current year	64,610	54,809	28,154
Prior years	50,458	30,061	16,721
Total paid	115,068	84,870	44,875

Net Balance at December 31	150,025	120,849	72,801
Plus reinsurance recoverable	6,338	4,489	4,763
Balance at December 31	$156,363	$125,338	$77,564

The $1.8 million, $6.4 million and $1.2 million favorable development in prior accident years recognized in 2008, 2007 and 2006, respectively, represent normal changes in our loss reserve estimates. In each case, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.  (See, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $1.8 million decrease in reserves for unpaid losses and LAE recognized in 2008 was attributable to $0.7 million favorable development on claims incurred in the 2007 accident year, $0.9 million favorable development on claims incurred in the 2006 accident year and $0.2 million favorable development on claims incurred in the 2005 and prior accident years.  Our AHIS Operating Unit and Personal Lines Operating Unit accounted for $2.4 million and $0.7 million, respectively, of the decrease in reserves recognized in 2008, partially offset by a $1.5 million increase in reserves in our TGA Operating Unit.   The decrease in reserves for our AHIS Operating Unit was primarily the result of favorable claims development in the 2007 accident year with respect to the commercial automobile physical damage and commercial property lines of business, offset somewhat by unfavorable development in accident year 2005 with respect to commercial package liability coverage.  The decrease in reserves for our Personal Lines Operating Unit was primarily the result of favorable claims development in accident year 2006.  The increase in reserves for our TGA Operating Unit was primarily the result of unfavorable claims development in accident years 2006 and 2007 attributable to a small number of larger than normal commercial automobile liability claims, partially offset by favorable claims development on the general liability line of business in accident years 2005 through 2007.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

The $6.4 million decrease in reserves for unpaid losses and LAE recognized in 2007 was attributable to $3.2 million favorable development on claims incurred in the 2006 accident year, $1.8 million favorable development on claims incurred in the 2005 accident year and $1.4 million favorable development on claims incurred in the 2004 and prior accident years.  Our TGA Operating Unit and AHIS Operating Unit accounted for $3.7 million and $1.7 million, respectively, of the decrease in reserves for unpaid losses and LAE recognized in 2007.  Loss experience data accumulated since our acquisition of the TGA Operating Unit in January, 2006, were lower than the outside actuary’s estimate initially used to establish loss reserves.  In late 2006, our AHIS Operating Unit experienced a small number of large, late reported general liability losses from earlier accident years.  As a result of this unexpected claim development, we increased our loss reserve estimates for this business at the end of 2006.  However, subsequent experience suggested that the impact of these types of claims would be less significant in more recent accident years than originally anticipated due in part to coverage restrictions previously implemented.

The $1.2 million decrease in reserves for unpaid losses and LAE recognized in 2006 was primarily attributable to favorable loss development in our Personal Segment for accident years 2002 through 2004.  At the time these loss reserves were initially established, new management was in the process of implementing operational changes designed to improve operating results.  However, the effectiveness of these operational changes could not be accurately predicted at that time.  As additional data emerged, it became increasingly clear that the actual results from these operational enhancements were developing more favorably than originally projected.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

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

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years:

	2008	2007	2006
Premium Written :
Direct	$152,156	$157,202	$129,669
Assumed	91,693	92,270	84,276
Ceded	(8,922)	(10,661)	(11,017)
	$234,927	$238,811	$202,928

Premium Earned:
Direct	$155,616	$151,276	$97,082
Assumed	89,040	86,804	65,134
Ceded	(8,336)	(12,109)	(10,155)
	$236,320	$225,971	$152,061

Reinsurance recoveries	$11,994	$3,862	$5,225

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Our insurance company subsidiaries presently retain 100% of the risk associated with all non-standard personal automobile policies marketed by our Personal Lines Operating Unit. We currently reinsure the following exposures on business generated by our AHIS Operating Unit, our TGA Operating Unit and our Aerospace Operating Unit:

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

o
Our reinsurers reimburse us 100% for any loss in excess of our $3.0 million retention up to $10.0 million for each catastrophic occurrence, subject to an aggregate limit of $14.0 million.  As a result of hurricane losses, we had ceded losses of approximately $8.5 million and had approximately $5.5 million of coverage remaining under this layer of catastrophe reinsurance at December 31, 2008; and

o	Our reinsurers reimburse us for any loss in excess of $10.0 million up to $25.0 million for each catastrophic occurrence subject to an aggregate limit of $50.0 million.

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

•
Commercial casualty.  Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results.  The terms of our commercial casualty reinsurance, effective July 1, 2008, are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $2.15 million of each aircraft hull or liability loss and for the next $650,000 of each airport liability loss; and

o	Risks with liability limits greater than $1.0 million are placed in a quota share treaty where we retain 20% of incurred losses.

7.   Notes Payable:

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.  As of December 31, 2008 and 2007, the note balance was $30.9 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ears ended December 31, 2008, 2007, and 2006

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit.  As of December 31, 2008 and 2007, the balance on the revolving note was $2.8 million, which currently bears interest at 3.34% per annum.  Also included in notes payable as of December 31, 2008 and 2007 is $1.4 million and $1.3 million, respectively, outstanding under PAAC’s revolving credit sub-facility, which also currently bears interest at 3.34% per annum.  (See Note 9.)

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.  As of December 31, 2008 the note balance was $25.8 million.

8.   Structured Settlements:

In connection with our acquisition of the subsidiaries now comprising our TGA Operating Unit, we recorded a payable for future guaranteed payments of $25.0 million discounted at 4.4%, the rate of two-year U.S. Treasuries (the only investment permitted on the trust account securing such future payments).  As of December 31, 2008 we had fully repaid our obligation to the sellers.

9.   Credit Facilities:

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20.0 million revolving credit facility with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  This $5.0 million credit sub-facility replaced PAAC’s $5.0 million revolving credit facility with JP Morgan Chase Bank which terminated June 30, 2007. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2008, we were in compliance with all of our covenants.  As of December 31, 2008 we had $4.2 million outstanding under this facility.

10. Segment Information:

We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries.  Our non-carrier insurance activities are organized by producing units into the following reportable segments:

•
Standard Commercial Segment.  The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our AHIS Operating Unit which is comprised of our American Hallmark Insurance Services and ECM subsidiaries.

•
Specialty Commercial Segment.  The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit, the general aviation insurance products and services handled by our Aerospace Operating Unit and the excess commercial transportation and commercial umbrella risks handled by our Heath XS Operating Unit.  The Specialty Commercial Segment also includes a relatively small amount of non-strategic legacy personal lines insurance products handled by our TGA Operating Unit.  Our TGA Operating Unit is comprised of our TGA, PAAC and TGARSI subsidiaries.  Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Heath XS Operating Unit is comprised of Heath XS, LLC and Hardscrabble Data Solutions, LLC.  Our TGA and Aerospace Operating Units were acquired effective January 1, 2006, and our Heath XS Operating Unit was acquired August 29, 2008.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

•
Personal Segment.  The Personal Segment includes the non-standard personal automobile insurance products and services handled by our Personal Lines Operating Unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment and assumes a portion of the risks on the commercial and aviation property/casualty policies and marketed within the Specialty Commercial Segment.

•
Hallmark Specialty Insurance Company, which was acquired effective January 1, 2006, presently assumes a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company presently assumes all of the risks on the non-standard personal automobile policies marketed within the Personal Segment and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

Our insurance company subsidiaries have entered into a pooling arrangement pursuant to which AHIC retains 46.0% of the total net premiums written, HIC retains 34.1% of our total net premiums written and HSIC retains 19.9% of our total net premiums written.  This pooling arrangement had no impact on our consolidated financial statements under GAAP.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

The following is additional business segment information for the twelve months ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Revenues
Standard Commercial Segment	$84,075	$86,512	$75,325
Speciality Commercial Segment	127,882	126,550	80,689
Personal Segment	64,475	58,268	46,998
Corporate	(7,742)	3,836	(271)
Consolidated	$268,690	$275,166	$202,741

Depreciation and Amortization Expense
Standard Commercial Segment	$173	$215	$210
Speciality Commercial Segment	2,718	2,608	2,733
Personal Segment	255	222	238
Corporate	73	74	33
Consolidated	$3,219	$3,119	$3,214

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	96	151	258
Personal Segment	-	1	4
Corporate	4,649	3,762	5,536
Consolidated	$4,745	$3,914	$5,798

Tax Expense
Standard Commercial Segment	$1,763	$3,341	$2,759
Speciality Commercial Segment	5,116	8,530	4,279
Personal Segment	1,993	1,956	2,072
Corporate	(697)	79	(3,976)
Consolidated	$8,175	$13,906	$5,134

Pre-tax Income, net of minority interest
Standard Commercial Segment	$9,683	$12,415	$11,757
Speciality Commercial Segment	21,328	28,338	14,309
Personal Segment	8,989	7,523	8,760
Corporate	(18,926)	(6,507)	(20,501)
Consolidated	$21,074	$41,769	$14,325

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

10.  Segment Information, continued

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2008	2007
Assets
Standard Commercial Segment	$146,415	$211,761
Specialty Commercial Segment	230,130	229,473
Personal Segment	84,456	100,986
Corporate	77,397	64,762
Consolidated	$538,398	$606,982

11. Earnings Per Share:

We have adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) requiring presentation of both basic and diluted earnings per share.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations (in thousands, except per share amounts) is presented below:

	2008	2007	2006
Numerator for both basic and diluted earnings per share:
Net income	$12,899	$27,863	$9,191

Denominator, basic shares	20,803	20,768	17,181
Effect of dilutive securities:
Stock options	74	-	13
Denominator, diluted shares	20,877	20,768	17,194

Basic earnings (loss) per share:	$0.62	$1.34	$0.53

Diluted earnings (loss) per share:	$0.62	$1.34	$0.53

For the years ended 2008, 2007 and 2006, we had 899,166, -0-, and 109,166 shares of common stock potentially issuable upon the exercise of employee stock options that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

12.  Regulatory Capital Restrictions:

AHIC, as a property/casualty insurance company domiciled in the State of Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2009, our insurance company subsidiaries’ ordinary dividend capacity is $18.4 million, of which $13.8 million is available to Hallmark. None of our insurance company subsidiaries paid a dividend to Hallmark during the year ended December 31, 2008, 2007, or 2006.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies.  Applicable regulations require approval of management fees, expense sharing contracts and similar transactions.  American Hallmark General Agency, Inc. paid $3.3 million, $1.9 million and $1.3 million in management fees to Hallmark during 2008, 2007 and 2006, respectively.  HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2008, 2007 and 2006.  AHIC paid $3.5 million in management fees to American Hallmark General Agency, Inc. during 2008.  AHIC did not pay any management fees during 2007 or 2006.  HSIC paid $60,000 in management fees to TGA Insurance Managers during each of 2008, 2007, and 2006.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2008, our insurance company subsidiaries reported statutory capital and surplus of $138.2 million, substantially greater than the minimum requirements for each state.   For the year ended December 31, 2008, our insurance company subsidiaries reported statutory net income of $13.6 million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula.  The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action.  As of December 31, 2008, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

As of December 31, 2008, there were incentive stock options to purchase 927,499 shares of our common stock outstanding and non-qualified stock options to purchase 60,000 shares of our common stock outstanding under the 2005 LTIP, leaving 512,501 shares reserved for future issuance.  As of December 31, 2008, there were incentive stock options to purchase 35,632 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  In addition, as of December 31, 2008, there were outstanding non-qualified stock options to purchase 8,333 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

During the first quarter of 2008, we determined our previous recognition of compensation expense on share based arrangements did not conform to GAAP.  As a result, we corrected our calculation to properly record compensation expense on a straight line basis over the requisite service period for the entire award in accordance with SFAS No. 123R. The cumulative impact of this correction was recorded during the first quarter of 2008 resulting in additional compensation expense of approximately $354 thousand which is not considered to have a material impact on our financial position or results of operations.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

A summary of the status of our stock options as of and changes during the year-to-date ended December 31, 2008 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	$(000)
Outstanding at January 1, 2008	848,000	$10.41	-	-
Granted	270,000	$11.46	-	-
Exercised	(65,702)	$3.35	-	-
Forfeited or expired	-	$-	-	-
Outstanding at December 31, 2008	1,052,298	$11.12	7.9	$482
Exercisable at December 31, 2008	238,549	$8.73	5.8	$424

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2008	2007	2006
Intrinsic value of options exercised	$415	$-	$162
Cost of share-based payments (non-cash)	$1,368	$527	$157
Income tax benefit of share-based payments
recognized in income	$479	$185	$55

As of December 31, 2008, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $1.0 million is expected to be recognized in 2009, $0.9 million is expected to be recognized in each of 2010, $0.5 million is expected to be recognized in 2011 and $0.1 million is expected to be recognized in 2012.

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
	2008	2007	2006
Grant date fair value per share	$4.74	$4.04	$6.26

Expected term (in years)	6.4	6.4	5.0
Expected volatility	35.0%	19.4%	59.1%
Risk free interest rate	3.4%	4.5%	4.9%

14.      Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service.  This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination.  All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2008, 2007 and 2006 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Assumptions (end of period):
Discount rate used in determining benefit obligation	5.50%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,159)	$(12,053)	$(12,994)

Projected benefit obligation	$(12,159)	$(12,053)	$(12,994)
Fair value of plan assets	7,850	10,384	9,868
Funded status	$(4,309)	$(1,669)	$(3,126)

Net actuarial loss	$(5,132)	$(1,752)	$(3,130)
Accumulated other comprehensive loss	(5,132)	(1,752)	(3,130)
Prepaid pension cost	823	83	4
Net amount recognized as of December 31	$(4,309)	$(1,669)	$(3,126)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,053	$12,994	$12,959
Interest cost	667	720	720
Actuarial liability (gain)/loss	327	(749)	198
Benefits paid	(888)	(912)	(883)
Benefit obligation as of end of period	$12,159	$12,053	$12,994

Change in plan assets:
Fair value of plan assets as of beginning of period	$10,384	$9,868	$10,027
Actual return on plan assets (net of expenses)	(2,448)	1,073	321
Employer contributions	802	355	403
Benefits paid	(888)	(912)	(883)
Fair value of plan assets as of end of period	$7,850	$10,384	$9,868

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	667	720	720
Expected return on plan assets	(670)	(642)	(633)
Recognized actuarial loss	64	199	227
Net periodic pension cost	$61	$277	$314

Discount rate	5.75%	5.75%	5.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Estimated future benefit payments by fiscal year (in thousands):

2009	$928
2010	$925
2011	$925
2012	$932
2013	$928
2014-2018	$4,446

As of December 31, 2008, the fair value of the plan assets was composed of cash and cash equivalents of $0.2 million, bonds and notes of $2.8 million and equity securities of $4.9 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of the 6.5% long-term rate of return on assets assumption.  To develop the discount rate used in determining the benefit obligation we used Moody’s Aa corporate bond yields at the measurement date to match the timing and amounts of projected future benefits.

We estimate contributing $0.2 million to the defined benefit cash balance plan during 2009.  We expect our 2009 periodic pension cost to be $0.6 million, the components of which are interest cost of $0.6 million, expected return on plan assets of ($0.5) million and amortization of actuarial loss of $0.5 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2008 and 2007.

	2008	2007
Asset Category:
Fixed income securities	36%	35%
Equity securities	62%	63%
Other	2%	2%
Total	100%	100%

We sponsor two defined contribution plans.  Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year.  We contributed $0.2 million, $0.2 million and $0.3 million for years ended December 31, 2008, 2007 and 2006, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2008 and 2007, are as follows:

	2008		2007
Deferred tax liabilities:
Deferred policy acquisition costs	$	(6,833)	$	(6,915)
Agency relationship		(132)		(142)
Intangible assets		(7,442)		(8,182)
Fixed assets		(210)		(100)
Purchase discount		( -)		(2)
Other		(155)		(242)
Total deferred tax liabilities	$	(14,772)	$	(15,583)
Deferred tax assets:
Unearned premiums		$7,100		$7,197
Deferred ceding commissions		653		942
Amortization of non-compete agreements		714		774
Pension liability		1,796		584
Net operating loss carry-forward		1,104		1,217
Net unrealized holding losses on investments		6,221		380
Unpaid loss and loss adjustment expense		4,052		3,280
Goodwill		720		929
Rent reserve		33		57
Investment impairments		3,227		408
Capital loss		290		-
Other		71		90
Total deferred tax assets		$25,981		$15,858

Net deferred tax asset before valuation allowance		$11,209		$275
Valuation allowance		4,513		-
Net deferred tax asset		$6,696		$275

We have determined that a valuation reserve is required for 2008 in the amount of $4.5 million primarily attributable to  capital losses from investments, impairments and unrealized losses in excess of capital gains. We believe it is more likely than not that these deferred tax assets will not be realized.  We have concluded that it is more likely than not that the remaining deferred tax assets will be realized based on our history of earnings, sources of taxable income in carryback periods, and our ability to implement tax planning strategies.

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented below:

	2008	2007	2006

Continuing operations	$2,969	$(203)	$203
Changes in other comprehensive income	1,544	-	-
	$4,513	$(203)	$203

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

15.	Income Taxes, continued:

A reconciliation of the income tax provisions (in thousands) based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006
Computed expected income tax expense at statutory regulatory tax rate	$7,394	$14,619	$5,014
Meals and entertainment	18	23	15
Tax exempt interest	(2,883)	(813)	(507)
Dividends received deduction	(147)	(43)	(9)
State taxes (net of federal benefit)	269	194	301
Valuation allowance	2,969	(203)	203
Other	555	129	117
Income tax expense	$8,175	$13,906	$5,134

Current income tax expense	$9,087	$15,387	$11,663
Deferred tax benefit	(912)	(1,481)	(6,529)
Income tax expense	$8,175	$13,906	$5,134

Approximately $0.5 million of the 2008 current income tax provision results from tax deductible goodwill from the HIC acquisition.

We have available, for federal income tax purposes, unused net operating loss of approximately $3.2 million at December 31, 2008.  The losses were acquired as part of the HIC acquisition and may be used to offset future taxable income.  Utilization of the losses is limited under Internal Revenue Code Section 382.  The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses.  The net operating losses (in thousands) will expire, if unused, as follows:

Year
2021	$2,275
2022	878
$3,153

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2016.  Certain of these leases contain renewal options.  Rental expense amounted to $2.1 million, $2.1 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments (in thousands) under non-cancelable operating leases as of December 31, 2008 are as follows:

Year

2009	$1,451
2010	1,200
2011	534
2012	246
2013	249
2014 and thereafter	504

Total minimum lease payments	$4,184

From time to time, assessments are levied on us by the guaranty association of the State of Texas.  Such assessments  are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers.  Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense.  There were no assessments during 2008 or 2007.  We were assessed $34 thousand in 2006.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management.  The various legal proceedings to which we are a party are routine in nature and incidental to our business.

17.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.  We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure exists at December 31, 2008.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk.  Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.  In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically.  Most of our reinsurance recoverable balance as of December 31, 2008 are with reinsurers that have an A.M. Best rating of “A-“ or better.

18.	Unaudited Selected Quarterly Financial Information:

Following is a summary of the unaudited interim results of operations for the year ended December 31, 2008 and 2007:

	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$71,521	$71,984	$64,989	$60,196	$63,958	$68,736	$72,556	$69,916
Total expense	60,727	61,396	64,828	60,615	56,245	55,804	62,409	58,939
Income (loss) before tax and minority interest	10,794	10,588	161	(419)	7,713	12,932	10,147	10,977
Income tax expense (benefit)	3,529	3,178	(485)	1,953	2,743	4,117	3,345	3,701
Income (loss) before minority interest	7,265	7,410	646	(2,372)	4,970	8,815	6,802	7,276
Minority interest	-	-	15	35	-	-	-	-
Net income (loss)	$7,265	$7,410	$631	$(2,407)	$4,970	$8,815	$6,802	$7,276

Basic earnings (loss) per share:	$0.35	$0.36	$0.03	$(0.12)	$0.24	$0.42	$0.33	$0.35
Diluted earnings (loss) per share:	$0.35	$0.35	$0.03	$(0.12)	$0.24	$0.42	$0.33	$0.35

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
BALANCE SHEETS
December 31, 2008 and 2007
(In thousands)

	2008	2007
ASSETS
Equity securities, available-for-sale, at fair value	$2,014	$9,765
Cash and cash equivalents	7,337	14,226
Restricted cash	-	10,644
Investment in subsidiaries	233,034	214,769
Deferred federal income taxes	261	289
Other assets	4,393	4,353

	$247,039	$254,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$59,820	$59,503
Structured settlements	-	10,000
Unpaid losses and loss adjustment expenses	-	1
Current federal income tax payable	3,417	724
Accounts payable and other accrued expenses	4,390	4,197

	67,627	74,425

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,841,782 shares in 2008 and 20,776,080 shares in 2007	3,751	3,740
Capital in excess of par value	119,928	118,459
Retained earnings	72,242	59,343
Accumulated other comprehensive loss	(16,432)	(1,844)
Treasury stock, 7,828 shares in 2008 and 2007, at cost	(77)	(77)

Total stockholders’ equity	179,412	179,621

Total liabilities and stockholders’ equity	$247,039	$254,046

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Investment income, net of expenses	$127	$457	$1,195
Realized gain (loss)	(1,056)	508	(3)
Management fee income	6,044	7,205	9,413

	5,115	8,170	10,605

Losses and loss adjustment expenses	(1)	(15)	(33)
Other operating costs and expenses	6,537	6,596	5,102
Interest expense	4,649	3,762	5,536
Interest expense from amortization of discount on convertible notes	-	-	9,625

	11,185	10,343	20,230

Loss before equity in undistributed earnings of subsidiaries and income tax expense	(6,070)	(2,173)	(9,625)

Income tax benefit	(1,567)	(653)	(3,464)

Loss before equity in undistributed earnings of subsidiaries	(4,503)	(1,520)	(6,161)
Equity in undistributed share of earnings in subsidiaries	17,402	29,383	15,352

Net income	$12,899	$27,863	$9,191

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$12,899	$27,863	$9,191

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	74	486	1,077
Amortization of discount on convertible notes	-	-	9,625
Deferred income tax expense (benefit)	(17)	170	(3,877)
Change in unpaid losses and loss adjustment expenses	(1)	(15)	(33)
Undistributed share of earnings of subsidiaries	(17,402)	(29,383)	(15,352)
Realized gain (loss)	1,056	(508)	3
Change in accounts receivable	-	184	(184)
Change in current federal income tax payable (recoverable)	2,693	2,644	(2,413)
Excess tax benefits from share-based payments	-	-	(25)
Change in all other liabilities	193	(5,475)	2,930
Change in all other assets	(259)	209	699

Net cash provided by (used in) operating activities	(764)	(3,825)	1,641

Cash flows from investing activities:
Purchases of property and equipment	(60)	(50)	(206)
Acquisition of subsidiaries	(15,000)	-	(27,396)
Change in restricted cash	10,644	10,218	(20,862)
Purchase of fixed maturity and equity securities	(84,870)	(60,580)	(24,747)
Maturities and redemptions of investment securities	92,625	55,453	19,989

Net cash provided by (used in) investing activities	3,339	5,041	(53,222)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	219	-	36
Excess tax benefits from share-based payments	-	-	25
Proceeds from borrowings	-	25,774	52,500
Debt issuance costs	-	(674)	-
Proceeds from equity offerings	-	-	24,689
Repayment of borrowings	(9,683)	(15,000)	(24,700)
Net cash (used in) provided by financing activities	(9,464)	10,100	52,550

(Decrease) Increase in cash and cash equivalents	(6,889)	11,316	969
Cash and cash equivalents at beginning of year	14,226	2,910	1,941
Cash and cash equivalents at end of year	$7,337	$14,226	$2,910

Supplemental cash flow information:
Interest paid	$(4,662)	$(3,250)	$(4,417)

Income taxes recovered (paid)	$4,242	$2,957	$(2,516)

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule III - Supplementary Insurance Information
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred	Future	Unearned	Other	Premium	Net	Benefits,	Amortization	Other	Net
	Policy	Policy	Premiums	Policy	Revenue	Investment	Claims, Losses	of Deferred	Operating	Premiums
	Acquisition	Benefits,		Claims		Income	and Settlement	Policy	Expenses	Written
	Cost	Losses,		and Benefits			Expenses	Acquisition
		Claims and		Payable				Costs
		Loss
		Adjustment
		Expenses
2008
Personal Segment	$2,826	$22,621	$12,806	$-	$59,019	$1,699	$39,042	$12,711	$16,836	$60,834
Standard Commercial Segment	7,169	77,407	38,257	-	79,795	5,599	49,270	22,917	24,244	75,361
Specialty Commercial Segment	9,529	56,335	51,129	-	97,506	5,232	55,933	19,520	48,247	98,732
Corporate	-	-	-	-	-	3,519	(1)	-	6,537	-

Consolidated	$19,524	$156,363	$102,192	$-	$236,320	$16,049	$144,244	$55,148	$95,864	$234,927

2007
Personal Segment	$2,436	$19,939	$10,991	$-	$53,505	$1,717	$35,969	$11,459	$15,291	$55,916
Standard Commercial Segment	8,019	81,417	42,664	-	83,755	5,304	48,480	23,006	25,869	84,595
Specialty Commercial Segment	9,302	23,981	49,343	-	88,711	4,911	48,484	20,642	49,128	98,300
Corporate	-	1	-	-	-	1,248	(15)	-	6,596	-

Consolidated	$19,757	$125,338	$102,998	$-	$225,971	$13,180	$132,918	$55,107	$96,884	$238,811

2006
Personal Segment	$1,919	$17,597	$8,581	$-	$42,317	$2,301	$26,443	$9,382	$12,392	$45,135
Standard Commercial Segment	7,740	36,596	43,272	-	70,074	3,737	38,799	16,520	24,636	82,220
Specialty Commercial Segment	7,486	23,355	39,753	-	39,670	3,228	21,908	6,651	49,432	75,573
Corporate	-	16	-	-	-	1,195	(33)	-	5,102	-

Consolidated	$17,145	$77,564	$91,606	$-	$152,061	$10,461	$87,117	$32,553	$91,562	$202,928

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule IV - Reinsurance
(In thousands)

Column A	Column B		Column C	Column D	Column E		Column F
	Gross		Ceded to	Assumed	Net		Percentage
	Amount		Other	From Other	Amount		of Amount
			Companies	Companies			Assumed to
Net
Year Ended December 31, 2008
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		155,616	8,336	89,040		236,320	37.7%
Title Insurance		-	-	-		-

Total premiums		$155,616	$8,336	$89,040		$236,320	37.7%

Year Ended December 31, 2007
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		151,276	12,109	86,804		225,971	38.4%
Title Insurance		-	-	-		-

Total premiums		$151,276	$12,109	$86,804		$225,971	38.4%

Year Ended December 31, 2006
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		97,082	10,155	65,134		152,061	42.8%
Title Insurance		-	-	-		-

Total premiums		$97,082	$10,155	$65,134		$152,061	42.8%

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
		Expenses

(a) Consolidated
property-casualty
Entities

2008	$19,524	$156,363	$-	$102,192	$236,320	$16,049	$146,059	$(1,815)	$55,148	$115,068	$234,927

2007	$19,757	$125,338	$-	$102,998	$225,971	$13,180	$139,332	$(6,414)	$55,107	$84,870	$238,811

2006	$17,145	$77,564	$-	$91,606	$152,061	$10,461	$88,294	$(1,177)	$32,553	$44,875	$202,928

See accompanying report of independent registered public accounting firm.