Form 10-Q
period 2009-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2009-05-15
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,863,670 shares outstanding as of May15, 2009.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	March 31	December 31
	2009	2008
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value	$279,895	$268,513
Equity securities, available-for-sale, at fair value	25,983	25,003

Total investments	305,878	293,516

Cash and cash equivalents	56,317	59,134
Restricted cash and cash equivalents	6,220	8,033
Premiums receivable	48,932	44,032
Accounts receivable	3,937	4,531
Receivable for securities	1,064	1,031
Prepaid reinsurance premiums	1,671	1,349
Reinsurance recoverable	7,478	8,218
Deferred policy acquisition costs	21,002	19,524
Excess of cost over fair value of net assets acquired	41,080	41,080
Intangible assets, net	28,255	28,969
Current federal income tax recoverable	-	696
Deferred federal income taxes	5,680	6,696
Prepaid expenses	1,044	1,007
Other assets	22,721	20,582

	$551,279	$538,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$59,650	$60,919
Reserves for unpaid losses and loss adjustment expenses	164,839	156,363
Unearned premiums	112,183	102,192
Unearned revenue	1,170	2,037
Accrued agent profit sharing	751	2,151
Accrued ceding commission payable	8,592	8,605
Pension liability	4,348	4,309
Current federal income tax	1,649	-
Payable for securities	1,115	3,606
Accounts payable and other accrued expenses	5,603	18,067

	359,900	358,249

Commitments and Contingencies (Note 15)

Redeemable non-controlling interest	824	737

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2009 and 2008;
issued 20,871,498 shares in 2009 and 20,841,782 shares in 2008)	3,757	3,751
Capital in excess of par value	120,200	119,928
Retained earnings	79,032	72,242
Accumulated other comprehensive loss	(12,357)	(16,432)
Treasury stock, at cost (7,828 shares in 2009 and 2008)	(77)	(77)

Total stockholders' equity	190,555	179,412

	$551,279	$538,398

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31
	2009	2008

Gross premiums written	$71,479	$64,237
Ceded premiums written	(2,232)	(2,004)
Net premiums written	69,247	62,233
Change in unearned premiums	(9,817)	(2,989)
Net premiums earned	59,430	59,244

Investment income, net of expenses	4,269	3,625
Net realized gains (impairments and realized losses)	(348)	859
Finance charges	1,350	1,264
Commission and fees	6,189	6,484
Processing and service fees	15	42
Other income	5	3

Total revenues	70,910	71,521

Losses and loss adjustment expenses	36,842	35,504
Other operating expenses	23,750	23,465
Interest expense	1,159	1,185
Amortization of intangible assets	714	573

Total expenses	62,465	60,727

Income before tax	8,445	10,794
Income tax expense	1,662	3,529
Net income	6,783	7,265
Less: Net loss attributable to
non-controlling interest	(7)	-

Net income attributable to Hallmark Financial Services, Inc.	$6,790	$7,265

Net income per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$0.33	$0.35
Diluted	$0.33	$0.35

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2009	2008

Common Stock
Balance, beginning of period	$3,751	$3,740
Issuance of common stock upon option exercises	6	6
Balance, end of period	3,757	3,746

Additional Paid-In Capital
Balance, beginning of period	119,928	118,459
Accretion of redeemable noncontrolling interest	(94)	-
Equity based compensation	262	547
Exercise of stock options	104	114

Balance, end of period	120,200	119,120

Retained Earnings
Balance, beginning of period	72,242	59,343
Net income attributable to Hallmark Financial Services, Inc.	6,790	7,265

Balance, end of period	79,032	66,608

Accumulated Other Comprehensive Loss
Balance, beginning of period	(16,432)	(1,844)
Additional minimun pension liability, net of tax	80	10
Unrealized gains (losses) on securities, net of tax	3,995	(1,252)
Balance, end of period	(12,357)	(3,086)

Treasury Stock
Balance, beginning and end of period	(77)	(77)

Total Stockholders' Equity	$190,555	$186,311

Net income	$6,783	$7,265
Additional minimum pension liablilty, net of tax	80	10
Unrealized gains (losses) on securities, net of tax	3,995	(1,252)
Comprehensive income	10,858	6,023
Less: Comprehensive loss attributable to
non-controlling interest	(7)	-
Comprehensive income attributable to
Hallmark Financial Services, Inc.	$10,865	$6,023

 The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31
	2009	2008
Cash flows from operating activities:
Net income	$6,783	$7,265

Adjustments to reconcile net income to cash provided by operating activites:
Depreciation and amortization expense	928	767
Deferred federal income tax benefit	(1,103)	(156)
Realized loss (gain) on investments and impairment losses	348	(859)
Change in prepaid reinsurance premiums	(322)	(2,251)
Change in premiums receivable	(4,900)	(1,714)
Change in accounts receivable	594	(125)
Change in deferred policy acquisition costs	(1,478)	(659)
Change in reserves for unpaid losses and loss adjustment expenses	8,476	8,410
Change in unearned premiums	9,991	3,011
Change in unearned revenue	(867)	(502)
Change in accrued agent profit sharing	(1,400)	(2,177)
Change in reinsurance recoverable	740	483
Change in current federal income tax payable	2,345	2,903
Change in accrued ceding commission payable	(13)	86
Change in all other liabilities	(9,081)	(4,059)
Change in all other assets	(2,190)	1,965

Net cash provided by operating activities	8,851	12,388

Cash flows from investing activities:
Purchases of property and equipment	(428)	(174)
Change in restricted cash	2,833	11,361
Purchases of debt and equity securities	(22,014)	(235,781)
Maturities, sales and redemptions of investment securities	12,443	137,398
Payment for acquisition of subsidiaries	(3,343)	-

Net cash used in investing activities	(10,509)	(87,196)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	110	120
Premium finance notes originated, net of finance notes repaid	(1,269)	107
Repayment of structured settlement	-	(10,000)

Net cash used in financing activities	(1,159)	(9,773)

Decrease in cash and cash equivalents	(2,817)	(84,581)
Cash and cash equivalents at beginning of period	59,134	145,884
Cash and cash equivalents at end of period	$56,317	$61,303

Supplemental Cash Flow Information:

Interest paid	$1,186	$1,190

Taxes paid	$419	$781

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(33)	$27,395

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(3,511)	$(91,401)

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business which is written on a national basis.

We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by our three insurance company subsidiaries. Our AHIS Operating Unit handles standard lines commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc. Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc. Our Heath XS Operating Unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and is comprised of Heath XS, LLC and Hardscrabble Data Solutions, LLC. Our Personal Lines Operating Unit handles non-standard personal automobile insurance and complementary personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Redeemable non-controlling interest

We are accreting the redeemable non-controlling interest to its redemption value from the date of issuance to the earliest determinable redemption date, August 29, 2012, using the interest method. Changes in redemption value are considered a change in accounting estimate. We follow the two class method of computing earnings per share. We treat only the portion of the periodic adjustment to the redeemable non-controlling interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend. (See Note 3, “Business Combinations.”)

Reclassification

Certain previously reported amounts have been reclassified in order to conform to our current year presentation. Such reclassification had no effect on net income or stockholders’ equity.

Income taxes

Income taxes are accounted for under the asset and liability method. At December 31, 2008, we had recorded a valuation allowance of $4.5 million primarily attributable to capital losses from investments, impairments and unrealized losses in excess of gains. The valuation allowance was decreased by $0.9 million at March 31, 2009, due to changes in unrealized and realized gains and losses on investments. The changes in valuation allowance attributable to continuing operations and to accumulated comprehensive income were approximately $0.8 million and $49 thousand, respectively.

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

We have corrected our prior period’s financial statements and notes to reflect the reduction of ceded premium. Because the error was not material to any prior year financial statements, the corrections to prior periods will be presented in future filings, pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

The following table presents the effect of the correction on our previously reported consolidated statements of operations for the three months ended March 31, 2008.

March 31,
2008
As previously reported:
Ceded premiums written	$(2,332)
Net premiums written	61,905
Net premiums earned	58,916
Total revenues	71,193

Income before tax	10,466
Income tax expense	3,414
Net income	$7,052

Common stockholders net income per share:
Basic	$0.34
Diluted	$0.34

Adjustments:
Ceded premiums written	$328
Income tax expense	115
Net income impact	$213

As revised:
Ceded premiums written	$(2,004)
Net premiums written	62,233
Net premiums earned	59,244
Total revenues	71,521

Income before tax	10,794
Income tax expense	3,529
Net income	$7,265

Common stockholders net income per share:
Basic	$0.35
Diluted	$0.35

The following table presents the effect of the correction on our previously reported consolidated balance sheet as of March 31, 2008.

	As previously
	reported	Adjustment	As revised
Balances as of March 31, 2008
Prepaid reinsurance premiums	$2,197	$996	$3,193
Total assets	519,053	996	520,049
Current federal income tax payable	3,418	349	3,767
Total liabilities	333,389	349	333,738
Retained earnings	65,961	647	66,608
Total stockholders' equity	185,664	647	186,311

The following table presents the effect of the correction on our previously reported consolidated statements of cash flows for the three months ended March 31, 2008.

For the Three
Months Ended
March 31,
2008
As previously reported:
Net income	$7,052
Change in prepaid reinsurance premiums	(1,923)
Change in current federal income tax payable	2,788
Net cash provided by operating activities	12,388

Adjustments:
Net income	$213
Change in prepaid reinsurance premiums	(328)
Change in current federal income tax payable	115
Net cash provided by operating activities	-

As revised:
Net income	$7,265
Change in prepaid reinsurance premiums	(2,251)
Change in current federal income tax payable	2,903
Net cash provided by operating activities	12,388

Use of Estimates in the Preparation of the Financial Statements

 Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of Statement of Financial Accounting Standards No. 141, “Business Combinations”. SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of SFAS 141R did not have a material effect on our results of operations or liquidity. However, SFAS 141R will impact the accounting for any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not anticipate that the adoption of FSP 157-4 will have a material impact on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim periods ending after June 15, 2009. We are currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim periods ending after June 15, 2009 but will not impact the Company’s consolidated financial statements. However, additional footnote disclosures to our interim and annual financial statements may be required.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising the Heath XS Operating Unit for consideration of $15.0 million. In connection with the acquisition of membership interests in the subsidiaries comprising the Heath XS Operating Unit, we executed an operating agreement for each subsidiary. The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries comprising the Heath XS Operating Unit and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”). The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Heath XS Operating Unit or a change of control of Hallmark. If the Put/Call Option is exercised, we would have the right or obligation to purchase the remaining 20% membership interests in the Heath XS Operating Unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters. We estimate the ultimate redemption value of the Put/Call Option to be $2.9 million at March 31, 2009.

The fair value of the amortizable intangible assets acquired and respective amortization periods are as follows ($ in thousands):

Tradename	$757	15 years
Non-compete agreement	$526	6 years
Agency relationships	$6,385	15 years

The Heath XS Operating Unit is an underwriting organization that produces lower hazard, middle market, excess commercial automobile and commercial umbrella insurance policies on both an admitted and non-admitted basis through a network of independent wholesale agencies throughout the United States.

4. Fair Value

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”, which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

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

      The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2009 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$232,950	$46,945	$279,895
Equity securities	25,983	-	-	25,983
Total	$25,983	$232,950	$46,945	$305,878

Due to significant unobservable inputs into the valuation model for certain municipal bonds in illiquid markets, we classified these as level 3 in the fair value hierarchy.  We used an income approach in order to derive an estimated fair value of such securities, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity.  The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 (in thousands).

Beginning balance as of January 1, 2009	$46,104

Purchases, issuances, sales and settlements	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	841
Transfers in and/or out of Level 3	-

Ending balance as of March 31, 2009	$46,945

5. Investments

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed.  We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments  and it is determined that the decline is other-than-temporary. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include: (1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities; and (4) the financial condition and near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When it is determined that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than amounts accreted to the expected recovery amount, are recognized at disposition. We recognize a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an investment has not been made. When we decide to sell a temporarily impaired available-for-sale investment and we do not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment is deemed to be other-than-temporarily impaired in the period in which the decision to sell is made. For the three months ended March 31, 2009 and 2008, we recognized approximately $0.5 million and $0.1 million, respectively, of other-than-temporary impairments on investments.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$27,562	$(5,509)	$14,670	$(2,170)	$42,232	$(7,679)
Municipal bonds	48,848	(2,522)	36,491	(1,551)	85,339	(4,073)
Equity securities	19,970	(4,270)	-	-	19,970	(4,270)
Total	$96,380	$(12,301)	$51,161	$(3,721)	$147,541	$(16,022)

	As of December 31, 2008

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$34,314	$(5,175)	$9,786	$(1,830)	$44,100	$(7,005)
Municipal bonds	106,175	(7,258)	10,295	(665)	116,470	(7,923)
Equity securities	8,932	(4,411)	-	-	8,932	(4,411)
Total	$149,421	$(16,844)	$20,081	$(2,495)	$169,502	$(19,339)

 At March 31, 2009, the gross unrealized losses more than twelve months old were attributable to 32 bond positions.  At December 31, 2008, the gross unrealized losses more than twelve months old were attributable to 15 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds where we believe we have the ability to hold our positions until maturity and the debt issuers have the ability to make all contractual payments.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to additional impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $21.5 million at March 31, 2009 and a carrying value of $26.4 million at December 31, 2008.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005.  Presently, there are 1,500,000 shares authorized for issuance under the 2005 LTIP.  Our 1994 Key Employee Long Term Incentive Plan (the “1994 Employee Plan”) and 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) both expired in 2004 but have unexercised options outstanding.

As of March 31, 2009, there were incentive stock options to purchase 927,499 shares of our common stock outstanding and non-qualified stock options to purchase 60,000 shares of our common stock outstanding under the 2005 LTIP, leaving 512,501 shares reserved for future issuance.  As of March 31, 2009, there were incentive stock options to purchase 5,916 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  In addition, as of March 31, 2009, there were outstanding non-qualified stock options to purchase 8,333 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the year-to-date ended March 31, 2009 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2009	1,052,298	$11.12
Granted	-	$-
Exercised	(29,716)	$3.66
Forfeited or expired	-	$-
Outstanding at March 31, 2009	1,022,582	$11.34	7.9	$122
Exercisable at March 31, 2009	228,333	$9.62	6.6	$122

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Intrinsic value of options exercised	$107	$278

Cost of share-based payments (non-cash)	$262	$547

Income tax benefit of share-based payments recognized in income	$92	$191

As of March 31, 2009 there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.7 million is expected to be recognized during the remainder of 2009, $0.9 million is expected to be recognized in 2010, $0.5 million is expected to be recognized in 2011 and $0.1 million is expected to be recognized in 2012.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of similar companies’ common stock for a period equal to the expected term.  The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.  There were no options granted in either the first quarter of 2009 or 2008.

8. Segment Information

The following is business segment information for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Standard Commercial Segment	$20,020	$22,006
Specialty Commercial Segment	32,825	32,238
Personal Segment	17,535	15,726
Corporate	530	1,551
Consolidated	$70,910	$71,521

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$2,576	$4,058
Specialty Commercial Segment	5,682	5,444
Personal Segment	2,619	2,590
Corporate	(2,425)	(1,298)
Consolidated	$8,452	$10,794

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2009	2008
Assets

Standard Commercial Segment	$139,646	$146,415
Specialty Commercial Segment	237,577	230,130
Personal Segment	94,885	84,456
Corporate	79,171	77,397
	$551,279	$538,398

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Ceded earned premiums	$2,058	$1,982
Reinsurance recoveries	$1,333	$107

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

o
Our reinsurers reimburse us 100% for any loss in excess of our $3.0 million retention up to $10.0 million for each catastrophic occurrence, subject to an aggregate limit of $14.0 million.  As a result of hurricane losses, we have ceded to our reinsurers losses of approximately $8.2 million and have approximately $5.8 million of coverage remaining under this layer of catastrophe reinsurance at March 31, 2009.

o	Our reinsurers reimburse us 100% for any loss in excess of $10.0 million up to $25.0 million for each catastrophic occurrence subject to an aggregate limit of $50.0 million.

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $2.15 million of each combined aircraft hull and liability loss and for the next $650,000 of each airport liability loss; and

o	Other risks with liability limits greater than $1.0 million are placed in a quota share treaty where we retain 20% of incurred losses.

10. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of March 31, 2009, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit.  As of March 31, 2009, the balance on the revolving note was $2.8 million, which currently bears interest at 3.10% per annum. Also included in notes payable is $0.1 million outstanding as of March 31, 2009 under PAAC’s revolving credit sub-facility, which also currently bears interest at 3.10% per annum.  (See Note 11, “Credit Facilities.”)

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of March 31, 2009 the note balance was $25.8 million.

11. Credit Facilities

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20.0 million revolving credit facility with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2009, we were in compliance with all of our covenants.  As of March 31, 2009 we had $2.9 million outstanding under this facility.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Deferred	$(15,526)	$(14,405)
Amortized	14,048	13,746

Net	$(1,478)	$(659)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Weighted average shares - basic	20,856	20,781
Effect of dilutive securities	17	106
Weighted average shares - assuming dilution	20,873	20,887

For the three months ended March 31, 2009, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months ended March 31, 2008, 140,494 shares of common stock potentially issuable upon exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest cost	$161	$167
Amortization of net (gain) loss	122	16
Expected return on plan assets	(121)	(168)
Net periodic pension cost	$162	$15

We did not make any contributions to our frozen defined benefit cash balance plan during the three months ended March 31, 2009 and we contributed $84 thousand during the three months ended March 31, 2008. Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for more discussion of our retirement plans.

15. Contingencies

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by our three insurance company subsidiaries.

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•
Standard Commercial Segment.  Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our AHIS Operating Unit which is comprised of our American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc. subsidiaries.

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

•
Personal Segment.  Our Personal Segment includes the non-standard personal automobile insurance and complementary personal insurance products and services handled by our Personal Lines Operating Unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

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

•	Hallmark Specialty Insurance Company (“HSIC”) presently retains a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company (“HIC”) presently assumes all of the risks on the personal property/casualty policies marketed by our Personal Lines Operating Unit and assumes a portion of the risks on the aviation property/casualty products marketed within the Specialty Commercial Segment.

Our insurance company subsidiaries have entered into a pooling arrangement  pursuant to which AHIC retains 46% of the total net premiums written by all of our operating units, HIC retains 34% of our total net premiums written and HSIC retains 20% of our total net premiums written.   This pooling arrangement has no impact on our consolidated financial statements under GAAP.

Results of Operations

Management Overview.  During the three months ended March 31, 2009, our total revenues were $70.9 million, representing a $0.6 million decrease over the $71.5 million in total revenues for the same period of 2008.  The decrease in total revenue for the period was primarily due to recognized losses on our investment portfolio and lower commission income partially offset by higher earned premium and investment income. Standard Commercial revenues decreased $2.0 million during the three months ended March 31, 2009 due primarily to lower earned premium as a result of increased competition, rate pressure, and deterioration of the economic environment in our major markets. The acquisition of our Heath XS Operating Unit in 2008 drove the $0.6 million increase in revenue by our Specialty Commercial Segment during the three months ended March 31, 2009 as compared to the same period during 2008. Revenues from our Personal Segment increased $1.8 million during the three months ended March 31, 2009 as compared to the same period during 2008, due largely to geographic expansion into new states. Corporate revenue decreased $1.0 million during the three months ended March 31, 2009 as compared to the same period during 2008 due to recognized losses on our investment portfolio of $0.3 million as compared to recognized gains of $0.9 million during the same period of 2008.

We reported net income attributable to Hallmark of $6.8 million for the three months ended March 31, 2009, compared to $7.3 million for the same period in 2008.  On a diluted per share basis, net income was $0.33 for the three months ended March 31, 2009 as compared to $0.35 for the same period in 2008.   The decrease in net income attributable to Hallmark was primarily attributable to decreased revenue discussed above and a modestly higher loss and loss adjustment expenses (“LAE”) due to $1.6 million of favorable prior year loss development recognized during the three months ended March 31, 2008.  These factors were partially offset by a lower effective tax rate driven primarily by a $0.8 million reduction in the deferred tax asset valuation allowance during the first three months of 2009.

First Quarter 2009 as Compared to First Quarter 2008

The following is additional business segment information for the three months ended March 31, 2009 and 2008 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended March 31, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$19,147	$34,282	$20,626	$-	$74,055

Gross premiums written	19,147	31,706	20,626	-	71,479
Ceded premiums written	(1,103)	(1,129)	-	-	(2,232)
Net premiums written	18,044	30,577	20,626	-	69,247
Change in unearned premiums	406	(5,626)	(4,597)	-	(9,817)
Net premiums earned	18,450	24,951	16,029	-	59,430

Total revenues	20,020	32,825	17,535	530	70,910

Losses and loss adjustment expenses	11,346	14,933	10,563	-	36,842

Pre-tax income (loss), net of
non-controlling interest	2,576	5,682	2,619	(2,425)	8,452

Net loss ratio (2)	61.5%	59.8%	65.9%		62.0%
Net expense ratio (2)	27.3%	30.6%	23.1%		29.5%
Net combined ratio (2)	88.8%	90.4%	89.0%		91.5%

	Three Months Ended March 31, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$21,749	$32,020	$17,727	$-	$71,496

Gross premiums written	21,749	24,761	17,727	-	64,237
Ceded premiums written	(1,187)	(817)	-	-	(2,004)
Net premiums written	20,562	23,944	17,727	-	62,233
Change in unearned premiums	404	(155)	(3,238)	-	(2,989)
Net premiums earned	20,966	23,789	14,489	-	59,244

Total revenues	22,006	32,238	15,726	1,551	71,521

Losses and loss adjustment expenses	11,310	15,003	9,191	-	35,504

Pre-tax income (loss)	4,058	5,444	2,590	(1,298)	10,794

Net loss ratio (2)	53.9%	63.1%	63.4%		59.9%
Net expense ratio (2)	27.2%	30.5%	22.5%		28.9%
Net combined ratio (2)	81.1%	93.6%	85.9%		88.8%

(1) Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations.  We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.

(2)  The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.  The net expense ratio is calculated as underwriting expenses of our insurance company subsidiaries (which include provisional ceding commissions, direct agent commissions, premium taxes and assessments, professional fees, other general underwriting expenses and allocated overhead expenses) and offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $19.1 million for the three months ended March 31, 2009, which was $2.6 million, or 12% less than the $21.7 million reported for the same period in 2008.  Net premiums written were $18.0 million for the three months ended March 31, 2009 as compared to $20.6 million reported for the same period in 2008.  The decrease in premium volume was due to increased competition, rate pressure and the deterioration of the general economic environment.

Total revenue for the Standard Commercial Segment of $20.0 million for the three months ended March 31, 2009 was $2.0 million less than the $22.0 million reported during the same period in 2008.  This 9% decrease in total revenue was primarily due to decreased net premiums earned of $2.5 million.  The decrease in net premiums earned was partially offset by a contingent commission adjustment reducing revenue by $0.4 million during the three months ended March 31, 2008.  The contingent commission adjustment related to adverse loss development on prior accident years. Increased net investment income of $0.1 million during the three months ended March 31, 2009 also partially offset the decrease in net premiums earned.

Pre-tax income for our Standard Commercial Segment of $2.6 million for the three months ended March 31, 2009 decreased $1.5 million, or 37%, from the $4.1 million reported for the same period of 2008.  Decreased revenue as discussed above was the primary reason for the decrease in pre-tax income, offset by lower operating expenses of $0.5 million, mostly due to lower premium volume during the three months ended March 31, 2009 as compared to the same period during 2008.

The Standard Commercial Segment reported  a net loss ratio of 61.5% for the three months ended March 31, 2009 as compared to 53.9% for 2008. The gross loss ratio before reinsurance for the three months ended March 31, 2009 was 62.3% as compared to the 50.4% reported for the same period of 2008.  The higher net and gross loss ratios for the first quarter of fiscal 2009 as compared to the same period in fiscal 2008 were largely the result of the recognition of $1.8 million in favorable prior year loss development during the first quarter of fiscal 2008, which represented 8.4% of net earned premiums and 8.0% of gross earned premiums for that period.  The Standard Commercial Segment reported net expense ratios of 27.3% and 27.2% for the first quarters of 2009 and 2008, respectively.

Specialty Commercial Segment

The $32.8 million of total revenue for the three months ended March 31, 2009 was $0.6 million higher than the $32.2 million reported for the same period in 2008. This increase in revenue was largely due to increased net premiums earned of $1.2 million as a result of the increased retention of business and the acquisition of the Heath XS Operating Unit during the third quarter of 2008 and increased net investment income of $0.2 million. These increases were offset by lower commission income of $0.8 million due primarily to the shift from a third party agency structure to an insurance underwriting structure partially offset by increased commission income in our newly acquired Heath XS Operating Unit.

Pre-tax income for the Specialty Commercial Segment of $5.7 million was $0.3 million higher than the $5.4 million reported for the same period in 2008. Increased revenue, discussed above, and lower loss and LAE of $0.1 million, was partially offset by increased operating expenses of $0.3 million due mostly to increased production related expenses related to the acquisition of our Heath XS Operating Unit partially offset by reduced production related expenses in our TGA and Aerospace Operating Units and increased amortization of intangible assets of $0.1 million related to our acquisition of the Heath XS Operating Unit during 2008.

The Specialty Commercial Segment reported a net loss ratio of 59.8% for the three months ended March 31, 2009 as compared to 63.1% for 2008.  The gross loss ratio before reinsurance was 59.6% for the three months ended March 31, 2009 as compared to 62.0% for the same period the prior year.  The gross loss results for the three months ended March 31, 2008 included $0.5 million of adverse prior year development.  The Specialty Commercial Segment reported a net expense ratio of 30.6% for the first quarter of 2009 as compared to 30.5% for the first quarter of 2007.

Personal Segment

Net premiums written for our Personal Segment increased $2.9 million during the first quarter of 2009 to $20.6 million compared to $17.7 million for the first quarter of 2008.  The increase in premium was due mostly to continued geographic expansion that began in 2006.

Total revenue for the Personal Segment increased 12% to $17.5 million for the first quarter of 2009 from $15.7 million for the first quarter of 2008.  Higher earned premium of $1.5 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.2 million and higher investment income of $0.1 million further contributed to the increase in revenue during the first quarter of 2009.

Pre-tax income for the Personal Segment was $2.6 million for the three months ended March 31, 2009 and 2008.  The increased revenue, as discussed above, was offset by increased losses and LAE of $1.4 million and increased operating expenses of $0.4 million due mostly to production related expenses attributable to the increased earned premium.

The Personal Segment reported a net loss ratio of 65.9% for the three months ended March 31, 2009 as compared to 63.4% for the first quarter of 2008.  We recognized $0.3 million of favorable prior accident year development for the three months ended March 31, 2008. The Personal Segment reported a net expense ratio of 23.1% for the three months ended March 31, 2009 as compared to 22.5% for the first quarter of 2008.

Corporate

Total revenue for corporate decreased by $1.0 million for the three months ended March 31, 2009 as compared to the same period the prior year.  Recognized losses of $0.3 million on our investment portfolio as compared to recognized gains of $0.9 million during the same period in 2008 was partially offset by increased investment income of $0.2 million primarily due to changes in capital allocation.

Corporate pre-tax loss was $2.4 million for the three months ended March 31, 2009 as compared to $1.3 million for the same period the prior year.  The increased loss was mostly due to the decreased revenues discussed above as well as increased operating expenses of $0.1 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of March 31, 2009, Hallmark had $12.1 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $3.8 million as of March 31, 2009.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds.  HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance.  HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department.  During 2009, our insurance company subsidiaries’ ordinary dividend capacity is $18.4 million, of which $13.8 million is available to Hallmark.  None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2009 or the 2008 fiscal year.

Comparison of March 31, 2009 to December 31, 2008

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2009 were $362.2 million compared to $352.7 million at December 31, 2008.  An increase in market value of our investment portfolio for the period was the primary reason for this increase.

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Net cash provided by our consolidated operating activities was $8.9 million for the first three months of 2009 compared to $12.4 million for the first three months of 2008.  The decrease in operating cash flow was primarily due to the timing of premium settlements with third party insurance carriers.

 Net cash used in investing activities during the first three months of 2009 was $10.5 million as compared to $87.2 million for the same period in 2008.  Contributing to the decrease in cash used in investing activities was a decrease of $213.8 million in purchases of debt and equity securities, offset by a $8.5 million reduction in the change in restricted cash, $125.0 million reduction in maturities, sales and redemptions of investment securities and $3.3 million for the payment of contingent consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.

 Cash used in financing activities during the first three months of 2009 was $1.2 million as compared to $9.8 million for the same period of 2008.  The cash used during the first three months of 2008 was primarily for the payment of consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.  As of March 31, 2009 we had fully repaid our obligation to the sellers.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank.  The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2009 we were in compliance with all of our covenants.  As of March 31, 2009, we had $2.9 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  As of March 31, 2009, the note balance was $30.9 million.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  As of March 31, 2009, the note balance was $25.8 million.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This Item is omitted as permitted for a “smaller reporting company” (as defined by the SEC).

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

This Item is omitted as permitted for a “smaller reporting company” (as defined by the SEC).

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: May 15, 2009	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jeffrey R. Passmore
Date: May 15, 2009	Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)