Form 10-Q
period 2009-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2009-08-13
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,863,670 shares outstanding as of August 13, 2009.

PART I
FINANCIAL INFORMATION

Item 1.            Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2009 and June 30, 2008	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2009 and June 30, 2008	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and June 30, 2008	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	June 30	December 31
	2009	2008
	(unaudited)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value	$274,677	$268,513
Equity securities, available-for-sale, at fair value	38,718	25,003

Total investments	313,395	293,516

Cash and cash equivalents	83,150	59,134
Restricted cash and cash equivalents	9,848	8,033
Premiums receivable	52,598	44,032
Accounts receivable	3,752	4,531
Receivable for securities	71	1,031
Prepaid reinsurance premiums	6,467	1,349
Reinsurance recoverable	14,072	8,218
Deferred policy acquisition costs	23,432	19,524
Excess of cost over fair value of net assets acquired	41,080	41,080
Intangible assets, net	30,705	28,969
Current federal income tax recoverable	2,169	696
Deferred federal income taxes	3,254	6,696
Prepaid expenses	993	1,007
Other assets	18,498	20,582

Total assets	$603,484	$538,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$59,502	$60,919
Reserves for unpaid losses and loss adjustment expenses	180,366	156,363
Unearned premiums	126,595	102,192
Unearned revenue	605	2,037
Accrued agent profit sharing	1,318	2,151
Accrued ceding commission payable	8,600	8,605
Pension liability	4,388	4,309
Payable for securities	4,246	3,606
Accounts payable and other accrued expenses	6,749	18,067

Total liabilities	392,369	358,249

Commitments and Contingencies (Note 15)

Redeemable non-controlling interest	891	737

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2009 and 2008; issued 20,871,498 shares in 2009 and 20,841,782 shares in 2008)	3,757	3,751
Capital in excess of par value	120,736	119,928
Retained earnings	84,972	72,242
Accumulated other comprehensive income (loss)	836	(16,432)
Treasury stock, at cost (7,828 shares in 2009 and 2008)	(77)	(77)

Total stockholders’ equity	210,224	179,412

	$603,484	$538,398

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2009	2008	2009	2008

Gross premiums written	$75,053	$63,115	$146,532	$127,352
Ceded premiums written	(3,260)	(2,006)	(5,492)	(4,010)
Net premiums written	71,793	61,109	141,040	123,342
Change in unearned premiums	(9,474)	(1,345)	(19,291)	(4,334)
Net premiums earned	62,319	59,764	121,749	119,008

Investment income, net of expenses	3,467	3,957	7,736	7,582
Net realized gains	867	232	519	1,091
Finance charges	1,449	1,323	2,799	2,587
Commission and fees	2,627	6,669	8,816	13,153
Processing and service fees	11	36	26	78
Other income	4	3	9	6

Total revenues	70,744	71,984	141,654	143,505

Losses and loss adjustment expenses	38,131	36,029	74,973	71,533
Other operating expenses	23,878	23,608	47,628	47,073
Interest expense	1,150	1,186	2,309	2,371
Amortization of intangible assets	782	573	1,496	1,146

Total expenses	63,941	61,396	126,406	122,123

Income before tax	6,803	10,588	15,248	21,382
Income tax expense	2,519	3,178	4,181	6,707
Net income	4,284	7,410	11,067	14,675
Less: Net income attributable to non-controlling interest	9	-	2	-

Net income attributable to Hallmark Financial Services, Inc.	$4,275	$7,410	$11,065	$14,675

Net income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.20	$0.36	$0.53	$0.71
Diluted	$0.20	$0.35	$0.53	$0.70

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Common Stock
Balance, beginning of period	$3,757	$3,746	$3,751	$3,740
Issuance of common stock upon option exercises	-	1	6	7
Balance, end of period	3,757	3,747	3,757	3,747

Additional Paid-In Capital
Balance, beginning of period	120,200	119,120	119,928	118,459
Accretion of redeemable noncontrolling interest	(78)	-	(172)	-
Equity based compensation	614	226	876	773
Exercise of stock options	-	23	104	137

Balance, end of period	120,736	119,369	120,736	119,369

Retained Earnings
Balance, beginning of period	79,032	66,608	72,242	59,343
Adjustment to opening balance, net of tax (note 2)	1,665	-	1,665	-
Adjusted balance, beginning of period	80,697	66,608	73,907	59,343
Net income attributable to Hallmark Financial Services, Inc.	4,275	7,410	11,065	14,675

Balance, end of period	84,972	74,018	84,972	74,018

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(12,357)	(3,086)	(16,432)	(1,844)
Adjustment to opening balance, net of tax (note 2)	(1,665)	-	(1,665)	-
Adjusted balance, beginning of period	(14,022)	(3,086)	(18,097)	(1,844)
Additional minimun pension liability, net of tax	79	11	159	21
Net unrealized holding gains (losses) arising during period	15,138	(783)	19,324	(1,905)
Reclassification adjustment for losses included in net income	(359)	(898)	(550)	(1,028)

Balance, end of period	836	(4,756)	836	(4,756)

Treasury Stock
Balance, beginning and end of period	(77)	(77)	(77)	(77)

Total Stockholders' Equity	$210,224	$192,301	$210,224	$192,301

Net income	$4,275	$7,410	$11,065	$14,675
Additional minimum pension liablilty, net of tax	79	11	159	21
Net unrealized holding gains (losses) arising during period	15,138	(783)	19,324	(1,905)
Reclassification adjustment for losses included in net income	(359)	(898)	(550)	(1,028)
Comprehensive income	19,133	5,740	29,998	11,763
Less: Comprehensive income attributable to non-controlling interest	9	-	2	-
Comprehensive income attributable to
Hallmark Financial Services, Inc.	$19,124	$5,740	$29,996	$11,763

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30
	2009	2008
Cash flows from operating activities:
Net income	$11,067	$14,675

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,930	1,517
Deferred federal income tax benefit	(391)	(641)
Realized gain on investments	(519)	(1,091)
Change in prepaid reinsurance premiums	(5,118)	(1,057)
Change in premiums receivable	(8,591)	(1,064)
Change in accounts receivable	791	(38)
Change in deferred policy acquisition costs	(3,908)	(895)
Change in reserves for unpaid losses and loss adjustment expenses	24,003	19,036
Change in unearned premiums	24,403	4,371
Change in unearned revenue	(1,432)	(696)
Change in accrued agent profit sharing	(833)	(1,509)
Change in reinsurance recoverable	(5,854)	1,161
Change in current federal income tax recoverable	(1,473)	(1,127)
Change in accrued ceding commission payable	(5)	90
Change in all other liabilities	(9,197)	(4,258)
Change in all other assets	3,909	1,275
Net cash provided by operating activities	28,782	29,749

Cash flows from investing activities:
Purchases of property and equipment	(634)	(273)
Change in restricted cash and cash equivalents	(460)	6,241
Purchases of debt and equity securities	(35,833)	(552,067)
Maturities, sales and redemptions of investment securities	40,734	414,144
Payment for acquisition of subsidiaries	(7,246)	-
Net cash used in investing activities	(3,439)	(131,955)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	110	143
Repayment of notes payable	(1,417)	(222)
Distribution of non-controlling interest	(20)	-
Repayment of structured settlement	-	(10,000)
Net cash used in financing activities	(1,327)	(10,079)

Increase (decrease) in cash and cash equivalents	24,016	(112,285)
Cash and cash equivalents at beginning of period	59,134	145,884
Cash and cash equivalents at end of period	$83,150	$33,599

Supplemental cash flow information:
Interest paid	$2,345	$2,387
Taxes paid	$6,045	$8,402

Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals settled after the balance sheet date	$961	$27,195
Change in payable for securities related to investment purchases settled after the balance sheet date	$(695)	$(88,000)

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

We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by three of our insurance company subsidiaries.  Our AHIS Operating Unit handles standard lines commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc.  Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc.  Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc.  Our Heath XS Operating Unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and is comprised of Heath XS, LLC and Hardscrabble Data Solutions, LLC. Our Personal Lines Operating Unit handles non-standard personal automobile insurance and complementary personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

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

The interim financial data as of June 30, 2009 and 2008 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Income taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2008, we had recorded a valuation allowance of $4.5 million primarily attributable to capital losses from investments, impairments and unrealized losses in excess of gains.  The valuation allowance was decreased by $4.5 million during the six months ended June 30, 2009, due to changes in unrealized and realized gains and losses on investments.  The changes in valuation allowance attributable to continuing operations and to accumulated comprehensive income were approximately $0.4 million and $4.1 million, respectively, for the six months ended June 30, 2009.

Immaterial Correction of an Error

  We maintain catastrophe reinsurance for business produced by both our AHIS and TGA Operating Units.  Prior to July 1, 2007, the premium for our catastrophe reinsurance contracts was based on all business produced by both operating units.  The premium for our catastrophe reinsurance contract which became effective July 1, 2007 is based only on business produced in Texas.  However in error for the periods between July 1, 2007 to June 30, 2008 we continued to record ceded premium for this coverage as if the premium was based on all business produced by the AHIS and TGA Operating Units.  This understated our earned premium for each quarter from July 1, 2007 through June 30, 2008.

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

The following table presents the effect of the correction on our previously reported consolidated statements of operations for the three months and six months ended June 30, 2008 (in thousands, except per share amounts).

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2008
As previously reported:
Ceded premiums written	$(2,327)	$(4,659)
Net premiums written	60,788	122,693
Net premiums earned	59,443	118,359
Total revenues	71,663	142,856

Income before tax	10,267	20,733
Income tax expense	3,066	6,480
Net income	$7,201	$14,253

Common stockholders net income per share:
Basic	$0.35	$0.69
Diluted	$0.34	$0.68

Adjustments:
Ceded premiums written	$321	$649
Income tax expense	112	227
Net income impact	$209	$422

As revised:
Ceded premiums written	$(2,006)	$(4,010)
Net premiums written	61,109	123,342
Net premiums earned	59,764	119,008
Total revenues	71,984	143,505

Income before tax	10,588	21,382
Income tax expense	3,178	6,707
Net income	$7,410	$14,675

Common stockholders net income per share:
Basic	$0.36	$0.71
Diluted	$0.35	$0.70

The following table presents the effect of the correction on our previously reported consolidated balance sheet as of June 30, 2008 (in thousands).

	As previously
	reported	Adjustment	As revised
Balances as of June 30, 2008
Prepaid reinsurance premiums	$682	$1,317	$1,999
Current federal income tax recoverable	724	(461)	263
Total assets	538,540	856	539,396
Total liabilities	347,095	-	347,095
Retained earnings	73,162	856	74,018
Total stockholders' equity	191,445	856	192,301

The following table presents the effect of the correction on our previously reported consolidated statements of cash flows for the six months ended June 30, 2008 (in thousands).

For the Six
Months Ended
June 30,
2008
As previously reported:
Net income	$14,253
Change in prepaid reinsurance premiums	(408)
Change in current federal income tax payable	(1,354)
Net cash provided by operating activities	29,749

Adjustments:
Net income	$422
Change in prepaid reinsurance premiums	(649)
Change in current federal income tax payable	227
Net cash provided by operating activities	-

As revised:
Net income	$14,675
Change in prepaid reinsurance premiums	(1,057)
Change in current federal income tax payable	(1,127)
Net cash provided by operating activities	29,749

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

Investment Securities:  Fair values for debt securities and equity securities are obtained from an independent pricing service or based on quoted market prices. (See Notes 4 and 5.)

Cash and Cash Equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Restricted Cash and Cash Equivalents :  The carrying amount for restricted cash reported in the balance sheet approximates the fair value.

Notes Payable:  The carrying value of our bank credit facility of $2.8 million approximates the fair value based on the current interest rate.  Our trust preferred securities have a carried value of $56.7 million and a fair value of $48.4 million as of June 30, 2009.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 9.5% based on similar issues to discount future cash flows.

For accrued investment income, amounts recoverable from reinsurers, federal income tax recoverable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Recently Issued Accounting Standards

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value.  In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value.  SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 had no impact on our financial statements or results of operations but did require additional disclosures.  (See Note 4, “Fair Value.”)

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

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of Statement of Financial Accounting Standards No. 141, “Business Combinations”.  SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of SFAS 141R did not have a material effect on our results of operations or liquidity.  However, SFAS 141R will impact the accounting for any future acquisitions.

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

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) amending current other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 are effective for interim periods ending after June 15, 2009.  We adopted FSP FAS 115-2 effective April 1, 2009 which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income of approximately $2.6 million before tax and $1.7 million net of tax.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim periods ending after June 15, 2009 but did not impact our consolidated financial statements.  However, additional footnote disclosures to our interim and annual financial statements were required.

In May 2009, FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”) which provides authoritative accounting literature for a topic previously addressed only in the auditing literature (AICPA AU Section 560, Subsequent Events).  The provisions of SFAS 165 are effective for interim financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our consolidated financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, including concerns over the transparency of enterprises’ involvement with variable interest entities.  SFAS 167 is effective for calendar year end companies beginning on January 1, 2010 with earlier application prohibited.  We are evaluating the impact of adopting SFAS 167 on our financial statements.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising the Heath XS Operating Unit for consideration of $15.0 million.  In connection with the acquisition of membership interests in the subsidiaries comprising the Heath XS Operating Unit, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries comprising the Heath XS Operating Unit and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Heath XS Operating Unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Heath XS Operating Unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $2.9 million at June 30, 2009.

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

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with State and County Mutual Fire Insurance Company (subsequently renamed Hallmark County Mutual Insurance Company “HCM”) which provides for CYR to have management and control of HCM.  We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011 subject to a maximum of $1.25 million.  The override commission will be paid monthly as the subject premiums and policy fees are written.  The fair value of the management agreement acquired is $3.2 million and will be amortized over 4 years.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously  produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2009 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. government	$-	$6,199	$-	$6,199
Corporate debt securities	-	72,850	-	72,850
Municipal bonds	-	161,232	34,014	195,246
Asset backed	-	382	-	382
Total debt securities	-	240,663	34,014	274,677

Financial services	27,152	-	-	27,152
All other	11,566	-	-	11,566
Total equity securities	38,718	-	-	38,718

Total debt and equity securities	$38,718	$240,663	$34,014	$313,395

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (in thousands).

Beginning balance as of January 1, 2009	$46,104

Net purchases, issuances, sales and settlements	(12,000)
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	(90)
Transfers in and/or out of Level 3	-

Ending balance as of June 30, 2009	$34,014

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

Equity Investments:  Some of the factors considered in evaluating whether a decline in fair value for an equity investment is other-than-temporary include: (1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of cost; (3) the length of time and extent to which the fair value has been less than cost; and (4) the financial condition and near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When it is determined that an equity investment is other-than-temporarily impaired, the security is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value are recognized at disposition. We recognize a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an equity investment has not been made. When we decide to sell a temporarily impaired available-for-sale equity investment and we do not expect the fair value of the equity investment to fully recover prior to the expected time of sale, the investment is deemed to be other-than-temporarily impaired in the period in which the decision to sell is made.

Fixed Maturity Investments:   We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses.  For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the investment’s fair value and the present value of future expected cash flows  is recognized in other comprehensive income.

Major categories of recognized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2009	2008	2009	2008

U.S. Treasury securities and obligations of U.S. government	$-	$-	$-	$1,217
Corporate debt securities	894	-	1,022	-
Municipal bonds	(44)	177	(40)	178
Equity securities-financial services	(23)	320	27	99
Equity securities- all other	40	195	48	160
Net realized gain	867	692	1,057	1,654
Other-than-temporary impairments	-	(460)	(538)	(563)
Gain on investments	$867	$232	$519	$1,091

We realized gross gains on investments of $1.1 million and $1.0 million during the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. We realized gross losses on investments of $0.2 million and $0.8 million during the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.  We recorded proceeds from the sale of investment securities of $28.2 million and $257.9 million during the three months ended June 30, 2009 and 2008, respectively, and $40.9 million and $388.5 million for the six months ended June 30, 2009 and 2008, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2009

U.S. Treasury securities and
obligations of U.S. government	$6,100	$99	$-	$6,199
Corporate debt securities	73,818	3,779	4,747	72,850
Municipal bonds	198,128	1,108	3,990	195,246
Asset backed	379	12	9	382

Total debt securities	278,425	4,998	8,746	274,677

Financial services	23,041	4,423	312	27,152
All other	9,755	2,224	413	11,566

Total equity securities	32,796	6,647	725	38,718

Total debt and equity securities	$311,221	$11,645	$9,471	$313,395

As of December 31, 2008

U.S. Treasury securities and obligations of U.S. government	$3,996	$179	$-	$4,175
Corporate debt securities	67,157	395	7,005	60,547
Municipal bonds	211,083	631	7,923	203,791

Total debt securities	282,236	1,205	14,928	268,513

Financial services	24,761	332	3,618	21,475
All other	4,292	29	793	3,528

Total equity securities	29,053	361	4,411	25,003

Total debt and equity securities	$311,289	$1,566	$19,339	$293,516

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$12,915	$(2,444)	$20,226	$(2,303)	$33,141	$(4,747)
Municipal bonds	66,287	(1,588)	43,022	(2,402)	109,309	(3,990)
Asset backed	84	(9)	-	-	84	(9)
Total debt securities	79,286	(4,041)	63,248	(4,705)	142,534	(8,746)

Financial services	1,586	(312)	-	-	1,586	(312)
All other	1,624	(390)	956	(23)	2,580	(413)
Total equity securities	3,210	(702)	956	(23)	4,166	(725)

Total debt and equity securities	$82,496	$(4,743)	$64,204	$(4,728)	$146,700	$(9,471)

	As of December 31, 2008

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$34,314	$(5,175)	$9,786	$(1,830)	$44,100	$(7,005)
Municipal bonds	106,175	(7,258)	10,295	(665)	116,470	(7,923)
Total debt securities	140,489	(12,433)	20,081	(2,495)	160,570	(14,928)

Financial services	7,110	(3,618)	-	-	7,110	(3,618)
All other	1,822	(793)	-	-	1,822	(793)
Equity securities	8,932	(4,411)	-	-	8,932	(4,411)

Total	$149,421	$(16,844)	$20,081	$(2,495)	$169,502	$(19,339)

 At June 30, 2009, the gross unrealized losses more than twelve months old were attributable to 41 bond positions and 1 equity position.  At December 31, 2008, the gross unrealized losses more than twelve months old were attributable to 15 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2009 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$31,533	$31,545
Due after one year through five years	99,828	100,966
Due after five years through ten years	59,426	56,813
Due after ten years	87,259	84,971
Asset backed	379	382
	$278,425	$274,677

Activity related to the credit component recognized in earnings on debt securities held by us for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the six months ended June 30, 2009 is as follows (in thousands):

Balance, January 1, 2009	$-

Credit component of other-than-temporary impairment not reclassified to OCI in conjuction with the cumulative effect transition adjustment (1)	1,168

Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	-

Balance, June 30, 2009	$1,168

 (1) As of April 1, 2009, the Company had securities with $3.7 million of other-than-temporary impairment previously recognized in earnings of which $1.1 million represented the credit component and $2.6 million represented the noncredit component which was reclassified back to accumulated other comprehensive income through a cumulative-effect adjustment.

Accumulated other comprehensive income includes $0.7 million, net of tax, of noncredit related impairments as of June 30, 2009.

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $24.2 million at June 30, 2009 and a carrying value of $26.4 million at December 31, 2008.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005.  There are 2,000,000 shares authorized for issuance under the 2005 LTIP.  Our 1994 Key Employee Long Term Incentive Plan (the “1994 Employee Plan”) and 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) both expired in 2004 but have unexercised options outstanding.

As of June 30, 2009, there were incentive stock options to purchase 1,262,499 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding under the 2005 LTIP, leaving 417,501 shares reserved for future issuance.  As of June 30, 2009, there were incentive stock options to purchase 5,916 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  In addition, as of June 30, 2009, there were outstanding non-qualified stock options to purchase 8,333 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant.  Incentive stock options granted under the 2005 LTIP prior to 2009 and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP vest 100% six months after the date of grant and terminate ten years from the date of grant.  All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant.  The options granted to non-employee directors outside the 1994 Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the year-to-date ended June 30, 2009 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2009	1,052,298	$11.12
Granted	595,000	$6.62
Exercised	(29,716)	$3.66
Forfeited or expired	-	$-
Outstanding at June 30, 2009	1,617,582	$9.60	8.4	$448
Exercisable at June 30, 2009	417,916	$10.32	6.9	$130

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Intrinsic value of options exercised	$-	$59	$107	$337

Cost of share-based payments (non-cash)	$614	$226	$876	$773

Income tax benefit of share-based payments recognized in income	$215	$79	$307	$270

As of June 30, 2009 there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.9 million is expected to be recognized during the remainder of 2009, $1.0 million is expected to be recognized in 2010, $0.7 million is expected to be recognized in 2011, $0.3 million is expected to be recognized in 2012, $0.1 million is expected to be recognized each year from 2013 through 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of similar companies’ common stock for a period equal to the expected term.  The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined base on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Grant date fair value per share	$2.84	$4.74	$2.84	$4.74

Expected term (in years)	6.2	6.4	6.2	6.4
Expected volatility	40.0%	35.0%	40.0%	35.0%
Risk free interest rate	2.5%	3.4%	2.5%	3.4%

8. Segment Information

The following is business segment information for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Standard Commercial Segment	$18,194	$22,332	$38,214	$44,338
Specialty Commercial Segment	32,430	32,134	65,255	64,372
Personal Segment	18,701	16,498	36,236	32,224
Corporate	1,419	1,020	1,949	2,571
Consolidated	$70,744	$71,984	$141,654	$143,505

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$1,247	$4,159	$3,823	$8,217
Specialty Commercial Segment	5,010	6,411	10,692	11,855
Personal Segment	2,894	1,913	5,513	4,503
Corporate	(2,357)	(1,895)	(4,782)	(3,193)
Consolidated	$6,794	$10,588	$15,246	$21,382

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
Assets

Standard Commercial Segment	$153,430	$146,415
Specialty Commercial Segment	273,437	230,130
Personal Segment	108,716	84,456
Corporate	67,901	77,397
	$603,484	$538,398

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Ceded earned premiums	$3,136	$1,991	$5,194	$3,972
Reinsurance recoveries	$1,890	$1,156	$3,222	$1,263

We presently retain 100% of the risk associated with all policies marketed by our Personal Lines Operating Unit. We currently reinsure the following exposures on business generated by our AHIS Operating Unit, our TGA Operating Unit, our Heath XS Operating Unit, and our Aerospace Operating Unit:

•
Property catastrophe.  Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial property insurance lines.  Catastrophes might include multiple claims and policyholders.  Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires.  Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount.  We utilize catastrophe models to assist in determining appropriate retention and limits to purchase.  The terms of our property catastrophe reinsurance are:

o	We retain the first $3.0 million of property catastrophe losses; and

o
Our reinsurers reimburse us 100% for any loss in excess of our $3.0 million retention up to $10.0 million for each catastrophic occurrence, subject to an aggregate limit of $14.0 million.  As a result of hurricane losses, we have ceded to our reinsurers losses of approximately $8.3 million and have approximately $5.7 million of coverage remaining under this layer of catastrophe reinsurance at June 30, 2009.

o	Our reinsurers reimburse us 100% for any loss in excess of $10.0 million up to $25.0 million for each catastrophic occurrence subject to an aggregate limit of $50.0 million.

•
Commercial property.  Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results.  The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•
Commercial casualty.  Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results.  The terms of our commercial casualty reinsurance are:

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

•
Heath XS.  Effective July 1, 2009, in states where we are admitted, we directly insure policies written by our Heath XS Operating Unit and reinsure a portion of the risk with third party carriers.  In states where we are not admitted, our Heath XS Operating Unit writes policies under fronting arrangements pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We reinsure or retrocede 80% of the risk on policies written by our Heath XS Operating Unit.  Through June 30, 2009, our Heath XS Operating Unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk.

10. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of June 30, 2009, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit.  As of June 30, 2009, the balance on the revolving note was $2.8 million, which currently bears interest at 2.50% per annum. (See Note 11, “Credit Facilities.”)

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of June 30, 2009 the note balance was $25.8 million.

11. Credit Facilities

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20.0 million revolving credit facility with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of June 30, 2009, we were in compliance with all of our covenants.  As of June 30, 2009 we had $2.8 million outstanding under this facility.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Deferred	$(15,559)	$(13,613)	$(31,085)	$(28,018)
Amortized	13,129	13,377	27,177	27,123

Net	$(2,430)	$(236)	$(3,908)	$(895)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average shares - basic	20,864	20,806	20,860	20,794
Effect of dilutive securities	12	78	15	91
Weighted average shares - assuming dilution	20,876	20,884	20,875	20,885

For the three and six months ended June 30, 2009, there were 987,499 shares of common stock potentially issuable upon the exercise of employee stock options that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and six months ended June 30, 2008, there were 899,167 shares of common stock potentially issuable upon exercise of employee stock options that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest cost	$161	$167	$322	$334
Amortization of net (gain) loss	122	16	244	32
Expected return on plan assets	(121)	(167)	(242)	(335)
Net periodic pension cost	$162	$16	$324	$31

We did not make any contributions to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three or six months ended June 30, 2009.  We contributed $152 thousand and $236 thousand to the Cash Balance Plan during the three and six months ended June 30, 2008, respectively.  Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for more discussion of our retirement plans.

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

We have evaluated subsequent events through August 13, 2009, the date the financial statements were issued.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by three of our insurance company subsidiaries.

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

•
Hallmark County Mutual Insurance Company (“HCM”) control and management was acquired effective June 5, 2009 through the acquisition of all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  HCM does not retain any business.

AHIC, HSIC, and HIC have entered into a pooling arrangement  pursuant to which AHIC retains 46% of the total net premiums written by all of our operating units, HIC retains 34% of our total net premiums written and HSIC retains 20% of our total net premiums written.   This pooling arrangement has no impact on our consolidated financial statements under GAAP.

Results of Operations

Management Overview.  During the three and six months ended June 30, 2009, our total revenues were $70.7 million and $141.7 million, representing a 2% and 1% decrease from the $72.0 million and $143.5 million in total revenues for the same periods of 2008.  This decrease in revenue was primarily attributable to lower commission and fee income in our Standard Commercial and Specialty Commercial Segments due to  profit sharing commission adjustments related to adverse loss development on prior accident years as well as a shift in our Specialty Commercial Segment from a third party agency structure to an insurance underwriting structure. This decrease in revenue was partially offset by increased earned premium due to increased retention of business in our Specialty Commercial Segment, the acquisition of our Heath XS Operating Unit in the third quarter of 2008 and increased production by our Personal Lines Segment, partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets.

We reported net income attributable to Hallmark of $4.3 million and $11.1 million for the three and six months ended June 30, 2009, which was $3.1 million and $3.6 million lower than the $7.4 million and $14.7 million reported for the same periods in 2008.  On a diluted basis per share, net income was $0.20 and $0.53 per share for the three months and six months ended June 30, 2009, as compared to $0.35 and $0.70 per share for the same periods in 2008.   The decrease in net income attributable to Hallmark for the three and six months ended June 30, 2009 was primarily attributable to decreased revenue as discussed above and higher loss and loss adjustment expense (“LAE”) due mostly to unfavorable prior year loss development of $1.8 million recognized in both the three months and six months ending June 30, 2009 as compared to favorable development of $0.3 million and $1.8 million recognized during the three months and six months ending June 30, 2008.

Second Quarter 2009 as Compared to Second Quarter 2008

The following is additional business segment information for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$20,425	$40,252	$16,918	$-	$77,595

Gross premiums written	20,425	37,710	16,918	-	75,053
Ceded premiums written	(1,084)	(2,176)	-	-	(3,260)
Net premiums written	19,341	35,534	16,918	-	71,793
Change in unearned premiums	(1,614)	(8,158)	298	-	(9,474)
Net premiums earned	17,727	27,376	17,216	-	62,319

Total revenues	18,194	32,430	18,701	1,419	70,744

Losses and loss adjustment expenses	11,119	15,848	11,164	-	38,131

Pre-tax income (loss), net of
non-controlling interest	1,247	5,010	2,894	(2,357)	6,794

Net loss ratio (2)	62.7%	57.9%	64.8%		61.2%
Net expense ratio (2)	32.1%	30.2%	20.7%		30.5%
Net combined ratio (2)	94.8%	88.1%	85.5%		91.7%

	Three Months Ended June 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$21,624	$35,986	$14,153	$-	$71,763

Gross premiums written	21,624	27,338	14,153	-	63,115
Ceded premiums written	(1,207)	(799)	-	-	(2,006)
Net premiums written	20,417	26,539	14,153	-	61,109
Change in unearned premiums	36	(2,395)	1,014	-	(1,345)
Net premiums earned	20,453	24,144	15,167	-	59,764

Total revenues	22,332	32,134	16,498	1,020	71,984

Losses and loss adjustment expenses	11,669	13,976	10,384	-	36,029

Pre-tax income (loss)	4,159	6,411	1,913	(1,895)	10,588

Net loss ratio (2)	57.1%	57.9%	68.5%		60.3%
Net expense ratio (2)	31.2%	30.3%	21.8%		31.0%
Net combined ratio (2)	88.3%	88.2%	90.3%		91.3%

(1)  Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced  by our operations.  We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.

(2)  The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance  with GAAP.  During the second quarter of 2009 we changed the method in which the net expense ratio is calculated.  The net  expense ratio is now calculated for our operating units that retain 100% of produced premium, as total operating expenses  for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the operating units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of 1.9% for the three months ended June 30, 2008.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $20.4 million for the three months ended June 30, 2009, which was $1.2 million, or 6%, less than the $21.6 million reported for the same period in 2008.  Net premiums written were $19.3 million for the three months ended June 30, 2009 as compared to $20.4 million reported for the same period in 2008.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $18.2 million for the three months ended June 30, 2009 was $4.1 million less than the $22.3 million reported during the same period in 2008.  This 19% decrease in total revenue was mostly due to decreased net premiums earned of $2.7 million and $1.2 million reduced commission and fees due to a profit sharing commission adjustment related to adverse loss development on prior accident years. Decreased net investment income of $0.2 million during the three months ended June 30, 2009 as compared to the same period during 2008 also contributed to the decrease in total revenue.

Pre-tax income for our Standard Commercial Segment of $1.2 million for the three months ended June 30, 2009 decreased $3.0 million, or 70%, from the $4.2 million reported for the same period of 2008.  Decreased revenue as discussed above was the primary reason for the decrease in pre-tax income, offset by lower loss and LAE of $0.5 million and lower operating expenses of $0.7 million, mostly due to lower premium volume during the three months ended June 30, 2009 as compared to the same period during 2008.

The Standard Commercial Segment reported a net loss ratio of 62.7% for the three months ended June 30, 2009 as compared to 57.1% for 2008. The gross loss ratio before reinsurance for the three months ended June 30, 2009 was 59.6% as compared to the 58.1% reported for the same period of 2008.  The higher net loss ratio for the second quarter of fiscal 2009 as compared to the same period in fiscal 2008 was unfavorably impacted by lower ceded losses of $0.1 for the three months ended June 30, 2009, as compared to $0.9 for the same period the prior year.  The Standard Commercial Segment reported a higher net expense ratio of 32.1% for the three months ended June 30, 2009 as compared to 31.2% for the same period in 2008 due mostly to lower earned premium.

Specialty Commercial Segment

The $32.4 million of total revenue for the three months ended June 30, 2009 was $0.3 million higher than the $32.1 million reported for the same period in 2008. This increase in revenue was largely due to increased net premiums earned of $3.2 million as a result of the increased retention of business and the acquisition of the Heath XS Operating Unit during the third quarter of 2008. These increases were offset by lower commission and fee income of $2.8 million primarily related to the shift in our TGA Operating Unit from a third party agency structure to an insurance underwriting structure partially offset by increased commission income in our newly acquired Heath XS Operating Unit.

Pre-tax income for the Specialty Commercial Segment of $5.0 million was $1.4 million lower than the $6.4 million reported for the same period in 2008. The decrease in pre-tax income was mostly due to increased loss and LAE of $1.9 million and increased amortization of intangible assets of $0.2 million related to the acquisitions of Heath XS Operating Unit during the third quarter of 2008 and CYR Insurance Management Company during the second quarter of 2009.  These were partially offset by increased revenue, discussed above, as well as lower than prior year operating expenses of $0.4 million, mostly due to lower production related expenses.

The Specialty Commercial Segment reported a net loss ratio of 57.9% for the three months ended June 30, 2009 and 2008. The gross loss ratio before reinsurance was 59.2% for the three months ended June 30, 2009 as compared to 57.1% for the same period the prior year.  The gross loss results for the three months ended June 30, 2009 were unfavorably impacted by $2.7 million of adverse prior year development as compared to $0.5 million of adverse prior year development for the same period the prior year.  This unfavorable prior year loss development was offset by lower current accident year loss experience as compared to the prior year. The Specialty Commercial Segment reported a net expense ratio of 30.2% for the second quarter of 2009 as compared to 30.3% for the same period the prior year.

Personal Segment

Net premiums written for our Personal Segment increased $2.8 million during the second quarter of 2009 to $16.9 million compared to $14.1 million for the second quarter of 2008.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 13% to $18.7 million for the second quarter of 2009 from $16.5 million for the second quarter of 2008.  Higher earned premium of $2.0 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.2 million further contributed to the increase in revenue during the second quarter of 2009.

Pre-tax income for the Personal Segment was $2.9 million for the three months ended June 30, 2009 compared to $1.9 million for the same period during 2008.  The increased revenue, as discussed above, was partially offset by increased losses and LAE of $0.8 million and increased operating expenses of $0.4 million due mostly to continued geographic expansion.

The Personal Segment reported a net loss ratio of 64.8% for the three months ended June 30, 2009 as compared to 68.5% for the second quarter of 2008.  The decline in the net loss ratio was primarily a result of the maturing of the new business associated with geographic expansion. We recognized $0.3 million of favorable prior accident year development for the three months ended June 30, 2009 and June 30, 2008. The Personal Segment reported a net expense ratio of 20.7% for the three months ended June 30, 2009 as compared to 21.8% for the second quarter of 2008.  This lower expense ratio was primarily a result of higher earned premium and finance charges during the three months ended June 30, 2009 as compared to the same period during 2008.

Corporate

Total revenue for corporate increased by $0.4 million for the three months ended June 30, 2009 as compared to the same period the prior year.  This increase in total revenue was due primarily to recognized gains of $0.8 million on our investment portfolio for the three months ended June 30, 2009 as compared to recognized gains of $0.2 million during the same period in 2008.  This increase in revenue was offset by lower net investment income of $0.2 million for the three months ended June 30, 2009 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.4 million for the three months ended June 30, 2009 as compared to $1.9 million for the same period the prior year.  The increased loss was mostly due to increased operating expenses of $0.9 million due predominately to increased non-cash compensation expense of $0.5 million related to stock option grants to directors and employees and periodic pension costs.  Also contributing to the increase in operating expenses was $0.4 million related to advances for a cancelled start-up program.  These higher operating expenses were partially offset by the increased revenue discussed above.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

The following is additional business segment information for the six months ended June 30, 2009 and 2008 (in thousands):
Hallmark Financial Services, Inc.
Consolidated Segment Data

	Six Months Ended June 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$39,572	$74,534	$37,544	$-	$151,650

Gross premiums written	39,572	69,416	37,544	-	146,532
Ceded premiums written	(2,187)	(3,305)	-	-	(5,492)
Net premiums written	37,385	66,111	37,544	-	141,040
Change in unearned premiums	(1,208)	(13,784)	(4,299)	-	(19,291)
Net premiums earned	36,177	52,327	33,245	-	121,749

Total revenues	38,214	65,255	36,236	1,949	141,654

Losses and loss adjustment expenses	22,465	30,781	21,727	-	74,973

Pre-tax income (loss), net of non-controlling interest	3,823	10,692	5,513	(4,782)	15,246

Net loss ratio (2)	62.1%	58.8%	65.4%		61.6%
Net expense ratio (2)	32.2%	30.1%	20.9%		30.6%
Net combined ratio (2)	94.3%	88.9%	86.3%		92.2%

	Six Months Ended June 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$43,373	$68,006	$31,880	$-	$143,259

Gross premiums written	43,373	52,099	31,880	-	127,352
Ceded premiums written	(2,394)	(1,616)	-	-	(4,010)
Net premiums written	40,979	50,483	31,880	-	123,342
Change in unearned premiums	440	(2,550)	(2,224)	-	(4,334)
Net premiums earned	41,419	47,933	29,656	-	119,008

Total revenues	44,338	64,372	32,224	2,571	143,505

Losses and loss adjustment expenses	22,979	28,979	19,575	-	71,533

Pre-tax income (loss)	8,217	11,855	4,503	(3,193)	21,382

Net loss ratio (2)	55.5%	60.5%	66.0%		60.1%
Net expense ratio (2)	31.1%	30.5%	21.6%		30.7%
Net combined ratio (2)	86.6%	91.0%	87.6%		90.8%

(1)    Produced premium is a non-GAAP measurement that management uses to track total controlled premium produced by our operations.  We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers where we receive commission revenue.

(2) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.  During the second quarter of 2009 we changed the method in which the net expense ratio is calculated. The net expense ratio is now calculated for our operating units that retain 100% of produced premium, as total operating expenses for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the operating units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of 1.7% for the six months ended June 30, 2008.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $39.6 million for the six months ended June 30, 2009, or 9% less than the $43.4 million reported for the same period in 2008.  Net premiums written were $37.4 million for the six months ended June 30, 2009 as compared to $41.0 million reported for the same period in 2008.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $38.2 million for the six months ended June 30, 2009 was $6.1 million less than the $44.3 million reported during the six months ended June 30, 2008.  This 14% decrease in total revenue was primarily due to lower net earned premiums of $5.2 million and decreased profit sharing commissions of $0.7 million related to unfavorable loss development on prior accident years during 2009 compared to the same period for 2008. Also contributing to this decrease in revenues was lower net investment income of $0.1 million.

Pre-tax income for our Standard Commercial Segment of $3.8 million for the six months ended June 30, 2009 decreased $4.4 million, or 53%, from the $8.2 million reported for the same period of 2008.  This decrease in pre-tax income was primarily attributable to decreased revenue discussed above partially offset by lower loss and LAE expenses of $0.5 million and lower operating expenses of $1.2 million primarily due to lower production related expenses.

The net loss ratio for the six months ended June 30, 2009 was 62.1% as compared to the 55.5% reported for the same period of 2008.  The gross loss ratio before reinsurance was 61.0% for the six months ended June 30, 2009 as compared to 54.2% for the same period the prior year.  The gross loss results for the six months ended June 30, 2009 included $0.5 million of favorable prior year development as compared to favorable prior year development of $2.2 million recognized during the same period of 2008.  The Standard Commercial Segment reported net expense ratios of 32.2% and 31.1% for the six months ended June 30, 2009 and 2008, respectively.  The increase in the net expense ratio was due mostly to lower earned premium.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first six months of 2009 were $69.4 million, or 33% more than the $52.1 million reported for the same period in 2008.  Net premiums written for the first six months of 2009 of $66.1 million were 31% more than the $50.5 million reported for the same period in 2008.  The increase in premium volume was due to increased retention of business and the acquisition of the Heath XS Operating Unit during the third quarter of 2008.

Total revenue for the Specialty Commercial Segment of $65.3 million for the first six months of 2009 was $0.9 million more than the $64.4 million reported in the first six months of 2008.  This 1% increase in revenue was largely due to increased net premiums earned of $4.4 million for the first six months of 2009 as a result of the increased retention of business and the acquisition of Heath XS Operating Unit during the third quarter of 2008.  Increased net investment income contributed an additional $0.2 million to the increase in revenue for the quarter.  These increases in revenue were partially offset by lower commission and fee revenue of $3.6 million primarily related to the shift from a third party agency structure to an insurance underwriting structure partially offset by increased commission income in our newly acquired Heath XS Operating Unit.

Pre-tax income for the Specialty Commercial Segment of $10.7 million for the first six months of 2009 decreased $1.2 million, or 10%, from the $11.9 million reported for the same period in 2008.  Increased losses and LAE of $1.8 million and increased amortization of intangible assets of $0.3 million primarily related to our acquisition of the Heath XS Operating Unit during 2008 more than offset the increased revenues discussed above.

The Specialty Commercial Segment reported a net loss ratio of 58.8% for the first six months of 2009 as compared to 60.5% for the first six months of 2008.  The gross loss ratio before reinsurance was 59.4% for the three months ended June 30, 2009 as compared to 59.5% for the same period the prior year.  The gross loss results for the three months ended June 30, 2009 were unfavorably impacted by $2.7 million of adverse prior year development as compared to $1.0 million of adverse prior year development for the same period the prior year.  This unfavorable prior year loss development was offset by lower current accident year loss experience as compared to the prior year. The Specialty Commercial Segment reported a net expense ratio of 30.1% for the first six months of 2009 as compared to 30.5% for the first six months of 2008.

Personal Segment

Net premium written for our Personal Segment increased $5.6 million during the first six months of 2009 to $37.5 million compared to $31.9 million in the first six months of 2008.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 12% to $36.2 million for the first six months of 2009 from $32.2 million for the same period in 2008.  Higher earned premium of $3.6 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.3 million and net investment income of $0.1 million further contributed to this increase in revenue.

Pre-tax income for the Personal Segment was $5.5 million for the six months ended June 30, 2009 as compared to $4.5 million for the same period in 2008.  The increased revenue, as discussed above, was offset by increased losses and LAE of $2.2 million and increased operating expenses of $0.8 million due mostly to continued geographic expansion.

The Personal Segment reported a net loss ratio of 65.4% for the first six months of 2009 as compared to 66.0% for the same period in 2008.  The decline in the net loss ratio was primarily a result of the maturing of the new business associated with geographic expansion. We recognized $0.3 million of favorable prior accident year development during the first six months 2009 as compared to $0.6 million of favorable prior year development during the first six months of 2008.  The Personal Segment reported a net expense ratio of 20.9% for the first six months of 2009 as compared to 21.6% for the first six months of 2008.  This lower expense ratio was primarily the result of higher earned premium and finance charges during the three months ended June 30, 2009 as compared to the same period during 2008.

Corporate

Corporate revenue decreased $0.6 million for the first six months of 2009 as compared to the same period in 2008. This decrease in total revenue was due primarily to recognized gains of $0.5 million on our investment portfolio for the six months ended June 30, 2009 as compared to recognized gains of $1.1 million during the same period in 2008.

Corporate pre-tax loss was $4.8 million for the six months ended June 30, 2009 as compared to $3.2 million for the same period the prior year.  The increased loss was mostly due to the decreased revenues discussed above as well as increased operating expenses of $1.0 million due predominately to increased non-cash compensation expense of $0.5 million related to stock option grants to directors and employees and periodic pension costs.  Also contributing to the increase in operating expenses was $0.4 million related to advances for a cancelled start-up program.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of June 30, 2009, Hallmark had $14.5 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.6 million as of June 30, 2009.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds.  HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance.  HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department.  During 2009, our insurance company subsidiaries’ ordinary dividend capacity is $18.4 million, of which $13.8 million is available to Hallmark.  None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2009 or the 2008 fiscal year.

Comparison of June 30, 2009 to December 31, 2008

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2009 were $396.5 million compared to $352.7 million at December 31, 2008.  An increase in market value of our investment portfolio for the period and cash from operating activities was the primary reason for this increase.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Net cash provided by our consolidated operating activities was $28.8 million for the first six months of 2009 compared to $29.7 million for the first six months of 2008.  The decrease in operating cash flow was primarily due to the timing of premium settlements with third party insurance carriers.

Net cash used in investing activities during the first six months of 2009 was $3.4 million as compared to $132.0 million for the same period in 2008.  Contributing to the decrease in cash used in investing activities was a decrease of $516.2 million in purchases of debt and equity securities, partially offset by (i) a $6.7 million reduction in the change in restricted cash, (ii) a $373.4 million reduction in maturities, sales and redemptions of investment securities, (iii) a $0.4 million increase in purchases of property and equipment, (iv) a net cash payment of $3.9 million, net of cash acquired, for the acquisition of a management agreement controlling  State and County Mutual Insurance Company and (v) a $3.3 million payment of contingent consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.

Cash used in financing activities during the first six months of 2009 was $1.3 million as compared to $10.1 million for the same period of 2008.  The cash used during the first six months of 2008 was primarily for the payment of consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.  As of June 30, 2009 we had fully repaid our obligation to the sellers.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank.  The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of June 30, 2009 we were in compliance with all of our covenants.  As of June 30, 2009, we had $2.8 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  As of June 30, 2009, the note balance was $30.9 million.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  As of June 30, 2009, the note balance was $25.8 million.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

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

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

Hallmark’s Annual Meeting of Shareholders was held on May 28, 2009.  Of the 20,871,498 shares of common stock of Hallmark entitled to vote at the meeting, 19,576,025 shares were present in person or by proxy.

At the Annual Meeting, the following individuals were elected to serve as directors of Hallmark and received the number of votes set forth opposite their respective names:

Director	Votes For	Votes Withheld	Abstained

Mark E. Schwarz	15,993,266	3,339,685	243,074
Scott T. Berlin	17,677,866	1,655,085	243,074
James H. Graves	18,969,026	363,925	243,074
Jim W. Henderson	19,141,111	191,840	243,074
George R. Manser	17,666,989	1,665,962	243,074

At the Annual Meeting, Hallmark stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2005 Long Term Incentive Plan.  Votes were cast 15,843,322 in favor of such proposal, 782,794 votes opposed and 5,737 votes abstaining.

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: August 13, 2009	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2009	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)