Form 10-Q
period 2009-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2009-11-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,113,670 shares outstanding as of November 12, 2009.

PART I
FINANCIAL INFORMATION

Item 1.                       Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2009 and September 30, 2008	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2009 and September 30, 2008	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and September 30, 2008	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	September 30	December 31
	2009	2008
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value	$295,452	$268,513
Equity securities, available-for-sale, at fair value	40,959	25,003

Total investments	336,411	293,516

Cash and cash equivalents	84,422	59,134
Restricted cash and cash equivalents	5,918	8,033
Premiums receivable	48,794	44,032
Accounts receivable	3,729	4,531
Receivable for securities	181	1,031
Prepaid reinsurance premiums	11,198	1,349
Reinsurance recoverable	11,695	8,218
Deferred policy acquisition costs	22,629	19,524
Excess of cost over fair value of net assets acquired	41,080	41,080
Intangible assets, net	29,789	28,969
Current federal income tax recoverable	1,080	696
Deferred federal income taxes	-	6,696
Prepaid expenses	816	1,007
Other assets	18,264	20,582

Total assets	$616,006	$538,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$59,502	$60,919
Reserves for unpaid losses and loss adjustment expenses	180,179	156,363
Unearned premiums	130,467	102,192
Unearned revenue	266	2,037
Reinsurance balances payable	2,680	-
Accrued agent profit sharing	1,908	2,151
Accrued ceding commission payable	8,600	8,605
Pension liability	4,427	4,309
Deferred federal income taxes	92	-
Payable for securities	688	3,606
Accounts payable and other accrued expenses	9,148	18,067

Total liabilities	397,957	358,249

Commitments and Contingencies (Note 15)

Redeemable non-controlling interest	1,011	737

Stockholders' equity:
Common stock, $.18 par value (authorized 33,333,333 shares in 2009 and 2008;
issued 20,871,498 shares in 2009 and 20,841,782 shares in 2008)	3,757	3,751
Capital in excess of par value	121,261	119,928
Retained earnings	89,186	72,242
Accumulated other comprehensive income (loss)	8,161	(16,432)
Treasury stock, at cost (757,828 shares in 2009 and 7,828 in 2008)	(5,327)	(77)

Total stockholders' equity	217,038	179,412

	$616,006	$538,398

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2009	2008	2009	2008

Gross premiums written	$74,013	$59,005	$220,545	$186,357
Ceded premiums written	(11,222)	(2,493)	(16,714)	(6,503)
Net premiums written	62,791	56,512	203,831	179,854
Change in unearned premiums	1,447	2,416	(17,844)	(1,918)
Net premiums earned	64,238	58,928	185,987	177,936

Investment income, net of expenses	3,467	4,100	11,203	11,682
Net realized gains (losses)	597	(2,496)	1,116	(1,405)
Finance charges	1,525	1,307	4,324	3,894
Commission and fees	2,018	3,127	10,834	16,280
Processing and service fees	7	20	33	98
Other income	51	3	60	9

Total revenues	71,903	64,989	213,557	208,494

Losses and loss adjustment expenses	40,579	38,981	115,552	110,514
Other operating expenses	23,428	24,041	71,056	71,114
Interest expense	1,147	1,186	3,456	3,557
Amortization of intangible assets	916	620	2,412	1,766

Total expenses	66,070	64,828	192,476	186,951

Income before tax	5,833	161	21,081	21,543
Income tax expense (benefit)	1,585	(485)	5,766	6,222
Net income	4,248	646	15,315	15,321
Less: Net income attributable to non-controlling interest	34	15	36	15

Net income attributable to Hallmark Financial Services, Inc.	$4,214	$631	$15,279	$15,306

Net income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.20	$0.03	$0.73	$0.74
Diluted	$0.20	$0.03	$0.73	$0.73

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Common Stock
Balance, beginning of period	$3,757	$3,747	$3,751	$3,740
Issuance of common stock upon option exercises	-	-	6	7
Balance, end of period	3,757	3,747	3,757	3,747

Additional Paid-In Capital
Balance, beginning of period	120,736	119,369	119,928	118,459
Accretion of redeemable noncontrolling interest	(87)	(25)	(259)	(25)
Equity based compensation	612	305	1,488	1,078
Exercise of stock options	-	-	104	137

Balance, end of period	121,261	119,649	121,261	119,649

Retained Earnings
Balance, beginning of period	84,972	74,018	72,242	59,343
Adjustment to opening balance, net of tax (note 2)	-	-	1,665	-
Adjusted balance, beginning of period	84,972	74,018	73,907	59,343
Net income attributable to Hallmark Financial Services, Inc.	4,214	631	15,279	15,306

Balance, end of period	89,186	74,649	89,186	74,649

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	836	(4,756)	(16,432)	(1,844)
Adjustment to opening balance, net of tax (note 2)	-	-	(1,665)	-
Adjusted balance, beginning of period	836	(4,756)	(18,097)	(1,844)
Additional minimun pension liability, net of tax	80	10	239	31
Net unrealized holding gains (losses) arising during period	7,881	(2,982)	27,197	(4,340)
Reclassification adjustment for losses included in net income	(636)	(734)	(1,178)	(2,309)

Balance, end of period	8,161	(8,462)	8,161	(8,462)

Treasury Stock
Balance, beginning of period	(77)	(77)	(77)	(77)
Acquistion of treasury shares	(5,250)	-	(5,250)	-
Balance, end of period	(5,327)	(77)	(5,327)	(77)

Total Stockholders' Equity	$217,038	$189,506	$217,038	$189,506

Net income	$4,248	$646	$15,315	$15,321
Additional minimum pension liablilty, net of tax	80	10	239	31
Net unrealized holding gains (losses) arising during period	7,881	(2,982)	27,197	(4,340)
Reclassification adjustment for losses included in net income	(636)	(734)	(1,178)	(2,309)
Comprehensive income (loss)	11,573	(3,060)	41,573	8,703
Less: Comprehensive income attributable to non-controlling interest	34	15	36	15
Comprehensive income (loss) attributable to
Hallmark Financial Services, Inc.	$11,539	$(3,075)	$41,537	$8,688

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30
	2009	2008
Cash flows from operating activities:
Net income	$15,315	$15,321

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	2,979	2,311
Deferred federal income tax benefit	(1,117)	(1,849)
Realized (gains) losses on investments	(1,116)	1,405
Change in prepaid reinsurance premiums	(5,036)	(1,694)
Change in premiums receivable	(4,787)	(1,026)
Change in accounts receivable	815	(24)
Change in deferred policy acquisition costs	(3,105)	(392)
Change in reserves for unpaid losses and loss adjustment expenses	15,252	29,950
Change in unearned premiums	23,462	2,295
Change in unearned revenue	(1,771)	(823)
Change in accrued agent profit sharing	(243)	(909)
Change in reinsurance recoverable	5,087	(6,573)
Change in reinsurance payable	2,680	-
Change in current federal income tax recoverable	(384)	(2,451)
Change in accrued ceding commission payable	(5)	94
Change in all other liabilities	(8,094)	(2,599)
Change in all other assets	5,763	4,122

Net cash provided by operating activities	45,695	37,158

Cash flows from investing activities:
Purchases of property and equipment	(907)	(477)
Decrease in restricted cash and cash equivalents	3,470	7,080
Purchases of debt and equity securities	(74,430)	(642,260)
Maturities, sales and redemptions of investment securities	65,283	500,516
Payment for acquisition of subsidiaries	(7,246)	(14,799)

Net cash used in investing activities	(13,830)	(149,940)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	110	143
Net borrowings (repayments) of notes payable	(1,417)	946
Distribution (to) from non-controlling interest	(20)	-
Purchase of treasury shares	(5,250)	-
Repayment of structured settlement	-	(10,000)

Net cash used in financing activities	(6,577)	(8,911)

Increase (decrease) in cash and cash equivalents	25,288	(121,693)
Cash and cash equivalents at beginning of period	59,134	145,884
Cash and cash equivalents at end of period	$84,422	$24,191

Supplemental cash flow information:

Interest paid	$3,494	$3,576

Taxes paid	$7,267	$10,521

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals settled after the balance sheet date	$850	$27,395

Change in payable for securities related to investment purchases settled after the balance sheet date	$(2,918)	$(85,897)

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals.  Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business and the excess commercial automobile and commercial umbrella risks produced by our Heath XS Operating Unit which are written on a national basis.

We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by four of our insurance company subsidiaries.  Our AHIS Operating Unit handles standard lines commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. and Effective Claims Management, Inc.  Our TGA Operating Unit handles primarily excess and surplus lines commercial insurance products and services and is comprised of TGA Insurance Managers, Inc., Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc.  Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc., Aerospace Special Risk, Inc. and Aerospace Claims Management Group, Inc.  Our Heath XS Operating Unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and is comprised of Heath XS, LLC and Hardscrabble Data Solutions, LLC. Our Personal Lines Operating Unit handles non-standard personal automobile insurance and complementary personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

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

The interim financial data as of September 30, 2009 and 2008 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Income taxes

Income taxes are accounted for under the asset and liability method.  At December 31, 2008, we had recorded a valuation allowance of $4.5 million primarily attributable to capital losses from investments, impairments and unrealized losses in excess of gains.  The valuation allowance was decreased by $4.5 million during the nine months ended September 30, 2009, due to changes in unrealized and realized gains and losses on investments.  The changes in valuation allowance attributable to continuing operations and to accumulated comprehensive income were approximately $0.5 million and $4.0 million, respectively, for the nine months ended September 30, 2009.

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

Notes Payable:  The carrying value of our bank credit facility of $2.8 million approximates the fair value based on the current interest rate.  Our trust preferred securities have a carried value of $56.7 million and a fair value of $51.5 million as of September 30, 2009.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.5% based on similar issues to discount future cash flows.

For accrued investment income, amounts recoverable from reinsurers, federal income tax recoverable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162 (the “Codification”).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards. All other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to U.S. GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which was codified in the FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures (“FASB ASC  820”).  FASB ASC 820 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value.  In addition, FASB ASC 820 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value.  FASB ASC 820 does not require any new fair value measurements.  FASB ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of FASB ASC 820 had  no impact on our financial statements or results of operations but did require additional disclosures.  (See Note 4, “Fair Value.”)

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities”, which was codified into FASB ASC Topic 825, “Financial Instruments” (“FASB ASC 825”).   FASB ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings.  The election is made on specified election dates, can be made on an instrument–by- instrument basis, and is irrevocable.  FASB ASC 825 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB ASC 825 had no impact on our financial statements or results of operations as we did not elect to apply FASB ASC 825 to any eligible items.

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations”, which was codified into FASB ASC Topic 805, “Business Combinations”, (“FASB ASC 805”).  FASB ASC 805 provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. FASB ASC 805 also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. FASB ASC 805 applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of FASB ASC 805 did not have a material effect on our results of operations or liquidity.  However, FASB ASC 805 will impact the accounting for any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, which was codified into FASB ASC Topic 810, “Noncontrolling Interests” (“FASB ASC 810”).  FASB ASC 810 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  FASB ASC 810 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The adoption of FASB ASC 810 did not have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into FASB ASC Topic 820. FASB ASC 820  provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly.  FASB ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”,which was codified into FASB ASC Topic 320, “Investment Securities” (“FASB ASC 320”), amending prior other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FASB ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of  FASB ASC 320 are effective for interim periods ending after June 15, 2009.  We adopted FASB ASC 320 effective April 1, 2009 which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income of approximately $2.6 million before tax and $1.7 million net of tax.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into FASB ASC 825.  FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009 but did not impact our consolidated financial statements.  However, additional footnote disclosures to our interim and annual financial statements were required.

In May 2009, FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events”, which was codified into FASB ASC Topic 855, “Subsequent Events” (“FASB ASC 855”), which provides authoritative accounting literature for a topic previously addressed only in the auditing literature (AICPA AU Section 560, Subsequent Events).  The provisions of FASB ASC 855 are effective for interim financial periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a significant impact on our consolidated financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has not yet been codified in the Codification.  SFAS 167 addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, including concerns over the transparency of enterprises’ involvement with variable interest entities.  SFAS 167 is effective for calendar year end companies beginning on January 1, 2010 with earlier application prohibited.  We do not expect the impact of adopting SFAS 167 to have a material impact on our consolidated financial statements.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising the Heath XS Operating Unit for consideration of $15.0 million.  In connection with the acquisition of membership interests in the subsidiaries comprising the Heath XS Operating Unit, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries comprising the Heath XS Operating Unit and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Heath XS Operating Unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Heath XS Operating Unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $2.0 million at September 30, 2009.

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

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with State and County Mutual Fire Insurance Company (subsequently renamed Hallmark County Mutual Insurance Company, “HCM”) which provides for CYR to have management and control of HCM.  We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011 subject to a maximum of $1.25 million.  The override commission will be paid monthly as the subject premiums and policy fees are written.  The fair value of the management agreement acquired is $3.2 million and will be amortized over 4 years.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously  produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

4. Fair Value

                   FASB ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. FASB ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, FASB ASC 820 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities.

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in FASB ASC 820.  In accordance with FASB ASC 820, we utilize the following fair value hierarchy:

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

Under FASB ASC 820, we determine fair value based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy described above.  Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors as appropriate.  These estimated fair values may not be realized upon actual sale or immediate settlement of the asset or liability.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2009 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. government	$-	$6,169	$-	$6,169
Corporate debt securities	-	91,427	-	91,427
Municipal bonds	-	168,261	28,882	197,143
Asset backed	-	713	-	713
Total debt securities	-	266,570	28,882	295,452

Financial services	28,356	-	-	28,356
All other	12,603	-	-	12,603
Total equity securities	40,959	-	-	40,959

Total debt and equity securities	$40,959	$266,570	$28,882	$336,411

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (in thousands).

Beginning balance as of January 1, 2009	$46,104

Net purchases, issuances, sales and settlements	(16,450)
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	(772)
Transfers in and/or out of Level 3	-

Ending balance as of September 30, 2009	$28,882

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

Major categories of recognized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

U.S. Treasury securities and obligations of U.S. government	$-	$-	$-	$1,217
Corporate debt securities	239	-	1,269	-
Municipal bonds	-	27	(48)	204
Equity securities-financial services	58	102	115	142
Equity securities- all other	300	527	318	746
Net realized gain	597	656	1,654	2,309
Other-than-temporary impairments	-	(3,152)	(538)	(3,714)
Gain (loss) on investments	$597	$(2,496)	$1,116	$(1,405)

We realized gross gains on investments of $0.7 million and $0.7 million during the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. We realized gross losses on investments of $0.1 million and $3.2 million during the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively.  We recorded proceeds from the sale of investment securities of $25.3 million and $86.9 million during the three months ended September 30, 2009 and 2008, respectively, and $66.2 million and $475.4 million for the nine months ended September 30, 2009 and 2008, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2009	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government	$6,104	$65	$-	$6,169
Corporate debt securities	87,349	6,488	(2,410)	91,427
Municipal bonds	197,746	2,793	(3,396)	197,143
Asset backed	699	14	-	713

Total debt securities	291,898	9,360	(5,806)	295,452

Financial services	21,770	6,598	(12)	28,356
All other	9,294	3,644	(335)	12,603

Total equity securities	31,064	10,242	(347)	40,959

Total debt and equity securities	$322,962	$19,602	$(6,153)	$336,411

As of December 31, 2008

U.S. Treasury securities and obligations of U.S. government	$3,996	$179	$-	$4,175
Corporate debt securities	67,157	395	(7,005)	60,547
Municipal bonds	211,083	631	(7,923)	203,791

Total debt securities	282,236	1,205	(14,928)	268,513

Financial services	24,761	332	(3,618)	21,475
All other	4,292	29	(793)	3,528

Total equity securities	29,053	361	(4,411)	25,003

Total debt and equity securities	$311,289	$1,566	$(19,339)	$293,516

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$14,081	$(1,527)	$9,169	$(883)	$23,250	$(2,410)
Municipal bonds	33,282	(1,995)	41,220	(1,401)	74,502	(3,396)
Total debt securities	47,363	(3,522)	50,389	(2,284)	97,752	(5,806)

Financial services	1,638	(12)	-	-	1,638	(12)
All other	2,362	(335)	-	-	2,362	(335)
Total equity securities	4,000	(347)	-	-	4,000	(347)

Total debt and equity securities	$51,363	$(3,869)	$50,389	$(2,284)	$101,752	$(6,153)

	As of December 31, 2008

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$34,314	$(5,175)	$9,786	$(1,830)	$44,100	$(7,005)
Municipal bonds	106,175	(7,258)	10,295	(665)	116,470	(7,923)
Total debt securities	140,489	(12,433)	20,081	(2,495)	160,570	(14,928)

Financial services	7,110	(3,618)	-	-	7,110	(3,618)
All other	1,822	(793)	-	-	1,822	(793)
Equity securities	8,932	(4,411)	-	-	8,932	(4,411)

Total debt and equity securities	$149,421	$(16,844)	$20,081	$(2,495)	$169,502	$(19,339)

 At September 30, 2009, the gross unrealized losses more than twelve months old were attributable to 39 bond positions.  At December 31, 2008, the gross unrealized losses more than twelve months old were attributable to 15 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2009 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$36,343	$37,237
Due after one year through five years	126,983	132,249
Due after five years through ten years	52,526	51,749
Due after ten years	75,347	73,504
Asset backed	699	713
	$291,898	$295,452

Activity related to the credit component recognized in earnings on debt securities held by us for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the nine months ended September 30, 2009 is as follows (in thousands):

Balance, January 1, 2009	$-

Credit componment of other-than-temporary impairment not reclassified to OCI in conjuction with the cumulative effect transition adjustment (1)	1,168

Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	-

Balance, September 30, 2009	$1,168

(1) As of April 1, 2009, the Company had securities with $3.7 million of other-than-temporary impairment previously recognized in earnings of which $1.1 million represented the credit component and $2.6 million represented the noncredit component which was reclassified back to accumulated other comprehensive income through a cumulative-effect adjustment.

Accumulated other comprehensive income includes $0.7 million, net of tax, of noncredit related impairments as of September 30, 2009.

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $22.5 million at September 30, 2009 and a carrying value of $26.4 million at December 31, 2008.

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

As of September 30, 2009, there were incentive stock options to purchase 1,262,499 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding under the 2005 LTIP, leaving 417,501 shares reserved for future issuance.  As of September 30, 2009, there were incentive stock options to purchase 3,833 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  In addition, as of September 30, 2009, there were outstanding non-qualified stock options to purchase 8,333 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the year-to-date ended September 30, 2009 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2009	1,052,298	$11.12
Granted	595,000	$6.62
Exercised	(29,716)	$3.66
Forfeited or expired	(2,083)	$2.63
Outstanding at September 30, 2009	1,615,499	$9.61	8.2	$1,083
Exercisable at September 30, 2009	415,833	$10.36	6.7	$230

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Intrinsic value of options exercised	$-	$-	$107	$337

Cost of share-based payments (non-cash)	$612	$305	$1,488	$1,078

Income tax benefit of share-based
payments recognized in income	$118	$15	$231	$20

As of September 30, 2009 there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.3 million is expected to be recognized during the remainder of 2009, $1.0 million is expected to be recognized in 2010, $0.7 million is expected to be recognized in 2011, $0.3 million is expected to be recognized in 2012, $0.1 million is expected to be recognized each year from 2013 through 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of similar companies’ common stock for a period equal to the expected term.  The risk free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding  to the options’ expected lives on the dates of grant.  Expected term is determined base on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.  No options were granted in the third quarter of 2009 or 2008.

	Nine Months Ended
	September 30,
	2009	2008

Grant date fair value per share	$2.84	$4.74

Expected term (in years)	6.2	6.4
Expected volatility	40.0%	35.0%
Risk free interest rate	2.5%	3.4%

8. Segment Information

The following is business segment information for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Standard Commercial Segment	$19,569	$20,280	$57,783	$64,617
Specialty Commercial Segment	32,346	30,245	97,601	94,617
Personal Segment	18,735	16,053	54,971	48,277
Corporate	1,253	(1,589)	3,202	983
Consolidated	$71,903	$64,989	$213,557	$208,494

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$2,164	$887	$5,987	$9,104
Specialty Commercial Segment	3,588	745	14,280	12,601
Personal Segment	2,225	2,544	7,738	7,047
Corporate	(2,178)	(4,030)	(6,960)	(7,224)
Consolidated	$5,799	$146	$21,045	$21,528

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008
Assets

Standard Commercial Segment	$139,923	$146,415
Specialty Commercial Segment	271,301	230,130
Personal Segment	103,113	84,456
Corporate	101,669	77,397
	$616,006	$538,398

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ceded earned premiums	$7,137	$2,153	$12,331	$6,126
Reinsurance recoveries	$4,166	$8,211	$7,388	$9,474

We presently retain 100% of the risk associated with all policies marketed by our Personal Lines Operating Unit. We currently reinsure the following exposures on business generated by our AHIS Operating Unit, our TGA Operating Unit, our Heath XS Operating Unit, and our Aerospace Operating Unit:

•
Property catastrophe.  Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines.  Catastrophes might include multiple claims and policyholders.  Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires.  Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount.  We utilize catastrophe models to assist in determining appropriate retention and limits to purchase.  The terms of our property catastrophe reinsurance are:

o	We retain the first $3.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss in excess of our $3.0 million retention up to $35.0 million for each catastrophic occurrence, subject to an aggregate limit of $64.0 million.

•
Commercial property.  Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results.  The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o
Our reinsurers reimburse us for the next $5.0 million for each commercial property risk,and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

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

•
Heath XS.  Effective July 1, 2009, in states where we are admitted, we directly insure policies written by our Heath XS Operating Unit and reinsure a portion of the risk with third party carriers.  In states where we are not admitted, our Heath XS Operating Unit writes policies under fronting arrangements pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We reinsure or retrocede 79% of the risk on policies written by our Heath XS Operating Unit.  Through June 30, 2009, our Heath XS Operating Unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk.

•
Hallmark County Mutual.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  In addition HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

10. Notes Payable

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of September 30, 2009, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our TGA Operating Unit.  As of September 30, 2009, the balance on the revolving note was $2.8 million, which currently bears interest at 2.18% per annum. (See Note 11, “Credit Facilities.”)

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity. As of September 30, 2009 the note balance was $25.8 million.

11. Credit Facilities

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20.0 million revolving credit facility with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of September 30, 2009, we were in compliance with all of our covenants.  As of September 30, 2009 we had $2.8 million outstanding under this facility.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Deferred	$(7,454)	$(13,700)	$(38,539)	$(41,718)
Amortized	8,257	14,204	35,434	41,326

Net	$803	$504	$(3,105)	$(392)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average shares - basic	20,652	20,809	20,790	20,799
Effect of dilutive securities	14	62	32	82
Weighted average shares - assuming dilution	20,666	20,871	20,822	20,881

For the three and nine months ended September 30, 2009 and 2008, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost	$160	$167	$482	$501
Amortization of net loss	122	16	366	48
Expected return on plan assets	(121)	(167)	(363)	(502)
Net periodic pension cost	$161	$16	$485	$47

We did not make any contributions to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three or nine months ended September 30, 2009.  We contributed $414,000 and $650,000  to the Cash Balance Plan during the three and nine months ended September 30, 2008, respectively.  Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for more discussion of our retirement plans.

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

We have evaluated subsequent events through November 12, 2009, the date the financial statements were issued.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our general aviation business and the excess commercial automobile and commercial umbrella risks produced by our Heath XS Operating Unit which are written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by four of our insurance company subsidiaries.

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

Results of Operations

Management Overview.  During the three and nine months ended September 30, 2009, our total revenues were $71.9 million and $213.6 million, representing a 11% and 2% increase from the $65.0 million and $208.5 million in total revenues for the same periods of 2008.  This increase in revenue was primarily attributable to increased earned premium due to increased retention of business in our Specialty Commercial Segment, the acquisition of our Heath XS Operating Unit in the third quarter of 2008 and increased production by our Personal Lines Segment. Increased revenue was partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets and by lower commission and fee income in our Specialty Commercial Segment due to profit sharing commission adjustments related to adverse loss development on prior accident years as well as the shift from a third party agency structure to an insurance underwriting structure.

We reported net earnings of $4.2 million and $15.3 million for the three and nine months ended September 30, 2009, which were $3.6 million higher than the $0.6 million reported for the third quarter 2008 and the same as reported for the nine months ended September 30, 2008.  On a diluted basis per share, net earnings were $0.20 and $0.73 per share for the three months and nine months ended September 30, 2009, as compared to $0.03 and $0.73 per share for the same periods in 2008.   The increase in net earnings for the three months ended September 30, 2009 was primarily attributable to increased revenue, partially offset by higher loss and loss adjustment expense (“LAE”) due mostly to unfavorable prior year loss development of $1.7 million recognized in the three months ending September 30, 2009 as compared to favorable development of $0.1 million recognized during the three months ending September 30, 2008.  The increase in revenue for the nine months ending September 30, 2009 was offset by increased loss and LAE due mostly to unfavorable prior year loss development of $3.5 million recognized during the nine months ending September 30, 2009 as compared to favorable development of $1.9 million recognized during the nine months ending September 30, 2008.

Third Quarter 2009 as Compared to Third Quarter 2008

The following is additional business segment information for the three months ended September 30, 2009 and 2008 (in thousands):

Hallmark Financial Services, Inc
Consolidated Segment Data

	Three Months Ended September 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$17,309	$36,064	$17,424	$-	$70,797

Gross premiums written	17,309	39,280	17,424	-	74,013
Ceded premiums written	(1,144)	(10,078)	-	-	(11,222)
Net premiums written	16,165	29,202	17,424	-	62,791
Change in unearned premiums	1,627	92	(272)	-	1,447
Net premiums earned	17,792	29,294	17,152	-	64,238

Total revenues	19,569	32,346	18,735	1,253	71,903

Losses and loss adjustment expenses	11,425	17,641	11,513	-	40,579

Pre-tax income (loss), net of
non-controlling interest	2,164	3,588	2,225	(2,178)	5,799

Net loss ratio (2)	64.2%	60.2%	67.1%		63.2%
Net expense ratio (2)	32.8%	29.8%	22.4%		31.0%
Net combined ratio (2)	97.0%	90.0%	89.5%		94.2%

	Three Months Ended September 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,957	$36,295	$14,763	$-	$70,015

Gross premiums written	18,954	25,288	14,763	-	59,005
Ceded premiums written	(1,274)	(1,219)	-	-	(2,493)
Net premiums written	17,680	24,069	14,763	-	56,512
Change in unearned premiums	1,784	650	(18)	-	2,416
Net premiums earned	19,464	24,719	14,745	-	58,928

Total revenues	20,280	30,245	16,053	(1,589)	64,989

Losses and loss adjustment expenses	13,239	16,287	9,455	-	38,981

Pre-tax income (loss), net of
non-controlling interest	887	745	2,544	(4,030)	146

Net loss ratio (2)	68.0%	65.9%	64.1%		66.2%
Net expense ratio (2)	30.9%	30.8%	21.5%		30.1%
Net combined ratio (2)	98.9%	96.7%	85.6%		96.3%

(1)  Produced premium is a non-GAAP measurement that management uses to track total premium produced by our operations. Produced premium excludes unaffiliated third party premium fronted on our recently acquired HCM subsidiary. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.
(2)  The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance  with GAAP.  During the second quarter of 2009 we changed the method in which the net expense ratio is calculated.  The net  expense ratio is now calculated for our operating units that retain 100% of produced premium as total operating expenses  for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the operating units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of 1.3% for the three months ended September 30, 2008.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $17.3 million for the three months ended September 30, 2009, which was $1.7 million, or 9%, less than the $19.0 million reported for the same period in 2008.  Net premiums written were $16.2 million for the three months ended September 30, 2009 as compared to $17.7 million reported for the same period in 2008.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $19.6 million for the three months ended September 30, 2009 was $0.7 million less than the $20.3 million reported during the same period in 2008.  This 4% decrease in total revenue was mostly due to decreased net premiums earned of $1.7 million, offset by increased profit sharing commissions of $1.3 million related to favorable loss development on prior treaty years during 2009 compared to unfavorable loss development on prior treaty years for the same period in 2008. Decreased net investment income of $0.3 million during the three months ended September 30, 2009 as compared to the same period during 2008 also contributed to the decrease in total revenue.

Pre-tax income for our Standard Commercial Segment of $2.2 million for the three months ended September 30, 2009 increased $1.3 million, or 144%, from the $0.9 million reported for the same period of 2008. Decreased revenue was offset by lower loss and LAE expenses of $1.8 million primarily as a result of hurricane related losses recorded in the third quarter of 2008 and by lower operating expenses of $0.2 million mostly due to lower premium volume.

The Standard Commercial Segment reported a net loss ratio of 64.2% for the three months ended September 30, 2009 as compared to 68.0% for 2008. The gross loss ratio before reinsurance for the three months ended September 30, 2009 was 66.2% as compared to the 89.7% reported for the same period of 2008.  The gross loss results for the three months ended September 30, 2008 included $8.8 million of hurricane related losses partially offset by $0.4 million of favorable development on prior accident years.  Hurricane related losses accounted for 42.3% of the gross loss ratio and 17.1% of the net loss ratio for the third quarter of 2008. During the three months ended September 30, 2009, the Standard Commercial Segment reported unfavorable development of $0.4 million. The Standard Commercial Segment reported a higher net expense ratio of 32.8% for the three months ended September 30, 2009 as compared to 30.9% for the same period in 2008 due mostly to lower earned premium.

Specialty Commercial Segment

The $32.3 million of total revenue for the three months ended September 30, 2009 was $2.1 million higher than the $30.2 million reported for the same period in 2008. This increase in revenue was largely due to increased net premiums earned of $4.6 million as a result of the increased retention of business and the acquisition of the Heath XS Operating Unit during the third quarter of 2008. These increases were partially offset by lower commission and fee income of $2.4 million primarily related to profit sharing commission adjustments related to adverse loss development on prior accident years as well as the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $3.6 million was $2.9 million higher than the $0.7 million reported for the same period in 2008. Increased revenue was complemented by lower operating expenses of $2.2 million. These lower operating expenses in the third quarter of 2009 were primarily the result of a $1.2 million premium receivable write-off due to the default of a producer in our TGA Operating Unit during the third quarter of 2008 and lower production related expenses of $1.0 million due to lower produced premium and lower operating expenses of $0.1 million in our Aerospace Operating Unit and TGA Operating Unit partially offset by increased operating expenses of $0.3 million due primarily to the acquisition of the  Heath XS Operating Unit effective August 29, 2008.  The increase in pre-tax income was further offset by higher loss and LAE expenses of $1.3 million.

The Specialty Commercial Segment reported a net loss ratio of 60.2% for the three months ended September 30, 2009 as compared to 65.9% for the same period during 2008.  Hurricane related losses accounted for 10.8% of the net loss ratio for the third quarter of 2008, offset by unfavorable prior year loss development of $1.2 million during the third quarter of 2009 as compared to $0.4 million during the same period of 2008.   The Specialty Commercial Segment reported a net expense ratio of 29.8% for the third quarter of 2009 as compared to 30.8% for the same period the prior year.

Personal Segment

Net premiums written for our Personal Segment increased $2.6 million during the third quarter of 2009 to $17.4 million compared to $14.8 million for the third quarter of 2008.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 17% to $18.7 million for the third quarter of 2009 from $16.1 million for the third quarter of 2008.  Higher earned premium of $2.4 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.3 million further contributed to the increase in revenue during the third quarter of 2009.

Pre-tax income for the Personal Segment was $2.2 million for the three months ended September 30, 2009 compared to $2.5 million for the same period during 2008.  Increased revenue was offset by increased losses and LAE of $2.1 million and increased operating expenses of $0.9 million due mostly to increased production and salary expense related to continued geographic expansion.

The Personal Segment reported a net loss ratio of 67.1% for the three months ended September 30, 2009 as compared to 64.1% for the third quarter of 2008.  The increase in the net loss ratio was primarily a result of higher current accident year loss experience as compared to the prior year due in part to hail storm related losses. We recognized $0.1 million of unfavorable prior accident year development for the three months ended September 30, 2009 as compared to $0.2 million of favorable prior accident year development for the same period during 2008. The Personal Segment reported a net expense ratio of 22.4% for the three months ended September 30, 2009 as compared to 21.5% for the second quarter of 2008.

Corporate

Total revenue for corporate increased by $2.8 million for the three months ended September 30, 2009 as compared to the same period the prior year.  This increase in total revenue was due primarily to recognized gains of $0.6 million on our investment portfolio for the three months ended September 30, 2009 as compared to recognized losses of $2.5 million during the same period in 2008.  This increase in revenue was offset by lower net investment income of $0.3 million for the three months ended September 30, 2009 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.2 million for the three months ended September 30, 2009 as compared to $4.0 million for the same period the prior year.  The decreased loss was mostly due to increased revenue  partially offset by increased operating expenses of $0.4 million related to stock option grants to directors and employees and periodic pension costs, other compensation expense of $0.4 million, and other operating expenses of $0.3 million. These increases in operating expenses were offset by a $0.4 million subsequent recovery related to a receivable for a cancelled start-up program.  In addition, increased intangible amortization of $0.3 million related to our acquisition of CYR during the second quarter of 2009 further offset the increased revenue.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

The following is additional business segment information for the nine months ended September 30, 2009 and 2008 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Nine Months Ended September 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$56,881	$110,598	$54,968	$-	$222,447

Gross premiums written	56,881	108,696	54,968	-	220,545
Ceded premiums written	(3,331)	(13,383)	-	-	(16,714)
Net premiums written	53,550	95,313	54,968	-	203,831
Change in unearned premiums	419	(13,692)	(4,571)	-	(17,844)
Net premiums earned	53,969	81,621	50,397	-	185,987

Total revenues	57,783	97,601	54,971	3,202	213,557

Losses and loss adjustment expenses	33,890	48,422	33,240	-	115,552

Pre-tax income (loss), net of
non-controlling interest	5,987	14,280	7,738	(6,960)	21,045

Net loss ratio (2)	62.8%	59.3%	66.0%		62.1%
Net expense ratio (2)	32.4%	30.0%	21.4%		30.8%
Net combined ratio (2)	95.2%	89.3%	87.4%		92.9%

	Nine Months Ended September 30, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$62,330	$104,302	$46,643	$-	$213,275

Gross premiums written	62,327	77,387	46,643	-	186,357
Ceded premiums written	(3,667)	(2,836)	-	-	(6,503)
Net premiums written	58,660	74,551	46,643	-	179,854
Change in unearned premiums	2,224	(1,900)	(2,242)	-	(1,918)
Net premiums earned	60,884	72,651	44,401	-	177,936

Total revenues	64,617	94,617	48,277	983	208,494

Losses and loss adjustment expenses	36,218	45,266	29,030	-	110,514

Pre-tax income (loss)	9,104	12,601	7,047	(7,224)	21,528

Net loss ratio (2)	59.5%	62.3%	65.4%		62.1%
Net expense ratio (2)	31.0%	30.6%	21.6%		30.5%
Net combined ratio (2)	90.5%	92.9%	87.0%		92.6%

(1)    Produced premium is a non-GAAP measurement that management uses to track total premium produced by our operations. Produced premium excludes unaffiliated third party premium fronted on our recently acquired HCM subsidiary. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or retained by third party insurance carriers who pay us commission revenue.

(2) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.  During the second quarter of 2009 we changed the method in which the net expense ratio is calculated. The net expense ratio is now calculated for our operating units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the operating units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of 1.6% for the nine months ended September 30, 2008.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $56.9 million for the nine months ended September 30, 2009, or 9% less than the $62.3 million reported for the same period in 2008.  Net premiums written were $53.6 million for the nine months ended September 30, 2009 as compared to $58.7 million reported for the same period in 2008.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $57.8 million for the nine months ended September 30, 2009 was $6.8 million less than the $64.6 million reported during the nine months ended September 30, 2008.  This 11% decrease in total revenue was primarily due to lower net earned premiums of $6.9 million and lower net investment income of $0.4 million partially offset by increased profit sharing commissions of $0.5 million related to favorable loss development on prior treaty years.

Pre-tax income for our Standard Commercial Segment of $6.0 million for the nine months ended September 30, 2009 decreased $3.1 million, or 34%, from the $9.1 million reported for the same period of 2008.  This decrease in pre-tax income was primarily attributable to decreased revenue partially offset by lower loss and LAE expenses of $2.3 million and lower operating expenses of $1.4 million primarily due to lower production related expenses.

The net loss ratio for the nine months ended September 30, 2009 was 62.8% as compared to the 59.5% reported for the same period of 2008.  The gross loss ratio before reinsurance was 62.7% for the nine months ended September 30, 2009 as compared to 65.6% for the same period the prior year.  The gross loss results for the nine months ended September 30, 2008 included $8.8 million of hurricane related losses partially offset by $2.6 million of favorable development on prior accident years. The Standard Commercial Segment reported $0.2 million of favorable prior year development for the nine months ended September 30, 2009. The Standard Commercial Segment reported net expense ratios of 32.4% and 31.0% for the nine months ended September 30, 2009 and 2008, respectively.  The increase in the net expense ratio was due mostly to lower earned premium.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment for the first nine months of 2009 were $108.7 million, or 40% more than the $77.4 million reported for the same period in 2008.  Net premiums written for the first nine months of 2009 of $95.3 million were 28% more than the $74.6 million reported for the same period in 2008.  The increase in premium volume was due to increased retention of business and the acquisition of the Heath XS Operating Unit during the third quarter of 2008.

Total revenue for the Specialty Commercial Segment of $97.6 million for the first nine months of 2009 was $3.0 million more than the $94.6 million reported in the first nine months of 2008.  This 3% increase in revenue was largely due to increased net premiums earned of $9.0 million for the first nine months of 2009 as a result of the increased retention of business and the acquisition of Heath XS Operating Unit during the third quarter of 2008.  Increased net investment income contributed an additional $0.2 million to the increase in revenue for the quarter.  These increases in revenue were partially offset by (a) lower commission and fee revenue of $6.0 million primarily related to the shift from a third party agency structure to an insurance underwriting structure and profit sharing adjustments related to adverse loss development on prior accident years, and (b) reduced finance charges of $0.2 million in excess of increased commission income in our newly acquired Heath XS Operating Unit.

Pre-tax income for the Specialty Commercial Segment of $14.3 million for the first nine months of 2009 increased $1.7 million, or 13%, from the $12.6 million reported for the same period in 2008.   Increased revenue was complemented by lower expenses of $1.8 million. These lower expenses for the first nine months of 2009 were primarily the result of (a) a $1.2 million premium receivable write-off due to the default of a producer in our TGA Operating Unit during the third quarter of 2008  and lower production related expenses of $2.8 million due to lower produced premium and lower operating expenses of $0.8 million in our Aerospace Operating Unit and TGA Operating Unit partially offset by (b) increased operating expenses of $2.6 million and increased amortization of intangible assets of $0.4 million, in both cases related to the acquisition of  Heath XS Operating Unit effective August 29, 2008.  The increase in pre-tax income was reduced by higher loss and LAE expenses of $3.1 million.

The Specialty Commercial Segment reported a net loss ratio of 59.3% for the first nine months of 2009 as compared to 62.3% for the same period during 2008.  The net loss ratio for the first nine months of 2008 includes $2.7 million of incurred losses net of reinsurance attributable to hurricane damage during the third quarter of 2008, and $1.4 million of unfavorable prior accident year loss reserve development. Incurred losses for the first nine months of 2009 included $3.9 million of unfavorable prior accident year loss reserve development. The Specialty Commercial Segment reported a net expense ratio of 30.0% for the first nine months of 2009 as compared to 30.6% for the first nine months of 2008.

Personal Segment

Net premium written for our Personal Segment increased $8.4 million during the first nine months of 2009 to $55.0 million compared to $46.6 million in the first nine months of 2008.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 14% to $55.0 million for the first nine months of 2009 from $48.3 million for the same period in 2008.  Higher earned premium of $6.0 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.6 million and net investment income of $0.1 million further contributed to this increase in revenue.

Pre-tax income for the Personal Segment was $7.7 million for the nine months ended September 30, 2009 as compared to $7.0 million for the same period in 2008.  Increased revenue was offset by increased losses and LAE of $4.2 million and increased operating expenses of $1.8 million due mostly to production expenses related to continued geographic expansion.

The Personal Segment reported a net loss ratio of 66.0% for the first nine months of 2009 as compared to 65.4% for the same period in 2008.  We recognized $0.2 million of favorable prior accident year development during the first nine months 2009 as compared to $0.8 million of favorable prior year development during the first nine months of 2008.  The Personal Segment reported a net expense ratio of 21.4% for the first nine months of 2009 as compared to 21.6% for the first nine months of 2008.

Corporate

Corporate revenue increased $2.2 million for the first nine months of 2009 as compared to the same period in 2008. This increase in total revenue was due primarily to recognized gains of $1.1 million on our investment portfolio for the nine months ended September 30, 2009 as compared to recognized losses of $1.4 million during the same period in 2008.  This increase in revenue was offset by lower net investment income of $0.3 million for the nine months ended September 30, 2009 as compared to the same period of the prior year.

Corporate pre-tax loss was $7.0 million for the nine months ended September 30, 2009 as compared to $7.2 million for the same period the prior year.  The decreased loss was mostly due to increased revenue partially offset by increased non-cash operating expenses of $0.9 million related to stock option grants to directors and employees and periodic pension costs, other compensation expense of $0.4 million, and other operating expenses of $0.4 million.  In addition, increased intangible amortization of $0.3 million related to our acquisition of CYR during the second quarter of 2009 further offset the increased revenue.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of September 30, 2009, Hallmark had $10.9 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $6.7 million as of September 30, 2009.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds.  HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance.  HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, without prior written approval from the Oklahoma Insurance Department.  During 2009, our insurance company subsidiaries’ ordinary dividend capacity is $18.4 million, of which $13.8 million is available to Hallmark.  None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2009 or the 2008 fiscal year.

Comparison of September 30, 2009 to December 31, 2008

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2009 were $420.8 million compared to $352.7 million at December 31, 2008.  An increase in market value of our investment portfolio for the period and cash from operating activities were the primary reasons for this increase.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Net cash provided by our consolidated operating activities was $45.7 million for the first nine months of 2009 compared to $37.1 million for the first nine months of 2008.  The increase in operating cash flow was primarily due to increased retention of business and the timing of premium settlements with third party insurance carriers.

Net cash used in investing activities during the first nine months of 2009 was $13.8 million as compared to $149.9 million for the same period in 2008.  Contributing to the decrease in cash used in investing activities was a decrease of $567.8 million in purchases of debt and equity securities, partially offset by (i) a $3.6 million reduction in the change in restricted cash, (ii) a $435.2 million reduction in maturities, sales and redemptions of investment securities, (iii) a $0.4 million increase in purchases of property and equipment, (iv) a net cash payment of $3.9 million, net of cash acquired, for the acquisition of a management agreement controlling  Hallmark County Mutual Insurance Company and (v) a $3.3 million payment of contingent consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.  The net cash paid for acquisitions was partially offset by a net cash payment of $14.8 million, net of cash acquired for the acquisition of our Heath XS Operating Unit during the third quarter of 2008.

Cash used in financing activities during the first nine months of 2009 was $6.6 million as compared to $8.9 million for the same period of 2008.  The cash used during the first nine months of 2009 was primarily for the repurchase of the Company’s common stock during the third quarter of 2009. The cash used during the first nine months of 2008 was primarily for the payment of consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.  As of September 30, 2009 we had fully repaid our obligation to the sellers.

Credit Facilities

           On June 29, 2005, we entered into a credit facility with The Frost National Bank.  The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for the premium finance operations of PAAC.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of September 30, 2009 we were in compliance with all of our covenants.  As of September 30, 2009, we had $2.8 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  As of September 30, 2009, the note balance was $30.9 million.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  As of September 30, 2009, the note balance was $25.8 million.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2008, we announced a plan to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”).  The first repurchases under the Stock Repurchase Plan were made during the third quarter of fiscal 2009.  The Stock Repurchase Plan does not have an expiration date.

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

July 1- 31, 2009	-	-	-	1,000,000
August 1 - 30, 2009	-	-	-	1,000,000
September 1 - 30, 2009	750,000	$7.00	750,000	250,000

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: November 12, 2009	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2009	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)