Form 10-K
period 2009-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2010-03-25
CIK 819913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2009
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
Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $67,409,850

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  20,123,336 shares of common stock, $.18 par value per share, outstanding as of March 19, 2010.

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

PART I

Item 1. Business.

Who We Are

We are a diversified property/casualty insurance group that serves businesses and individuals in specialty and niche markets.  We offer standard commercial insurance, specialty commercial insurance and personal insurance in selected market subcategories that are characteristically low-severity and short-tailed risks.  We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge.  We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing.  The insurance policies we produce are written by our four insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products through five operating units, each of which has a specific focus.   Our AHIS Operating Unit primarily handles standard commercial insurance, our TGA Operating Unit concentrates on excess and surplus lines commercial insurance, our Aerospace Operating Unit specializes in general aviation insurance, our Heath XS Operating Unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and our Personal Lines Operating Unit  focuses on non-standard personal automobile insurance and complementary personal insurance products and services.  The subsidiaries comprising our Heath XS Operating Unit were acquired effective August 29, 2008.

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

We expect future growth to be derived from organic growth in the premium production of our existing operating units and selected opportunistic acquisitions that meet our criteria.  For the year ended December 31, 2009, approximately 91% of the total premium we produced was retained by our insurance company subsidiaries, while the remaining 9% was written for or ceded to unaffiliated insurers.

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

Our AHIS Operating Unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market.  These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages.  Our AHIS Operating Unit currently markets its products through a network of 234 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, and Wyoming.

Our TGA Operating Unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market.  Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.  Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation.  Our TGA Operating Unit primarily writes general liability, commercial automobile and commercial property policies.  Our TGA Operating Unit markets its products through 64 general agency offices in Texas, Louisiana, Oklahoma, Arkansas, and Missouri, as well as 651 independent retail agents in Texas and Oregon.

Our Aerospace Operating Unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports.   The aircraft liability and hull insurance products underwritten by our Aerospace Operating Unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier.  Airport liability insurance is marketed to smaller, regional airports.  Our Aerospace Operating Unit markets these general aviation insurance products through 194 independent specialty brokers in 47 states.

Our Heath XS Operating Unit offers small and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Heath XS Operating Unit markets its products through 112 wholesale brokers in all 50 states.

Our Personal Lines Operating Unit offers non-standard personal automobile policies which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources.  Our Personal Lines Operating Unit also provides personal products complementary to non-standard personal automobile such as low value dwelling/homeowners, renters and motorcycle policies. Our Personal Lines Operating Unit markets these policies through 3,463 independent retail agents in 23 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”) and Hallmark County Mutual Insurance Company “HCM”). AHIC, HIC, and HSIC have entered into a pooling arrangement, pursuant to which AHIC retains 46.0% of the net premiums written, HIC retains 34.1% of the net premiums written and HSIC retains 19.9% of the net premiums written.  A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these three insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these three insurance company subsidiaries.  Also, A.M. Best has assigned HCM a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-”.

Our five operating units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment presently consists solely of the AHIS Operating Unit and the Personal Segment presently consists solely of our Personal Lines Operating Unit.  The Specialty Commercial Segment includes our TGA Operating Unit, Aerospace Operating Unit, and Heath XS Operating Unit.  The following table displays the gross premiums produced by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2009, 2008 and 2007, as well as the gross premiums written and net premiums written by our insurance subsidiaries for these reportable segments for the same periods.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Gross Premiums Produced (1):
Standard Commercial Segment	$72,512	$80,193	$90,985
Specialty Commercial Segment (2)	144,230	146,054	151,003
Personal Segment	71,708	60,834	55,916
Total	$288,450	$287,081	$297,904

Gross Premiums Written:
Standard Commercial Segment	$72,512	$80,190	$90,868
Specialty Commercial Segment (2)	143,338	102,825	102,688
Personal Segment	71,708	60,834	55,916
Total	$287,558	$243,849	$249,472

Net Premiums Written:
Standard Commercial Segment	$68,082	$75,361	$84,595
Specialty Commercial Segment (2)	121,950	98,732	98,300
Personal Segment	71,708	60,834	55,916
Total	$261,740	$234,927	$238,811

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

(2) The Heath XS Operating Unit included in the Specialty Commercial Segment was acquired effective August 29, 2008 and, therefore, is not included in the year ended December 31, 2007.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2009.

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

Our AHIS Operating Unit markets its property/casualty insurance products through 234 independent agencies operating in its target markets.  Our AHIS Operating Unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity.  Our AHIS Operating Unit also strives to provide its independent agents with convenient access to product information and personalized service.  As a result, the Standard Commercial Segment has historically maintained excellent relationships with its producing agents, as evidenced by the 23-year average tenure of the 15 agency groups which each produced more than $1.0 million in premium during the year ended December 31, 2009.  During 2009, the top ten agency groups produced approximately 37%, and no individual agency group produced more than 8%, of the total premium volume of our AHIS Operating Unit.

Our AHIS Operating Unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy.  Umbrella policies are written only when our AHIS Operating Unit also writes the insured’s underlying general liability and commercial automobile coverage. Through December 31, 2005, our AHIS Operating Unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer.  Our AHIS Operating Unit earns a commission based on a percentage of the earned premium it produced for Clarendon.  The commission percentage is determined by the underwriting results of the policies produced.  ECM receives a claim servicing fee based on a percentage of the earned premium produced, with a portion deferred over claim payment period for casualty claims.  On July 1, 2005, our AHIS Operating Unit began marketing new policies for AHIC and presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our AHIS Operating Unit are for a term of 12 months.  If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that allows the insured to pay 20% down and the remaining payments over eight months.  We charge a flat $7.50 installment fee per payment for the installment payment plan.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our TGA Operating Unit, our Aerospace Operating Unit, and our Heath XS Operating Unit.  The subsidiaries comprising our Heath XS Operating Unit were acquired effective August 29, 2008.  During 2009, our TGA Operating Unit accounted for approximately 66% of the aggregate premiums produced by the Specialty Commercial Segment, with our Heath XS Operating Unit and Aerospace Operating Unit accounting for 17% and 17%, respectively.

TGA Operating Unit.  Our TGA Operating Unit markets, underwrites, finances and services commercial lines insurance in Texas, Louisiana, Arkansas, Oklahoma, Missouri and Oregon with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis.  Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.  The subsidiaries comprising our TGA Operating Unit include TGA, which is a regional managing general agency, TGASRI and PAAC, which provides premium financing for policies marketed by TGA and certain unaffiliated general and retail agents. TGA accounts for approximately 98% of the premium volume financed by PAAC.

Our TGA Operating Unit focuses on small- to medium-sized commercial businesses that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation.  During 2009, commercial automobile and general liability approximated 63% and 29%, respectively, of the premiums produced by our TGA Operating Unit.  Target risks for commercial automobile insurance are small- to medium-sized businesses with ten or fewer vehicles which include artisan contractors, local light- to medium-service vehicles and retail delivery vehicles. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premiums exposures.  Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000.  The commercial insurance products offered by our TGA Operating Unit include the following:

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

Our TGA Operating Unit produces business through a network of 64 general agency offices in Texas, Louisiana, Oklahoma, Arkansas, and Missouri, as well as through 651 independent retail agents in Texas and Oregon.   Our TGA Operating Unit strives to simplify the placement of its excess and surplus lines policies by providing prompt quotes and signature-ready applications to its independent agents. During 2009, general agents accounted for approximately 78% of total premiums produced by our TGA Operating Unit, with the remaining 22% being produced by retail agents.  During 2009, the top ten general agents produced approximately 37%, and no general agent produced more than 7%, of the total premium volume of our TGA Operating Unit.  During the same period, the top ten retail agents produced approximately 5%, and no retail agent produced more than 1%, of the total premium volume of our TGA Operating Unit.

Through 2008, all business of our TGA Operating Unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”) which granted our TGA Operating Unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims.  During 2007, 2008 and 2009 AHIC assumed 60%, 70% and 100%, respectively, of the premium written under this fronting agreement pursuant to a reinsurance agreement with Republic which expired on December 31, 2009.  Commission revenue was generated under the fronting agreement on the portion of premiums not assumed by AHIC.  An additional commission may be earned if certain loss ratio targets are met. Additional revenue was generated from fully earned policy fees and installment billing fees charged on the legacy personal lines products.  During the fourth quarter of 2009, HCM began fronting the coverages previously written through Republic.

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

Our Aerospace Operating Unit generates its business through 194 aviation specialty brokers.  These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Aerospace Operating Unit selectively determines the risks fitting its target niche for which it will prepare a quote.  During 2009, the top ten independent specialty brokers produced approximately 31%, and no broker produced more than 7%, of the total premium volume of our Aerospace Operating Unit.

Our Aerospace Operating Unit independently develops, underwrites and prices each coverage written.  We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft.  We also target pilots who may be over the age limits of other insurers.  We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing.  Liability limits are controlled, with approximately 95% of the aircraft written in 2009 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less.  The average insured aircraft hull value for aircraft written in 2009 was approximately $161,900.

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

Heath XS Operating Unit. Our Heath XS Operating Unit markets, underwrites and services small and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis in all 50 states.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the primary carrier’s limits of liability.  The principal focus of the Heath XS Operating Unit is transportation, specifically trucking for hire, specialty automobile and non-fleet automobile coverage.  The Heath XS Operating Unit also provides umbrella and excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service.

The majority of insurance policies written by our Heath XS Operating Unit are on an annual basis, however exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies.  Policy premiums are collected in full and are due 30 days from the inception date of the policy.

 Our Heath XS Operating Unit markets its products through 112 wholesale brokers covering all 50 states.  During 2009, the top ten wholesale brokers accounted for 52% of our Heath XS Operating Units premium volume with no single wholesale broker accounting for more than 15%.  During 2009, excess commercial liability accounted for 96% of the premiums produced by our Heath XS Operating Unit, with the remaining 4% coming from commercial umbrella risks.  The commercial insurance products offered by our Heath XS Operating Unit include the following:

•
Commercial excess liability risks.   Liability insurance designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of automobile, general liability and employers liability insurance.  The excess insurance does not begin until the limits of liability in the primary layer have been exhausted.  The excess layer provides not only higher limits, but catastrophic protection from large losses.

•
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

Through June 30, 2009, our Heath XS Operating Unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk. Effective July 1, 2009, in states where we are admitted, we directly insure policies written by our Heath XS Operating Unit and reinsure a portion of the risk with third party carriers.  In states where we are not admitted, our Heath XS Operating Unit writes policies under fronting arrangements pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We presently reinsure or retrocede 79% of the risk on policies written by our Heath XS Operating Unit.

Personal Segment / Personal Lines Operating Unit

The Personal Segment of our business presently consists solely of our Personal Lines Operating Unit.  Our Personal Lines Operating Unit markets and services non-standard personal automobile policies and low value dwelling/homeowners, renters and motorcycle coverage in 23 states.  We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources.  Products offered by our Personal Lines Operating Unit include the following:

●
Personal automobile liability. Personal automobile liability insurance provides coverage primarily at the minimum limits required by law for automobile liability exposures, including bodily injury and property damage, arising from accidents involving the insured.

●
Personal automobile physical damage. Personal automobile physical damage insurance provides collision and comprehensive coverage for physical damage exposure to the insured vehicle as a result of an accident or as a result of causes other than collision such as vandalism, theft, wind, hail or water.

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

Our Personal Lines Operating Unit markets its non-standard personal automobile, motorcycle and property policies through 3,463 independent agents operating in its target geographic markets.  Non-standard automobile represented 96% of the premiums produced during 2009. Subject to certain criteria, our Personal Lines Operating Unit seeks to maximize the number of agents appointed in each geographic area in order to more effectively penetrate its highly competitive markets. However, our Personal Lines Operating Unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2009, the top ten independent agency groups produced approximately 14%, and no individual agency group produced more than 3%, of the total premium volume of our Personal Lines Operating Unit.

During 2009, personal automobile liability coverage accounted for approximately 78% and personal automobile physical damage coverage accounted for the remaining 22% of the total non-standard automobile premiums produced by our Personal Lines Operating Unit.  American Hallmark General Agency, Inc. currently offers one-, two-, three-, six- and twelve-month policies.   Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year's premium in advance.  Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis.  We charge installment fees for each payment under the direct bill program.

Our Personal Lines Operating Unit markets non-standard personal automobile, low value/dwelling homeowners, renters and motorcycle policies in 23 states directly for HIC and AHIC.  In Texas, our Personal Lines Operating Unit markets its policies both through reinsurance arrangements with unaffiliated companies and directly for HIC. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”).  American Hallmark General Agency, Inc. holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies.  HIC reinsures 100% of the OACM policies produced by American Hallmark General Agency, Inc. under these reinsurance arrangements.  During the third quarter of 2009, HCM began fronting business previously written through OACM.

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

Our Strategy

We are striving to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

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

Except for the products of our Aerospace Operating Unit and our Heath XS Operating Unit, the distribution of property/casualty insurance products by our business segments is geographically concentrated.  For the twelve months ended December 31, 2009, five states accounted for approximately 70% of the gross premiums retained by our insurance subsidiaries.  The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2009.

	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
	(dollars in thousands)

Texas	$23,991	$91,490	$16,229	$131,710	45.8%
Oregon	18,863	676	1,393	20,932	7.3%
New Mexico	10,598	630	9,316	20,544	7.1%
Louisiana	-	13,773	4,759	18,532	6.4%
Arizona	-	938	11,102	12,040	4.2%
All other states	19,060	35,831	28,909	83,800	29.2%

Total gross premiums written	$72,512	$143,338	$71,708	$287,558
Percent of total	25.2%	49.9%	24.9%	100.0%

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

	Year Ended December 31,
	2009	2008	2007
Gross premiums written	$287,558	$243,849	$249,472

Statutory loss & LAE ratio	63.6%	63.4%	61.5%
Statutory expense ratio	32.2%	30.9%	30.0%
Statutory combined ratio	95.8%	94.3%	91.5%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities.  Insurance companies are expected to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2009, 2008 and 2007, our consolidated premium-to-surplus ratios were 150%, 170% and 181%, respectively.   .

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2009, our operating units had a total of 57 claims managers, supervisors and adjusters with an average of approximately 15 years experience.

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

Reconciliation of reserve for unpaid losses and LAE.  The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2009, 2008 and 2007, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2009, 2008 and 2007.

	As of and for Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$150,025	$120,849	$72,801

Provision for losses and LAE for claims occurring in the current period	151,999	146,059	139,332

Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	1,620	(1,815)	(6,414)

Payments for losses and LAE, net of reinsurance:
Current period	(62,584)	(64,610)	(54,809)
Prior periods	(64,810)	(50,458)	(30,061)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	$176,250	$150,025	$120,849

Reinsurance recoverable on unpaid losses and LAE at December 31	8,412	6,338	4,489

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$184,662	$156,363	$125,338

The $1.6 million unfavorable development and $1.8 million and $6.4 million favorable development in prior accident years recognized in 2009, 2008 and 2007, respectively, represent normal changes in our loss reserve estimates. In 2009, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2008 and 2007 the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.  (See, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $1.6 million increase in reserves for unpaid losses and LAE recognized in 2009 was attributable to $2.0 million unfavorable development on claims incurred in the 2008 accident year, $0.7 million favorable development on claims incurred in the 2007 accident year and $0.3 million unfavorable development on claims incurred in the 2006 and prior accident years.  Our TGA Operating Unit and Aerospace Operating Unit accounted for $4.1 million and $0.3 million of the increase in reserves recognized during 2009, partially offset by a $1.8 million and $1.0 million decrease in reserves for our AHIS Operating Unit and Personal Lines Operating Unit.  The increase in reserves for our TGA Operating Unit is driven by the development on a small number of commercial auto liability claims in which later reporting of medical information resulted in TGA increasing case reserves on claims with similar fact patterns. The decrease in reserves for our AHIS Operating Unit was primarily the result of favorable claims development in the 2006-2008 accident years with respect to general liability, partially offset by a commercial package liability claim in accident year 2005. The decrease in reserves for our Personal Lines Operating Unit was primarily the result of favorable claims development in accident years 2007 and 2008 as well as a loss recovery from the 2002 accident year.

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

SAP/GAAP reserve reconciliation. The differences between the reserves for unpaid losses and LAE reported in our consolidated financial statements prepared in accordance with GAAP and those reported in our annual statements filed with the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department in accordance with statutory accounting practices (“SAP”) as of December 31, 2009 and 2008 are summarized below.

	As of December 31,
	2009	2008
	(in thousands)
Reserve for unpaid losses and LAE on a SAP basis (net of reinsurance recoverables on unpaid losses)	$176,250	$150,024

Estimated future unallocated LAE reserve for claim service subsidiaries	-	1

Reserve for unpaid losses and LAE on a GAAP basis (net of reinsurance recoverables on unpaid losses)	$176,250	$150,025

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 1999 through 2009.  Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us.  Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years.  Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT
As of and for Year Ended December 31

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
A. Reserve for Unpaid Losses & LAE, Net of Reinsurance Recoverables	$5,409	$7,451	$7,919	$8,411	$21,197	$17,700	$25,997	$72,801	$120,849	$150,025	$176,250

B. Net Reserve Re-estimated as of :
One year later	5,506	7,974	8,096	8,875	20,003	15,300	24,820	66,387	119,034	151,645
Two years later	5,277	7,863	8,620	8,881	19,065	15,473	24,903	68,490	118,646
Three years later	5,216	7,773	8,856	8,508	19,698	13,962	23,144	68,809
Four years later	5,095	7,901	8,860	8,446	18,551	14,166	23,455
Five years later	5,028	7,997	8,855	8,478	18,769	13,163
Six years later	5,153	7,999	8,884	8,461	17,784
Seven years later	5,153	8,026	8,669	7,949
Eight years later	5,182	8,014	8,855
Nine years later	5,170	8,007
Ten years later	5,163

C. Net Cumulative Redundancy (Deficiency)	246	(556)	(936)	462	3,413	4,537	2,542	3,992	2,203	(1,620)

D. Cumulative Amount of Claims Paid, Net of Reinsurance Recoveries, through:
One year later	3.229	5,377	5,691	5,845	12,217	8,073	16,721	30,061	50,458	64,810
Two years later	4,436	7,070	7,905	7,663	15,814	12,004	22,990	46,860	78,314
Three years later	4,909	7,584	8,603	8,228	18,162	13,113	24,562	58,322
Four years later	5,014	7,810	8,798	8,374	17,997	13,750	9,014
Five years later	4,966	7,960	8,821	8,417	18,415	13,102
Six years later	5,116	7,970	8,853	8,439	17,735
Seven years later	5,124	7,995	8,869	7,949
Eight years later	5,151	8,014	8,855
Nine years later	5,170	8,007
Ten years later	5,163

	2009	2008

Net Reserve, December 31	$176,250	$150,025
Reinsurance Recoverables	8,412	6,338
Gross Reserve, December 31	$184,662	$156,363

Net Re-estimated Reserve		$151,645
Re-estimated Reinsurance Recoverable		8,703
Gross Re-estimated Reserve		$160,348

Gross Cumulative Deficiency		$(3,985)

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

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years.

	Year Ended December 31,
	2009	2008	2007

Gross premiums written	$287,558	$243,849	$249,472
Ceded premiums written	(25,818)	(8,922)	(10,661)
Net premiums written	$261,740	$234,927	$238,811

Gross premiums earned	$269,474	$244,656	$238,080
Ceded premiums earned	(18,402)	(8,336)	(12,109)
Net premiums earned	$251,072	$236,320	$225,971

Reinsurance recoveries	$8,975	$11,994	$3,862

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

o
Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $3.3 million of each combined aircraft hull and liability loss and for the next $650,000 of each airport liability loss; and

o	Other risks with liability limits greater than $1.0 million are placed in a quota share treaty where we retain 20% of incurred losses.

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

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations.  Our investment portfolio is composed of fixed-income and equity securities.  As of December 31, 2009, we had total invested assets of $327.7 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2009 would decrease by approximately $5.5 million.  The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2009 and 2008.

	As of December 31, 2009			As of December 31, 2008
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category
Corporate bonds	$99,549	34.1%	6.2%	$60,547	22.5%	7.4%
Municipal bonds	184,793	63.3%	8.2%	203,791	75.9%	8.6%
US Treasury bonds	6,836	2.4%	2.5%	4,175	1.6%	3.8%
Mortgage backed securities	698	0.2%	5.6%	-	0.0%	0.0%

Total	$291,876	100.0%	7.4%	$268,513	100.0%	8.3%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was A- at December 31, 2009.  The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of December 31, 2009 and 2008:

	As of	As of
	December 31, 2009	December 31, 2008
Rating:
"AAA"	15.8%	16.5%
"AA"	15.5%	42.5%
"A"	34.0%	20.7%
"BBB"	22.6%	9.1%
"BB"	9.0%	8.7%
"B"	1.2%	1.2%
"CCC"	1.9%	1.3%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$36,563	12.5%	$59,964	22.3%
One to five years	138,179	47.4%	87,142	32.4%
Five to ten years	46,335	15.9%	55,206	20.6%
More than ten years	70,101	24.0%	66,201	24.7%
Mortgage-backed securities	698	0.2%	-	0.0%
Total	$291,876	100.0%	$268,513	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2009, 10.9% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally.  We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income on our consolidated statement of stockholders’ equity and comprehensive income and accumulated other comprehensive income on our consolidated balance sheet. If the decline is deemed other-than -temporary, we write down the carrying value of the investment and record a realized loss in our consolidated statements of operations.  As of December 31, 2009, we had a net unrealized gain of $13.3 million on our investments.  The following table details the net unrealized gain (loss) balance by invested asset category as of December 31, 2009.

Net Unrealized
Category	Gain (Loss) Balance
(in thousands)

Corporate debt securities	$4,989
Municipal bonds	(243)
Equity securities	8,550
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	6
Mortgage-backed securities	16
$13,318

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  A.M. Best has pooled its ratings of our AHIC, HIC, and HSIC subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of our individual insurance company subsidiaries and to the pool formed by our insurance company subsidiaries.  A.M. Best has also assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to HCM.  An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best.  In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry.  According to A.M. Best, there were 3,303 property/casualty insurance companies and 2,122 property/casualty insurance groups operating in North America as of July 20, 2009.  Our AHIS Operating Unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Zurich North America, Travelers and Liberty Mutual, as well as numerous smaller regional companies.  The primary competition for our TGA Operating Unit’s excess and surplus lines products includes such carriers as Dallas National Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Scottsdale Insurance Company, Markel Group and, to a lesser extent, a number of national standard lines carriers such as Travelers and The Hartford.  Our Aerospace Operating Unit considers its primary competitors to be Houston Casualty Corp., Starr Aviation, Global Aerospace, Phoenix Aviation, W. Brown & Company, AIG and London Aviation Underwriters.  The primary competition for our Heath XS Operating Unit includes such carriers as Axis Insurance Company, First Mercury Insurance Company, Gemini Insurance Company, General Star Insurance Company and Lexington Insurance Company. Although our Personal Lines Operating Unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional and mono-line insurance companies and managing general agencies.  Our competitors include entities which have, or are affiliated with entities which have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage.  We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

AHIC and HCM are domiciled in Texas, HIC is domiciled in Arizona and HSIC is domiciled in Oklahoma.  Therefore, our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, as well as the applicable insurance department of each state in which we issue policies.  AHIC, HIC, HSIC and HCM are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the insurance departments of their respective states of domicile and the applicable insurance department of each state in which they write business.  The financial conditions of AHIC, HIC, HSIC and HCM, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile.

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

Transactions between insurance companies and their affiliates.   Hallmark is also regulated as an insurance holding company by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department.  Financial transactions between Hallmark or any of its affiliates and AHIC, HIC, HSIC, or HCM are subject to regulation.  Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is implemented.  State regulators may refuse to approve or may delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Dividends. Dividends and distributions to Hallmark by AHIC, HIC or HSIC are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled.  As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to the amount of surplus profits arising from its business.  In estimating such profits, AHIC must exclude all unexpired risks, all unpaid losses and all other debts due and payable or to become due and payable by AHIC.  In addition, AHIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders' surplus as of the prior December 31st.  HIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business.  Without prior written approval from the Arizona Department of Insurance, HIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31st or (2) net investment income as of the prior December 31st.  HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds which is derived from realized net profits on its business.  Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31st or (2) statutory net income as of the prior December 31st, not including realized capital gains.  As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements.  The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula.  The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action.  As of December 31, 2009, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

Required licensing.  American Hallmark Insurance Services, TGA Insurance Managers, American Hallmark General Agency, Inc., Hallmark Claims Services, Inc., Effective Claims Managers, HXS, Aerospace Claims Management Group and Aerospace Insurance Managers are each subject to and in compliance with the licensing requirements of the department of insurance in each state in which they produce business.  These licenses govern, among other things, the types of insurance coverages, agency and claims services and products that we may offer consumers in these states.  Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. Generally, each state requires one officer to maintain an agent license.  Claims adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business.  Each employed claim adjuster either holds or has applied for the required licenses.  Our premium finance subsidiaries are subject to licensing, financial reporting and certain financial requirements imposed by the Texas Department of Insurance, as well as regulations promulgated by the Texas Office of Consumer Credit Commissioner.

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

Employees

As of December 31, 2009, we employed 321 people on a full-time basis.  None of our employees are represented by labor unions.  We consider our employee relations to be good.

Item 1A. Risk Factors.

Not applicable to smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and AHIS Operating Unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space.  The rent is currently $34,644 per month pursuant to a lease which expires June 30, 2011.  Our corporate headquarters also occupies ten offices in an executive suite located in the same building for $10,200 per month under a lease which expires September 30, 2010.

Our TGA Operating Unit is presently located at 7411 John Smith, San Antonio, Texas. The suite is located in a high-rise office building and contains 18,904 square feet of space.  The rent is currently $30,829 per month pursuant to a lease which expires June 30, 2010.  Commencing June 1, 2010, the TGA Operating Unit will move to a high-rise office building located at 7550 IH-10 West, San Antonio, Texas.  These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space.  After a six month rent abatement, the initial rent will be $21,749 per month pursuant to a lease which expires November 30, 2020. Our TGA Operating Unit also maintains a small branch office in Lubbock, Texas. Rent on this branch office is currently $1,000 per month under a lease which expires April 30, 2012.

Our Aerospace Operating Unit is located at 14990 Landmark Boulevard, Suite 300, Addison, Texas. The suite is located in a low-rise office building and contains 8,925 square feet of space.  The rent is currently $14,736 per month pursuant to a lease which expires September 30, 2010.  Our Aerospace Operating Unit also maintains a branch office in Glendale, California.  Rent on the 1,196 square foot suite is currently $2,452 per month pursuant to a lease which expires July 31, 2012.

Our Heath XS Operating Unit is located at 59 South Finley Avenue, Basking Ridge, New Jersey.  The suite is located in a low-rise office building and contains 2,285 square feet of space.  The rent is currently $3,606 per month pursuant to a lease which expires April 30, 2013.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2009, we did not submit any matter to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.”  The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2008.

Period	High Sale	Low Sale

Year Ended December 31, 2009:
First quarter	$9.51	$5.98
Second quarter	7.49	6.45
Third quarter	8.45	6.55
Fourth quarter	8.75	6.93

Year Ended December 31, 2008:
First quarter	$16.76	$10.35
Second quarter	12.88	8.55
Third quarter	10.71	8.40
Fourth quarter	9.91	5.05

Holders

As of March 10, 2010, there were 1,841 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock.  Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments.  State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark.  As a property/casualty insurance company domiciled in the State of Texas, AHIC is limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. As a county mutual, dividends from HCM are payable to policyholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2009.

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	1,605,833	$9.65	417,501

Equity compensation plans not approved by security holders[2]	8,333	$2.25	- 0 -

Total	1,614,166	$9.62	417,501

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

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2009.

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

•
Specialty Commercial Segment.  The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit, the general aviation insurance products and services handled by our Aerospace Operating Unit and the commercial excess liability and umbrella products handled by our Heath XS Operating Unit.   Our TGA Operating Unit is comprised of our TGA, PAAC and TGARSI subsidiaries.  Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries.  Our Heath XS Operating Unit is compromised of our HXS and HDS subsidiaries. The Heath XS Operating Unit was acquired August 29, 2008.

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

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Lines Operating Unit and assumes a portion of the risks on the commercial and aviation property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Lines Operating Unit and the aviation property/casualty products marketed within the Specialty Commercial Segment.

•
Hallmark County Mutual Insurance Company control and management was acquired effective June 5, 2009 through the acquisition of all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  HCM does not retain any business.

 AHIC, HIC, and HSIC have entered into a pooling arrangement pursuant to which AHIC retains 46.0% of the total net premiums written, HIC retains 34.1% of our total net premiums written and HSIC retains 19.9% of our total net premiums written.  HCM is not a party to the intercompany pooling arrangement.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs.  At December 31, 2009 and 2008, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Our consolidated balance sheet as of December 31, 2009 includes goodwill of acquired businesses of $41.1 million which is assigned to our operating units as follows:  AHIS Operating Unit - $2.1 million; TGA Operating Unit - $18.8 million; Aerospace Operating Unit - $9.7 million; Personal Lines Operating Unit - $2.8 million; and Heath XS Operating Unit - $7.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles- Goodwill and Other” (“FASB ASC 350”) goodwill is tested for impairment annually. We completed our last annual test for impairment during the fourth quarter of 2009 and determined that there was no impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by FASB ASC 350, we compare the estimated fair value of each reporting unit with its carrying amount, including goodwill. Under FASB ASC 350, fair value refers to the amount for which the entire reporting unit may be bought or sold.

The determination of fair value was based on multiple valuation approaches including an income approach utilizing discounted cash flows and a market approach utilizing observable key ratios of peer companies.  The valuation methodologies utilized are subject to key judgments and assumptions.  Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.  Declines in estimated fair value could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

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

The market approach to determining fair value utilized observable key metrics of similar peer companies such as price to earnings ratios for current year earnings and forecasted 2010 earnings.  Additionally, the direct capitalization of earnings method was utilized.

The fair values of each of our operating units were in excess of their respective carrying values, including goodwill, as a result of our last annual step one test for impairment during the fourth quarter 2009.  However, a 12% decline in the fair value of our AHIS Operating Unit, a 9% decline in the fair value of our TGA Operating Unit, a 31% decline in the fair value of our Personal Lines Operating Unit, a 3% decline in the fair value of our Aerospace Operating Unit, or a 5% decline in the fair value of our Heath XS Operating Unit would have caused the carry value of the respective operating unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by FASB ASC 350 which could have resulted in a material impairment to our goodwill.

The market capitalization of our stock has been below book value during 2009.  We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing.  We believe the current market displacement caused by global financial market conditions, including the credit crisis, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value.  The valuation analysis discussed above supports our view that goodwill is not impaired at December 31, 2009.

While we believe the estimates and assumptions used in determining the fair value of the operating units are reasonable, actual results could vary materially.  If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step in future periods and impairment of goodwill could result.  We cannot predict future events that might impact the fair value of our operating units and goodwill impairment.  Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate.  Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts.  A small percentage change could result in a material effect on reported earnings.  For example, a 1% change in December 31, 2009 reserves for unpaid losses and LAE would have produced a $1.8 million change to pretax earnings.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2009 was $148.4 million to $196.0 million.  Our best estimate of unpaid losses and LAE as of December 31, 2009 is $184.7 million.  Our carried reserve for unpaid losses and LAE as of December 31, 2009 is comprised of $91.1 million in case reserves and $93.6 million in incurred but not reported reserves.  In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid.  We have established a best estimate of unpaid losses and LAE which is approximately $12.5 million higher than the midpoint or 94.2% of the high end of the actuarial range at December 31, 2009 as compared to $8.1 million above the midpoint or 92.5% of the high end of the actuarial range at December 31, 2008.  We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace.  Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range.  However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio booked to at December 31, 2009	63.5%	64.5%	67.0%	57.8%

Effect of actual 5.0% above estimated loss ratio at December 31, 2009	-	-	-	$(2,793)
Effect of actual 5.0% below estimated loss ratio at December 31, 2009	$1,850	$3,055	$3,360	$2,793

The following table details the profit sharing commission revenue sensitivity of the Specialty Commercial Segment for each effective quota share treaty  at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/06	1/1/07	1/1/08
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio booked to at December 31, 2009	57.1%	60.7%	58.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2009	$(3,096)	$(2,022)	$(1,619)
Effect of actual 5.0% below estimated loss ratio at December 31, 2009	$1,920	$2,352	$1,295

Effective January 1, 2009 the Company assumed 100% of the premiums in the Specialty Commercial Segment for this treaty and, therefore there is no profit sharing commission revenue for the 2009 policies written.

Results of Operations

 Comparison of Years ended December 31, 2009 and December 31, 2008

Management overview. During fiscal 2009, our total revenues were $287.0 million, representing an approximately 7% increase over the $268.7 million in total revenues for fiscal 2008.  This increase in revenue was primarily attributable to increased earned premium due to increased retention of business in our Specialty Commercial Segment, the acquisition of our Heath XS Operating Unit in the third quarter of 2008 and increased production by our Personal Lines Segment. Further contributing to this increase in revenue was recognized gains on our investment portfolio of $3.0 million for fiscal year 2009 as compared to recognized losses of $11.3 million for fiscal year 2008. Increased revenue was partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets and by lower commission and fee income in our Specialty Commercial Segment due primarily to increased retention of premium.

We reported net income of $24.6 million for the year ended December 31, 2009, compared to $12.9 million for the year ended December 31, 2008.  On a diluted per share basis, net income was $1.19 for fiscal 2009 as compared to $0.62 for fiscal 2008.   The increase in net income was primarily attributable to increased revenue discussed above offset by increased loss and LAE due mostly to increased net premiums written in both the Specialty Commercial and Personal Lines segments, as discussed above, as well as unfavorable prior year development of $1.6 million for fiscal year 2009 as compared to favorable development of $1.8 million during 2008.

Segment information.  The following is additional business segment information for the years ended December 31, 2009 and 2008 (in thousands):
	Year Ended December 31, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$72,512	$144,230	$71,708	$-	$288,450

Gross premiums written	72,512	143,338	71,708	-	287,558
Ceded premiums written	(4,430)	(21,388)	-	-	(25,818)
Net premiums written	68,082	121,950	71,708	-	261,740
Change in unearned premiums	3,208	(9,680)	(4,196)	-	(10,668)
Net premiums earned	71,290	112,270	67,512	-	251,072

Total revenues	76,496	131,504	73,785	5,254	287,039

Losses and loss adjustment expenses	44,372	65,453	43,794	-	153,619

Pre-tax income (loss), net of non-controlling interest	9,266	20,883	11,000	(7,944)	33,205

Net loss ratio (2)	62.2%	58.3%	64.9%		61.2%
Net expense ratio (2)	31.3%	30.1%	21.6%		30.5%
Net combined ratio (2)	93.5%	88.4%	86.5%		91.7%

	Year Ended December 31, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$80,193	$146,054	$60,834	$-	$287,081

Gross premiums written	80,190	102,825	60,834	-	243,849
Ceded premiums written	(4,829)	(4,093)	-	-	(8,922)
Net premiums written	75,361	98,732	60,834	-	234,927
Change in unearned premiums	4,434	(1,226)	(1,815)	-	1,393
Net premiums earned	79,795	97,506	59,019	-	236,320

Total revenues	84,075	127,882	64,475	(7,742)	268,690

Losses and loss adjustment expenses	49,270	55,933	39,042	(1)	144,244

Pre-tax income (loss), net of non-controlling interest	9,683	21,328	8,989	(18,926)	21,074

Net loss ratio (2)	61.7%	57.4%	66.2%		61.0%
Net expense ratio (2)	30.8%	30.7%	22.0%		30.6%
Net combined ratio (2)	92.5%	88.1%	88.2%		91.6%
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

2
The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.     During the second quarter of 2009 we changed the method in which the net expense ratio is calculated.  The net expense ratio is now calculated for our operating units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  For the operating units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of 1.7% for the twelve months ended December 31, 2008.

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $72.5 million for the year ended December 31, 2009, which was $7.7 million, or approximately 10%, less than the $80.2 million reported for the same period in 2008.  Net premiums written were $68.1 million for the year ended December 31, 2009 as compared to $75.4 million reported for the same period in 2008.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $76.5 million for the year ended December 31, 2009 was $7.6 million less than the $84.1 million reported during the year ended December 31, 2008.  This approximately 9% decrease in total revenue was primarily due to decreased net premiums earned of $8.5 million and lower net investment income of $0.6 million during 2009.  Lower processing and services fees of $0.1 million further contributed to this decrease in revenue. These decreases in revenue were partially offset by profit sharing commission adjustments of $0.3 million recognized for the year ended December 31, 2009 as compared to profit sharing commission adjustments of $1.9 million recognized for the year ended December 31, 2008.  The profit sharing commission adjustments related to adverse loss development on prior accident years.

Pre-tax income for our Standard Commercial Segment of $9.3 million for the year ended December 31, 2009 decreased $0.4 million, or approximately 4%, from the $9.7 million reported for the same period of 2008.  Decreased revenue as discussed above was the primary reason for the decrease in pre-tax income, offset by lower  losses and LAE of $4.9 million and lower operating expenses of $2.3 million primarily due to lower production related expenses during 2009 as a result of lower produced premium.

The net loss ratio for the year ended December 31, 2009 was 62.2% as compared to the 61.7% reported for the same period of 2008. The gross loss ratio before reinsurance was 62.1% for the year ended December 31, 2009 as compared to 67.4% for the same period the prior year.  The gross loss results for the year ended December 31, 2009 and 2008 included $1.8 million and $2.4 million of favorable prior year development, respectively. The gross loss results for fiscal 2008 also included $10.9 million of hurricane related losses ($4.4 million net of reinsurance recoveries).  The Standard Commercial Segment reported net expense ratios of 31.3% and 30.8% for the years ended December 31, 2009 and 2008, respectively.

Specialty Commercial Segment.    The $131.5 million of total revenue for the year ended December 31, 2009 was   $3.6 million higher than the $127.9 million reported for 2008. This increase in revenue was largely due to increased net premiums earned of $14.8 million as a result of the increased retention of business and the acquisition of the Heath XS Operating Unit during the third quarter of 2008.  Increased net investment income contributed an additional $0.7 million to the increase in revenue for fiscal 2009. These increases were partially offset by (a) lower commission income of $8.6 million due primarily to increased retention of premium, (b) lower profit sharing commission income of $3.0 million due to higher retention of premium in the more recent treaty periods as well as adverse loss development on the earlier treaty periods, and (c) reduced finance charges of $0.3 million.

Pre-tax income for the Specialty Commercial Segment of $20.9 million was $0.4 million lower than the $21.3 million reported in 2008. Increased revenue, discussed above, was offset by increased losses and LAE of $9.5 million.  Increased revenue was complemented by lower expenses of $5.5 million.  These lower operating expenses for fiscal 2009 were primarily the combined result of (a) a $1.2 million premium receivable write-off due to the default of a producer in our TGA Operating Unit during the third quarter of 2008, lower production related expenses of $4.1 million due to lower produced premium, and lower operating expenses of $2.0 million in our Aerospace Operating Unit and TGA Operating Unit, partially offset by (b) increased operating expenses of $1.4 million and increased amortization of intangible assets of $0.4 million, in both cases related to the acquisition of our Heath XS Operating Unit effective August 29, 2008.

The Specialty Commercial Segment reported a net loss ratio of 58.3% for 2009 as compared to 57.4% for 2008.  The gross loss ratio before reinsurance was 57.8% for the year ended December 31, 2009 as compared to 59.5% for the same period the prior year.  The gross loss results for the years ended December 31, 2009 and 2008 included $4.4 million and $1.2 million of unfavorable prior year development, respectively.  The gross loss results for fiscal 2008 also included $3.5 million of hurricane related losses ($1.6 million net of reinsurance recoveries). The Specialty Commercial Segment reported a net expense ratio of 30.1% for 2009 as compared to 30.7% for 2008.

Personal Segment.  Net premium written for our Personal Segment increased $10.9 million during the year ended December 31, 2009 to $71.7 million compared to $60.8 million in the year ended December 31, 2008.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased approximately 14% to $73.8 million for the year ended December 31, 2009 from $64.5 million the prior year.  Higher earned premium of $8.5 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.9 million and net investment income of $0.1 million further contributed to this increase in revenue, offset by lower third party commission revenue of $0.2 million.

Pre-tax income for the Personal Segment was $11.0 million for the year ended December 31, 2009 as compared to $9.0 million the prior year.  The increased revenue, as discussed above, was offset by increased losses and LAE of $4.8 million and increased operating expenses of $2.5 million due mostly to production related expenses attributable to the increased earned premium.  The Personal Segment reported a net loss ratio of 64.9% for the year ended December 31, 2009 as compared to 66.2% for the prior year.  The decline in the net loss ratio is primarily a result of the maturing of the new business impact associated with geographic expansion.  The Personal Segment recognized $1.0 million of favorable prior accident year development during the year ended December 31, 2009 as compared to favorable prior accident year development of $0.6 million during the year ended December 31, 2008.  The Personal Segment reported a net expense ratio of 21.6% for the year ended December 31, 2009 as compared to 22.0% for the prior year.

Corporate.  Total revenue for corporate increased by $13.0 million for the year ended December 31, 2009 as compared to the prior year.  Recognized gains of $3.0 million on our investment portfolio during 2009 as compared to recognized losses of $11.3 million on our investment portfolio during the same period in 2008 were partially offset by decreased investment income of $1.3 million primarily due to lower yields.

Corporate pre-tax loss was $7.9 million for the year ended December 31, 2009 as compared to $18.9 million for the prior year.  The decreased loss was mostly due to the increased revenues discussed above partially offset by increased non-cash operating expenses of $0.6 million related to stock option grants and higher periodic pension costs, increased other compensation expense of $0.4 million and increased other operating expenses of $0.6 million of which $0.3 million related to a proxy contest.  In addition, increased intangible amortization of $0.4 million related to our acquisition of CYR during the second quarter of 2009 further offset the increased revenue.

Comparison of Years ended December 31, 2008 and December 31, 2007

Management overview. During fiscal 2008, our total revenues were $268.7 million, representing an approximately 2% decrease over the $275.2 million in total revenues for fiscal 2007.  The decrease in total revenue during 2008 was primarily due to recognized losses on our investment portfolio and lower commission income partially offset by higher earned premium and investment income. Standard Commercial Segment revenues decreased $2.4 million during 2008 due primarily to lower earned premium as a result of increased competition, rate pressure, and deterioration of the economic environment in the United States. Increased retention of business and the acquisition of our Heath XS Operating Unit in 2008 drove the $1.3 million increase in revenue by our Specialty Commercial Segment during 2008 compared to 2007. Revenues from our Personal Segment increased $6.2 million during 2008, due largely to geographic expansion into new states. Corporate revenue decreased $11.6 million during 2008 as compared to 2007 primarily due to recognized losses on our investment portfolio of $11.3 million as compared to recognized gains of $2.6 million during 2007, partially offset by increased investment income of $2.3 million for the period ended December 31, 2008, as compared to the same period during 2007.

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

Segment information.  The following is additional business segment information for the years ended December 31, 2008 and 2007 (in thousands):
	Year Ended December 31, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$80,193	$146,054	$60,834	$-	$287,081

Gross premiums written	80,190	102,825	60,834	-	243,849
Ceded premiums written	(4,829)	(4,093)	-	-	(8,922)
Net premiums written	75,361	98,732	60,834	-	234,927
Change in unearned premiums	4,434	(1,226)	(1,815)	-	1,393
Net premiums earned	79,795	97,506	59,019	-	236,320

Total revenues	84,075	127,882	64,475	(7,742)	268,690

Losses and loss adjustment expenses	49,270	55,933	39,042	(1)	144,244

Pre-tax income (loss), net of non-controlling interest	9,683	21,328	8,989	(18,926)	21,074

Net loss ratio (2)	61.7%	57.4%	66.2%		61.0%
Net expense ratio (2)	30.8%	30.7%	22.0%		30.6%
Net combined ratio (2)	92.5%	88.1%	88.2%		91.6%

	Year Ended December 31, 2007
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$90,985	$151,003	$55,916	$-	$297,904

Gross premiums written	90,868	102,688	55,916	-	249,472
Ceded premiums written	(6,273)	(4,388)	-	-	(10,661)
Net premiums written	84,595	98,300	55,916	-	238,811
Change in unearned premiums	(840)	(9,589)	(2,411)	-	(12,840)
Net premiums earned	83,755	88,711	53,505	-	225,971

Total revenues	86,512	126,550	58,268	3,836	275,166

Losses and loss adjustment expenses	48,480	48,484	35,969	(15)	132,918

Pre-tax income (loss)	12,415	28,338	7,523	(6,507)	41,769

Net loss ratio (2)	57.9%	54.7%	67.2%		58.8%
Net expense ratio (2)	29.9%	31.1%	22.2%		29.1%
Net combined ratio (2)	87.8%	85.8%	89.4%		87.9%

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

2
The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP.     During the second quarter of 2009 we changed the method in which the net expense ratio is calculated.  The net expense ratio is now calculated for our operating units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the operating units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of  1.7% and 1.3%  for the twelve months ended December 31, 2008 and 2007, respectively.

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

The net loss ratio for the year ended December 31, 2008 was 61.7% as compared to the 57.9% reported for the same period of 2007.  The net loss ratio was unfavorably impacted by hurricane related losses net of reinsurance recoveries of $4.4 million for the year ended December 31, 2008.  The gross loss ratio before reinsurance was 67.4% for the year ended December 31, 2008 as compared to 56.0% for the same period the prior year.  The gross loss results for the year ended December 31, 2008 included $10.9 million of hurricane related losses and $2.4 million of favorable prior year development as compared to $1.7 million of favorable prior year development for the year ended December 31, 2007.  The Standard Commercial Segment reported net expense ratios of 30.8% and 29.9% for the year ended December 31, 2008 and 2007, respectively.

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

The Personal Segment reported a net loss ratio of 66.2% for the year ended December 31, 2008 as compared to 67.2% for the prior year.  The decline in the net loss is a result of the maturing of the new business impact associated with geographic expansion.  We recognized $0.6 million of favorable prior accident year development during the year ended December 31, 2008 as compared to $0.9 million during 2007.  The Personal Segment reported a net expense ratio of 22.0% for the year ended December 31, 2008 as compared to 22.2% for the prior year.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2009, Hallmark had $10.6 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $7.0 million as of December 31, 2009.

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2010, the aggregate ordinary dividend capacity of these subsidiaries is $19.4 million, of which $15.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2009 or 2008.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies.  Applicable regulations require approval of management fees, expense sharing contracts and similar transactions.  American Hallmark General Agency, Inc. paid $5.6 million, $4.5 million and $1.9 million in management fees to Hallmark during 2009, 2008 and 2007, respectively.  HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2009, 2008 and 2007.  AHIC paid $4.5 million and $3.3 million in management fees to American Hallmark General Agency, Inc. during 2009 and 2008, respectively.  AHIC did not pay any management fees during 2007.  HSIC paid $60,000 in management fees to TGA during each of 2009, 2008, and 2007.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities.  The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2009, our insurance company subsidiaries reported statutory capital and surplus of $174.9 million, substantially greater than the minimum requirements for each state.  Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements.  (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2009, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.  Our total statutory premium-to-surplus percentage for the years ended December 31, 2009 and 2008 was 150% and 170%, respectively.

Comparison of December 31, 2009 to December 31, 2008

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2009 were $439.9 million compared to $352.7 million at December 31, 2008.  Increases in market value of our investment portfolio for the period and cash from operating activities were the primary reasons for this increase.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Net cash provided by our consolidated operating activities was $61.7 million for the year ended December 31, 2009 compared to $48.7 million for the year ended December 31, 2008. The increase in operating cash flow was primarily due to increased collected premium as a result of increased retention of business.

Cash used by investing activities during the year ended December 31, 2009 was $2.0 million as compared to $126.1 million for the prior year.  Contributing to the decrease in cash used in investing activities was a decrease of $594.3 million in purchases of debt and equity securities and a $7.6 million reduction in payments for acquisitions of subsidiaries, net of cash received, partially offset by (i) a $4.1 million reduction in the change in restricted cash, (ii) a $473.5 million reduction in maturities, sales and redemptions of investment securities and (iii) a $0.1 million increase in purchases of property and equipment.  The change in payments for acquisitions of subsidiaries resulted from the combined impact of a net cash payment of $3.9 million, net of cash acquired, for the acquisition of a management agreement controlling  HCM and a $3.3 million payment of contingent consideration to the sellers of the subsidiaries comprising our TGA Operating Unit in 2009, compared to a net cash payment of $14.8 million, net of cash acquired for the acquisition of our Heath XS Operating Unit in 2008.

Cash used in financing activities during the year ended December 31, 2009 was $6.6 million as compared to $9.7 million for the same period of 2008.  The cash used during 2009 was primarily for repayment of bank debt and the repurchase of the Company’s common stock during the third quarter of 2009. The cash used during 2008 was primarily for the payment of consideration to the sellers of the subsidiaries comprising our TGA Operating Unit.  As of December 31, 2009 we had fully repaid our obligation to the sellers.

Credit Facilities

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20 million revolving credit facility with a $5 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25 million and establish a new $5 million revolving credit sub-facility for the premium finance operations of PAAC.  This $5 million credit sub-facility replaced PAAC’s $5 million revolving credit facility with JP Morgan Chase Bank which terminated June 30, 2007. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  The credit agreement was again amended January 21, 2010 in order to extend certain expiration, maturity, and termination dates for a period of 120 days. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2009, we were in compliance with all of our covenants.  As of December 31, 2009 we had $2.8 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30 million of 30-year floating-rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30 million to AHIC in order to increase policyholder surplus. The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. As of December 31, 2009, the note balance was $30.9 million.

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25 million of 30-year floating trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  As of December 31, 2009 the note balance was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2009.  Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable.  Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2010	2011-2012	2013-2014	After 2014

Notes payable	$59,502	$280	$1,120	$1,400	$56,702
Interest on notes payable	116,591	4,445	8,856	8,775	94,515
Unpaid losses and loss adjustment expenses (1)	184,662	81,788	67,706	25,590	9,578
Operating leases	2,954	1,194	967	531	262
Purchase obligations	629	120	232	194	83

(1)  The payout pattern for unpaid losses and loss adjustment expenses is based upon historical payment patterns and does not represent actual contractual obligations.  The timing and amount ultimately paid will likely vary from these estimates.

Based on 2010 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such phrase is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
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

4.13
Sixth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated January 21, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed January 25, 2010).

10.1
Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

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

10.8
Office Lease by and between SAOP Northwest Center, L.P. and TGA Insurance Managers, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

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

10.23
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

10.26
Purchase Agreement dated August 29, 2008 by and among Hallmark Financial Services, Inc. and Jeffrey L. Heath (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed September 4, 2008).

10.27*
Employment Agreement dated as of August 29, 2008, between Heath XS, LLC and Jeffrey L. Heath (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 4, 2008).

10.28
Second Amendment  to the Purchase Agreement dated December 18, 2008, between Hallmark Financial Services, Inc. and Samuel M. Cangelosi, Donate A. Cangelosi, and Donald E. Meyer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 23, 2008).

10.29
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

*Management contract or compensatory plan or arrangement.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 25, 2010	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 25, 2010	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 25, 2010	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 25, 2010	/s/ James H. Graves
James H. Graves, Director

Date:	March 25, 2010	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 25, 2010	/s/ Scott T. Berlin
Scott T. Berlin, Director

Date:	March 25, 2010	/s/ George R. Manser
George R. Manser, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II, III, IV and VI.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, in 2009 the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

/s/ KPMG LLP
KPMG LLP
Dallas, Texas

March 25, 2010

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands, except share amounts)

	2009	2008
ASSETS
Investments:
Debt securities, available-for-sale, at fair value	$291,876	$268,513
Equity securities, available-for-sale, at fair value	35,801	25,003

Total investments	327,677	293,516

Cash and cash equivalents	112,270	59,134
Restricted cash and cash equivalents	5,458	8,033
Prepaid reinsurance premiums	12,997	1,349
Premiums receivable	46,635	44,032
Accounts receivable	3,377	4,531
Receivable for securities	-	1,031
Reinsurance recoverable	10,008	8,218
Deferred policy acquisition costs	20,792	19,524
Excess of cost over fair value of net assets acquired	41,080	41,080
Intangible assets	28,873	28,969
Federal income tax recoverable	-	696
Deferred federal income taxes	-	6,696
Prepaid expenses	923	1,007
Other assets	18,779	20,582

	$628,869	$538,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$59,502	$60,919
Reserves for unpaid losses and loss adjustment expenses	184,662	156,363
Unearned premiums	125,089	102,192
Unearned revenue	191	2,037
Reinsurance balances payable	3,281	-
Accrued agent profit sharing	1,790	2,151
Accrued ceding commission payable	8,600	8,605
Pension liability	2,628	4,309
Payable for securities	19	3,606
Deferred federal income taxes	942	-
Federal income tax payable	1,266	-
Accounts payable and other accrued expenses	13,258	18,067

	401,228	358,249
Commitments and contingencies (Note 15)

Redeemable non-controlling interest	1,124	737

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2009 and 2008; issued 20,872,831 shares in 2009 and 20,841,782 shares in 2008	3,757	3,751
Capital in excess of par value	121,016	119,928
Retained earnings	98,482	72,242
Accumulated other comprehensive income (loss)	8,589	(16,432)
Treasury stock, (757,828 shares in 2009 and 7,828 in 2008), at cost	(5,327)	(77)

Total stockholders’ equity	226,517	179,412

	$628,869	$538,398

The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	2009	2008	2007
Gross premiums written	$287,558	$243,849	$249,472
Ceded premiums written	(25,818)	(8,922)	(10,661)
Net premiums written	261,740	234,927	238,811
Change in unearned premiums	(10,668)	1,393	(12,840)
Net premiums earned	251,072	236,320	225,971

Investment income, net of expenses	14,947	16,049	13,180
Gain (loss) on investments	3,032	(11,261)	2,586
Finance charges	5,874	5,174	4,702
Commission and fees	12,011	22,280	28,054
Processing and service fees	39	114	657
Other income	64	14	16

Total revenues	287,039	268,690	275,166

Losses and loss adjustment expenses	153,619	144,244	132,918
Other operating expenses	92,233	96,096	94,272
Interest expense	4,602	4,745	3,914
Amortization of intangible asset	3,328	2,481	2,293

Total expenses	253,782	247,566	233,397

Income before tax	33,257	21,124	41,769
Income tax expense	8,630	8,175	13,906
Net income	24,627	12,949	27,863
Less: Net income attributable to non-controlling interest	52	50	-

Net income attributable to Hallmark Financial Services, Inc.	$24,575	$12,899	$27,863

Net income per share attributable to
Hallmark Financial Services, Inc common stockholders:
Basic	$1.19	$0.62	$1.34
Diluted	$1.19	$0.62	$1.34

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	Number		Capital In		Accumulated Other		Number	Total	Comprehensive
	of	Par	Excess of	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Par Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2006	20,776	$3,740	$117,932	$31,480	$(2,344)	$(77)	8	$150,731

Amortization of fair value of stock options granted	-	-	527	-	-	-	-	527

Comprehensive income:
Net income	-	-	-	27,863	-	-	-	27,863	$27,863

Other comprehensive income:
Change in net actuarial loss	-	-	-	-	1,378	-	-	1,378	1,378
Net unrealized holding losses arising during period	-	-	-	-	(339)	-	-	(339)	(339)
Reclassification adjustment for losses included in net income	-	-	-	-	(270)	-	-	(270)	(270)
Net unrealized losses on securities					(609)			(609)	(609)
Total other comprehensive income before tax					769			769	769
Tax effect on other comprehensive income					(269)			(269)	(269)
Other comprehensive income after tax					500			500	500
Comprehensive income									$28,363
Balance at December 31, 2007	20,776	$3,740	$118,459	$59,343	$(1,844)	$(77)	8	$179,621

Amortization of fair value of stock options granted	-	-	1,368	-	-	-	-	1,368

Stock options exercised	66	11	208	-	-	-	-	219

Accretion of redeemable non-controlling interest	-	-	(107)	-	-	-	-	(107)
Comprehensive loss:
Net income	-	-	-	12,899	-	-	-	12,899	$12,899

Other comprehensive loss:
Change in net actuarial loss	-	-	-	-	(3,380)	-	-	(3,380)	(3,380)
Net unrealized holding loss arising during period	-	-	-	-	(15,605)	-	-	(15,605)	(15,605)
Reclassification adjustment for losses included in net income	-	-	-	-	(1,083)	-	-	(1,083)	(1,083)
Net unrealized losses on securities					(16,688)			(16,688)	(16,688)
Total other comprehensive loss before tax					(20,068)			(20,068)	(20,068)
Tax effect on other comprehensive loss					5,480			5,480	5,480
Other comprehensive loss after tax					(14,588)			(14,588)	(14,588)
Comprehensive loss									$(1,689)

Balance at December 31, 2008	20,842	$3,751	$119,928	$72,242	$(16,432)	$(77)	8	$179,412

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

			Capital		Accumlated
	Number		In		Other		Number	Total	Comprehensive
	of	Par	Excess of	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Par Value	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2008	20,842	$3,751	$119,928	$72,242	$(16,432)	$(77)	8	$179,412

Cumulative effect of adjustments resulting from adoption of change in accounting principle, net of tax (note 1)	-	-	-	1,665	(1,665)	-	-	-

Acquisition of treasury shares	-	-	-	-	-	(5,250)	750	(5,250)

Amortization of fair value of stock options granted	-	-	1,334	-	-	-	-	1,334

Stock options exercised	31	6	109	-	-	-	-	115

Accretion of redeemable non-controlling interest	-	-	(355)	-	-	-	-	(355)

Comprehensive income:
Net income	-	-	-	24,575	-	-	-	24,575	$24,575

Other comprehensive income:
					-
Change in net actuarial loss	-	-	-	-	2,327	-	-	2,327	2,327
Net unrealized holding gains arising during period	-	-	-	-	42,299	-	-	42,299	42,299
Reclassification adjustment for losses included in net income	-	-	-	-	(3,571)	-	-	(3,571)	(3,571)
Net unrealized gains on securities					38,728			38,728	38,728

Total other comprehensive income before tax					41,055			41,055	41,055
Tax effect on other comprehensive income					(14,369)			(14,369)	(14,369)
Other comprehensive income after tax					26,686			26,686	26,686

Comprehensive income									$51,261

Balance at December 31, 2009	20,873	$3,757	$121,016	$98,482	$8,589	$(5,327)	758	$226,517
The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$24,627	$12,949	$27,863

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	4,105	3,219	3,119
Amortization of discount on structured settlement	-	-	413
Deferred income tax benefit	(1,535)	(912)	(1,481)
Realized (gain) loss on investments	(3,032)	11,261	(2,586)
Change in prepaid reinsurance premiums	(6,835)	(407)	687
Change in premiums receivable	(2,628)	1,994	(1,382)
Change in prepaid commissions	-	-	487
Change in accounts receivable	1,215	688	2,632
Change in deferred policy acquisition costs	(1,268)	233	(2,612)
Change in unpaid losses and loss adjustment expenses	19,735	31,025	47,774
Change in unearned premiums	18,084	(806)	11,392
Change in unearned revenue	(1,846)	(912)	(2,785)
Change in accrued agent profit sharing	(361)	(693)	1,060
Change in reinsurance recoverable	6,774	(3,266)	978
Change in reinsurance balances payable	3,281	-	(1,060)
Change in current federal income tax payable/recoverable	1,962	(1,560)	(1,268)
Change in accrued ceding commission payable	(5)	(3,494)	8,143
Change in all other liabilities	(5,783)	977	(673)
Change in all other assets	5,208	(1,584)	(5,017)
Net cash provided by operating activities	61,698	48,712	85,684

Cash flows from investing activities:
Purchases of property and equipment	(1,263)	(1,119)	(455)
Acquisitions of subsidiaries, net of cash received	(7,246)	(14,799)	-
Change in restricted cash	3,930	8,010	8,526
Purchases of debt and equity securities	(109,959)	(704,247)	(290,765)
Proceeds from maturities and redemptions of securities	112,548	586,034	252,043
Net cash used in investing activities	(1,990)	(126,121)	(30,651)

Cash flows from financing activities:
Proceeds from borrowings	-	-	25,774
Net borrowings (repayment) of note payable	(1,417)	105	(723)
Debt issuance costs	-	-	(674)
Distribution to non-controlling interest	(20)	-	-
Proceeds from exercise of employee stock options	115	219	-
Purchase of treasury shares	(5,250)	-	-
Repayment of borrowings	-	(10,000)	(15,000)
Net cash (used in) provided by financing activities	(6,572)	(9,676)	9,377

Increase (Decrease) in cash and cash equivalents	53,136	(87,085)	64,410
Cash and cash equivalents at beginning of year	59,134	146,219	81,809
Cash and cash equivalents at end of year	$112,270	$59,134	$146,219

Supplemental cash flow information:
Interest paid	$(4,641)	$(4,759)	$(3,402)
Income taxes paid	$(8,202)	$(10,649)	$(16,655)

Supplemental disclosure of noncash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$983	$26,364	$(22,024)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(3,587)	$(87,795)	$91,401

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

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

We pursue our business activities through subsidiaries whose operations are organized into five operating units which are supported by our four insurance company subsidiaries.  Our AHIS Operating Unit handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”).  Our TGA Operating Unit handles primarily commercial insurance products and services and is comprised of TGA Insurance Managers, Inc. (“TGA”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”).  Our Aerospace Operating Unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”).  Our Heath XS Operating Unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage.  Our Heath XS Operating Unit is compromised of Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”), both of which were acquired effective August 29, 2008. Our Personal Lines Operating Unit handles personal  insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Hallmark Insurance Company).  Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”) and Hallmark County Mutual Insurance Company (“HCM”).

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries.  Intercompany accounts and transactions have been eliminated.  The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which, as to AHIC, HIC,  HSIC and HCM differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Redeemable non-controlling interest

We are accreting redeemable non-controlling interest to its redemption value from the date of issuance to the earliest redemption date, August 29, 2012, using the interest method.  Changes in redemption value are considered a change in accounting estimate.  We follow the two class method of computing earnings per share.  We treat only the portion of the periodic adjustment to the redeemable minority interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Activity related to non-controlling interest for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Beginning balance	$737	$-

Acquistion of Heath XS Operating Unit	-	580

Accretion of redeemable non-controlling interest	355	107

Net income attributable to non-controlling interest	52	50

Distribution to non-controlling interest	(20)	-

Ending balance	$1,124	$737

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
Years ended December 31, 2009, 2008, and 2007

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
Years ended December 31, 2009, 2008, and 2007

The following table presents the effect of the correction on our previously reported consolidated statements of cash flows for the year ended December 31, 2007.

For the Year
Ended
December 31,
2007
As previously reported:
Net income	$27,429
Change in prepaid reinsurance premiums	1,355
Change in current federal income tax payable	(1,502)
Net cash provided by operating activities	79,563

Adjustments:
Net income	$434
Change in prepaid reinsurance premiums	(668)
Change in current federal income tax payable	234
Net cash provided by operating activities	-

As revised:
Net income	$27,863
Change in prepaid reinsurance premiums	687
Change in current federal income tax payable	(1,268)
Net cash provided by operating activities	79,563

Investments

Debt and equity securities available for sale are reported at fair value.  Unrealized gains and losses are recorded as a component of stockholders’ equity, net of related tax effects.  Equity securities that are determined to have other- than-temporary impairment are recognized as a loss on investments in the consolidated statement of operations.  Debt securities that are determined to have other-than-temporary impairment are recognized as a loss on investments in the consolidated statement of operations for the portion that is related to credit deterioration with the remaining portion recognized in other comprehensive income. Debt security premiums and discounts are amortized into earnings using the effective interest method.  Maturities of debt securities and sales of equity securities are recorded in receivable for securities until the cash is settled.  Purchases of debt and equity securities are recorded in payable for securities until the cash is settled.

Realized investment gains and losses are recognized in operations on the specific identification method.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy.  Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $7.1 million, $5.1 million and $4.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Relationship with Third Party Insurers

Through December 31, 2005, our AHIS Operating Unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer.  Through December 31, 2008, all business of our TGA Operating Unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting.  Ceding commissions and other fees received under these arrangements are classified as unearned revenue until earned pro rata over the terms of the policies. Effective July 1, 2009, in states where our insurance companies are not admitted, our Heath XS Operating Unit writes policies under fronting arrangements pursuant to which we assume all of the risk and retrocede a portion of the risk to third party reinsurers.  Through June 30, 2009, our Heath XS Operating Unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk from a third-party insurer.  Ceding commissions and other fees received under this arrangement are recognized as of the effective date of the policy.

Recognition of Commission Revenues of Our Standard and Specialty Commercial Segments

Commission revenues and commission expenses related to insurance policies issued by American Hallmark Insurance Services and TGA on behalf of Clarendon and Republic, respectively, are recognized pro rata during the period covered by the policy.  Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets.  We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned.  The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate.  Commission revenues and commission expenses related to insurance policies issued by our Heath XS Operating Unit and not retained by AHIC are recognized as of the effective date of the policy.

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial Segment and Clarendon.

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio booked to at December 31, 2009	63.5%	64.5%	67.0%	57.8%

As of December 31, 2009, we recorded a $1.8 million profit sharing payable for the quota share treaty effective July 1, 2001, a $1.5 million payable on the quota share treaty effective July 1, 2002, a $5.4 million payable on the quota share treaty effective July 1, 2003 and a $3.6 million receivable on the quota share treaty effective July 1, 2004. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the Specialty Commercial Segment and Republic.

	Treaty Effective Dates
	01/01/06	01/01/07	01/01/08

Provisional loss ratio	65.0%	65.0%	65.0%
Ultimate loss ratio booked to at December 31, 2009	57.1%	60.7%	58.0%

As of December 31, 2009 we recorded a $1.7 million profit share receivable for the quota share treaty effective January 1, 2006, a $2.0 million profit share receivable for the quota share treaty effective January 1, 2007 and a $2.3 million profit share receivable for the quota share treaty effective January 1, 2008. The receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

Effective January 1, 2009 the Company assumed 100% of the premiums in the Specialty Commercial Segment for this treaty, therefore there is no profit sharing commission revenue for the 2009 policies written.

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

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $10.1 million and $8.8 million, at December 31, 2009 and 2008, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years).    Depreciation expense for 2009, 2008 and 2007 was $0.8 million, $0.7 million and $0.8 million, respectively.  Accumulated depreciation was $8.0 million and $7.2 million at December 31, 2009 and 2008, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Premiums Receivable

Premiums receivable represent amounts due from policyholders or independent agents for premiums written and uncollected.  These balances are carried at net realizable value.

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premiums are earned.  If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2009, 2008 and 2007, we deferred $53.6 million, $54.9 million and $57.7 million of policy acquisition costs and amortized $52.3 million, $55.1 million and $55.1 million of deferred policy acquisition costs, respectively.  Therefore, the net deferrals of policy acquisition costs were $1.3 million, ($0.2) million and $2.6 million for 2009, 2008 and 2007, respectively.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2009, 2008 and 2007.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses.  These estimates are subject to the effects of trends in loss severity and frequency.  Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

Retail Agent Commissions

We pay monthly commissions to retail agents based on written premium produced but generally recognize the expense pro rata over the term of the policy.  If the policy is cancelled prior to its expiration, the unearned portion of the agent commission is refundable to us.  The unearned portion of commissions paid to retail agents is included in deferred policy acquisition costs. Commission expenses related to the insurance policies issued by our Heath XS Operating Unit and not retained by AHIC are recognized as of the effective date of the policy.

Agent Profit Sharing Commissions

We annually pay a profit sharing commission to our independent agency force based upon the results of the business produced by each agent.  We estimate and accrue this liability to commission expense in the year the business is produced.  Commission expense is classified as other operating expenses in the consolidated statement of operations.

Reinsurance

We are routinely involved in reinsurance transactions with other companies.  Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  (See Note 6.)

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2020.  Some of these leases include rent escalation provisions throughout the term of the lease.  We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as deferred rent which is classified in accounts payable and other accrued expenses on our consolidated balance sheets.

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
Years ended December 31, 2009, 2008, and 2007

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options.  (See Notes 10 and 12.)

Business Combinations

We account for business combinations using the purchase method of accounting pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification  (“ASC”) Topic 805, “Business Combinations”, (“FASB ASC 805”)  The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values.  The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “excess of cost over net assets acquired” or “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred for acquisitions in 2009 and after.  Prior to 2009, indirect and general expenses were capitalized..

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising the Heath XS Operating Unit for consideration of $15.0 million.  In connection with the acquisition of its membership interests in the subsidiaries comprising the Heath XS Operating Unit, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries comprising the Heath XS Operating Unit and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller or a change of control of Hallmark. If the Put/Call Option is exercised, we would have the right or obligation to purchase the remaining 20% membership interests in the Heath XS Operating Unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $2.2 million at December 31, 2009.

The fair value of the amortizable intangible assets acquired and respective amortization periods are as follows ($ in thousands):

Tradename	$757	15 years
Non-compete agreement	$526	6 years
Agency relationships	$6,385	15 years

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

In conjunction with the acquisition, cash and cash equivalents were used as follows (in thousands):

Fair value of tangible assets excluding cash and cash equivalents	$(3)
Fair value of intangible assets acquired, net of deferred taxes	15,381
Redeemable non-controlling interest assumed	(579)
Cash and cash equivalents used in acquisitions,
net of $201 thousand cash and cash equivalents acquired	$14,799

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

Intangible Assets

We account for our intangible assets according to FASB ASC Topic 350, “Intangibles - Goodwill and Other” (“FASB ASC  350”).  FASB ASC 350 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Pursuant to FASB ASC 350, we have identified the components of goodwill and assigned the carrying value of these components among our five operating units, as follows: AHIS Operating Unit - $2.1 million; TGA Operating Unit - $18.8 million; Aerospace Operating Unit - $9.7 million; Personal Lines Operating Unit - $2.8 million; and Heath XS Operating Unit - $7.7 million.  The determination of fair value was based on multiple valuation approaches including an income approach utilizing discounted cash flows and a market approach utilizing observable key ratios of peer companies.  The valuation methodologies utilized are subject to key judgments and assumptions.  Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.  Declines in estimated fair value could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

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

The market approach to determining fair value utilized observable key metrics of similar peer companies such as price to earnings ratios for current year earnings and forecasted 2010 earnings.  Additionally the direct capitalization of earnings method was utilized.

During 2009, 2008 and 2007, we completed the first step prescribed by FASB ASC 350 for testing for impairment and determined that there was no impairment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

We have obtained various amortizable intangible assets from several acquisitions since 2002.  The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2009	2008
Gross Carrying Amount:
Customer/agent relationships	$29,114	$29,114
Tradename	3,440	3,440
Management agreement	3,232	-
Non-compete & employment agreements	3,565	3,565
Total gross carrying amount	39,351	36,119

Accumulated Amortization:
Customer/agent relationships	(6,676)	(4,744)
Tradename	(782)	(553)
Management agreement	(471)	-
Non-compete & employment agreements	(2,549)	(1,853)
Total accumulated amortization	(10,478)	(7,150)

Total net carrying amount	$28,873	$28,969

We amortize these intangible assets straight line over their respective lives.  The estimated aggregate amortization expense for these assets for the next five years is as follows (in thousands):

2010	$3,665
2011	$3,057
2012	$3,057
2013	$2,585
2014	$2,220

The weighted average amortization period for all intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Management agreement	4
Non-compete agreements	5

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
Years ended December 31, 2009, 2008, and 2007

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

Notes Payable:  The carrying value of our bank credit facility of $2.8 million approximates the fair value based on the current interest rate.  Our trust preferred securities had a carried value of $56.7 million and $56.7 million and a fair value of $54.4 million and $38.2 million as of December 31, 2009 and 2008, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.5% and 11.0% as of December 31, 2009 and 2008, respectively, which are based on similar issues to discount future cash flows.

For accrued investment income, amounts recoverable from reinsurers, federal income tax payable and receivable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162 (the “Codification”).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards. All other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to U.S. GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which was codified in the FASB ASC Topic 820, “Fair Value Measurements and Disclosures (“FASB ASC  820”).  FASB ASC 820 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value.  In addition, FASB ASC 820 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value.  FASB ASC 820 does not require any new fair value measurements.  FASB ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of FASB ASC 820 had  no impact on our financial statements or results of operations but did require additional disclosures.  (See Note 4, “Fair Value.”)

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations”, which was codified into FASB ASC Topic 805, “Business Combinations”, (“FASB ASC 805”).  FASB ASC 805 provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. FASB ASC 805 also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. FASB ASC 805 applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of FASB ASC 805 did not have a material effect on our results of operations or liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, which was codified into FASB ASC Topic 810, “Non-controlling Interests” (“FASB ASC 810”).  FASB ASC 810 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  FASB ASC 810 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The adoption of FASB ASC 810 did not have a significant impact on our consolidated financial statements.

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

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into FASB ASC Topic 320, “Investment Securities” (“FASB ASC 320”), amending prior other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FASB ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320 are effective for interim periods ending after June 15, 2009.  We adopted FASB ASC 320 effective April 1, 2009 which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income (loss) of approximately $2.6 million before tax and $1.7 million net of tax.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has not yet been codified in the Codification.  SFAS 167 addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, including concerns over the transparency of enterprises’ involvement with variable interest entities.  SFAS 167 is effective for calendar year end companies beginning on January 1, 2010 with earlier application prohibited.  We do not expect adopting SFAS 167 to have a material impact on our consolidated financial statements.

In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, which was codified into FASB ASC Topic 350 and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets.  This guidance did not have any impact on our consolidated financial statements.

In December 2008, FASB issued FAS 132 (R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets”, which amends FASB Statement No. 132.  FAS 132 (R)-1 was codified into FASB ASC Topic 715 “Compensation-Retirement Benefits” (“FASB ASC Topic 715”).  FASB ASC Topic 715 addresses an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009 but did not impact our consolidated financial statements.  However, additional footnote disclosures to our annual financial statements were required.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to our current year presentation.  Such reclassification had no effect on net income or stockholders’ equity.

2.           Investments

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Major categories of net investment income are summarized as follows (in thousands):

	2009	2008	2007

U.S. Treasury securities and obligations of U.S. government	$169	$918	$3,392
Corporate debt securities	7,118	3,195	2,829
Municipal bonds	6,486	10,101	2,980
Assets backed	15	-	-
Equity securities-financial services	941	647	28
Equity securities- all other	420	327	272
Cash and cash equivalents	216	1,255	3,890
	15,365	16,443	13,391
Investment expenses	(418)	(394)	(211)
Net investment income	$14,947	$16,049	$13,180

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2009 or 2008.

Major categories of recognized gains (losses) on investments are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2009	2008	2007

U.S. Treasury securities and obligations of U.S. government	$-	$1,217	$103
Corporate debt securities	1,544	(3,032)	70
Municipal bonds	(41)	233	1
Equity securities-financial services	1,862	157	843
Equity securities- all other	205	(991)	2,045
Net realized gain (loss)	3,570	(2,416)	3,062
Other-than-temporary impairments	(538)	(8,845)	(476)
Gain (loss) on investments	$3,032	$(11,261)	$2,586

We realized gross gains on investments of $5.0 million, $3.3 million, and $4.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. We realized gross losses on investments of $1.4 million, $5.7 million and $1.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.  We recorded proceeds from the sale of investment securities of $111.6 million, $559.7 million and $274.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.  Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2009

U.S. Treasury securities and obligations of U.S. government	$6,830	$23	$(17)	$6,836
Corporate debt securities	94,560	7,190	(2,201)	99,549
Municipal bonds	185,036	2,543	(2,786)	184,793
Asset backed	682	17	(1)	698

Total debt securities	287,108	9,773	(5,005)	291,876

Financial services	17,156	5,008	(232)	21,932
All other	10,095	3,790	(16)	13,869

Total equity securities	27,251	8,798	(248)	35,801

Total debt and equity securities	$314,359	$18,571	$(5,253)	$327,677

As of December 31, 2008

U.S. Treasury securities and obligations of U.S. government	$3,996	$179	$-	$4,175
Corporate debt securities	67,157	395	(7,005)	60,547
Municipal bonds	211,083	631	(7,923)	203,791

Total debt securities	282,236	1,205	(14,928)	268,513

Financial services	24,761	332	(3,618)	21,475
All other	4,292	29	(793)	3,528

Total equity securities	29,053	361	(4,411)	25,003

Total debt and equity securities	$311,289	$1,566	$(19,339)	$293,516

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2009 and December 31, 2008 (in thousands):

	As of December 31, 2009

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government	$3,202	$(17)	$-	$-	$3,202	$(17)
Corporate debt securities	18,924	(166)	9,642	(2,035)	28,566	(2,201)
Municipal bonds	28,940	(1,524)	42,183	(1,262)	71,123	(2,786)
Asset backed	51	(1)	-	-	51	(1)
Total debt securities	51,117	(1,708)	51,825	(3,297)	102,942	(5,005)

Financial services	1,417	(232)	-	-	1,417	(232)
All other	658	(16)	-	-	658	(16)
Total equity securities	2,075	(248)	-	-	2,075	(248)

Total debt and equity securities	$53,192	$(1,956)	$51,825	$(3,297)	$105,017	$(5,253)

	As of December 31, 2008

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$34,314	$(5,175)	$9,786	$(1,830)	$44,100	$(7,005)
Municipal bonds	106,175	(7,258)	10,295	(665)	116,470	(7,923)
Total debt securities	140,489	(12,433)	20,081	(2,495)	160,570	(14,928)

Financial services	7,110	(3,618)	-	-	7,110	(3,618)
All other	1,822	(793)	-	-	1,822	(793)
Equity securities	8,932	(4,411)	-	-	8,932	(4,411)

Total debt and equity securities	$149,421	$(16,844)	$20,081	$(2,495)	$169,502	$(19,339)

At December 31, 2009, the gross unrealized losses more than twelve months old were attributable to 60 bond positions.  At December 31, 2008, the gross unrealized losses more than twelve months old were attributable to 15 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

Based on evidence gathered through our normal credit evaluation process, we presently expect that all debt securities held in our investment portfolio will be paid in accordance with their contractual terms.  Nonetheless, it is at least reasonably possible that the performance of certain issuers of these debt securities will be worse than currently expected resulting in future write-downs within our portfolio of debt securities.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

The amortized cost and estimated fair value of debt securities at December 31, 2009 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$35,138	$36,563
Due after one year through five years	132,759	138,179
Due after five years through ten years	46,910	46,335
Due after ten years	71,620	70,101
Asset backed	681	698
	$287,108	$291,876

Activity related to the credit component recognized in earnings on debt securities held by us for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2009 is as follows (in thousands):

Balance, January 1, 2009	$-

Credit componment of other-than-temporary impairment not reclassified to OCI in conjuction with the cumulative effect transition adjustment (1)	1,168

Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	-

Balance, December 31, 2009	$1,168

(1) As of April 1, 2009, the Company had securities with $3.7 million of other-than-temporary impairment previously recognized in earnings of which $1.1 million represented the credit component and $2.6 million represented the noncredit component which was reclassified back to accumulated other comprehensive income through a cumulative-effect adjustment.

Accumulated other comprehensive income includes $0.7 million, net of tax, of noncredit related impairments as of December 31, 2009.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $29.7 million at December 31, 2009 and a carrying value of $26.4 million at December 31, 2008.

3.           Fair Value:

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008 (in thousands).

	As of December 31, 2009

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. government	$-	$6,836	$-	$6,836
Corporate debt securities	-	99,549	-	99,549
Municipal bonds	-	159,521	25,272	184,793
Asset backed	-	698	-	698
Total debt securities	-	266,604	25,272	291,876

Financial services	21,932	-	-	21,932
All other	13,869	-	-	13,869
Total equity securities	35,801	-	-	35,801

Total debt and equity securities	$35,801	$266,604	$25,272	$327,677

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

	As of December 31, 2008

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. government	$-	$4,175	$-	$4,175
Corporate debt securities	-	60,546	-	60,546
Municipal bonds	-	157,688	46,104	203,792
Asset backed	-	-	-	-
Total debt securities	-	222,409	46,104	268,513

Financial services	21,474	-	-	21,474
All other	3,529	-	-	3,529
Total equity securities	25,003	-	-	25,003

Total debt and equity securities	$25,003	$222,409	$46,104	$293,516

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009 and 2008 (in thousands).

Beginning balance as of January 1, 2009	$46,104

Net purchases, issuances, sales and settlements	(20,525)
Total realized/unrealized gains included in net income	-
Net gains or (losses) included in other comprehensive income	(307)
Transfers in and/or out of Level 3	-

Ending balance as of December 31, 2009	$25,272

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Beginning balance as of January 1, 2008	$4,000

Net purchases, issuances, sales and settlements	43,200
Total realized/unrealized gains included in net income	-
Net gains or (losses) included in other comprehensive income	(1,096)
Transfers in and/or out of Level 3	-

Ending balance as of December 31, 2008	$46,104

4.     Other Assets:

The following table details our other assets as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Profit sharing commission receivable	$9,561	$12,445
Accrued investment income	3,611	2,954
Debt issuance costs	1,362	1,414
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	2,140	1,654
Other assets	403	413
	$18,779	$20,582

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

5.     Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE (in thousands) is summarized as follows:

	2009	2008	2007

Balance at January 1	$156,363	$125,338	$77,564
Less reinsurance recoverable	6,338	4,489	4,763
Net Balance at January 1	150,025	120,849	72,801

Incurred related to:
Current year	151,999	146,059	139,332
Prior years	1,620	(1,815)	(6,414)
Total incurred	153,619	144,244	132,918

Paid related to:
Current year	62,584	64,610	54,809
Prior years	64,810	50,458	30,061
Total paid	127,394	115,068	84,870

Net Balance at December 31	176,250	150,025	120,849
Plus reinsurance recoverable	8,412	6,338	4,489
Balance at December 31	$184,662	$156,363	$125,338

The $1.6 million unfavorable development and $1.8 million and $6.4 million favorable development in prior accident years recognized in 2009, 2008 and 2007, respectively, represent normal changes in our loss reserve estimates. In 2009, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2008 and 2007 the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The $1.6 million increase in reserves for unpaid losses and LAE recognized in 2009 was attributable to $2.0 million unfavorable development on claims incurred in the 2008 accident year, $0.7 million favorable development on claims incurred in the 2007 accident year and $0.3 million unfavorable development on claims incurred in the 2006 and prior accident years.  Our TGA Operating Unit and Aerospace Operating Unit accounted for $4.1 million and $0.3 million of the increase in reserves recognized during 2009, partially offset by a $1.8 million and $1.0 million decrease in reserves for our AHIS Operating Unit and Personal Lines Operating Unit.  The increase in reserves for our TGA Operating Unit is driven by the development on a small number of commercial auto liability claims in which later reporting of medical information resulted in TGA increasing case reserves on claims with similar fact patterns. The decrease in reserves for our AHIS Operating Unit was primarily the result of favorable claims development in the 2006-2008 accident years with respect to general liability, partially offset by a commercial package liability claim in accident year 2005. The decrease in reserves for our Personal Lines Operating Unit was primarily the result of favorable claims development in accident years 2007 and 2008 as well as a loss recovery from the 2002 accident year.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

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

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years:

	2009	2008	2007
Premium Written :
Direct	$214,074	$152,156	$157,202
Assumed	73,484	91,693	92,270
Ceded	(25,818)	(8,922)	(10,661)
	$261,740	$234,927	$238,811

Premium Earned:
Direct	$185,727	$155,616	$151,276
Assumed	83,747	89,040	86,804
Ceded	(18,402)	(8,336)	(12,109)
	$251,072	$236,320	$225,971

Reinsurance recoveries	$8,975	$11,994	$3,862

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

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

o
Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our Aerospace Operating Unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $350,000 of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $3.3 million of each combined aircraft hull and liability loss and for the next $650,000 of each airport liability loss; and

o	Other risks with liability limits greater than $1.0 million are placed in a quota share treaty where we retain 20% of incurred losses.

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
Years ended December 31, 2009, 2008, and 2007

7.	Notes Payable:

On June 21, 2005, an unconsolidated trust subsidiary completed a private placement of $30.0 million of 30-year floating rate trust preferred securities.  Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $30.0 million to one of our insurance company subsidiaries in order to increase policyholder surplus.  The note bears an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three month LIBOR rate plus 3.25 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.  As of December 31, 2009 and 2008, the note balance was $30.9 million.

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our TGA Operating Unit.  As of December 31, 2009 and 2008, the balance on the revolving note was $2.8 million and $4.2 million, respectively, which currently bears interest at 2.15% per annum.  (See Note 8.)

On August 23, 2007, an unconsolidated trust subsidiary completed a private placement of $25.0 million of 30-year floating trust preferred securities.  Simultaneously, we borrowed $25.8 million from the trust subsidiary for working capital and general corporate purposes. The note bears an initial interest rate at 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Under the terms of the note, we pay interest only each quarter and the principal of the note at maturity.  As of December 31, 2009 and 2008 the note balance was $25.8 million.

8.	Credit Facilities:

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20 million revolving credit facility with a $5 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25 million and establish a new $5 million revolving credit sub-facility for the premium finance operations of PAAC.  This $5 million credit sub-facility replaced PAAC’s $5 million revolving credit facility with JP Morgan Chase Bank which terminated June 30, 2007. The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  The credit agreement was again amended January 21, 2010 in order to extend certain expiration, maturity, and termination dates for a period of 120 days. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guaranties of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants which, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2009, we were in compliance with all of our covenants.  As of December 31, 2009 we had $2.8 million outstanding under this facility.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

•
Specialty Commercial Segment.  The Specialty Commercial Segment primarily includes the excess and surplus lines commercial property/casualty insurance products and services handled by our TGA Operating Unit, the general aviation insurance products and services handled by our Aerospace Operating Unit and the commercial umbrella and excess liability risks handled by our Heath XS Operating Unit.  The Specialty Commercial Segment also includes a relatively small amount of non-strategic legacy personal lines insurance products handled by our TGA Operating Unit.  Our TGA Operating Unit is comprised of our TGA, PAAC and TGARSI subsidiaries.  Our Aerospace Operating Unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Heath XS Operating Unit is comprised of HXS and HDS which were both acquired August 29, 2008.

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

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment, retains a portion of risks on the personal policies marketed within the Personal Lines Operating Unit and assumes a portion of the risks on the commercial and aviation property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Lines Operating Unit and on the aviation property/casualty products marketed within the Specialty Commercial Segment.

•
Hallmark County Mutual Insurance Company control and management was acquired effective June 5, 2009 through the acquisition of all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  HCM does not retain any business.

AHIC, HIC, and HSIC have entered into a pooling arrangement pursuant to which AHIC retains 46.0% of the total net premiums written, HIC retains 34.1% of our total net premiums written and HSIC retains 19.9% of our total net premiums written.  HCM is not a party to the intercompany pooling arrangement. This pooling arrangement had no impact on our consolidated financial statements under GAAP.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The following is additional business segment information for the twelve months ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Revenues
Standard Commercial Segment	$76,496	$84,075	$86,512
Speciality Commercial Segment	131,504	127,882	126,550
Personal Segment	73,785	64,475	58,268
Corporate	5,254	(7,742)	3,836
Consolidated	$287,039	$268,690	$275,166

Depreciation and Amortization Expense
Standard Commercial Segment	$87	$173	$215
Speciality Commercial Segment	3,075	2,718	2,608
Personal Segment	494	255	222
Corporate	449	73	74
Consolidated	$4,105	$3,219	$3,119

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	30	96	151
Personal Segment	-	-	1
Corporate	4,572	4,649	3,762
Consolidated	$4,602	$4,745	$3,914

Tax Expense
Standard Commercial Segment	$1,905	$1,763	$3,341
Speciality Commercial Segment	5,151	5,116	8,530
Personal Segment	2,482	1,993	1,956
Corporate	(908)	(697)	79
Consolidated	$8,630	$8,175	$13,906

Pre-tax Income, net of non-controlling interest
Standard Commercial Segment	$9,266	$9,683	$12,415
Speciality Commercial Segment	20,883	21,328	28,338
Personal Segment	11,000	8,989	7,523
Corporate	(7,944)	(18,926)	(6,507)
Consolidated	$33,205	$21,074	$41,769

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

9.	Segment Information, continued

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2009	2008
Assets
Standard Commercial Segment	$136,745	$146,415
Specialty Commercial Segment	280,970	230,130
Personal Segment	109,844	84,456
Corporate	101,310	77,397
Consolidated	$628,869	$538,398

10.	Earnings Per Share:

We have adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”), which was codified into FASB ASC Topic 260, “Earnings Per Share”, requiring presentation of both basic and diluted earnings per share.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations (in thousands, except per share amounts) is presented below:

	2009	2008	2007
Numerator for both basic and diluted earnings per share:
Net income attributable to Hallmark Financial Services, Inc.	$24,575	$12,899	$27,863

Denominator, basic shares	20,620	20,803	20,768
Effect of dilutive securities:
Stock options	13	74	-
Denominator, diluted shares	20,633	20,877	20,768

Basic earnings per share:	$1.19	$0.62	$1.34

Diluted earnings per share:	$1.19	$0.62	$1.34

For the years ended December 31, 2009 and 2008 we had 899,166 shares of common stock potentially issuable upon exercise of employee stock options that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  There were no shares of common stock potentially issuable upon exercise of employee stock options that were excluded from the weighted average number of shares outstanding on a diluted basis for the year ended December 31, 2007.

11.	Regulatory Capital Restrictions:

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders surplus or prior year's statutory net income, without prior written approval from the Oklahoma Insurance Department. During 2010, the aggregate ordinary dividend capacity of these subsidiaries is $19.4 million, of which $15.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the year ended December 31, 2009 or 2008.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies.  Applicable regulations require approval of management fees, expense sharing contracts and similar transactions.  American Hallmark General Agency, Inc. paid $5.6 million, $4.5 million and $1.9 million in management fees to Hallmark during 2009, 2008 and 2007, respectively.  HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2009, 2008 and 2007.  AHIC paid $4.5 million and $3.3 million in management fees to American Hallmark General Agency, Inc. during 2009 and 2008, respectively.  AHIC did not pay any management fees during 2007.  HSIC paid $60,000 in management fees to TGA Insurance Managers during each of 2009, 2008, and 2007.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities.  The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2009, our insurance company subsidiaries reported statutory capital and surplus of $174.9 million, substantially greater than the minimum requirements for each state.   For the year ended December 31, 2009, our insurance company subsidiaries reported statutory net income of $22.1 million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula.  The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action.  As of December 31, 2009, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

As of December 31, 2009, there were incentive stock options to purchase 1,262,499 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding under the 2005 LTIP, leaving 417,501 shares reserved for future issuance.  As of December 31, 2009, there were incentive stock options to purchase 2,500 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  In addition, as of December 31, 2009, there were outstanding non-qualified stock options to purchase 8,333 shares of our common stock granted to certain non-employee directors outside the 1994 Director Plan in lieu of fees for service on our board of directors in 1999.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant.  Incentive stock options granted under the 2005 LTIP prior to 2009 and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  There was one grant of 200,000 non-qualified stock options in 2009 under the 2005 LTIP that vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant.  The options granted to non-employee directors outside the 1994 Director Plan fully vested six months after the date of grant and terminate ten years from the date of grant.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

A summary of the status of our stock options as of and changes during the year ended December 31, 2009 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2009	1,052,298	$11.12
Granted	595,000	$6.62
Exercised	(31,049)	$3.66
Forfeited or expired	(2,083)	$2.63
Outstanding at December 31, 2009	1,614,166	$9.62	7.9	$1,013
Exercisable at December 31, 2009	474,500	$9.91	6.8	$291

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2009	2008	2007

Intrinsic value of options exercised	$113	$415	$-

Cost of share-based payments (non-cash)	$1,334	$1,368	$527

Income tax benefit of share-based payments recognized in income	$78	$30	$53

As of December 31, 2009 there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $1.1 million is expected to be recognized in 2010, $0.7 million is expected to be recognized in 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of similar companies’ common stock for a period equal to the expected term.  The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected term of the grant.  Expected term is determined base on the simplified method as the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.

	2009	2008	2007

Grant date fair value per share	$3.00	$4.74	$4.04

Expected term (in years)	6.8	6.4	6.4
Expected volatility	40.0%	35.0%	19.4%
Risk free interest rate	2.7%	3.4%	4.5%

13.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service.  This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination.  All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2009, 2008 and 2007 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Assumptions (end of period):
Discount rate used in determining benefit obligation	6.00%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(11,301)	$(12,159)	$(12,053)

Projected benefit obligation	$(11,301)	$(12,159)	$(12,053)
Fair value of plan assets	8,673	7,850	10,384
Funded status	$(2,628)	$(4,309)	$(1,669)

Net actuarial loss	(2,805)	(5,132)	(1,752)
Accumulated other comprehensive loss	(2,805)	(5,132)	(1,752)
Prepaid/(accrued) pension cost	177	823	83
Net amount recognized as of December 31	$(2,628)	$(4,309)	$(1,669)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,159	$12,053	$12,994
Interest cost	643	667	720
Actuarial liability (gain)/loss	(631)	327	(749)
Benefits paid	(870)	(888)	(912)
Benefit obligation as of end of period	$11,301	$12,159	$12,053

Change in plan assets:
Fair value of plan assets as of beginning of period	$7,850	$10,384	$9,868
Actual return on plan assets (net of expenses)	1,693	(2,448)	1,073
Employer contributions	-	802	355
Benefits paid	(870)	(888)	(912)
Fair value of plan assets as of end of period	$8,673	$7,850	$10,384

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	643	667	720
Expected return on plan assets	(485)	(670)	(642)
Recognized actuarial loss	489	64	199
Net periodic pension cost	$647	$61	$277

Discount rate	5.50%	5.75%	5.75%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

Estimated future benefit payments by fiscal year (in thousands):

2010	$913
2011	$917
2012	$926
2013	$921
2014	$909
2015-2019	$4,360

As of December 31, 2009, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, bonds and notes of $2.8 million and equity securities of $5.6 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of the 6.5% long-term rate of return on assets assumption.  To develop the discount rate used in determining the benefit obligation we used the Citigroup Pension Liability Index at the measurement date to match the timing and amounts of projected future benefits.

We estimate contributing $0.4 million to the defined benefit cash balance plan during 2010.  We expect our 2010 periodic pension cost to be $0.3 million, the components of which are interest cost of $0.6 million, expected return on plan assets of ($0.5) million and amortization of actuarial loss of $0.2 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2009 and 2008.

	12/31/09	12/31/08
Asset Category:
Fixed income securities	32%	36%
Equity securities	65%	62%
Other	3%	2%
Total	100%	100%

We determine the fair value of our plan assets based on the fair value hierarchy established in FASB ASC 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

The following table presents for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2009 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$2,794	$-	$2,794
Equity securities	$5,625	$-	$-	5,625
Cash and equivalents	254	-	-	254
Total	$5,879	$2,794	$-	$8,673

We sponsor two defined contribution plans.  Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year.  We contributed $0.2 million, $0.2 million and $0.2 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

14.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects (in thousands) as of December 31, 2009 and 2008, are as follows:

	2009	2008
Deferred tax liabilities:
Deferred policy acquisition costs	$(7,277)	$(6,833)
Net unrealized holding gain on investments	(4,661)	-
Agency relationship	(123)	(132)
Intangible assets	(6,811)	(7,442)
Fixed assets	(344)	(210)
Other	(477)	(155)
Total deferred tax liabilities	$(19,693)	$(14,772)
Deferred tax assets:
Unearned premiums	$7,846	$7,100
Deferred ceding commissions	22	653
Amortization of non-compete agreements	655	714
Pension liability	982	1,796
Net operating loss carry-forward	990	1,104
Net unrealized holding losses on investments	-	6,221
Unpaid loss and loss adjustment expense	5,149	4,052
Goodwill	511	720
Rent reserve	22	33
Investment impairments	2,416	3,227
Capital loss	9	290
Other	149	71
Total deferred tax assets	$18,751	$25,981

Net deferred tax asset before valuation allowance	$(942)	$11,209
Valuation allowance	-	4,513
Net deferred tax asset (liability)	$(942)	$6,696

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented below:

	2009	2008	2007

Continuing operations	$(1,213)	$2,969	$(203)
Changes in other comprehensive income	(3,300)	1,544	-
	$(4,513)	$4,513	$(203)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

14.	Income Taxes, continued:

A reconciliation of the income tax provisions (in thousands) based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, is as follows:

	2009	2008	2007
Computed expected income tax expense at statutory regulatory tax rate	$11,640	$7,394	$14,619
Meals and entertainment	14	18	23
Tax exempt interest	(2,157)	(2,883)	(813)
Dividends received deduction	(253)	(147)	(43)
State taxes (net of federal benefit)	159	269	194
Valuation allowance	(1,213)	2,969	(203)
Other	440	555	129
Income tax expense	$8,630	$8,175	$13,906

Current income tax expense	$10,165	$9,087	$15,387
Deferred tax benefit	(1,535)	(912)	(1,481)
Income tax expense	$8,630	$8,175	$13,906

We have available, for federal income tax purposes, unused net operating loss of approximately $2.8 million at December 31, 2009.  The losses were acquired as part of the HIC acquisition and may be used to offset future taxable income.  Utilization of the losses is limited under Internal Revenue Code Section 382.  The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses.  The net operating losses (in thousands) will expire, if unused, as follows:

Year
2021	$1,950
2022	878
$2,828

We are no longer subject to U.S. federal, state, local or non – U.S. income tax examinations by tax authorities for years prior to 2005.

15.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2016.  Certain of these leases contain renewal options.  Rental expense amounted to $1.8 million, $2.1 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments (in thousands) under non-cancelable operating leases as of December 31, 2009 are as follows:

Year

2010	$1,194
2011	637
2012	330
2013	280
2014	251
2015 and thereafter	262

Total minimum lease payments	$2,954

From time to time, assessments are levied on us by the guaranty association of the State of Texas.  Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers.  Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense.  There were no assessments during 2009, 2008 or 2007.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management.  The various legal proceedings to which we are a party are routine in nature and incidental to our business.

16.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.  We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2009.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk.  Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.  In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically.  Most of our reinsurance recoverable balance as of December 31, 2009 are with reinsurers that have an A.M. Best rating of “A-“ or better.

17.	Unaudited Selected Quarterly Financial Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2009 and 2008:

	2009				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$70,910	$70,744	$71,903	$73,482	$71,521	$71,984	$64,989	$60,196
Total expense	62,465	63,941	66,070	61,306	60,727	61,396	64,828	60,615
Income (loss) before tax	8,445	6,803	5,833	12,176	10,794	10,588	161	(419)
Income tax expense (benefit)	1,662	2,519	1,585	2,864	3,529	3,178	(485)	1,953
Net income (loss)	6,783	4,284	4,248	9,312	7,265	7,410	646	(2,372)
Net income (loss) attributable to non-controlling interest	(7)	9	34	16	-	-	15	35
Net income (loss) attributable to Hallmark Financial Services, Inc.	$6,790	$4,275	$4,214	$9,296	$7,265	$7,410	$631	$(2,407)

Basic earnings (loss) per share:	$0.33	$0.20	$0.20	$0.46	$0.35	$0.36	$0.03	$(0.12)
Diluted earnings (loss) per share:	$0.33	$0.20	$0.20	$0.46	$0.35	$0.35	$0.03	$(0.12)

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
BALANCE SHEETS
December 31, 2009 and 2008
(In thousands)

	2009	2008
ASSETS
Equity securities, available-for-sale, at fair value	$944	$2,014
Cash and cash equivalents	9,646	7,337
Accounts receivable	-	640
Investment in subsidiaries	287,566	232,391
Deferred federal income taxes	154	261
Other assets	3,590	4,396

	$301,900	$247,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$59,502	$59,820
Current federal income tax payable	8,555	3,417
Accounts payable and other accrued expenses	7,326	4,390

	75,383	67,627

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares;
issued 20,872,831 shares in 2009 and 20,841,782 shares in 2008	3,757	3,751
Capital in excess of par value	121,016	119,928
Retained earnings	98,482	72,242
Accumulated other comprehensive income (loss)	8,589	(16,432)
Treasury stock, (757,828 shares in 2009 and 7,828 in 2008), at cost	(5,327)	(77)

Total stockholders’ equity	226,517	179,412

Total liabilities and stockholders’ equity	$301,900	$247,039

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Investment income (loss), net of expenses	$(166)	$127	$457
Realized gain (loss)	313	(1,056)	508
Management fee income	7,127	6,044	7,205

	7,274	5,115	8,170

Losses and loss adjustment expenses	-	(1)	(15)
Other operating costs and expenses	8,190	6,537	6,596
Interest expense	4,572	4,649	3,762
Amortization of intangible asset	379	-	-

	13,141	11,185	10,343

Loss before equity in undistributed earnings of subsidiaries and income tax expense	(5,867)	(6,070)	(2,173)

Income tax benefit	(1,609)	(1,567)	(653)

Loss before equity in undistributed earnings of subsidiaries	(4,258)	(4,503)	(1,520)
Equity in undistributed share of earnings in subsidiaries	28,833	17,402	29,383

Net income	$24,575	$12,899	$27,863

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)
HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$24,575	$12,899	$27,863

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	448	74	486
Deferred income tax expense (benefit)	112	(17)	170
Change in unpaid losses and loss adjustment expenses	-	(1)	(15)
Undistributed share of earnings of subsidiaries	(28,833)	(17,402)	(29,383)
Realized gain (loss)	(313)	1,056	(508)
Change in accounts receivable	-	-	184
Change in current federal income tax payable	5,138	2,693	2,644
Change in all other liabilities	2,557	193	(5,475)
Change in all other assets	2,406	381	209

Net cash provided by (used in) operating activities	6,090	(124)	(3,825)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(60)	(50)
Acquisition of subsidiaries	-	(15,000)	-
Change in restricted cash	-	10,644	10,218
Purchase of fixed maturity and equity securities	(10,957)	(84,870)	(60,580)
Maturities and redemptions of investment securities	12,651	91,985	55,453

Net cash provided by investing activities	1,672	2,699	5,041

Cash flows from financing activities:
Proceeds from exercise of employee stock options	115	219	-
Proceeds from borrowings	-	-	25,774
Debt issuance costs	-	-	(674)
Purchase of treasury shares	(5,250)	-	-
Repayment of borrowings	(318)	(9,683)	(15,000)
Net cash (used in) provided by financing activities	(5,453)	(9,464)	10,100

Increase (Decrease) in cash and cash equivalents	2,309	(6,889)	11,316
Cash and cash equivalents at beginning of year	7,337	14,226	2,910
Cash and cash equivalents at end of year	$9,646	$7,337	$14,226

Supplemental cash flow information:
Interest paid	$(4,612)	$(4,662)	$(3,250)

Income taxes recovered	$6,860	$4,242	$2,957

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule III - Supplementary Insurance Information
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other				Amortization
	Deferred	Claims and		Policy			Benefits,	of Deferred
	Policy	Loss		Claims		Net	Claims, Losses	Policy	Other	Net
	Acquisition	Adjustment	Unearned	and Benefits	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2009
Personal Segment	$3,760	$24,808	$17,001	$-	$67,512	$1,809	$43,794	$15,027	$19,915	$71,708
Standard Commercial Segment	6,532	79,429	35,098	-	71,290	5,009	44,372	14,456	22,196	68,082
Specialty Commercial Segment	10,500	80,425	72,990	-	112,270	5,907	65,453	22,848	43,143	121,950
Corporate	-	-	-	-	-	2,222	-	-	8,246	-

Consolidated	$20,792	$184,662	$125,089	$-	$251,072	$14,947	$153,619	$52,331	$93,500	$261,740

2008
Personal Segment	$2,826	$22,621	$12,806	$-	$59,019	$1,699	$39,042	$12,711	$16,836	$60,834
Standard Commercial Segment	7,169	77,407	38,257	-	79,795	5,599	49,270	22,917	24,244	75,361
Specialty Commercial Segment	9,529	56,335	51,129	-	97,506	5,232	55,933	19,520	48,247	98,732
Corporate	-	-	-	-	-	3,519	(1)	-	6,537	-

Consolidated	$19,524	$156,363	$102,192	$-	$236,320	$16,049	$144,244	$55,148	$95,864	$234,927

2007
Personal Segment	$2,436	$19,939	$10,991	$-	$53,505	$1,717	$35,969	$11,459	$15,291	$55,916
Standard Commercial Segment	8,019	81,417	42,664	-	83,755	5,304	48,480	23,006	25,869	84,595
Specialty Commercial Segment	9,302	23,981	49,343	-	88,711	4,911	48,484	20,642	49,128	98,300
Corporate	-	1	-	-	-	1,248	(15)	-	6,596	-

Consolidated	$19,757	$125,338	$102,998	$-	$225,971	$13,180	$132,918	$55,107	$96,884	$238,811
See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule IV - Reinsurance
(In thousands)

Column A	Column B		Column C	Column D	Column E		Column F
Percentage
			Ceded to	Assumed			of Amount
	Gross		Other	From Other	Net		Assumed to
	Amount		Companies	Companies	Amount		Net
Year Ended December 31, 2009
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		185,727	18,402	83,747		251,072	33.4%
Title Insurance		-	-	-		-

Total premiums		$185,727	$18,402	$83,747		$251,072	33.4%

Year Ended December 31, 2008
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		155,616	8,336	89,040		236,320	37.7%
Title Insurance		-	-	-		-

Total premiums		$155,616	$8,336	$89,040		$236,320	37.7%

Year Ended December 31, 2007
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		151,276	12,109	86,804		225,971	38.4%
Title Insurance		-	-	-		-

Total premiums		$151,276	$12,109	$86,804		$225,971	38.4%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves					Claims and Claim
		for Unpaid	Discount				Adjustment		Amortization	Paid
	Deferred	Claims and	if any,				Expenses Incurred Related to		of Deferred	Claims and
Affiliation	Policy	Claim	Deducted			Net	(1)	(2)	Policy	Claims
With	Acquisition	Adjustment	In	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

(a) Consolidated property-casualty Entities

2009	$20,792	$184,662	$-	$125,089	$251,072	$14,947	$151,999	$1,620	$52,331	$127,394	$261,740

2008	$19,524	$156,363	$-	$102,192	$236,320	$16,049	$146,059	$(1,815)	$55,148	$115,068	$234,927

2007	$19,757	$125,338	$-	$102,998	$225,971	$13,180	$139,332	$(6,414)	$55,107	$84,870	$238,811

See accompanying report of independent registered public accounting firm.