Form 10-Q
period 2010-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2010-05-13
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,123,336 shares outstanding as of May 13, 2010.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share amounts)

	March 31	December 31
	2010	2009
	(unaudited)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost; $305,355 in 2010 and $287,108 in 2009)	$310,474	$291,876
Equity securities, available-for-sale, at fair value (cost; $24,367 in 2010 and $27,251 in 2009)	36,343	35,801

Total investments	346,817	327,677

Cash and cash equivalents	110,556	112,270
Restricted cash and cash equivalents	7,505	5,458
Premiums receivable	53,439	46,635
Accounts receivable	3,308	3,377
Receivable for securities	2,704	-
Prepaid reinsurance premiums	14,296	12,997
Reinsurance recoverable	10,999	10,008
Deferred policy acquisition costs	22,198	20,792
Goodwill	41,080	41,080
Intangible assets, net	27,956	28,873
Prepaid expenses	1,524	923
Other assets	13,241	18,779

Total assets	$655,623	$628,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable	$2,800	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	196,546	184,662
Unearned premiums	132,167	125,089
Unearned revenue	180	191
Reinsurance balances payable	713	3,281
Accrued agent profit sharing	612	1,790
Accrued ceding commission payable	4,233	8,600
Pension liability	2,655	2,628
Deferred federal income taxes, net	2,368	942
Federal income tax payable	2,588	1,266
Payable for securities	7,001	19
Accounts payable and other accrued expenses	10,459	13,258

Total liabilities	419,024	401,228

Commitments and Contingencies (Note 17)

Redeemable non-controlling interest	1,063	1,124

Stockholders' equity:
Common stock, $0.18 par value (authorized 33,333,333 shares in 2010 and 2009; issued 20,872,831 in 2010 and 2009)	3,757	3,757
Additional paid-in capital	121,196	121,016
Retained earnings	104,768	98,482
Accumulated other comprehensive income	11,083	8,589
Treasury stock, at cost (749,495 shares in 2010 and 757,828 in 2009)	(5,268)	(5,327)

Total stockholders' equity	235,536	226,517

	$655,623	$628,869

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31
	2010	2009

Gross premiums written	$81,859	$71,479
Ceded premiums written	(9,064)	(2,232)
Net premiums written	72,795	69,247
Change in unearned premiums	(5,780)	(9,817)
Net premiums earned	67,015	59,430

Investment income, net of expenses	3,201	4,269
Net realized gains (losses)	3,803	(348)
Finance charges	1,643	1,350
Commission and fees	151	6,189
Processing and service fees	3	15
Other income	7	5

Total revenues	75,823	70,910

Losses and loss adjustment expenses	43,098	36,842
Other operating expenses	21,482	23,750
Interest expense	1,146	1,159
Amortization of intangible assets	916	714

Total expenses	66,642	62,465

Income before tax	9,181	8,445
Income tax expense	2,890	1,662
Net income	6,291	6,783
Less: Net income (loss) attributable to non-controlling interest	5	(7)

Net income attributable to Hallmark Financial Services, Inc.	$6,286	$6,790

Net income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.31	$0.33
Diluted	$0.31	$0.33

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2010	2009

Common Stock
Balance, beginning of period	$3,757	$3,751
Issuance of common stock upon option exercises	-	6
Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	121,016	119,928
Accretion of redeemable noncontrolling interest	(78)	(94)
Equity based compensation	298	262
Exercise of stock options	(40)	104

Balance, end of period	121,196	120,200

Retained Earnings
Balance, beginning of period	98,482	72,242
Net income attributable to Hallmark Financial Services, Inc.	6,286	6,790

Balance, end of period	104,768	79,032

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	8,589	(16,432)
Additional minimum pension liability, net of tax	36	80
Net unrealized holding gains arising during period	6,261	8,713
Reclassification adjustment for losses included in net income	(3,803)	(4,718)

Balance, end of period	11,083	(12,357)

Treasury Stock
Balance, beginning of period	(5,327)	(77)
Issuance of treasury stock upon option exercises	59	-
Balance, end of period	(5,268)	(77)

Total Stockholders' Equity	$235,536	$190,555

Net income	$6,291	$6,783
Additional minimum pension liablilty, net of tax	36	80
Net unrealized holding gains arising during period	6,261	8,713
Reclassification adjustment for losses included in net income	(3,803)	(4,718)
Comprehensive income	8,785	10,858
Less: Comprehensive income (loss) attributable to non-controlling interest	5	(7)
Comprehensive income attributable to
Hallmark Financial Services, Inc.	$8,780	$10,865

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31
	2010	2009
Cash flows from operating activities:
Net income	$6,291	$6,783

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,155	928
Deferred federal income taxes	89	(1,103)
Realized (gains) losses on investments	(3,803)	348
Change in prepaid reinsurance premiums	(1,299)	(322)
Change in premiums receivable	(6,804)	(4,900)
Change in accounts receivable	2,724	594
Change in deferred policy acquisition costs	(1,406)	(1,478)
Change in reserves for unpaid losses and loss adjustment expenses	11,884	8,476
Change in unearned premiums	7,078	9,991
Change in unearned revenue	(11)	(867)
Change in accrued agent profit sharing	(1,178)	(1,400)
Change in reinsurance recoverable	(991)	740
Change in reinsurance payable	(2,568)	-
Change in current federal income tax recoverable/payable	1,322	2,345
Change in accrued ceding commission payable	(4,367)	(13)
Change in all other liabilities	(2,772)	(9,081)
Change in all other assets	6,666	(2,190)
Net cash provided by operating activities	12,010	8,851

Cash flows from investing activities:
Purchases of property and equipment	(268)	(428)
Net transfers (into)/from restricted cash and cash equivalents	(2,047)	2,833
Purchases of investment securities	(51,965)	(22,014)
Maturities, sales and redemptions of investment securities	40,681	12,443
Payment for acquisition of subsidiaries	-	(3,343)
Net cash used in investing activities	(13,599)	(10,509)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	19	110
Net repayments of notes payable	-	(1,269)
Distribution to non-controlling interest	(144)	-
Net cash used in financing activities	(125)	(1,159)

Decrease in cash and cash equivalents	(1,714)	(2,817)
Cash and cash equivalents at beginning of period	112,270	59,134
Cash and cash equivalents at end of period	$110,556	$56,317

Supplemental cash flow information:
Interest paid	$1,151	$1,186
Taxes paid	$1,479	$419
Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals settled after the balance sheet date	$(2,655)	$(33)
Change in payable for securities related to investment purchases settled after the balance sheet date	$6,982	$(3,511)

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

We pursue our business activities through subsidiaries whose operations are organized into five business units, which are supported by our four insurance company subsidiaries.  Our Standard Commercial business unit (formerly known as our AHIS Operating Unit) handles commercial insurance products and services in the standard market.  Our E&S Commercial business unit (formerly known as our TGA Operating Unit) handles primarily commercial insurance products and services in the excess and surplus lines market.  Our General Aviation business unit (formerly known as our Aerospace Operating Unit) handles general aviation insurance products and services.  Our Excess & Umbrella business unit (formerly known as our Heath XS Operating Unit) offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage. Our Personal Lines business unit (formerly known as our Personal Lines Operating Unit) handles personal insurance products and services.  Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”) and Hallmark County Mutual Insurance Company (“HCM”).

These five business units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment presently consists solely of the Standard Commercial business unit and the Personal Segment presently consists solely of the Personal Lines business unit.  The Specialty Commercial Segment includes the E&S Commercial, General Aviation and Excess & Umbrella business units.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2010 and 2009 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

  Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period.  Refer to “Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2009 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Investment Securities:  Fair values for debt securities and equity securities are obtained from an independent pricing service or based on quoted market prices. (See Note 4, “Fair Values” and Note 5, “Investments.”)

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

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $56.7 million and a fair value of $55.6 million as of March 31, 2010.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows.

For accrued investment income, amounts recoverable from reinsurers, federal income tax payable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Variable Interest Entities

On June 21, 2005, we formed Hallmark Statutory Trust I (“Trust I”), an unconsolidated trust subsidiary, for the sole purpose of issuing $30.0 million in trust preferred securities.  Trust I used the proceeds from the sale of these securities and our initial capital contribution to purchase $30.9 million of subordinated debt securities from Hallmark.  The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I.

On August 23, 2007, we formed Hallmark Statutory Trust II (“Trust II”), an unconsolidated trust subsidiary, for the sole purpose of issuing $25.0 million in trust preferred securities.  Trust II used the proceeds from the sale of these securities and our initial capital contribution to purchase $25.8 million of subordinated debt securities from Hallmark.  The debt securities are the sole assets of Trust II, and the payments under the debt securities are the sole revenues of Trust II.

In 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting standards regarding consolidation of variable interest entities, which was effective for us on January 1, 2010.  Accordingly, we reevaluated our investments in Trust I and II (collectively the “Trusts”) and determined that, while the Trusts continue to be variable interest entities, we are not the primary beneficiary.  Therefore, the Trusts are not included in our consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards. All other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards but did not impact our financial position or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which was codified into FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC  820”).  ASC 820 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value.  In addition, ASC 820 incorporates and clarifies the guidance in FASB Concepts Statement 7 regarding the use of present value techniques in measuring fair value.  ASC 820 does not require any new fair value measurements.   ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In January 2010, the FASB updated ASC 820 requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs.  This update was effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The adoption of ASC 820 had no impact on our financial position or results of operations but did require additional disclosures.  (See Note 4, “Fair Value.”)

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” which was codified into FASB ASC Topic 825, “Financial Instruments” (“ASC 825”).   ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings.  The election is made on specified election dates, can be made on an instrument–by–instrument basis, and is irrevocable.  ASC 825 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of ASC 825 had no impact on our financial position or results of operations as we did not elect to apply ASC 825 to any eligible items.

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, “Business Combinations,” which was codified into FASB ASC Topic 805, “Business Combinations” (“ ASC 805”).  ASC 805 provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. ASC 805 also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. ASC 805 applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of ASC 805 did not have a material effect on our financial position or results of operations.  However, ASC 805 will impact the accounting for any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” which was codified into FASB ASC Topic 810, “Noncontrolling Interests” (“ASC 810”).  ASC 810 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  ASC 810 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The adoption of ASC 810 did not have a significant impact on our financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC Topic 820, (“ASC 820”). ASC 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly.   ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was codified into FASB ASC Topic 320, “Investment Securities” (“ASC 320”), amending prior other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements. ASC 320 did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of  ASC 320 are effective for interim periods ending after June 15, 2009.  We adopted ASC 320 effective April 1, 2009 which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income of approximately $2.6 million before tax and $1.7 million net of tax.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was codified into ASC 825.   ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009 but did not impact our financial position or results of operations.  However, additional footnote disclosures to our interim and annual financial statements were required.

In May 2009, FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” which was codified into FASB ASC Topic 855, “Subsequent Events” (“ASC 855”), which provides authoritative accounting literature for a topic previously addressed only in the auditing literature.  The provisions of ASC 855 are effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a significant impact on our financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which was codified into FASB ASC Topic 810, “Consolidation,” addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” including concerns over the transparency of enterprises’ involvement with variable interest entities.  SFAS 167 is effective for calendar year end companies beginning on January 1, 2010 with earlier application prohibited.  The adoption of ASC Topic 810 did not have a material impact on our financial position or results of operations.

3. Business Combinations

We account for business combinations using the purchase method of accounting pursuant to ASC 805. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values.  The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred for acquisitions in 2009 and after.  Prior to 2009, indirect and general expenses were capitalized.

            Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit  for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $2.2 million at March 31, 2010.

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with Hallmark County Mutual Insurance Company, (“HCM”), which provides for CYR to have management and control of HCM.  We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011 subject to a maximum of $1.25 million.  The override commission is paid monthly as the subject premiums and policy fees are written.  The fair value of the management agreement acquired is $3.2 million and is being amortized over four years.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

4. Fair Value

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, ASC 820 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities.

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820.  In accordance with ASC 820, we utilize the following fair value hierarchy:

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

Under ASC 820, we determine fair value based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy described above.  Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors as appropriate.  These estimated fair values may not be realized upon actual sale or immediate settlement of the asset or liability.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2010 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$6,511	$-	$6,511
Corporate debt securities	-	133,312	-	133,312
Municipal bonds	-	145,908	24,107	170,015
Asset backed	-	636	-	636
Total debt securities	-	286,367	24,107	310,474

Financial services	20,764	-	-	20,764
All other	15,579	-	-	15,579
Total equity securities	36,343	-	-	36,343

Total debt and equity securities	$36,343	$286,367	$24,107	$346,817

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 (in thousands).

Beginning balance as of January 1, 2010	$25,272

Net purchases, issuances, sales and settlements	(2,000)
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	835
Transfers in and/or out of Level 3	-

Ending balance as of March 31, 2010	$24,107

5. Investments

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed.  We recognize an impairment loss when an investment’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.

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

Debt Investments:   We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses.  For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

Major categories of recognized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended
	March 31
	2010	2009

U.S. Treasury securities and obligations of U.S. Government	$-	$-
Corporate debt securities	3,294	137
Municipal bonds	(96)	(4)
Equity securities-financial services	566	50
Equity securities- all other	39	8
Net realized gain	3,803	191
Other-than-temporary impairments	-	(539)
Gain (loss) on investments	$3,803	$(348)

We realized gross gains on investments of $3.9 million and $0.3 million during the three months ended March 31, 2010 and 2009, respectively. We realized gross losses on investments of $0.1 million and $0.6 million during the three months ended March 31, 2010 and 2009, respectively. We recorded proceeds from the sale of investment securities of $47.1 million and $12.7 million during the three months ended March 31, 2010 and 2009, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of March 31, 2010

U.S. Treasury securities and obligations of U.S. Government	$6,511	$1	$(1)	$6,511
Corporate debt securities	129,741	4,637	(1,066)	133,312
Municipal bonds	168,486	3,114	(1,585)	170,015
Asset backed	617	19	-	636

Total debt securities	305,355	7,771	(2,652)	310,474

Financial services	15,178	5,651	(65)	20,764
All other	9,189	6,406	(16)	15,579

Total equity securities	24,367	12,057	(81)	36,343

Total debt and equity securities	$329,722	$19,828	$(2,733)	$346,817

As of December 31, 2009

U.S. Treasury securities and obligations of U.S. Government	$6,830	$23	$(17)	$6,836
Corporate debt securities	94,560	7,190	(2,201)	99,549
Municipal bonds	185,036	2,543	(2,786)	184,793
Asset backed	682	17	(1)	698

Total debt securities	287,108	9,773	(5,005)	291,876

Financial services	17,156	5,008	(232)	21,932
All other	10,095	3,790	(16)	13,869

Total equity securities	27,251	8,798	(248)	35,801

Total debt and equity securities	$314,359	$18,571	$(5,253)	$327,677

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$5,713	$(1)	$-	$-	$5,713	$(1)
Corporate debt securities	36,319	(76)	5,472	(990)	41,791	(1,066)
Municipal bonds	26,850	(654)	35,833	(931)	62,683	(1,585)
Total debt securities	68,882	(731)	41,305	(1,921)	110,187	(2,652)

Financial services	1,585	(65)	-	-	1,585	(65)
All other	657	(16)	-	-	657	(16)
Total equity securities	2,242	(81)	-	-	2,242	(81)

Total debt and equity securities	$71,124	$(812)	$41,305	$(1,921)	$112,429	$(2,733)

	As of December 31, 2009
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$3,202	$(17)	$-	$-	$3,202	$(17)
Corporate debt securities	18,924	(166)	9,642	(2,035)	28,566	(2,201)
Municipal bonds	28,940	(1,524)	42,183	(1,262)	71,123	(2,786)
Asset backed	51	(1)	-	-	51	(1)
Total debt securities	51,117	(1,708)	51,825	(3,297)	102,942	(5,005)

Financial services	1,417	(232)	-	-	1,417	(232)
All other	658	(16)	-	-	658	(16)
Equity securities	2,075	(248)	-	-	2,075	(248)

Total debt and equity securities	$53,192	$(1,956)	$51,825	$(3,297)	$105,017	$(5,253)

At March 31, 2010, the gross unrealized losses more than twelve months old were attributable to 31 bond positions.  At December 31, 2009, the gross unrealized losses more than twelve months old were attributable to 60 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$22,663	$23,566
Due after one year through five years	166,561	171,199
Due after five years through ten years	57,867	57,461
Due after ten years	57,647	57,612
Asset backed	617	636
	$305,355	$310,474

Activity related to the credit component recognized in earnings for the three months ended March 31, 2010, on debt securities held by us for which a portion of other-than-temporary impairment was previously recognized in other comprehensive income is as follows (in thousands):

Balance, January 1, 2010	$1,168

Reductions for securities sold or matured during the period	(1,168)

Balance, March 31, 2010	$-

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $34.3 million at March 31, 2010 and a carrying value of $29.7 million at December 31, 2009.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by our shareholders in 2005.  There are 2,000,000 shares authorized for issuance under the 2005 LTIP.  Our 1994 Key Employee Long Term Incentive Plan (the “1994 Employee Plan”) and 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) both expired in 2004 but have unexercised options outstanding.

As of March 31, 2010, there were incentive stock options to purchase 1,262,499 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding under the 2005 LTIP, leaving 417,501 shares reserved for future issuance.  As of March 31, 2010, there were incentive stock options to purchase 2,500 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant.  Incentive stock options granted under the 2005 LTIP prior to 2009 and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant, except for one grant of 200,000 non-qualified stock options in 2009 that vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.  All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the three months ended March 31, 2010 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2010	1,614,166	$9.62
Granted	-	$-
Exercised	(8,333)	$2.25
Forfeited or expired	-	$-
Outstanding at March 31, 2010	1,605,833	$9.65	7.7	$1,700
Exercisable at March 31, 2010	466,167	$10.05	6.7	$421

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Intrinsic value of options exercised	$44	$107

Cost of share-based payments (non-cash)	$298	$262

Income tax benefit of share-based payments recognized in income	$8	$-

As of March 31, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.8 million is expected to be recognized during the remainder of 2010, $0.7 million is expected to be recognized in 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of similar companies’ common stock for a period equal to the expected term.  The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.  There were no options granted in either the first quarter of 2010 or 2009.

8. Segment Information

The following is business segment information for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Standard Commercial Segment	$18,034	$20,020
Specialty Commercial Segment	32,487	32,825
Personal Segment	21,214	17,535
Corporate	4,088	530
Consolidated	$75,823	$70,910

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(939)	$2,576
Specialty Commercial Segment	6,347	5,682
Personal Segment	2,650	2,619
Corporate	1,118	(2,425)
Consolidated	$9,176	$8,452

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
Assets

Standard Commercial Segment	$132,640	$136,745
Specialty Commercial Segment	285,883	280,970
Personal Segment	127,352	109,844
Corporate	109,748	101,310
	$655,623	$628,869

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Ceded earned premiums	$5,952	$2,058
Reinsurance recoveries	$2,989	$1,333

We presently retain 100% of the risk associated with all policies marketed by our Personal Lines business unit. We currently reinsure the following exposures on business generated by our Standard Commercial, E&S Commercial, Excess & Umbrella, and General Aviation business units:

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

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

•
Excess & Umbrella.  Effective July 1, 2009, in states where we are admitted, we directly insure policies written by our Excess & Umbrella business unit and reinsure a portion of the risk with third party carriers.  In states where we are not admitted, our Excess & Umbrella business unit writes policies under fronting arrangements pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We reinsure or retrocede 79% of the risk on policies written by our Excess & Umbrella business unit.  Through June 30, 2009, our Excess & Umbrella business unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk.

•
Hallmark County Mutual.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

10. Note Payable

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our E&S Commercial business unit. As of March 31, 2010, the balance on the revolving note was $2.8 million, which currently bears interest at 2.18% per annum. (See Note 12, “Credit Facilities.”)

11.  Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2010, the balance of our Trust II subordinated debt was $25.8 million.

12. Credit Facilities

We have a credit facility with The Frost National Bank which was amended and restated on January 27, 2006 to provide a $20.0 million revolving credit facility with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for premium finance operations.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  The credit agreement was again amended January 21, 2010 in order to extend certain expiration, maturity, and termination dates for a period of 120 days.  We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2010, we were in compliance with all of our covenants.  As of March 31, 2010, we had $2.8 million outstanding under this facility.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Deferred	$(15,855)	$(15,526)
Amortized	14,449	14,048

Net	$(1,406)	$(1,478)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Weighted average shares - basic	20,119	20,856
Effect of dilutive securities	20	17
Weighted average shares - assuming dilution	20,139	20,873

For the three months ended March 31, 2010 and 2009, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest cost	$162	$161
Amortization of net loss	56	122
Expected return on plan assets	(136)	(121)
Net periodic pension cost	$82	$162

We did not make any contributions to our frozen defined benefit cash balance plan during the three months ended March 31, 2010 and 2009.  Refer to Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for more discussion of our retirement plans.

16.   Income Taxes

Our effective income tax rate for the three months ended March 31, 2010 was 31.5% which varied from the statutory income tax rate utilized primarily because of our investments in tax exempt securities.  Our effective income tax rate for the three months ended March 31, 2009 was 19.7% which varied from the statutory income tax rate utilized primarily because of our investments in tax exempt securities and a reduction in the valuation allowance.

17. Commitments and Contingencies

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our General Aviation and Excess & Umbrella business which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into five business units, which are supported by our four insurance company subsidiaries.

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•
Standard Commercial Segment.  Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit (formerly known as our AHIS Operating Unit).

•
Specialty Commercial Segment.  Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit (formerly known as our TGA Operating Unit), the general aviation insurance products and services handled by our General Aviation business unit (formerly known as our Aerospace Operating Unit), and the low and middle market commercial umbrella and excess liability insurance products handled by our Excess & Umbrella business unit (formerly known as our Heath XS Operating Unit).

•
Personal Segment.  Our Personal Segment includes the non-standard personal automobile insurance and complementary personal insurance products and services handled by our Personal Lines business unit (formerly known as our Personal Lines Operating Unit).

The retained premium produced by our business units is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas (“AHIC”) presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment, retains a portion of risks on the personal policies marketed within the Personal Segment and assumes a portion of the risks on the commercial and aviation property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company (“HSIC”) presently retains a portion of the risks on the commercial property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company (“HIC”) presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and on the aviation property/casualty products marketed within the Specialty Commercial Segment.

•
Hallmark County Mutual Insurance Company (“HCM”) control and management was acquired effective June 5, 2009 through the acquisition of all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  HCM does not retain any business.

AHIC, HSIC, and HIC have entered into a pooling arrangement pursuant to which AHIC retains 46% of the total net premiums written by all of our business units, HIC retains 34% of our total net premiums written and HSIC retains 20% of our total net premiums written.   This pooling arrangement has no impact on our consolidated financial statements reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

Management Overview.  During the three months ended March 31, 2010, our total revenues were $75.8 million, representing a 7% increase from the $70.9 million in total revenues for the same period of 2009.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Segment and gains realized on our investment portfolio. These increases in revenue were partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets.

We reported net earnings of $6.3 million for the three months ended March 31, 2010, which were $0.5 million lower than the $6.8 million reported for the first quarter of 2009.  On a diluted basis per share, net earnings were $0.31 per share for the three months ended March 31, 2010, as compared to $0.33 for the same period in 2009.   The increase in revenue for the three months ending March 31, 2010 was offset by increased loss and loss adjustment expenses (“LAE”), including unfavorable prior year loss development of $2.2 million recognized during the three months ended March 31, 2010.  Partially offsetting this increase in loss and LAE were lower operating expenses due to lower production related expenses in our E&S Commercial business unit and our General Aviation business unit and lower information technology costs in our Standard Commercial Segment.  The Company’s effective income tax rate for the three months ending March 31, 2010 was 31.5% as compared to the 19.7% effective income tax rate for the three month period ended March 31, 2009.  The increase in the effective tax rate was primarily due to a reduction in the valuation allowance during the three months ended March 31, 2009, which resulted in an income tax benefit and to decreased yields on tax exempt securities.

First Quarter 2010 as Compared to First Quarter 2009

The following is additional business segment information for the three months ended March 31, 2010 and 2009 (in thousands):

Hallmark Financial Services, Inc
Consolidated Segment Data

	Three Months Ended March 31, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,097	$35,282	$27,131	$-	$80,510

Gross premiums written	18,097	36,631	27,131	-	81,859
Ceded premiums written	(1,036)	(8,024)	(4)	-	(9,064)
Net premiums written	17,061	28,607	27,127	-	72,795
Change in unearned premiums	(180)	2,116	(7,716)	-	(5,780)
Net premiums earned	16,881	30,723	19,411	-	67,015

Total revenues	18,034	32,487	21,214	4,088	75,823

Losses and loss adjustment expenses	13,616	16,396	13,086	-	43,098

Pre-tax income (loss), net of non-controlling interest	(939)	6,347	2,650	1,118	9,176

Net loss ratio (2)	80.6%	53.4%	67.4%		64.3%
Net expense ratio (2)	30.9%	28.0%	21.6%		28.9%
Net combined ratio (2)	111.5%	81.4%	89.0%		93.2%

	Three Months Ended March 31, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$19,147	$34,282	$20,626	$-	$74,055

Gross premiums written	19,147	31,706	20,626	-	71,479
Ceded premiums written	(1,103)	(1,129)	-	-	(2,232)
Net premiums written	18,044	30,577	20,626	-	69,247
Change in unearned premiums	406	(5,626)	(4,597)	-	(9,817)
Net premiums earned	18,450	24,951	16,029	-	59,430

Total revenues	20,020	32,825	17,535	530	70,910

Losses and loss adjustment expenses	11,346	14,933	10,563	-	36,842

Pre-tax income (loss), net of non-controlling interest	2,576	5,682	2,619	(2,425)	8,452

Net loss ratio (2)	61.5%	59.8%	65.9%		62.0%
Net expense ratio (2)	32.3%	30.0%	21.0%		30.8%
Net combined ratio (2)	93.8%	89.8%	86.9%		92.8%

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

(2)  The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance  with GAAP.  During the second quarter of 2009 we changed the method in which the net expense ratio is calculated.  The net  expense ratio is now calculated for our business units that retain 100% of produced premium as total operating expenses  for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.  All prior periods have been restated to conform to the new method, resulting in an increase to the consolidated net expense ratio of 1.3% for the three months ended March 31, 2009.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $18.1 million for the three months ended March 31, 2010, which was $1.0 million, or 5%, less than the $19.1 million reported for the same period in 2009.  Net premiums written were $17.1 million for the three months ended March 31, 2010 as compared to $18.0 million reported for the same period in 2009.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $18.0 million for the three months ended March 31, 2010 was $2.0 million less than the $20.0 million reported during the same period in 2009.  This 10% decrease in total revenue was mostly due to decreased net premiums earned of $1.6 million and decreased net investment income of $0.4 million.

Our Standard Commercial Segment reported a pre-tax loss of $0.9 million for the three months ended March 31, 2010 as compared to pre-tax income of $2.6 million for the same period of 2009. Higher loss and LAE expenses of $2.3 million, primarily as a result of unfavorable prior year development, and decreased revenue discussed above contributed to this pre-tax loss reported for the three months ended March 31, 2010. Partially offsetting the decline in results were lower operating expenses of $0.7 million driven by lower information technology costs and lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 80.6% for the three months ended March 31, 2010 as compared to 61.5% for 2009. The gross loss ratio before reinsurance for the three months ended March 31, 2010 was 78.1% as compared to the 62.3% reported for the same period of 2009.  Gross incurred losses include twelve large property losses amounting to $4.7 million.  These property losses are comprised mostly of fire losses and to a lesser extent weather related losses.  During the three months ended March 31, 2010, the Standard Commercial Segment reported unfavorable loss reserve development of $2.2 million, primarily on losses occurring in late December 2009. The Standard Commercial Segment reported a lower net expense ratio of 30.9% for the three months ended March 31, 2010 as compared to 32.3% for the same period in 2009 due mostly to lower information technology costs.

Specialty Commercial Segment

The $32.5 million of total revenue for the three months ended March 31, 2010 was $0.3 million lower than the $32.8 million reported for the same period in 2009. This decrease in revenue was comprised of lower commission and fee income of $6.0 million primarily related to profit share commission adjustments reported during the first quarter of 2009 as well as the increased retention of business.  This decrease was partially offset by increased net premiums earned of $5.8 million as a result of the increased retention of business in our E&S Commercial business unit and increased earned premium in our Excess & Umbrella business unit.

Pre-tax income for the Specialty Commercial Segment of $6.3 million for the first quarter of 2010 was $0.6 million higher than the $5.7 million reported for the same period in 2009.  The increase in pre-tax income was primarily due to lower operating expenses of $2.6 million.  The decrease in operating expense was the combined result of (i) increased quota share ceding commission of $1.6 million in our Excess & Umbrella business unit, (ii) lower other production related expenses of $0.8 million, and (iii) lower salary related expenses of $0.2 million.  The lower operating expenses were partially offset by $1.5 million higher loss and LAE expenses and lower revenue as discussed above.

The Specialty Commercial Segment reported a net loss ratio of 53.4% for the three months ended March 31, 2010 as compared to 59.8% for the same period during 2009 as a result of overall improved loss trends.  The Specialty Commercial Segment reported a net expense ratio of 28.0% for the first quarter of 2010 as compared to 30.0% reported for the same period the prior year.  The decrease in the expense ratio is due primarily to increased earned premium.

Personal Segment

Net premiums written for our Personal Segment increased $6.5 million during the first quarter of 2010 to $27.1 million compared to $20.6 million for the first quarter of 2009.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 21% to $21.2 million for the first quarter of 2010 from $17.5 million for the first quarter of 2009.  Higher earned premium of $3.4 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.4 million further contributed to the increase in revenue during the first quarter of 2010.

Pre-tax income for the Personal Segment was $2.7 million for the three months ended March 31, 2010 as compared to $2.6 million for the same period of 2009.  Increased revenue discussed above was offset by increased losses and LAE of $2.5 million and increased operating expenses of $1.1 million due mostly to increased production and salary expense related to continued geographic expansion.

The Personal Segment reported a net loss ratio of 67.4% for the three months ended March 31, 2010 as compared to 65.9% for the first quarter of 2009.  The increase in the net loss ratio is due primarily to the change in the product mix of business.  The Personal Segment reported a net expense ratio of 21.6% for the three months ended March 31, 2010 as compared to 21.0% for the first quarter of 2009.

Corporate

Total revenue for Corporate increased by $3.6 million for the three months ended March 31, 2010 as compared to the same period the prior year.  This increase in total revenue was due primarily to gains of $3.8 million recognized on our investment portfolio for the three months ended March 31, 2010 as compared to losses of $0.3 million recognized during the same period in 2009.  This increase in revenue was offset by lower net investment income of $0.6 million for the three months ended March 31, 2010 as compared to the same period of the prior year.

Corporate pre-tax income was $1.1 million for the three months ended March 31, 2010 as compared to a $2.4 million pre-tax loss for the same period the prior year.  The increase in pre-tax income was the result of the increased revenue discussed above.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of March 31, 2010, Hallmark had $14.0 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $4.8 million as of March 31, 2010.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds.  HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance.  HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department.  During 2010, our insurance company subsidiaries’ ordinary dividend capacity is $19.4 million, of which $15.9 million is available to Hallmark.  As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2010 or the 2009 fiscal year.

 Comparison of March 31, 2010 to December 31, 2009

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2010 were $457.4 million compared to $439.9 million at December 31, 2009.  An increase in the fair market value of our investment portfolio for the period and cash from operating activities were the primary reasons for this increase.

 Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Net cash provided by our consolidated operating activities was $12.0 million for the first three months of 2010 compared to $8.9 million for the first three months of 2009.  The increase in operating cash flow was primarily due to the timing of profit share commission settlements with third party insurance carriers.

Net cash used in investing activities during the first three months of 2010 was $13.6 million as compared to $10.5 million for the same period in 2009. Contributing to the increase in cash used in investing activities was an increase of $30.0 million in purchases of debt and equity securities and a reduction in the change in restricted cash of $4.9 million, partially offset by (i) a $28.2 million increase in maturities, sales and redemptions of investment securities, (ii) a $0.2 million decrease in purchases of property and equipment, and (iii) a $3.3 million payment of contingent consideration during the first quarter 2009 to the sellers of the subsidiaries comprising our E&S Commercial business unit.

Cash used in financing activities during the first three months of 2010 was $0.1 million as compared to $1.2 million for the same period of 2009.  The cash used during the first three months of 2009 was primarily for the payment of a note payable by our premium finance operation.

Credit Facilities

On June 29, 2005, we entered into a credit facility with The Frost National Bank.  The credit facility was amended and restated on January 27, 2006 to a $20.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility.  The credit facility was further amended effective May 31, 2007 to increase the revolving credit facility to $25.0 million and establish a new $5.0 million revolving credit sub-facility for our premium finance operations.  The credit agreement was again amended effective February 20, 2008 to extend the termination to January 27, 2010, revise various affirmative and negative covenants and decrease the interest rate in most instances to the three month Eurodollar rate plus 1.90 percentage points, payable quarterly in arrears.  The credit agreement was again amended January 21, 2010 in order to extend certain expiration, maturity, and termination dates for a period of 120 days. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2010, we were in compliance with all of our covenants.  As of March 31, 2010, we had $2.8 million outstanding under this credit facility.

Trust Preferred Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2010, the balance of our Trust II subordinated debt was $25.8 million.

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

Item 1A.	Risk Factors.

This Item is omitted as permitted for a “smaller reporting company” (as defined by the SEC).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: May 13, 2010	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2010	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice
President
(Principal Financial Officer)