Form 10-Q
period 2010-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2010-08-16
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,124,169 shares outstanding as of August 12, 2010.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2010 and June 30, 2009	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2010 and June 30, 2009	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and June 30, 2009	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share amounts)

	June 30	December 31
	2010	2009
	(unaudited)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost; $360,374 in 2010 and $287,108 in 2009)	$364,694	$291,876
Equity securities, available-for-sale, at fair value (cost; $34,035 in 2010 and $27,251 in 2009)	40,958	35,801

Total investments	405,652	327,677

Cash and cash equivalents	75,234	112,270
Restricted cash and cash equivalents	9,283	5,458
Premiums receivable	54,393	46,635
Accounts receivable	3,102	3,377
Receivable for securities	17	-
Ceded unearned premiums	15,133	12,997
Reinsurance recoverable	16,149	10,008
Deferred policy acquisition costs	22,736	20,792
Goodwill	41,080	41,080
Intangible assets, net	27,040	28,873
Federal income tax recoverable	3,242	-
Deferred federal income taxes,net	133	-
Prepaid expenses	1,669	923
Other assets	15,662	18,779

Total assets	$690,525	$628,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable	$2,800	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	214,448	184,662
Unearned premiums	136,190	125,089
Unearned revenue	169	191
Reinsurance balances payable	2,816	3,281
Accrued agent profit sharing	1,232	1,790
Accrued ceding commission payable	4,235	8,600
Pension liability	2,587	2,628
Deferred federal income taxes, net	-	942
Federal income tax payable	-	1,266
Payable for securities	25,621	19
Accounts payable and other accrued expenses	11,302	13,258

Total liabilities	458,102	401,228

Commitments and contingencies (Note 17)

Redeemable non-controlling interest	1,179	1,124

Stockholders' equity:
Common stock, $0.18 par value (authorized 33,333,333 shares in 2010 and 2009; issued 20,872,831 in 2010 and 2009)	3,757	3,757
Additional paid-in capital	121,403	121,016
Retained earnings	104,380	98,482
Accumulated other comprehensive income	6,966	8,589
Treasury stock, at cost (748,662 shares in 2010 and 757,828 in 2009)	(5,262)	(5,327)

Total stockholders' equity	231,244	226,517

	$690,525	$628,869

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Gross premiums written	$83,180	$75,053	$165,039	$146,532
Ceded premiums written	(10,047)	(3,260)	(19,111)	(5,492)
Net premiums written	73,133	71,793	145,928	141,040
Change in unearned premiums	(3,185)	(9,474)	(8,965)	(19,291)
Net premiums earned	69,948	62,319	136,963	121,749

Investment income, net of expenses	3,276	3,467	6,477	7,736
Net realized gains	1,643	867	5,446	519
Finance charges	1,771	1,449	3,414	2,799
Commission and fees	(963)	2,627	(812)	8,816
Other income	12	15	22	35

Total revenues	75,687	70,744	151,510	141,654

Losses and loss adjustment expenses	52,058	38,131	95,156	74,973
Other operating expenses	22,872	23,878	44,354	47,628
Interest expense	1,150	1,150	2,296	2,309
Amortization of intangible assets	916	782	1,832	1,496

Total expenses	76,996	63,941	143,638	126,406

Income (loss) before tax	(1,309)	6,803	7,872	15,248
Income tax expense (benefit)	(953)	2,519	1,937	4,181
Net income (loss)	(356)	4,284	5,935	11,067
Less: Net income attributable to non-controlling interest	32	9	37	2

Net income (loss) attributable to Hallmark Financial Services, Inc.	$(388)	$4,275	$5,898	$11,065

Net income (loss) per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$(0.02)	$0.20	$0.29	$0.53
Diluted	$(0.02)	$0.20	$0.29	$0.53

The accompanying notes are an integral part of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,751
Issuance of common stock upon option exercises	-	-	-	6
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	121,196	120,200	121,016	119,928
Accretion of redeemable noncontrolling interest	(84)	(78)	(162)	(172)
Equity based compensation	291	614	589	876
Exercise of stock options	-	-	(40)	104

Balance, end of period	121,403	120,736	121,403	120,736

Retained Earnings
Balance, beginning of period	104,768	79,032	98,482	72,242
Adjustment to opening balance, net of tax (Note 2)	-	1,665	-	1,665
	104,768	80,697	98,482	73,907
Net income (loss) attributable to Hallmark Financial Services, Inc.	(388)	4,275	5,898	11,065

Balance, end of period	104,380	84,972	104,380	84,972

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	11,083	(12,357)	8,589	(16,432)
Adjustment to open ing balance, net of tax (Note 2)	-	(1,665)	-	(1,665)
Adjusted balance, beginning of period	11,083	(14,022)	8,589	(18,097)
Additional minimum pension liability, net of tax	37	79	73	159
Net unrealized holding gains (losses) arising during period	(2,511)	15,138	3,750	19,324
Reclassification adjustment for losses included in net income	(1,643)	(359)	(5,446)	(550)

Balance, end of period	6,966	836	6,966	836

Treasury Stock
Balance, beginning of period	(5,268)	(77)	(5,327)	(77)
Issuance of treasury stock upon option exercises	6	-	65	-
Balance, end of period	(5,262)	(77)	(5,262)	(77)

Total Stockholders' Equity	$231,244	$210,224	$231,244	$210,224

Net income (loss)	$(356)	$4,284	$5,935	$11,067
Additional minimum pension liability, net of tax	37	79	73	159
Net unrealized holding gains (losses) arising during period	(2,511)	15,138	3,750	19,324
Reclassification adjustment for losses included in net income	(1,643)	(359)	(5,446)	(550)
Comprehensive income (loss)	(4,473)	19,142	4,312	30,000
Less: Comprehensive income attributable to non-controlling interest	32	9	37	2
Comprehensive income (loss) attributable to
Hallmark Financial Services, Inc.	$(4,505)	$19,133	$4,275	$29,998

The accompanying notes are an integral part of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30
	2010	2009
Cash flows from operating activities:
Net income	$5,935	$11,067

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	2,326	1,930
Deferred federal income taxes	(734)	(391)
Realized gains on investments	(5,446)	(519)
Change in ceded unearned premiums	(2,136)	(5,118)
Change in premiums receivable	(7,758)	(8,591)
Change in accounts receivable	244	791
Change in deferred policy acquisition costs	(1,944)	(3,908)
Change in reserves for unpaid losses and loss adjustment expenses	29,786	24,003
Change in unearned premiums	11,101	24,403
Change in unearned revenue	(22)	(1,432)
Change in accrued agent profit sharing	(558)	(833)
Change in reinsurance recoverable	(6,141)	(5,854)
Change in reinsurance balances payable	(465)	-
Change in current federal income tax recoverable/payable	(4,508)	(1,473)
Change in accrued ceding commission payable	(4,365)	(5)
Change in all other liabilities	(1,996)	(9,197)
Change in all other assets	4,130	3,909

Net cash provided by operating activities	17,449	28,782

Cash flows from investing activities:
Purchases of property and equipment	(841)	(634)
Net transfers into restricted cash and cash equivalents	(3,825)	(460)
Purchases of investment securities	(123,337)	(35,833)
Maturities, sales and redemptions of investment securities	73,637	40,734
Payment for acquisition of subsidiaries	-	(7,246)

Net cash used in investing activities	(54,366)	(3,439)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	25	110
Net repayments of notes payable	-	(1,417)
Distribution to non-controlling interest	(144)	(20)

Net cash used in financing activities	(119)	(1,327)

Increase (Decrease) in cash and cash equivalents	(37,036)	24,016
Cash and cash equivalents at beginning of period	112,270	59,134
Cash and cash equivalents at end of period	$75,234	$83,150

Supplemental cash flow information:
Interest paid	$2,303	$2,345
Taxes paid	$7,179	$6,045

Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals settled after the balance sheet date	$31	$961
Change in payable for securities related to investment purchases settled after the balance sheet date	$25,601	$(695)

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

We pursue our business activities through subsidiaries whose operations are organized into five business units, which are supported by our four insurance company subsidiaries.  Our Standard Commercial business unit (formerly known as our AHIS Operating Unit) handles commercial insurance products and services in the standard market.  Our E&S Commercial business unit (formerly known as our TGA Operating Unit) handles primarily commercial insurance products and services in the excess and surplus lines market.  Our General Aviation business unit (formerly known as our Aerospace Operating Unit) handles general aviation insurance products and services.  Our Excess & Umbrella business unit (formerly known as our Heath XS Operating Unit) offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage. Our Personal Lines business unit (formerly known as our Personal Lines Operating Unit) handles personal insurance products and services.  Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”) and Hallmark County Mutual Insurance Company (“HCM”).

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

The interim financial data as of June 30, 2010 and 2009 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

Restricted Cash and Cash Equivalents:  The carrying amount for restricted cash reported in the balance sheet approximates the fair value.

Notes Payable:  The carrying value of our bank credit facility of $2.8 million approximates the fair value based on the current interest rate.

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $56.7 million and a fair value of $54.6 million as of June 30, 2010.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.25% based on similar issues to discount future cash flows.

For accrued investment income, amounts recoverable from reinsurers, federal income tax recoverable/payable and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

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

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC 820. ASC 820  provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly.   ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which was codified into ASC 810.  ASC 810 addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” including concerns over the transparency of enterprises’ involvement with variable interest entities.  SFAS 167 is effective for calendar year end companies beginning on January 1, 2010 with earlier application prohibited.  The adoption of ASC Topic 810 did not have a material impact on our financial position or results of operations.

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

            Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit  for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $2.2 million at June 30, 2010.
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

Level 2 investment securities include corporate bonds, municipal bonds and U.S. Treasury securities for which quoted prices are not available on active exchanges for identical instruments.  We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of  ASC 820 for Level 2 investment securities.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$6,540	$-	$6,540
Corporate debt securities	-	198,551	-	198,551
Municipal bonds	-	135,493	23,500	158,993
Asset backed	-	610	-	610
Total debt securities	-	341,194	23,500	364,694

Financial services	20,067	-	-	20,067
All other	20,891	-	-	20,891
Total equity securities	40,958	-	-	40,958
Total debt and equity securities	$40,958	$341,194	$23,500	$405,652

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010 (in thousands):

Beginning balance as of January 1, 2010	$25,272

Net purchases, issuances, sales and settlements	(2,125)
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	353
Transfers in and/or out of Level 3	-

Ending balance as of June 30, 2010	$23,500

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

Major categories of recognized gains on investments are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate debt securities	74	894	3,368	1,022
Municipal bonds	24	(44)	(72)	(40)
Equity securities-financial services	1,201	(23)	1,767	27
Equity securities-all other	344	40	383	48
Net realized gain before other-than-temporary impairments	1,643	867	5,446	1,057
Other-than-temporary impairments	-	-	-	(538)
Net realized gain	$1,643	$867	$5,446	$519

We realized gross gains on investments of $1.6 million and $1.1 million during the three months ended June 30, 2010 and 2009, respectively, and $5.5 and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. We did not realize any gross losses on investments for the three months ended June 30, 2010 and realized gross losses of $0.2 million during the three months ended June 30, 2009 and $0.1 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. We recorded proceeds from the sale of investment securities of $26.5 million and $28.2 million during the three months ended June 30, 2010 and 2009, respectively, and $73.6 million and $40.9 million for the six months ended June 30, 2010 and 2009, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities  by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of June 30, 2010

U.S. Treasury securities and obligations of U.S. Government	$6,510	$29	$-	$6,539
Corporate debt securities	195,796	4,475	(1,720)	198,551
Municipal bonds	157,483	3,170	(1,659)	158,994
Asset backed	585	25	-	610

Total debt securities	360,374	7,699	(3,379)	364,694

Financial services	16,530	3,765	(228)	20,067
All other	17,505	4,178	(792)	20,891

Total equity securities	34,035	7,943	(1,020)	40,958

Total debt and equity securities	$394,409	$15,642	$(4,399)	$405,652

As of December 31, 2009

U.S. Treasury securities and obligations of U.S. Government	$6,830	$23	$(17)	$6,836
Corporate debt securities	94,560	7,190	(2,201)	99,549
Municipal bonds	185,036	2,543	(2,786)	184,793
Asset backed	682	17	(1)	698

Total debt securities	287,108	9,773	(5,005)	291,876

Financial services	17,156	5,008	(232)	21,932
All other	10,095	3,790	(16)	13,869

Total equity securities	27,251	8,798	(248)	35,801

Total debt and equity securities	$314,359	$18,571	$(5,253)	$327,677

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate debt securities	73,817	(788)	5,412	(932)	79,229	(1,720)
Municipal bonds	27,371	(1,059)	37,740	(600)	65,111	(1,659)
Total debt securities	101,188	(1,847)	43,152	(1,532)	144,340	(3,379)

Financial services	2,489	(228)	-	-	2,489	(228)
All other	10,104	(792)	-	-	10,104	(792)
Total equity securities	12,593	(1,020)	-	-	12,593	(1,020)

Total debt and equity securities	$113,781	$(2,867)	$43,152	$(1,532)	$156,933	$(4,399)

	As of December 31, 2009
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$3,202	$(17)	$-	$-	$3,202	$(17)
Corporate debt securities	18,924	(166)	9,642	(2,035)	28,566	(2,201)
Municipal bonds	28,940	(1,524)	42,183	(1,262)	71,123	(2,786)
Asset backed	51	(1)	-	-	51	(1)
Total debt securities	51,117	(1,708)	51,825	(3,297)	102,942	(5,005)

Financial services	1,417	(232)	-	-	1,417	(232)
All other	658	(16)	-	-	658	(16)
Equity securities	2,075	(248)	-	-	2,075	(248)

Total debt and equity securities	$53,192	$(1,956)	$51,825	$(3,297)	$105,017	$(5,253)

 At June 30, 2010, the gross unrealized losses more than twelve months old were attributable to 33 bond positions.  At December 31, 2009, the gross unrealized losses more than twelve months old were attributable to 60 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$38,209	$38,728
Due after one year through five years	193,268	197,738
Due after five years through ten years	82,786	82,532
Due after ten years	45,526	45,086
Asset backed	585	610
	$360,374	$364,694

Activity related to the credit component recognized in earnings for the six months ended June 30, 2010, on debt securities held by us for which a portion of other-than-temporary impairment was previously recognized in other comprehensive income is as follows (in thousands):

Balance, January 1, 2010	$1,168

Reductions for securities sold or matured during the period	(1,168)

Balance, June 30, 2010	$-

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $31.8 million at June 30, 2010 and a carrying value of $29.7 million at December 31, 2009.

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

As of June 30, 2010, there were incentive stock options to purchase 1,286,666 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding and there were 392,501 shares reserved for future issuance under the 2005 LTIP.  As of June 30, 2010, there were incentive stock options to purchase 2,500 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant.  Incentive stock options granted under the 2005 LTIP prior to 2009 and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  There was one grant of 25,000 incentive stock options in 2010 under the 2005 LTIP that vests in equal annual increments on each of the first three anniversary dates and terminates ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  There was one grant of 200,000 non-qualified stock options in 2009 under the 2005 LTIP that vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.  All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the six months ended June 30, 2010 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2010	1,614,166	$9.62
Granted	25,000	$9.12
Exercised	(9,166)	$2.69
Forfeited or expired	-	$-
Outstanding at June 30, 2010	1,630,000	$9.65	7.5	$2,390
Exercisable at June 30, 2010	773,427	$10.32	6.8	$837

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Intrinsic value of options exercised	$3	$-	$47	$107

Cost of share-based payments (non-cash)	$291	$614	$589	$876

Income tax benefit of share-based payments recognized in income	$7	$30	$15	$30

As of June 30, 2010, there was $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.5 million is expected to be recognized during the remainder of 2010, $0.8 million is expected to be recognized in 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Company’s and similar companies’ common stock for a period equal to the expected term.  The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Grant date fair value per share	$3.62	$2.84	$3.62	$2.84

Expected term (in years)	6.0	6.2	6.0	6.2
Expected volatility	35.0%	40.0%	35.0%	40.0%
Risk free interest rate	3.2%	2.5%	3.2%	2.5%

8. Segment Information

The following is business segment information for the three and six months ended June 30, 2010 and 2009 (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Standard Commercial Segment	$17,265	$18,194	$35,299	$38,214
Specialty Commercial Segment	32,124	32,430	64,611	65,255
Personal Segment	24,754	18,701	45,968	36,236
Corporate	1,544	1,419	5,632	1,949
Consolidated	$75,687	$70,744	$151,510	$141,654

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(1,870)	$1,247	$(2,809)	$3,823
Specialty Commercial Segment	967	5,010	7,314	10,692
Personal Segment	1,132	2,894	3,782	5,513
Corporate	(1,570)	(2,357)	(452)	(4,782)
Consolidated	$(1,341)	$6,794	$7,835	$15,246

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2010	2009
Assets

Standard Commercial Segment	$132,292	$136,745
Specialty Commercial Segment	304,109	280,970
Personal Segment	149,232	109,844
Corporate	104,892	101,310
	$690,525	$628,869

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Ceded earned premiums	$9,432	$3,136	$17,257	$5,194
Reinsurance recoveries	$6,842	$1,890	$10,578	$3,222

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

•
Excess & Umbrella.  Effective July 1, 2009, in states where we offer admitted policies, we directly insure policies written by our Excess & Umbrella business unit and reinsure a portion of the risk with third party carriers.  In states where we offer non-admitted policies, our Excess & Umbrella business unit writes policies under fronting arrangements pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We reinsure or retrocede 79% of the risk on policies written by our Excess & Umbrella business unit.  Through June 30, 2009, our Excess & Umbrella business unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk.

•
Hallmark County Mutual.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

10. Note Payable

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our E&S Commercial business unit.  As of June 30, 2010, the balance on the revolving note was $2.8 million, which currently bears interest at 3.03% per annum. (See Note 12, “Credit Facilities.”)

11.  Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2010, the balance of our Trust II subordinated debt was $25.8 million.

12. Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective May 27, 2010 to extend the term of the facility until May 27, 2012, provide for the repayment of all amounts outstanding at termination on or before April 30, 2015, reduce the revolving commitment to $5.0 million from $25.0 million and eliminate the credit sub-facility for premium finance operations. This amendment further revised various affirmative and negative covenants and changed the interest rate, at our election, to either the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of June 30, 2010, we were in compliance with or had obtained waivers of all of our covenants.  As of June 30, 2010, we had $2.8 million outstanding under this facility.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Deferred	$(11,842)	$(15,559)	$(27,697)	$(31,085)
Amortized	11,304	13,129	25,753	27,177

Net	$(538)	$(2,430)	$(1,944)	$(3,908)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares - basic	20,124	20,864	20,122	20,860
Effect of dilutive securities	132	12	52	15
Weighted average shares - assuming dilution	20,256	20,876	20,174	20,875

For the three months and six months ended June 30, 2010, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  For the three months and six months ended June 30, 2009, 987,499 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$163	$161	$325	$322
Amortization of net loss	56	122	112	244
Expected return on plan assets	(137)	(121)	(273)	(242)
Net periodic pension cost	$82	$162	$164	$324

 We contributed $94 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three months and six months ended June 30, 2010.  We did not make any contributions to the Cash Balance Plan during the three months and six months ended June 30, 2009.  Refer to Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for more discussion of our retirement plans.

16.   Income Taxes

Our effective income tax rate for the six months ended June 30, 2010 was 24.6%, which varied from the statutory income tax rate utilized primarily due to the increase in the tax exempt income effect relative to lower pre-tax income and the recognition of a tax benefit related to the disposal of certain securities.  Our effective income tax rate for the six months ended June 30, 2009 was 27.4%, which varied from the statutory income tax rate utilized primarily because of our investments in tax exempt securities and a reduction in the valuation allowance.

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

18.  Subsequent Event

On August 9, 2010 we announced the execution of an agreement for our wholly-owned subsidiary, HIC, to acquire State Auto National Insurance Company (“SAN”) from State Auto Financial Corporation.  SAN is an Ohio domiciled insurance company which writes non-standard personal automobile policies through independent agents in 21 states.  Closing of the acquisition is subject to regulatory approval and other customary closing conditions.

The purchase price for the acquisition will be $14.0 million cash at closing plus an earn-out of up to $2.0 million.  We expect to fund the acquisition out of working capital.  The cash portion of the purchase price is subject to post-closing adjustment to the extent the statutory capital and surplus of SAN is greater or less than $10.0 million.  The earn-out is payable quarterly in an amount equal to 2% of gross collected premiums on new or renewal personal lines insurance policies written by SAN agents during the three years following closing.  In connection with the closing, SAN will enter into reinsurance agreements with an affiliate of the seller pursuant to which the affiliate will handle all claims and assume all liabilities arising under policies issued by SAN prior to the closing and during a transition period of up to six months following the closing.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the southcentral and northwest regions of the United States, except for our General Aviation and Excess & Umbrella business, which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into five business units, which are supported by our four insurance company subsidiaries.

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

•
Hallmark Insurance Company (“HIC”) presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

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

Results of Operations

         Management Overview.  During the three and six months ended June 30, 2010, our total revenues were $75.7 million and $151.5 million, representing a 7% increase from the $70.7 million and $141.7 million in total revenues for the same periods of 2009.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Segment and gains realized on our investment portfolio. These increases in revenue were partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets.

We reported a net loss attributable to Hallmark of $0.4 million and net income attributable to Hallmark of $5.9 million for the three and six months ended June 30, 2010, respectively, which was $4.7 million and $5.2 million lower than the $4.3 million and $11.1 million net income attributable to Hallmark reported for the same periods of 2009.  On a diluted basis per share, net loss was $0.02 per share and net income was $0.29 per share for the three and six months ended June 30, 2010, respectively, as compared to net income of $0.20 and $0.53 per share for the same periods in 2009.    The decrease in net income for the three and six months ending June 30, 2010 was primarily due to increased loss and loss adjustment expenses (“LAE”), including unfavorable prior year loss development of $4.3 million and $6.5 million recognized during the three and six months ended June 30, 2010, respectively, as compared to $1.8 million unfavorable development recognized for the three and six months ended June 30, 2009.  Partially offsetting the increased loss and LAE was the increase in revenue for the three and six months ending June 30, 2010, as well as lower operating expenses due to lower production related expenses in our E&S Commercial  and  General Aviation business units and lower information technology costs in our Standard Commercial Segment.  The Company’s effective income tax rate for the six months ending June 30, 2010 was 24.6% as compared to the 27.4% effective income tax rate for the same period during 2009.  The decrease in the effective tax rate was primarily due to the increase in the tax exempt income effect relative to lower pre-tax income and the recognition of a tax benefit related to the disposal of certain securities.

Second Quarter 2010 as Compared to Second Quarter 2009

The following is additional business segment information for the three months ended June 30, 2010 and 2009 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended June 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,804	$40,351	$22,613	$-	$81,768

Gross premiums written	18,792	41,775	22,613	-	83,180
Ceded premiums written	(909)	(9,123)	(15)	-	(10,047)
Net premiums written	17,883	32,652	22,598	-	73,133
Change in unearned premiums	(1,246)	(2,036)	97	-	(3,185)
Net premiums earned	16,637	30,616	22,695	-	69,948

Total revenues	17,265	32,124	24,754	1,544	75,687

Losses and loss adjustment expenses	13,652	21,231	17,175	-	52,058

Pre-tax income (loss), net of non-controlling interest	(1,870)	967	1,132	(1,570)	(1,341)

Net loss ratio (2)	82.1%	69.3%	75.7%		74.4%
Net expense ratio (2)	32.5%	29.5%	22.5%		30.1%
Net combined ratio (2)	114.6%	98.8%	98.2%		104.5%

	Three Months Ended June 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$20,425	$40,252	$16,918	$-	$77,595

Gross premiums written	20,425	37,710	16,918	-	75,053
Ceded premiums written	(1,084)	(2,176)	-	-	(3,260)
Net premiums written	19,341	35,534	16,918	-	71,793
Change in unearned premiums	(1,614)	(8,158)	298	-	(9,474)
Net premiums earned	17,727	27,376	17,216	-	62,319

Total revenues	18,194	32,430	18,701	1,419	70,744

Losses and loss adjustment expenses	11,119	15,848	11,164	-	38,131

Pre-tax income (loss), net of non-controlling interest	1,247	5,010	2,894	(2,357)	6,794

Net loss ratio (2)	62.7%	57.9%	64.8%		61.2%
Net expense ratio (2)	32.1%	30.2%	20.7%		30.5%
Net combined ratio (2)	94.8%	88.1%	85.5%		91.7%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $18.8 million for the three months ended June 30, 2010, which was $1.6 million, or 8%, less than the $20.4 million reported for the same period in 2009.  Net premiums written were $17.9 million for the three months ended June 30, 2010 as compared to $19.3 million reported for the same period in 2009.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $17.3 million for the three months ended June 30, 2010 was $0.9 million less than the $18.2 million reported during the same period in 2009.  This 5% decrease in total revenue was mostly due to decreased net premiums earned of $1.1 million.

Our Standard Commercial Segment reported a pre-tax loss of $1.9 million for the three months ended June 30, 2010 as compared to pre-tax income of $1.2 million for the same period of 2009. Higher loss and LAE expenses of $2.5 million, primarily as a result of weather related losses and unfavorable prior year development, and decreased revenue were the primary drivers of the pre-tax loss for the three months ended June 30, 2010. Partially offsetting the decline in pre-tax results were lower operating expenses of $0.3 million driven by lower information technology costs and lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 82.1% for the three months ended June 30, 2010 as compared to 62.7% for 2009. The gross loss ratio before reinsurance for the three months ended June 30, 2010 was 91.4% as compared to the 59.6% reported for the same period of 2009.  The higher gross and net loss ratio for the three months ended June 30, 2010 was impacted by an increased number of large property losses including weather related losses. The loss and LAE during the three months ended June 30, 2010 for the Standard Commercial Segment included unfavorable loss reserve development of $1.1 million as compared to favorable development of $0.5 million for the same period in 2009.

Specialty Commercial Segment

The $32.1 million of total revenue for the Specialty Commercial Segment during the three months ended June 30, 2010 was $0.3 million lower than the $32.4 million reported for the same period in 2009. This decrease in revenue was primarily comprised of lower commission and fee income of $3.8 million primarily related to the shift from a third party agency structure to an insurance underwriting structure. This decrease was partially offset by increased net premiums earned of $3.2 million as a result of the increased retention of business in our E&S Commercial business unit and increased earned premium in our Excess & Umbrella business unit, as well as increased net investment income of $0.4 million.

Pre-tax income for the Specialty Commercial Segment of $1.0 million for the second quarter of 2010 was $4.0 million lower than the $5.0 million reported for the same period in 2009.  The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $5.4 million primarily as a result of unfavorable prior loss development as well as higher current accident year loss estimates and decreased revenue.  This increase in loss and LAE was partially offset by lower operating expenses of $1.7 million.  The decrease in operating expense was the combined result of (i) increased quota share ceding commission of $1.6 million in our Excess & Umbrella business unit, (ii) lower other production related expenses of $0.3 million, partially offset by (iii) higher salary related expenses of $0.1 million, and (iv) increased amortization of intangible assets of $0.2 million related to our acquisition of CYR on June 5, 2009.

The Specialty Commercial Segment reported a net loss ratio of 69.3% for the three months ended June 30, 2010 as compared to 57.9% for the same period during 2009. The gross loss ratio before reinsurance was 67.0% for the three months ended June 30, 2010 as compared to 59.2% for the same period during 2009. The higher gross and net loss ratio was impacted by (i) late emerging general liability claims and (ii) increased volatility in large liability losses and weather related commercial automobile claims in the current accident year. During the three months ended June 30, 2010 the Specialty Commercial Segment also reported $2.5 million of unfavorable prior year loss development as compared to $2.7 million for the same period during 2009.

Personal Segment

Net premiums written for our Personal Segment increased $5.7 million during the second quarter of 2010 to $22.6 million as compared to $16.9 million for the second quarter of 2009.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 32% to $24.8 million for the second quarter of 2010 from $18.7 million for the second quarter of 2009.  Higher earned premium of $5.5 million was the primary reason for the increase in revenue for the period.  Increased finance charges and net investment income of $0.4 million and $0.1 million, respectively, further contributed to the increase in revenue during the second quarter of 2010.

Pre-tax income for the Personal Segment was $1.1 million for the three months ended June 30, 2010 as compared to $2.9 million for the same period of 2009.  Increased revenue was offset by increased losses and LAE of $6.0 million and increased operating expenses of $1.8 million due mostly to increased production and salary expense related to continued geographic expansion.

The Personal Segment reported a net loss ratio of 75.7% for the three months ended June 30, 2010 as compared to 64.8% for the second quarter of 2009.  The increase in the net loss ratio was due primarily to continued geographic expansion as the resulting growth has created a larger portion of new and maturing business as compared to our mature legacy business.  Our current accident year loss ratio reflects the near term loss ratio penalty associated with this change in mix of seasoned versus less seasoned business.  During the three months ended June 30, 2010, the Personal Segment reported $0.7 million of unfavorable prior loss development driven mostly by legal expense related to a 2001 bad faith claim as compared to $0.3 million favorable prior year development reported for the same period in 2009.

Corporate

Total revenue for Corporate increased by $0.1 million for the three months ended June 30, 2010 as compared to the same period the prior year.  This increase in total revenue was due primarily to gains of $1.6 million recognized on our investment portfolio for the three months ended June 30, 2010 as compared to gains of $0.9 million recognized during the same period in 2009.  This increase in revenue was offset by lower net investment income of $0.6 million for the three months ended June 30, 2010 as compared to the same period of the prior year.

Corporate pre-tax loss was $1.6 million for the three months ended June 30, 2010 as compared to a $2.4 million pre-tax loss for the same period the prior year.  The decrease in pre-tax loss was the result of the increased revenue as well as lower operating expenses of $0.7 million due predominately to lower non-cash compensation expense of $0.4 million related to lower stock option expense to directors and lower pension costs.  Also contributing to the lower operating expenses was $0.4 million related to advances for a cancelled start-up program during the second quarter of 2009.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

The following is additional business segment information for the six months ended June 30, 2010 and 2009 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Six Months Ended June 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$36,901	$75,633	$49,744	$-	$162,278

Gross premiums written	36,889	78,406	49,744	-	165,039
Ceded premiums written	(1,945)	(17,147)	(19)	-	(19,111)
Net premiums written	34,944	61,259	49,725	-	145,928
Change in unearned premiums	(1,426)	80	(7,619)	-	(8,965)
Net premiums earned	33,518	61,339	42,106	-	136,963

Total revenues	35,299	64,611	45,968	5,632	151,510

Losses and loss adjustment expenses	27,268	37,627	30,261	-	95,156

Pre-tax income (loss), net of non-controlling interest	(2,809)	7,314	3,782	(452)	7,835

Net loss ratio (2)	81.4%	61.3%	71.9%		69.5%
Net expense ratio (2)	31.7%	28.8%	22.1%		29.5%
Net combined ratio (2)	113.1%	90.1%	94.0%		99.0%

	Six Months Ended June 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$39,572	$74,534	$37,544	$-	$151,650

Gross premiums written	39,572	69,416	37,544	-	146,532
Ceded premiums written	(2,187)	(3,305)	-	-	(5,492)
Net premiums written	37,385	66,111	37,544	-	141,040
Change in unearned premiums	(1,208)	(13,784)	(4,299)	-	(19,291)
Net premiums earned	36,177	52,327	33,245	-	121,749

Total revenues	38,214	65,255	36,236	1,949	141,654

Losses and loss adjustment expenses	22,465	30,781	21,727	-	74,973

Pre-tax income (loss), net of non-controlling interest	3,823	10,692	5,513	(4,782)	15,246

Net loss ratio (2)	62.1%	58.8%	65.4%		61.6%
Net expense ratio (2)	32.2%	30.1%	20.9%		30.6%
Net combined ratio (2)	94.3%	88.9%	86.3%		92.2%

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
(2)  The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance  with GAAP.  The net  expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses  for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP.  For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP.  Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $36.9 million for the six months ended June 30, 2010, which was $2.7 million, or 7%, less than the $39.6 million reported for the same period in 2009.  Net premiums written were $34.9 million for the six months ended June 30, 2010 as compared to $37.4 million reported for the same period in 2009.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $35.3 million for the six months ended June 30, 2010 was $2.9 million less than the $38.2 million reported during the same period in 2009.  This 8% decrease in total revenue was mostly due to decreased net premiums earned of $2.7 million.

Our Standard Commercial Segment reported a pre-tax loss of $2.8 million for the six months ended June 30, 2010 as compared to pre-tax income of $3.8 million for the same period of 2009. Higher loss and LAE expenses of $4.8 million, primarily as a result of weather related losses and unfavorable prior year development, and decreased revenue contributed to this pre-tax loss reported for the six months ended June 30, 2010. Partially offsetting the decline in results were lower operating expenses of $1.1 million driven by lower information technology costs and lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 81.4% for the six months ended June 30, 2010 as compared to 62.1% for 2009. The gross loss ratio before reinsurance for the six months ended June 30, 2010 was 84.7% as compared to the 61.0% reported for the same period of 2009.  The higher gross and net loss ratio for the six months ended June 30, 2010 was impacted by an increased number of large property losses including weather related losses.  Further contributing to the higher gross and net loss ratio during the six months ended June 30, 2010 was unfavorable loss reserve development of $3.3 million, as compared to favorable development of $0.5 million for the same period during 2009.

Specialty Commercial Segment

The $64.6 million of total revenue for the Specialty Commercial Segment during the six months ended June 30, 2010 was $0.7 million lower than the $65.3 million reported for the same period in 2009. This decrease in revenue was primarily comprised of lower commission and fee income of $9.9 million primarily related to the shift from a third party agency structure to an insurance underwriting structure. Decreased finance charges of $0.2 million further contributed to this decrease in revenue. This decrease in revenue was partially offset by increased net premiums earned of $9.0 million as a result of the increased retention of business in our E&S Commercial business unit and increased earned premium in our Excess & Umbrella business unit and increased net investment income of $0.4 million.

Pre-tax income for the Specialty Commercial Segment of $7.3 million for the first six months of 2010 was $3.4 million lower than the $10.7 million reported for the same period in 2009. The decrease in pre-tax income was primarily due to decreased revenue and higher loss and LAE expenses of $6.8 million. The decrease in pre-tax income was partially offset by lower operating expenses of $4.3 million. The decrease in operating expense was the combined result of (i) increased quota share ceding commission of $3.0 million in our Excess & Umbrella business unit, (ii) lower other production related expenses of $1.3 million, and (iii) lower salary related expenses of $0.2 million, partially offset by (iv) increased amortization of intangible assets of $0.2 million related to our acquisition of CYR on June 5, 2009.

The Specialty Commercial Segment reported a net loss ratio of 61.3% for the six months ended June 30, 2010 as compared to 58.8% for the same period during 2009.  The higher net loss ratio was impacted by (i) late emerging general liability claims and (ii) increased volatility in large liability losses and weather related commercial automobile claims in the current accident year. The Specialty Commercial Segment reported $2.5 million of unfavorable prior year development for the six months ended June 30, 2010 as compared to $2.7 million of unfavorable development for the same period during 2009.

Personal Segment

Net premiums written for our Personal Segment increased $12.2 million during the first six months of 2010 to $49.7 million compared to $37.5 million for the first six months of 2009.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 27% to $46.0 million for the first six months of 2010 from $36.2 million for the first six months of 2009.  Higher earned premium of $8.9 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.8 million further contributed to the increase in revenue during the first six months of 2010.

Pre-tax income for the Personal Segment was $3.8 million for the six months ended June 30, 2010 as compared to $5.5 million for the same period of 2009.  Increased revenue was offset by increased losses and LAE of $8.5 million and increased operating expenses of $2.9 million due mostly to increased production and salary expense related to continued geographic expansion.

The Personal Segment reported a net loss ratio of 71.9% for the six months ended June 30, 2010 as compared to 65.4% for the same period of 2009.  The increase in the net loss ratio was due primarily to continued geographic expansion as the resulting growth has created a larger portion of new and maturing business as compared to our mature legacy business.  Our current accident year loss ratio reflects the near term loss ratio penalty associated with this change in mix of seasoned versus less seasoned business.  During the six months ended June 30, 2010, the Personal Segment reported $0.7 million of unfavorable prior loss development driven mostly by legal expense related to a 2001 bad faith claim as compared to $0.3 million favorable prior year development reported for the same period in 2009.

Corporate

Total revenue for Corporate increased by $3.7 million for the six months ended June 30, 2010 as compared to the same period the prior year.  This increase in total revenue was due primarily to gains of $5.4 million recognized on our investment portfolio for the six months ended June 30, 2010 as compared to $0.5 million of gains recognized during the same period in 2009.  This increase in revenue was offset by lower net investment income of $1.2 million for the six months ended June 30, 2010 as compared to the same period of the prior year.

Corporate pre-tax loss was $0.5 million for the six months ended June 30, 2010 as compared to a $4.8 million pre-tax loss for the same period the prior year.  The decrease in pre-tax loss was the result of  increased revenue, as well as lower operating expenses of $0.7 million due predominately to lower non-cash compensation expense of $0.5 million related to lower stock option expense to directors and lower pension costs.  Also contributing to the lower operating expenses were $0.4 million related to advances for a cancelled start up program during the first six months of 2009.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of June 30, 2010, Hallmark had $13.5 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $1.3 million as of June 30, 2010.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds.  HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance.  HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department.  During 2010, our insurance company subsidiaries’ ordinary dividend capacity is $19.4 million, of which $15.9 million is available to Hallmark.  As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2010 or the 2009 fiscal year.

Comparison of June 30, 2010 to December 31, 2009

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2010 were $480.9 million compared to $439.9 million at December 31, 2009.  An increase in the fair market value of our investment portfolio for the period and cash from operating activities were the primary reasons for this increase.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Net cash provided by our consolidated operating activities was $17.4 million for the first six months of 2010 compared to $28.8 million for the first six months of 2009.  The decrease in operating cash flow was primarily due to higher paid losses and lower collected ceding commissions, partially offset by more collected premiums.

Net cash used in investing activities during the first six months of 2010 was $54.4 million as compared to $3.4 million for the same period in 2009.  Contributing to the increase in cash used in investing activities were an increase of $87.5 million in purchases of debt and equity securities, a $0.2 million increase  in purchases of property and equipment and a higher net transfer into restricted cash of $3.4 million, partially offset by (i) a $32.9 million increase in maturities, sales and redemptions of investment securities during 2010, (ii) a $3.3 million payment of contingent consideration during the first quarter 2009 to the sellers of the subsidiaries comprising our E&S Commercial business unit, and  (iii) a cash payment of $3.9 million during the second quarter of 2009, net of cash acquired, for the acquisition of a management agreement controlling HCM.

Cash used in financing activities during the first six months of 2010 was $0.1 million as compared to $1.3 million for the same period of 2009.  The cash used during the first six months of 2009 was primarily for the payment of a note payable by our premium finance operation.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank was most recently amended effective May 27, 2010 to extend the term of the facility until May 27, 2012, provide for the repayment of all amounts outstanding at termination on or before April 30, 2015, reduce the revolving commitment to $5.0 million from $25.0 million and eliminate the credit sub-facility for premium finance operations. This amendment further revised various affirmative and negative covenants and changed the interest rate, at our election, to either the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of June 30, 2010, we were in compliance with or had obtained waivers of all of our covenants.  As of June 30, 2010, we had $2.8 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2010, the balance of our Trust II subordinated debt was $25.8 million.

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

4(l)
Seventh Restated Credit Agreement dated May 27, 2010, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2010).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC. (Registrant)

Date: August 16, 2010	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2010	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
(Principal Financial Officer)