Form 10-Q
period 2010-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2010-11-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,124,169 shares outstanding as of November 10, 2010.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share amounts)

	September 30	December 31
	2010	2009
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost; $353,659 in 2010 and $287,108 in 2009)	$360,238	$291,876
Equity securities, available-for-sale, at fair value (cost; $34,366 in 2010 and $27,251 in 2009)	44,025	35,801

Total investments	404,263	327,677

Cash and cash equivalents	81,984	112,270
Restricted cash and cash equivalents	5,991	5,458
Premiums receivable	52,288	46,635
Accounts receivable	2,958	3,377
Receivable for securities	7	-
Ceded unearned premiums	15,520	12,997
Reinsurance recoverable	19,684	10,008
Deferred policy acquisition costs	23,181	20,792
Goodwill	41,080	41,080
Intangible assets, net	26,124	28,873
Federal income tax recoverable	3,120	-
Prepaid expenses	1,733	923
Other assets	15,437	18,779

Total assets	$693,370	$628,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable	$2,800	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	223,828	184,662
Unearned premiums	138,218	125,089
Unearned revenue	140	191
Reinsurance balances payable	1,141	3,281
Accrued agent profit sharing	1,772	1,790
Accrued ceding commission payable	4,232	8,600
Pension liability	2,367	2,628
Deferred federal income taxes, net	1,366	942
Federal income tax payable	-	1,266
Payable for securities	11,609	19
Accounts payable and other accrued expenses	12,209	13,258

Total liabilities	456,384	401,228

Commitments and contingencies (Note 17)

Redeemable non-controlling interest	1,288	1,124

Stockholders' equity:
Common stock, $0.18 par value (authorized 33,333,333 shares in 2010 and 2009;
issued 20,872,831 in 2010 and 2009)	3,757	3,757
Additional paid-in capital	121,589	121,016
Retained earnings	105,396	98,482
Accumulated other comprehensive income	10,218	8,589
Treasury stock, at cost (748,662 shares in 2010 and 757,828 in 2009)	(5,262)	(5,327)

Total stockholders' equity	235,698	226,517

	$693,370	$628,869

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Gross premiums written	$82,199	$74,013	$247,238	$220,545
Ceded premiums written	(10,152)	(11,222)	(29,263)	(16,714)
Net premiums written	72,047	62,791	217,975	203,831
Change in unearned premiums	(1,641)	1,447	(10,606)	(17,844)
Net premiums earned	70,406	64,238	207,369	185,987

Investment income, net of expenses	4,036	3,467	10,513	11,203
Net realized gains	311	597	5,757	1,116
Finance charges	1,833	1,525	5,247	4,324
Commission and fees	(392)	2,018	(1,204)	10,834
Other income	23	58	45	93

Total revenues	76,217	71,903	227,727	213,557

Losses and loss adjustment expenses	51,293	40,579	146,449	115,552
Operating expenses	21,602	23,428	65,956	71,056
Interest expense	1,151	1,147	3,447	3,456
Amortization of intangible assets	917	916	2,749	2,412

Total expenses	74,963	66,070	218,601	192,476

Income before tax	1,254	5,833	9,126	21,081
Income tax expense	205	1,585	2,142	5,766
Net income	1,049	4,248	6,984	15,315
Less: Net income attributable to
non-controlling interest	33	34	70	36

Net income attributable to Hallmark Financial Services, Inc.	$1,016	$4,214	$6,914	$15,279

Net income per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$0.05	$0.20	$0.34	$0.73
Diluted	$0.05	$0.20	$0.34	$0.73

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,751
Issuance of common stock upon option exercises	-	-	-	6
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	121,403	120,736	121,016	119,928
Accretion of redeemable noncontrolling interest	(77)	(87)	(239)	(259)
Equity based compensation	263	612	852	1,488
Exercise of stock options	-	-	(40)	104

Balance, end of period	121,589	121,261	121,589	121,261

Retained Earnings
Balance, beginning of period	104,380	84,972	98,482	72,242
Adjustment to opening balance, net of tax (Note 2)	-	-	-	1,665
	104,380	84,972	98,482	73,907
Net income attributable to Hallmark Financial Services, Inc.	1,016	4,214	6,914	15,279

Balance, end of period	105,396	89,186	105,396	89,186

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	6,966	836	8,589	(16,432)
Adjustment to opening balance, net of tax (Note 2)	-	-	-	(1,665)
Adjusted balance, beginning of period	6,966	836	8,589	(18,097)
Additional minimum pension liability, net of tax	36	80	109	239
Net unrealized holding gains arising during period	3,527	7,881	7,277	27,197
Reclassification adjustment for gains included in net income	(311)	(636)	(5,757)	(1,178)

Balance, end of period	10,218	8,161	10,218	8,161

Treasury Stock
Balance, beginning of period	(5,262)	(77)	(5,327)	(77)
Acquisition of treasury shares	-	(5,250)	-	(5,250)
Issuance of treasury stock upon option exercises	-	-	65	-
Balance, end of period	(5,262)	(5,327)	(5,262)	(5,327)

Total Stockholders' Equity	$235,698	$217,038	$235,698	$217,038

Net income	$1,049	$4,248	$6,984	$15,315
Additional minimum pension liability, net of tax	36	80	109	239
Net unrealized holding gains arising during period	3,527	7,881	7,277	27,197
Reclassification adjustment for gains included in net income	(311)	(636)	(5,757)	(1,178)
Comprehensive income	4,301	11,573	8,613	41,573
Less: Comprehensive income attributable to
non-controlling interest	33	34	70	36
Comprehensive income attributable to
Hallmark Financial Services, Inc.	$4,268	$11,539	$8,543	$41,537

The accompanying notes are an integral part
of the consolidated  financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30
	2010	2009
Cash flows from operating activities:
Net income	$6,984	$15,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,527	2,979
Deferred federal income taxes	(1,034)	(1,117)
Realized gains on investments	(5,757)	(1,116)
Change in ceded unearned premiums	(2,523)	(5,036)
Change in premiums receivable	(5,653)	(4,787)
Change in accounts receivable	370	815
Change in deferred policy acquisition costs	(2,389)	(3,105)
Change in reserves for unpaid losses and loss adjustment expenses	39,166	15,252
Change in unearned premiums	13,129	23,462
Change in unearned revenue	(51)	(1,771)
Change in accrued agent profit sharing	(18)	(243)
Change in reinsurance recoverable	(9,676)	5,087
Change in reinsurance balances payable	(2,140)	2,680
Change in current federal income tax recoverable/payable	(4,386)	(384)
Change in accrued ceding commission payable	(4,368)	(5)
Change in all other liabilities	(1,310)	(8,094)
Change in all other assets	5,063	5,763

Net cash provided by operating activities	28,934	45,695

Cash flows from investing activities:
Purchases of property and equipment	(1,155)	(907)
Net transfers (into)/from restricted cash and cash equivalents	(533)	3,470
Purchases of investment securities	(157,332)	(74,430)
Maturities, sales and redemptions of investment securities	99,919	65,283
Payment for acquisition of subsidiaries	-	(7,246)

Net cash used in investing activities	(59,101)	(13,830)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	25	110
Net repayments of notes payable	-	(1,417)
Distribution to non-controlling interest	(144)	(20)
Purchase of treasury shares	-	(5,250)

Net cash used in financing activities	(119)	(6,577)

Increase (Decrease) in cash and cash equivalents	(30,286)	25,288
Cash and cash equivalents at beginning of period	112,270	59,134
Cash and cash equivalents at end of period	$81,984	$84,422

Supplemental cash flow information:

Interest paid	$3,442	$3,494

Taxes paid	$7,564	$7,267

Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals settled after the balance sheet date	$42	$850

Change in payable for securities related to investment purchases settled after the balance sheet date	$11,590	$(2,918)

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

The interim financial data as of September 30, 2010 and 2009 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

Reclassification

Certain previously reported amounts have been reclassified in order to conform to our current year presentation.  Such reclassifications had no effect on net income or stockholders’ equity.

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

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $56.7 million and a fair value of $54.8 million as of September 30, 2010.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 7.50% based on similar issues to discount future cash flows.

For accrued investment income, amounts recoverable from reinsurers, federal income tax recoverable/payable and other assets and liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

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

Recently Issued Accounting Standards

In January 2010, the FASB updated Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs.  This update was effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The adoption of ASC 820 did not have and is not expected to have a material impact on our financial position or results of operations but does require additional disclosures.  (See Note 4, “Fair Value.”)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which was codified into ASC Topic 810, “Noncontrolling Interests” (“ASC 810”).  ASC 810 addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” including concerns over the transparency of enterprises’ involvement with variable interest entities.  These provisions of ASC 810 were effective for calendar year end companies beginning on January 1, 2010 with earlier application prohibited.  The adoption of ASC 810 did not have a material impact on our financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

        In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts which are to be capitalized.  The guidance is effective for the Company for the year beginning January 1, 2012 and may be applied prospectively or retrospectively.  The Company is in the process of assessing the effect that the implementation of the new guidance will have on its financial position and results of operations.  The amount of acquisition costs the Company would defer under the new guidance may be less than the amount deferred under the Company’s current accounting practice.

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

 Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit  for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $1.7 million at September 30, 2010.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2010 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$6,545	$-	$6,545
Corporate debt securities	-	198,402	-	198,402
Municipal bonds	-	134,419	20,024	154,443
Asset backed	-	848	-	848
Total debt securities	-	340,214	20,024	360,238

Financial services	21,356	-	-	21,356
All other	22,669	-	-	22,669
Total equity securities	44,025	-	-	44,025
Total debt and equity securities	$44,025	$340,214	$20,024	$404,263

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010 (in thousands):

Beginning balance as of January 1, 2010	$25,272

Net purchases, issuances, sales and settlements	(5,125)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(123)
Transfers in and/or out of Level 3	-

Ending balance as of September 30, 2010	$20,024

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

Major categories of recognized gains and losses on investments are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate debt securities	281	239	3,650	1,269
Municipal bonds	-	-	(74)	(48)
Equity securities-financial services	-	58	1,767	115
Equity securities-all other	30	300	414	318
Net realized gain before other-than-temporary impairments	311	597	5,757	1,654
Other-than-temporary impairments	-	-	-	(538)
Net realized gain	$311	$597	$5,757	$1,116

We realized gross gains on investments of $0.3 million and $0.7 million during the three months ended September 30, 2010 and 2009, respectively, and $5.9 and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. We did not realize gross losses on investments for the three months ended September 30, 2010. We realized gross losses on investments of $0.1 million during the three months ended September 30, 2009 and $0.1 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively. We recorded proceeds from the sale of investment securities of $26.3 million and $25.3 million during the three months ended September 30, 2010 and 2009, respectively, and $99.9 million and $66.2 million for the nine months ended September 30, 2010 and 2009, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2010	Cost	Gains	Losses	Value

U.S. Treasury securities and
obligations of U.S. Government	$6,509	$36	$-	$6,545
Corporate debt securities	193,469	5,854	(921)	198,402
Municipal bonds	152,877	3,621	(2,055)	154,443
Asset backed	804	44	-	848

Total debt securities	353,659	9,555	(2,976)	360,238

Financial services	16,834	4,727	(205)	21,356
All other	17,532	5,465	(328)	22,669

Total equity securities	34,366	10,192	(533)	44,025

Total debt and equity securities	$388,025	$19,747	$(3,509)	$404,263

As of December 31, 2009

U.S. Treasury securities and
obligations of U.S. Government	$6,830	$23	$(17)	$6,836
Corporate debt securities	94,560	7,190	(2,201)	99,549
Municipal bonds	185,036	2,543	(2,786)	184,793
Asset backed	682	17	(1)	698

Total debt securities	287,108	9,773	(5,005)	291,876

Financial services	17,156	5,008	(232)	21,932
All other	10,095	3,790	(16)	13,869

Total equity securities	27,251	8,798	(248)	35,801

Total debt and equity securities	$314,359	$18,571	$(5,253)	$327,677

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate debt securities	28,953	(229)	4,774	(692)	33,727	(921)
Municipal bonds	7,356	(32)	48,391	(2,023)	55,747	(2,055)
Total debt securities	36,309	(261)	53,165	(2,715)	89,474	(2,976)

Financial services	1,259	(205)	-	-	1,259	(205)
All other	4,611	(328)	-	-	4,611	(328)
Total equity securities	5,870	(533)	-	-	5,870	(533)

Total debt and equity securities	$42,179	$(794)	$53,165	$(2,715)	$95,344	$(3,509)

	As of December 31, 2009
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$3,202	$(17)	$-	$-	$3,202	$(17)
Corporate debt securities	18,924	(166)	9,642	(2,035)	28,566	(2,201)
Municipal bonds	28,940	(1,524)	42,183	(1,262)	71,123	(2,786)
Asset backed	51	(1)	-	-	51	(1)
Total debt securities	51,117	(1,708)	51,825	(3,297)	102,942	(5,005)

Financial services	1,417	(232)	-	-	1,417	(232)
All other	658	(16)	-	-	658	(16)
Equity securities	2,075	(248)	-	-	2,075	(248)

Total debt and equity securities	$53,192	$(1,956)	$51,825	$(3,297)	$105,017	$(5,253)

At September 30, 2010, the gross unrealized losses more than twelve months old were attributable to 35 bond positions.  At December 31, 2009, the gross unrealized losses more than twelve months old were attributable to 60 bond positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$27,776	$28,312
Due after one year through five years	184,429	190,046
Due after five years through ten years	96,305	97,434
Due after ten years	44,345	43,598
Asset backed	804	848
	$353,659	$360,238

Activity related to the credit component recognized in earnings for the nine months ended September 30, 2010, on debt securities held by us for which a portion of other-than-temporary impairment was previously recognized in other comprehensive income is as follows (in thousands):

Balance, January 1, 2010	$1,168

Reductions for securities sold or matured during the period	(1,168)

Balance, September 30, 2010	$-

6. Pledged Investments

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $26.8 million at September 30, 2010 and a carrying value of $29.7 million at December 31, 2009.

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

As of September 30, 2010, there were incentive stock options to purchase 1,286,666 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding and there were 392,501 shares reserved for future issuance under the 2005 LTIP.  As of September 30, 2010, there were incentive stock options to purchase 2,500 shares outstanding under the 1994 Employee Plan and non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Options granted under the 1994 Employee Plan prior to October 31, 2003, vest 40% six months from the date of grant and an additional 20% on each of the first three anniversary dates of the grant and terminate ten years from the date of grant.  Incentive stock options granted under the 2005 LTIP prior to 2009 and the 1994 Employee Plan after October 31, 2003, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  There was one grant of 25,000 incentive stock options in 2010 under the 2005 LTIP that vest in equal annual increments on each of the first three anniversary dates and terminates ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  There was one grant of 200,000 non-qualified stock options in 2009 under the 2005 LTIP that vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the nine months ended September 30, 2010 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	$(000)

Outstanding at January 1, 2010	1,614,166	$9.62
Granted	25,000	$9.12
Exercised	(9,166)	$2.69
Forfeited or expired	-	$-
Outstanding at September 30, 2010	1,630,000	$9.65	7.3	$1,515
Exercisable at September 30, 2010	779,427	$10.34	6.6	$538

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Intrinsic value of options exercised	$-	$-	$47	$107

Cost of share-based payments (non-cash)	$263	$612	$852	$1,488

Income tax benefit of share-based
payments recognized in income	$8	$118	$23	$231

As of September 30, 2010 there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.3 million is expected to be recognized during the remainder of 2010, $0.8 million is expected to be recognized in 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Company’s and similar companies’ common stock for a period equal to the expected term.  The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.  No options were granted in the third quarter of 2010 or 2009.

	Nine Months Ended
	September 30,
	2010	2009

Grant date fair value per share	$3.62	$2.84

Expected term (in years)	6.0	6.2
Expected volatility	35.0%	40.0%
Risk free interest rate	3.2%	2.5%

8. Segment Information

The following is business segment information for the three and nine months ended September 30, 2010 and 2009 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Standard Commercial Segment	$17,211	$19,569	$52,510	$57,783
Specialty Commercial Segment	32,892	32,346	97,503	97,601
Personal Segment	25,418	18,735	71,386	54,971
Corporate	696	1,253	6,328	3,202
Consolidated	$76,217	$71,903	$227,727	$213,557

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(234)	$2,164	$(3,043)	$5,987
Specialty Commercial Segment	2,515	3,588	9,829	14,280
Personal Segment	743	2,225	4,525	7,738
Corporate	(1,803)	(2,178)	(2,255)	(6,960)
Consolidated	$1,221	$5,799	$9,056	$21,045

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Assets

Standard Commercial Segment	$130,916	$136,745
Specialty Commercial Segment	316,040	280,970
Personal Segment	165,692	109,844
Corporate	80,722	101,310
	$693,370	$628,869

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Ceded earned premiums	$9,483	$7,137	$26,740	$12,331
Reinsurance recoveries	$6,247	$4,166	$16,825	$7,388

 We currently reinsure the following exposures on business generated by our Standard Commercial, E&S Commercial, Excess & Umbrella, Personal Lines and General Aviation business units:

•
Property catastrophe.  Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines.  Catastrophes might include multiple claims and policyholders.  Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires.  Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount.  We utilize catastrophe models to assist in determining appropriate retention and limits to purchase.  The terms of our property catastrophe reinsurance are:

o	We retain the first $3.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss in excess of our $3.0 million retention up to $30.0 million for each catastrophic occurrence, subject to an aggregate limit of $54.0 million.

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss;

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•
Excess & Umbrella.  Currently, we purchase proportional reinsurance where we retain 21% of each risk and cede the remaining 79% to reinsurers.  In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.  Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•
Hallmark County Mutual.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

10. Note Payable

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our E&S Commercial business unit.  As of September 30, 2010, the balance on the revolving note was $2.8 million, which currently bears interest at 2.79% per annum. (See Note 12, “Credit Facilities.”)

11.  Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2010, the balance of our Trust II subordinated debt was $25.8 million.

12. Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective May 27, 2010 to extend the term of the facility until May 27, 2012, provide for the repayment of all amounts outstanding at termination on or before April 30, 2015, reduce the revolving commitment to $5.0 million from $25.0 million and eliminate the credit sub-facility for premium finance operations. This amendment further revised various affirmative and negative covenants and changed the interest rate, at our election, to either the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of September 30, 2010, we were in compliance with or had obtained waivers of all of our covenants.  As of September 30, 2010, we had $2.8 million outstanding under this facility.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Deferred	$(10,725)	$(7,454)	$(38,422)	$(38,539)
Amortized	10,280	8,257	36,033	35,434

Net	$(445)	$803	$(2,389)	$(3,105)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average shares - basic	20,124	20,652	20,122	20,790
Effect of dilutive securities	62	14	56	32
Weighted average shares - assuming dilution	20,186	20,666	20,178	20,822

For the three months and nine months ended September 30, 2010 and 2009, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$163	$160	$488	$482
Amortization of net loss	56	122	168	366
Expected return on plan assets	(136)	(121)	(409)	(363)
Net periodic pension cost	$83	$161	$247	$485

We contributed $246 thousand and $340 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three months and nine months ended September 30, 2010, respectively.  We did not make any contributions to the Cash Balance Plan during the three months and nine months ended September 30, 2009.  Refer to Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for more discussion of our retirement plans.

16.   Income Taxes

Our effective income tax rate for the nine months ended September 30, 2010 was 23.5%, which varied from the statutory income tax rate utilized primarily due to an increase in the proportion of tax exempt income relative to total pre-tax income and the recognition of a tax benefit related to the disposal of certain securities.  Our effective income tax rate for the nine months ended September 30, 2009 was 27.4%, which varied from the statutory income tax rate utilized primarily because of our investments in tax exempt securities and a reduction in the valuation allowance.

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

Results of Operations

Management Overview.  During the three and nine months ended September 30, 2010, our total revenues were $76.2 million and $227.7 million, representing a 6% and 7% increase, respectively, from the $71.9 million and $213.6 million in total revenues for the same periods of 2009.  The increase in revenue for the three months ended September 30, 2010 was primarily attributable to increased production in our Personal Segment due to geographic expansion.  The increase in revenue for the nine months ended September 30, 2010 was primarily attributable to increased production in our Personal Segment due to geographic expansion, increased retention of business in our E&S Commercial business unit, increased earned premium in our Excess & Umbrella business unit and gains realized on our investment portfolio. These increases in revenue were partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets.

We reported net income attributable to Hallmark of $1.0 million and $6.9 million for the three and nine months ended September 30, 2010, respectively, which was $3.2 million and $8.4 million lower than the $4.2 million and $15.3 million net income attributable to Hallmark reported for the same periods of 2009.  On a diluted basis per share, net income was $0.05 and $0.34 per share for the three and nine months ended September 30, 2010, respectively, as compared to net income of $0.20 and $0.73 per share for the same periods in 2009.    The decrease in net income for the three and nine months ending September 30, 2010 was primarily due to increased loss and loss adjustment expenses (“LAE”) due to higher current accident year loss estimates, as well as unfavorable prior year loss development of $0.5 million and $7.0 million recognized during the three and nine months ended September 30, 2010, respectively, as compared to $1.7 million and $3.5 million unfavorable development recognized for the three and nine months ended September 30, 2009.  Partially offsetting the increased loss and LAE was the increase in revenue for the three and nine months ending September 30, 2010, as well as lower operating expenses due to lower production related expenses in our Standard Commercial, E&S Commercial  and  General Aviation business units and lower general and administrative costs in our Standard Commercial Segment as a result of ongoing cost reduction initiatives.  The Company’s effective income tax rate for the nine months ending September 30, 2010 was 23.5% as compared to the 27.4% effective income tax rate for the same period during 2009.  The decrease in the effective tax rate was primarily due to an increase in the proportion of tax exempt income relative to total pre-tax income and the recognition of a tax benefit related to the disposal of certain securities.

Third Quarter 2010 as Compared to Third Quarter 2009

The following is additional business segment information for the three months ended September 30, 2010 and 2009 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Three Months Ended September 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$15,586	$39,653	$25,188	$-	$80,427

Gross premiums written	15,586	41,425	25,188	-	82,199
Ceded premiums written	(1,147)	(8,915)	(90)	-	(10,152)
Net premiums written	14,439	32,510	25,098	-	72,047
Change in unearned premiums	1,626	(1,368)	(1,899)	-	(1,641)
Net premiums earned	16,065	31,142	23,199	-	70,406

Total revenues	17,211	32,892	25,418	696	76,217

Losses and loss adjustment expenses	12,183	20,788	18,322	-	51,293

Pre-tax income (loss), net of
non-controlling interest	(234)	2,515	743	(1,803)	1,221

Net loss ratio (2)	75.8%	66.8%	79.0%		72.9%
Net expense ratio (2)	32.2%	30.1%	21.0%		29.4%
Net combined ratio (2)	108.0%	96.9%	100.0%		102.3%

	Three Months Ended September 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$17,309	$36,064	$17,424	$-	$70,797

Gross premiums written	17,309	39,280	17,424	-	74,013
Ceded premiums written	(1,144)	(10,078)	-	-	(11,222)
Net premiums written	16,165	29,202	17,424	-	62,791
Change in unearned premiums	1,627	92	(272)	-	1,447
Net premiums earned	17,792	29,294	17,152	-	64,238

Total revenues	19,569	32,346	18,735	1,253	71,903

Losses and loss adjustment expenses	11,425	17,641	11,513	-	40,579

Pre-tax income (loss), net of
non-controlling interest	2,164	3,588	2,225	(2,178)	5,799

Net loss ratio (2)	64.2%	60.2%	67.1%		63.2%
Net expense ratio (2)	32.8%	29.8%	22.4%		31.0%
Net combined ratio (2)	97.0%	90.0%	89.5%		94.2%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $15.6 million for the three months ended September 30, 2010, which was $1.7 million, or 10%, less than the $17.3 million reported for the same period in 2009.  Net premiums written were $14.4 million for the three months ended September 30, 2010 as compared to $16.2 million reported for the same period in 2009.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $17.2 million for the three months ended September 30, 2010 was $2.4 million less than the $19.6 million reported during the same period in 2009.  This 12% decrease in total revenue was mostly due to decreased net premiums earned of $1.7 million and reduced profit sharing commissions of $0.7 million related to unfavorable loss development on prior treaty years.

Our Standard Commercial Segment reported a pre-tax loss of $0.2 million for the three months ended September 30, 2010 as compared to pre-tax income of $2.2 million for the same period of 2009. Higher loss and LAE of $0.8 million, primarily as a result of weather related losses and unfavorable prior year development, and decreased revenue were the primary drivers of the pre-tax loss for the three months ended September 30, 2010. Partially offsetting the decline in pre-tax results were lower operating expenses of $0.7 million driven by lower general and administrative costs and lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 75.8% for the three months ended September 30, 2010 as compared to 64.2% for 2009. The gross loss ratio before reinsurance for the three months ended September 30, 2010 was 80.1% as compared to the 66.2% reported for the same period of 2009.  The higher gross and net loss ratio for the three months ended September 30, 2010 was driven by development of weather related losses. The loss and LAE during the three months ended September 30, 2010 for the Standard Commercial Segment included unfavorable loss reserve development of $0.8 million as compared to unfavorable development of $0.4 million for the same period in 2009.

Specialty Commercial Segment

 The $32.9 million of total revenue for the Specialty Commercial Segment during the three months ended September 30, 2010 was $0.6 million higher than the $32.3 million reported for the same period in 2009. This increase in revenue was primarily comprised of higher earned premiums of $1.8 million as a result of the increased earned premium in our E&S Commercial business unit as well as increased net investment income of $0.5 million. These increases in revenues were partially offset by lower commission and fee income of $1.7 million primarily related to the shift from a third party agency structure to an insurance underwriting structure.

Pre-tax income for the Specialty Commercial Segment of $2.5 million for the third quarter of 2010 was $1.1 million lower than the $3.6 million reported for the same period in 2009.  The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $3.1 million primarily as a result of higher current accident year loss estimates.  This increase in loss and LAE was partially offset by lower operating expenses of $1.7 million.  The decrease in operating expense was the combined result of (i) lower production related expenses of $1.9 million due primarily to lower fronting fees in our E&S Commercial business unit as we began direct writing this business during 2009 and to increased quota share ceding commissions in our Excess & Umbrella business unit due to increased ceded premiums, (ii) lower salary and related expenses of $0.1 million, partially offset by (iii) increased other operating expenses of $0.3 million, primarily increased professional fees.  In addition increased amortization of intangible assets of $0.2 million related to our acquisition of CYR on June 5, 2009 further contributed to the decrease in pre-tax income.

The Specialty Commercial Segment reported a net loss ratio of 66.8% for the three months ended September 30, 2010 as compared to 60.2% for the same period during 2009. The gross loss ratio before reinsurance was 64.6% for the three months ended September 30, 2010 as compared to 59.6% for the same period during 2009. The higher gross and net loss ratio was impacted by increased volatility in large general liability, commercial automobile and aircraft hull losses in the current accident year. During the three months ended September 30, 2010 the Specialty Commercial Segment reported $0.8 million of favorable prior year loss development as compared to $1.2 million of unfavorable prior loss development for the same period during 2009.

Personal Segment

Net premiums written for our Personal Segment increased $7.7 million during the third quarter of 2010 to $25.1 million as compared to $17.4 million for the third quarter of 2009.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 36% to $25.4 million for the third quarter of 2010 from $18.7 million for the third quarter of 2009.  Higher earned premium of $6.0 million was the primary reason for the increase in revenue for the period.  Increased finance charges and net investment income of $0.4 million and $0.3 million, respectively, further contributed to the increase in revenue during the third quarter of 2010.

Pre-tax income for the Personal Segment was $0.7 million for the three months ended September 30, 2010 as compared to $2.2 million for the same period of 2009.  Increased revenue was offset by increased losses and LAE of $6.8 million and increased operating expenses of $1.3 million due primarily to increased production related expenses and salary and related expenses due to continued geographic expansion.

The Personal Segment reported a net loss ratio of 79.0% for the three months ended September 30, 2010 as compared to 67.1% for the third quarter of 2009.  The increase in the net loss ratio was due primarily to continued geographic expansion as the resulting growth has created a larger portion of new and maturing business as compared to our mature legacy business.  Our current accident year loss ratio reflects the near term loss ratio penalty associated with this change in mix of seasoned versus less seasoned business.  During the three months ended September 30, 2010, the Personal Segment reported $0.5 million of unfavorable prior loss development as compared to $0.1 million unfavorable prior year development reported for the same period in 2009.

Corporate

Total revenue for Corporate decreased by $0.6 million for the three months ended September 30, 2010 as compared to the same period the prior year.  This decrease in total revenue was due primarily to gains of $0.3 million recognized on our investment portfolio for the three months ended September 30, 2010 as compared to gains of $0.6 million recognized during the same period in 2009.  Further contributing to this decrease in revenue was lower net investment income of $0.3 million for the three months ended September 30, 2010 as compared to the same period of the prior year.

Corporate pre-tax loss was $1.8 million for the three months ended September 30, 2010 as compared to a $2.2 million pre-tax loss for the same period the prior year.  The decrease in pre-tax loss was the result of a $0.7 million reduction in operating expenses during the third quarter of 2010 as compared to the same period during 2009.   The operating expense reduction for the quarter came primarily from lower professional fees of $0.4 million, lower expense related to stock options granted to employees and directors of $0.3 million, lower salary and related expenses of $0.2 million and lower travel expenses of $0.1 million.  These decreases in operating expenses were partially offset by a $0.4 million recovery of advances for a cancelled start-up program during the third quarter of 2009. In addition further contributing to the lower expenses during the third quarter of 2010 as compared to the same period during 2009 was decreased amortization of intangible assets of $0.2 million. Decreased revenue discussed above partially offset the decreased operating expenses.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

The following is additional business segment information for the nine months ended September 30, 2010 and 2009 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Nine Months Ended September 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$52,487	$115,286	$74,932	$-	$242,705

Gross premiums written	52,475	119,831	74,932	-	247,238
Ceded premiums written	(3,092)	(26,062)	(109)	-	(29,263)
Net premiums written	49,383	93,769	74,823	-	217,975
Change in unearned premiums	200	(1,288)	(9,518)	-	(10,606)
Net premiums earned	49,583	92,481	65,305	-	207,369

Total revenues	52,510	97,503	71,386	6,328	227,727

Losses and loss adjustment expenses	39,451	58,415	48,583	-	146,449

Pre-tax income (loss), net of
non-controlling interest	(3,043)	9,829	4,525	(2,255)	9,056

Net loss ratio (2)	79.6%	63.2%	74.4%		70.6%
Net expense ratio (2)	31.9%	29.2%	21.7%		29.5%
Net combined ratio (2)	111.5%	92.4%	96.1%		100.1%

	Nine Months Ended September 30, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$56,881	$110,598	$54,968	$-	$222,447

Gross premiums written	56,881	108,696	54,968	-	220,545
Ceded premiums written	(3,331)	(13,383)	-	-	(16,714)
Net premiums written	53,550	95,313	54,968	-	203,831
Change in unearned premiums	419	(13,692)	(4,571)	-	(17,844)
Net premiums earned	53,969	81,621	50,397	-	185,987

Total revenues	57,783	97,601	54,971	3,202	213,557

Losses and loss adjustment expenses	33,890	48,422	33,240	-	115,552

Pre-tax income (loss), net of
non-controlling interest	5,987	14,280	7,738	(6,960)	21,045

Net loss ratio (2)	62.8%	59.3%	66.0%		62.1%
Net expense ratio (2)	32.4%	30.0%	21.4%		30.8%
Net combined ratio (2)	95.2%	89.3%	87.4%		92.9%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $52.5 million for the nine months ended September 30, 2010, which was $4.4 million, or 8%, less than the $56.9 million reported for the same period in 2009.  Net premiums written were $49.4 million for the nine months ended September 30, 2010 as compared to $53.6 million reported for the same period in 2009.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $52.5 million for the nine months ended September 30, 2010 was $5.3 million less than the $57.8 million reported during the same period in 2009.  This 9% decrease in total revenue was primarily due to lower net premiums earned of $4.4 million, decreased profit sharing commission of $0.5 million related to unfavorable loss development on prior treaty years and lower net investment income of $0.4 million.

Our Standard Commercial Segment reported a pre-tax loss of $3.0 million for the nine months ended September 30, 2010 as compared to pre-tax income of $6.0 million for the same period of 2009. Higher loss and LAE of $5.6 million, primarily as a result of weather related losses and unfavorable prior year development, and decreased revenue contributed to this pre-tax loss reported for the nine months ended September 30, 2010. Partially offsetting the decline in results were lower operating expenses of $1.8 million driven by lower general and administrative costs and lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 79.6% for the nine months ended September 30, 2010 as compared to 62.8% for 2009. The gross loss ratio before reinsurance for the nine months ended September 30, 2010 was 83.2% as compared to the 62.7% reported for the same period of 2009.  The higher gross and net loss ratio for the nine months ended September 30, 2010 was impacted by an increased number of large property losses, including weather related losses.  Further contributing to the higher gross and net loss ratio during the nine months ended September 30, 2010 was unfavorable loss reserve development of $4.1 million, as compared to favorable development of $0.2 million for the same period during 2009.

Specialty Commercial Segment

 The $97.5 million of total revenue for the Specialty Commercial Segment during the nine months ended September 30, 2010 was $0.1 million lower than the $97.6 million reported for the same period in 2009. This decrease in revenue was primarily comprised of lower commission and fee income of $11.6 million primarily related to the shift from a third party agency structure to an insurance underwriting structure. Decreased finance charges of $0.2 million further contributed to this decrease in revenue. This decrease in revenue was partially offset by increased net premiums earned of $10.9 million as a result of the increased retention of business in our E&S Commercial business unit and increased earned premium in our Excess & Umbrella business unit and increased net investment income of $0.9 million.

Pre-tax income for the Specialty Commercial Segment of $9.8 million for the first nine months of 2010 was $4.5 million lower than the $14.3 million reported for the same period in 2009.  The decrease in pre-tax income was primarily due to decreased revenue and higher loss and LAE expenses of $10.0 million.  The decrease in pre-tax income was partially offset by lower operating expenses of $6.1 million.  The decrease in operating expense was the combined result of (i)lower production related expenses of $6.2 million due primarily to lower commission expense and fronting fees in our E&S Commercial business unit as we began direct writing and retaining 100% of this business during 2009, and to increased quota share ceding commissions in our Excess & Umbrella business unit due to increased ceded premiums, (ii) lower salary and related expenses of $0.3 million, partially offset by (iii) increased other operating expenses of $0.4 million, primarily due to increased professional fees. In addition increased amortization of intangible assets of $0.5 million related to our acquisition of CYR on June 5, 2009 further contributed to the decrease in pre-tax income.

The Specialty Commercial Segment reported a net loss ratio of 63.2% for the nine months ended September 30, 2010 as compared to 59.3% for the same period during 2009.  The higher net loss ratio was impacted by (i) late emerging general liability claims and (ii) increased volatility in large general liability claims, aircraft hull losses and commercial automobile claims (partially weather related) in the current accident year. The Specialty Commercial Segment reported $1.7 million of unfavorable prior year development for the nine months ended September 30, 2010 as compared to $3.9 million of unfavorable development for the same period during 2009.

Personal Segment

Net premiums written for our Personal Segment increased $19.8 million during the first nine months of 2010 to $74.8 million as compared to $55.0 million for the first nine months of 2009.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 30% to $71.4 million for the first nine months of 2010 from $55.0 million for the first nine months of 2009.  Higher earned premium of $14.9 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $1.2 million and net investment income of $0.3 million further contributed to the increase in revenue during the first nine months of 2010.

Pre-tax income for the Personal Segment was $4.5 million for the nine months ended September 30, 2010 as compared to $7.7 million for the same period of 2009.  Increased revenue was offset by increased losses and LAE of $15.3 million and increased operating expenses of $4.2 million due mostly to increased production and salary expense related to continued geographic expansion.

The Personal Segment reported a net loss ratio of 74.4% for the nine months ended September 30, 2010 as compared to 66.0% for the same period of 2009.  The increase in the net loss ratio was due primarily to continued geographic expansion as the resulting growth has created a larger portion of new and maturing business as compared to our mature legacy business.  Our current accident year loss ratio reflects the near term loss ratio penalty associated with this change in mix of seasoned versus less seasoned business.  During the nine months ended September 30, 2010, the Personal Segment reported $1.2 million of unfavorable prior loss development driven in large part by legal expense related to a 2001 bad faith claim as compared to $0.2 million favorable prior year development reported for the same period in 2009.

Corporate

Total revenue for Corporate increased by $3.1 million for the nine months ended September 30, 2010 as compared to the same period the prior year.  This increase in total revenue was due primarily to gains of $5.8 million recognized on our investment portfolio for the nine months ended September 30, 2010 as compared to $1.1 million of gains recognized during the same period in 2009.  This increase in revenue was offset by lower net investment income of $1.5 million for the nine months ended September 30, 2010 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.3 million for the nine months ended September 30, 2010 as compared to a $7.0 million pre-tax loss for the same period the prior year.  The decrease in pre-tax loss was the result of increased revenue, as well as a $1.4 million reduction in operating expenses.  The reduction in operating expenses during the nine months ended September 30, 2010 as compared to the same period in the prior year came primarily from lower expense related to stock options granted to employees and directors of $0.6 million, lower professional fees of $0.5 million and lower salary and related expenses of $0.3 million.  In addition further contributing to the lower expenses was decreased amortization of intangible assets of $0.2 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of September 30, 2010, Hallmark had $12.9 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $4.0 million as of September 30, 2010.  As of that date, our insurance subsidiaries held $65.1 million of cash and cash equivalents as well as $360.2 million in debt securities with an average modified duration of 2.7 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC, domiciled in Texas, is limited in the payment of dividends in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds.  HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance.  HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department.  During 2010, our insurance company subsidiaries’ ordinary dividend capacity is $19.4 million, of which $15.9 million is available to Hallmark.  As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2010 or the 2009 fiscal year.

Comparison of September 30, 2010 to December 31, 2009

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2010 were $486.2 million compared to $439.9 million at December 31, 2009.  An increase in the fair market value of our investment portfolio for the period and cash from operating activities were the primary reasons for this increase.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Net cash provided by our consolidated operating activities was $28.9 million for the first nine months of 2010 compared to $45.7 million for the first nine months of 2009.  The decrease in operating cash flow was primarily due to higher paid losses and lower collected ceding commissions, partially offset by more collected premiums.

Net cash used in investing activities during the first nine months of 2010 was $59.1 million as compared to $13.8 million for the same period in 2009.  Contributing to the increase in cash used in investing activities were an increase of $82.9 million in purchases of debt and equity securities, partially offset by a $34.6 million increase in maturities, sales and redemptions of investment securities during 2010.

Cash used in financing activities during the first nine months of 2010 was $0.1 million as compared to $6.6 million for the same period of 2009.  The cash used during the first nine months of 2009 was primarily for the payment of a note payable by our premium finance operation and for the repurchase of the Company’s common stock.

Credit Facilities

           Our First Restated Credit Agreement with The Frost National Bank was most recently amended effective May 27, 2010 to extend the term of the facility until May 27, 2012, provide for the repayment of all amounts outstanding at termination on or before April 30, 2015, reduce the revolving commitment to $5.0 million from $25.0 million and eliminate the credit sub-facility for premium finance operations. This amendment further revised various affirmative and negative covenants and changed the interest rate, at our election, to either the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of September 30, 2010, we were in compliance with or had obtained waivers of all of our covenants.  As of September 30, 2010, we had $2.8 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2010, the balance of our Trust II subordinated debt was $25.8 million.

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

4(l)
Seventh Amendment to First Restated Credit Agreement dated May 27, 2010, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2010).

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: November 10, 2010	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2010	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and
Senior Vice President
(Principal Financial Officer)