Form 10-K
period 2010-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2011-03-15
CIK 819913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	DECEMBER 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________________

Commission file number   001-11252
Hallmark Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 1000, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (817) 348-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.18 par value	Nasdaq Global Market

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
Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $115,601,209

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 20,124,169 shares of common stock, $.18 par value per share, outstanding as of March 14, 2010.

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

PART I

Item 1. Business.

Who We Are

We are a diversified property/casualty insurance group that serves businesses and individuals in specialty and niche markets.  We offer standard commercial insurance, specialty commercial insurance and personal insurance in selected market subcategories that are characteristically low-severity and short-tailed risks.  We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge.  We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing.  The insurance policies we produce are written by our five insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products through five business units, each of which has a specific focus.   Our Standard Commercial business unit (formerly known as our AHIS Operating Unit) primarily handles standard commercial insurance, our E&S Commercial business unit (formerly known as our TGA Operating Unit) concentrates on excess and surplus lines commercial insurance, our General Aviation business unit (formerly known as our Aerospace Operating Unit) specializes in general aviation insurance, our Excess & Umbrella business unit (formerly known as our Heath XS Operating Unit) handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and our Personal Lines business unit (formerly known as our Personal Lines Operating Unit)  focuses on non-standard personal automobile insurance and complementary personal insurance products and services.

Each business unit has its own management team with significant experience in distributing products to its target markets and proven success in achieving underwriting profitability and providing efficient claims management.  Each business unit is responsible for marketing, distribution, underwriting and claims management while we provide capital management, reinsurance, actuarial, investment, financial reporting, technology and legal services and other administrative support at the parent level.   We believe this approach optimizes our operating results by allowing us to effectively penetrate our selected specialty and niche markets while maintaining operational controls, managing risks, controlling overhead and efficiently allocating our capital across business units.

We expect future growth to be derived from organic growth in the premium production of our existing business units and selected opportunistic acquisitions that meet our criteria.  For the year ended December 31, 2010, approximately 89% of the total premium we produced was retained by our insurance company subsidiaries, while the remaining 11% was ceded to unaffiliated insurers.

What We Do

We market standard commercial, specialty commercial and personal property/casualty insurance products, which are tailored to the risks and coverages required by the insured.  We believe that most of our target markets are underserved by larger property/casualty underwriters because of the specialized nature of the underwriting required.  We are able to offer these products profitably as a result of the expertise of our experienced underwriters.  We also believe our long-standing relationships with independent general agencies and retail agents and the service we provide differentiate us from larger property/casualty underwriters.

Our Standard Commercial business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market.  These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages.  Our Standard Commercial business unit currently markets its products through a network of 327 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas and Hawaii.

Our E&S Commercial business unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market.  Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.  Our E&S Commercial business unit focuses on small-to medium-sized commercial businesses and healthcare professionals that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation.  Our E&S Commercial business unit primarily writes general liability, commercial automobile and commercial property.  In addition, our E&S Commercial business unit markets medical professional liability insurance on an excess and surplus lines basis.  Our E&S Commercial business unit markets its products in 24 states through 12 wholesale brokers and 63 general agency offices, as well as 439 independent retail agents in Texas and Oregon.

Our General Aviation business unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports. The aircraft liability and hull insurance products underwritten by our General Aviation business unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier.  Airport liability insurance is marketed to smaller, regional airports.  Our General Aviation business unit markets these general aviation insurance products through 197 independent specialty brokers in 47 states.

Our Excess & Umbrella business unit offers small and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Excess & Umbrella business unit markets its products through 107 wholesale brokers in all 50 states.

Our Personal Lines business unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources.  Our Personal Lines business unit also provides personal products complementary to non-standard personal automobile such as low value dwelling/homeowners, renters, motorcycle policies and business auto. Our Personal Lines business unit markets these policies through 5,571 independent retail agents in 28 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”) and Hallmark National Insurance Company (“HNIC”). We acquired HNIC from State Auto Financial Corporation on December 31, 2010.  Simultaneous with the closing of the acquisition, HNIC entered into reinsurance contracts with an affiliate of the seller, State Auto Property & Casualty Insurance Company (“SAPCI”), pursuant to which SAPCI will handle all claims and assume all liabilities arising under policies issued by HNIC prior to closing and a portion of the liabilities during a transition period of up to six months following the closing. AHIC, HIC, and HSIC have entered into a pooling arrangement, pursuant to which AHIC retains 46.0% of the net premiums written by any of them, HIC retains 34.1% of the net premiums written by any of them and HSIC retains 19.9% of the net premiums written by any of them.  A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these three insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these three insurance company subsidiaries.  Also, A.M. Best has assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of HCM and HNIC.

Our five business units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment presently consists solely of the Standard Commercial business unit and the Personal Segment presently consists solely of our Personal Lines business unit.  The Specialty Commercial Segment includes our E&S Commercial business unit, General Aviation business unit, and Excess & Umbrella business unit.  The following table displays the gross premiums produced by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2010, 2009 and 2008, as well as the gross premiums written and net premiums written by our insurance subsidiaries for these reportable segments for the same periods.

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Gross Premiums Produced (1):
Standard Commercial Segment	$67,844	$72,512	$80,193
Specialty Commercial Segment (2)	151,721	144,230	146,054
Personal Segment	95,292	71,708	60,834
Total	$314,857	$288,450	$287,081

Gross Premiums Written:
Standard Commercial Segment	$67,832	$72,512	$80,190
Specialty Commercial Segment (2)	157,849	143,338	102,825
Personal Segment	95,292	71,708	60,834
Total	$320,973	$287,558	$243,849

Net Premiums Written:
Standard Commercial Segment	$63,572	$68,082	$75,361
Specialty Commercial Segment (2)	122,973	121,950	98,732
Personal Segment	95,096	71,708	60,834
Total	$281,641	$261,740	$234,927

(1) Produced premium is a non-GAAP measurement that management uses to track total premium produced by our operations.  Produced premium excludes unaffiliated third party premium fronted on our HCM subsidiary.  We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.

(2) The Excess & Umbrella business unit included in the Specialty Commercial Segment was acquired effective August 29, 2008.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our business units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our business units and the business units included in each reportable segment as of December 31, 2010.

Standard Commercial Segment / Standard Commercial Business Unit

The Standard Commercial Segment of our business presently consists solely of our Standard Commercial business unit.  Our Standard Commercial business unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas and Hawaii.  The subsidiaries comprising our Standard Commercial business unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company.  American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results.  The typical customer is a small-to medium-sized business with a policy that covers property, general liability and automobile exposures.  Our Standard Commercial business unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures.  ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services.  Products offered by our Standard Commercial business unit include the following:

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

Our Standard Commercial business unit markets its property/casualty insurance products through 327 independent agencies operating in its target markets.  Our Standard Commercial business unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity.  Our Standard Commercial business unit also strives to provide its independent agents with convenient access to product information and personalized service.  As a result, the Standard Commercial Segment has historically maintained excellent relationships with its producing agents, as evidenced by the 25-year average tenure of the 13 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2010.  During 2010, the top ten agency groups produced approximately 37%, and no individual agency group produced more than 9%, of the total premium volume of our Standard Commercial business unit.

Our Standard Commercial business unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy. Umbrella policies are written only when our Standard Commercial business unit also writes the insured’s underlying general liability and commercial automobile coverage. Through December 31, 2005, our Standard Commercial business unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer.  Our Standard Commercial business unit earns a commission based on a percentage of the earned premium it produced for Clarendon.  The commission percentage is determined by the underwriting results of the policies produced.   Our Standard Commercial business unit presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our Standard Commercial business unit are for a term of 12 months.  If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that requires the insured to pay 20% or 25% down and the remaining payments over eight months.  We charge a flat $7.50 installment fee per payment for the installment payment plan.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our E&S Commercial business unit, our General Aviation business unit, and our Excess & Umbrella business unit. During 2010, our E&S Commercial business unit accounted for approximately 67% of the aggregate premiums produced by the Specialty Commercial Segment, with our Excess & Umbrella business unit and General Aviation business unit accounting for 18% and 15%, respectively.

E&S Commercial business unit.  Our E&S Commercial business unit markets, underwrites, finances and services commercial lines insurance in 24 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis.  In addition, our E&S Commercial business unit markets medical professional liability insurance on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.  The subsidiaries comprising our E&S Commercial business unit include TGA, which is a regional managing general agency, TGASRI, and PAAC, which provides premium financing for policies marketed by TGA and certain unaffiliated general and retail agents. TGA accounts for approximately 98% of the premium volume financed by PAAC.

Our E&S Commercial business unit focuses on small-to medium-sized commercial businesses and healthcare professionals that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation.  During 2010, commercial automobile and general liability approximated 70% and 26%, respectively, of the premiums produced by our E&S Commercial business unit.  Target risks for commercial automobile insurance are small-to medium-sized businesses with ten or fewer vehicles, which include artisan contractors, local light-to medium-service vehicles and retail delivery vehicles. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures.  Target risks for commercial property insurance are low-to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000.  Target risks for medical professional liability insurance are medical entities and healthcare professionals, including physicians, surgeons and podiatrists. The commercial insurance products offered by our E&S Commercial business unit include the following:

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

●
Medical professional liability.  Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities.

Our E&S Commercial business unit produces business in 24 states through 12 wholesale brokers and a network of 63 general agency offices, as well as 439 independent retail agents in Texas and Oregon.   Our E&S Commercial business unit strives to simplify the placement of its excess and surplus lines policies by providing prompt quotes and signature-ready applications to its independent agents. During 2010, general agents produced 79%, retail agents produced 19% and wholesale brokers produced 2% of total premiums produced by our E&S Commercial business unit. During 2010, the top ten general agents produced approximately 38%, and no general agent produced more than 8%, of the total premium volume of our E&S Commercial business unit.  During the same period, the top ten retail agents produced approximately 6%, and no retail agent produced more than 1%, of the total premium volume of our E&S Commercial business unit.

Through 2008, all business of our E&S Commercial business unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), which granted our E&S Commercial business unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims.  We assumed 70% of the risk under this arrangement in 2008.  In 2009, our E&S Commercial business unit wrote a portion of its policies under a fronting arrangement with Republic pursuant to which we assumed 100% of the risk.  Commission revenue was generated under the fronting agreement on the portion of premiums not assumed by AHIC.  An additional commission may be earned if certain loss ratio targets are met. Additional revenue was generated from fully earned policy fees and installment billing fees charged on the legacy personal lines products.  During 2010, in states where we were not yet licensed to offer a non-admitted medical professional liability product, we utilized a fronting arrangement with a third party pursuant to which we assumed all of the risk and then retroceded a portion of the risk to third party reinsurers.

The majority of the commercial policies written by our E&S Commercial business unit are for a term of 12 months.  Exceptions include a few commercial automobile policies that are written for a term that coincides with the annual harvest of crops and special event general liability policies that are written for the term of the event, which is generally one to two days.  Commercial lines policies are paid in full up front or financed with various premium finance companies, including PAAC.

General Aviation business unit.  Our General Aviation business unit markets, underwrites and services general aviation property/casualty insurance in 47 states.  The subsidiaries comprising our General Aviation business unit include Aerospace Insurance Managers, which markets standard aviation coverages, ASRI, which markets excess and surplus lines aviation coverages, and ACMG, which handles claims management.  Aerospace Insurance Managers is one of only a few similar entities in the U.S. and has focused on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses.  Products offered by our General Aviation business unit include the following:

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

Our General Aviation business unit generates its business through 197 aviation specialty brokers.  These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our General Aviation business unit selectively determines the risks fitting its target niche for which it will prepare a quote.  During 2010, the top ten independent specialty brokers produced approximately 30%, and no broker produced more than 6% of the total premium volume of our General Aviation business unit.

Our General Aviation business unit independently develops, underwrites and prices each coverage written.  We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft.  We also target pilots who may be over the age limits of other insurers.  We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing.  Liability limits are controlled, with approximately 90% of the aircraft written in 2010 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less.  The average insured aircraft hull value for aircraft written in 2010 was approximately $161,800.  All general aviation policies produced by our General Aviation business unit are written through our insurance company subsidiaries.

Excess & Umbrella business unit. Our Excess & Umbrella business unit markets, underwrites and services small and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis in all 50 states.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the primary carrier’s limits of liability.  The principal focus of the Excess & Umbrella business unit is transportation, specifically trucking for hire, specialty automobile and non-fleet automobile coverage.  The Excess & Umbrella business unit also provides umbrella and excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service.

The majority of insurance policies written by our Excess & Umbrella business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies.  Policy premiums are due in full 30 days from the inception date of the policy.

Our Excess & Umbrella business unit markets its products through 107 wholesale brokers covering all 50 states.  During 2010, the top ten wholesale brokers accounted for 54% of our Excess & Umbrella business unit premium volume, with no single wholesale broker accounting for more than 17%.  During 2010, commercial excess liability risks accounted for 96% of the premiums produced by our Excess & Umbrella business unit, with the remaining 4% coming from commercial umbrella risks.  The commercial insurance products offered by our Excess & Umbrella business unit include the following:

•
Commercial excess liability risks.   Liability insurance designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of commercial automobile, general liability and employers liability insurance.  The excess insurance does not begin until the limits of liability in the primary layer have been exhausted.  The excess layer provides not only higher limits, but catastrophic protection from large losses.

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

Through June 30, 2009, our Excess & Umbrella business unit wrote policies under a fronting arrangement with a third party pursuant to which we assumed 35% of the risk. Effective July 1, 2009, in states where we are admitted, we directly insure policies written by our Excess & Umbrella business unit and reinsure a portion of the risk with third party carriers.  In states where we are not admitted, our Excess & Umbrella business unit writes policies under a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We presently reinsure or retrocede 80% of the risk on policies written by our Excess & Umbrella business unit.

Personal Segment / Personal Lines Business Unit

The Personal Segment of our business presently consists solely of our Personal Lines business unit.  Our Personal Lines business unit markets and services non-standard personal automobile policies and low value dwelling/homeowners, renters and motorcycle coverage in 28 states.  We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources.  Products offered by our Personal Lines business unit include the following:

●
Personal automobile. Personal automobile insurance is the primary product offered by our Personal Lines business unit.  Our policies typically provide coverage to individuals for bodily injury and property damage at the minimum limits required by law, and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.

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

●
Business auto.  Business auto insurance provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils.  The business auto coverage is offered by the Personal Lines business unit as an alternative to a personal automobile policy rated with business use for one or more vehicles included on the policy.

Our Personal Lines business unit markets its non-standard personal automobile, motorcycle, business auto and property policies through 5,571 independent agents operating in its target geographic markets.  Non-standard automobile represented 88% of the premiums produced during 2010. Subject to certain criteria, our Personal Lines business unit seeks to maximize the number of agents appointed in each geographic area in order to more effectively penetrate its highly competitive markets. However, our Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2010, the top ten independent agency groups produced approximately 12%, and no individual agency group produced more than 2%, of the total premium volume of our Personal Lines business unit.

During 2010, personal automobile liability coverage accounted for approximately 85% and personal automobile physical damage coverage accounted for the remaining 15% of the total non-standard automobile premiums produced by our Personal Lines business unit.  American Hallmark General Agency, Inc. currently offers one-, two-, three-, six- and twelve-month policies.   Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance.  Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis.  We charge installment fees for each payment under the direct bill program.

Our Personal Lines business unit markets non-standard personal automobile, low value/dwelling homeowners, renters, business auto and motorcycle policies in 28 states directly for HIC and AHIC.  In Texas, our Personal Lines business unit markets its policies both through reinsurance arrangements with unaffiliated companies and directly for HIC, AHIC, and HCM. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”) pursuant to which American Hallmark General Agency, Inc. holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies.  HIC reinsures 100% of the OACM policies produced by American Hallmark General Agency, Inc. under these reinsurance arrangements.  During the third quarter of 2009, HCM began fronting business previously written through OACM.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•
Specialized market knowledge and underwriting expertise.  All of our business units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products.  Our Personal Lines business unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our Standard Commercial business unit has significant underwriting experience in its target markets for standard commercial property/casualty insurance products.  In addition, our E&S Commercial business unit, General Aviation business unit, and Excess & Umbrella business unit have developed specialized underwriting expertise, which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

•
Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates.  These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit.  As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds.  We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.

•
Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions at the business unit level allows us to provide superior service to both our independent agents and insured customers.  The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the independent agents who sell our policies.  We also believe our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•
Market diversification.  We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks.  We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among three of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities.  We believe this market diversification reduces our risk profile and enhances our profitability.

•
Experienced management team.  Our senior corporate management has an average of over 20 years of insurance experience.  In addition, our business units have strong management teams, with an average of more than 20 years of insurance industry experience for the heads of our business units and an average of more than 15 years of underwriting experience for our underwriters.  Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance.  In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We are striving to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

•
Focusing on underwriting discipline and operational efficiency.  We seek to consistently generate an underwriting profit on the business we write in hard and soft markets.  Our business units have a strong track record of underwriting discipline and operational efficiency, which we seek to continue.  We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share.  In contrast, we seek to write business based on its profitability rather than focusing solely on premium production.  To that end, we provide financial incentives to many of our underwriters and independent agents based on underwriting profitability.

•
Achieving organic growth in our existing business lines.  We believe we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base.  We believe our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets.  We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency.  In addition, we believe there is an opportunity for some of our business units to further penetrate their existing customer bases with additional products offered by other business units.

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

•
Maintaining a strong balance sheet. We seek to maintain a strong balance sheet by employing conservative investment, reinsurance and reserving practices and to measure our performance based on long-term growth in book value per share.

Distribution

We market our property/casualty insurance products solely through independent general agents, retail agents and specialty brokers.  Therefore, our relationships with independent agents and brokers are critical to our ability to identify, attract and retain profitable business.  Each of our business units has developed its own tailored approach to establishing and maintaining its relationships with these independent distributors of our products.  These strategies focus on providing excellent service to our agents and brokers, maintaining a consistent presence in our target niche and specialty markets through hard and soft market cycles and fairly compensating the agents and brokers who market our products.  Our business units also regularly evaluate independent general and retail agents based on the underwriting profitability of the business they produce and their performance in relation to our objectives.

Except for the products of our General Aviation business unit and our Excess & Umbrella business unit, the distribution of property/casualty insurance products by our business segments is geographically concentrated.  For the twelve months ended December 31, 2010, five states accounted for approximately 67% of the gross premiums retained by our insurance company subsidiaries.  The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2010.

	Direct and Assumed Premiums Written
	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
		(dollars in thousands)

Texas	$24,989	$95,299	$22,722	$143,010	44.6%
Florida	-	3,494	16,136	19,630	6.1%
New Mexico	9,267	701	7,973	17,941	5.6%
Oregon	15,024	891	1,481	17,396	5.4%
Louisiana	-	14,787	1,185	15,972	5.0%
All other states	18,552	42,677	45,795	107,024	33.3%

Total gross premiums written	$67,832	$157,849	$95,292	$320,973
Percent of total	21.1%	49.2%	29.7%	100.0%

Underwriting

The underwriting process employed by our business units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept.  Each of our business units offering commercial, healthcare professionals or aviation insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that business unit.  We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial, healthcare professional and aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective business units.

We believe that managing the underwriting process through our business units capitalizes on the knowledge and expertise of their personnel in specific markets and results in better underwriting decisions.  All of our underwriters have established limits of underwriting authority based on their level of experience.  We also provide financial incentives to many of our underwriters based on underwriting profitability.

To better diversify our revenue sources and manage our risk, we seek to maintain an appropriate business mix among our business units. At the beginning of each year, we establish a target net loss ratio for each business unit. We then monitor the actual net loss ratio on a monthly basis. If any line of business fails to meet its target net loss ratio, we seek input from our underwriting, actuarial and claims management personnel to develop a corrective action plan.  Depending on the particular circumstances, that plan may involve tightening underwriting guidelines, increasing rates, modifying product structure, re-evaluating independent agency relationships or discontinuing unprofitable coverages or classes of risk.

An insurance company’s underwriting performance is traditionally measured by its statutory loss and loss adjustment expense ratio, its statutory expense ratio and its statutory combined ratio.  The statutory loss and loss adjustment expense ratio, which is calculated as the ratio of net losses and loss adjustment expenses (“LAE”) incurred to net premiums earned, helps to assess the adequacy of the insurer’s rates, the propriety of its underwriting guidelines and the performance of its claims department.  The statutory expense ratio, which is calculated as the ratio of underwriting and operating expenses to net premiums written, assists in measuring the insurer’s cost of processing and managing the business.  The statutory combined ratio, which is the sum of the statutory loss and LAE ratio and the statutory expense ratio, is indicative of the overall profitability of an insurer’s underwriting activities, with a combined ratio of less than 100% indicating profitable underwriting results.

The following table shows, for the periods indicated, (i) our gross premiums written (in thousands); and (ii) our underwriting results as measured by the net statutory loss and LAE ratio, the statutory expense ratio, and the statutory combined ratio.

	Year Ended December 31,
	2010	2009	2008
Gross premiums written	$320,973	$287,558	$243,849

Statutory loss & LAE ratio	75.0%	63.6%	63.4%
Statutory expense ratio	33.3%	32.2%	30.9%
Statutory combined ratio	108.3%	95.8%	94.3%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities.  State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%.  For the years ended December 31, 2010, 2009 and 2008, our consolidated premium-to-surplus ratios were 154%, 150% and 170%, respectively.

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

Each of our business units maintains its own dedicated staff of specialized claims personnel to manage and administer claims arising under policies produced through their respective operations.  The claims process is managed through a combination of experienced claims managers, seasoned claims supervisors, trained staff adjusters and independent adjustment or appraisal services, when appropriate. All adjusters are licensed in those jurisdictions for which they handle claims that require licensing. Limits on settlement authority are established for each claims supervisor and staff adjuster based on their level of experience.  Independent adjusters have no claim settlement authority.  Claim exposures are periodically and systematically reviewed by claim supervisors and managers as a method of quality and loss control.  Large loss exposures are reviewed at least quarterly with senior management of the business unit and monitored by Hallmark senior management.

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2010, our business units had a total of 67 claims managers, supervisors and adjusters with an average experience of approximately 15 years.

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

Changes in loss development patterns and claim payments can significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses.  We seek to continually improve our loss estimation process by refining our ability to analyze loss development patterns, claim payments and other information within a legal and regulatory environment that affects development of ultimate liabilities. Future changes in estimates of claim costs may adversely affect future period operating results.  However, such effects cannot be reasonably estimated currently.

Reconciliation of reserve for unpaid losses and LAE.  The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2010, 2009 and 2008, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2010, 2009 and 2008.

	As of and for Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$176,250	$150,025	$120,849

Provision for losses and LAE for claims occurring in the current period	193,354	151,999	146,059

Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	9,190	1,620	(1,815)

Payments for losses and LAE, net of reinsurance:
Current period	(91,424)	(62,584)	(64,610)
Prior periods	(73,647)	(64,810)	(50,458)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	213,723	176,250	150,025

Reinsurance recoverable on unpaid losses and LAE at December 31	37,954	8,412	6,338

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$251,677	$184,662	$156,363

The $9.2 million and $1.6 million unfavorable development and $1.8 million favorable development in prior accident years recognized in 2010, 2009 and 2008, respectively, represent normal changes in our loss reserve estimates. In 2010 and 2009, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2008, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $9.2 million increase in reserves for unpaid losses and LAE recognized in 2010 was attributable to $5.4 million unfavorable development on claims incurred in the 2009 accident year, $0.6 million unfavorable development on claims incurred in the 2008 accident year and $3.2 million unfavorable development on claims incurred in the 2007 and prior accident years.  Our Standard Commercial business unit, E&S Commercial business unit, Excess and Umbrella business unit and Personal Lines business unit accounted for $4.6 million, $1.6 million, $0.1 million and $3.1 million of the increase in reserves recognized during 2010, partially offset by a $0.2 million decrease in reserves for our General Aviation business unit.  The increase in reserves for our Standard Commercial business unit was largely driven by unfavorable claims development in the 2009 accident year due to late developing large property claims, including weather related claims.  Further contributing to the increase in reserves for our Standard Commercial business unit was unfavorable claims development in the 2007 and prior accident years driven by large loss development in property claims coupled with modest increases in general liability. The increase in reserves for our E&S Commercial business unit was primarily the result of unfavorable development due to modest increases in 2008 hurricane claims and strengthening in general liability case reserves in the 2007 and prior accident years.  The increase in reserves for our Personal Lines business unit was primarily the result of unfavorable claims development in the 2009 and 2008 accident years mostly due to geographic expansion and the settlement of bad faith claims from the 2002 and 2001 accident years.

The $1.6 million increase in reserves for unpaid losses and LAE recognized in 2009 was attributable to $2.0 million unfavorable development on claims incurred in the 2008 accident year, $0.7 million favorable development on claims incurred in the 2007 accident year and $0.3 million unfavorable development on claims incurred in the 2006 and prior accident years. Our E&S Commercial business unit and General Aviation business unit accounted for $4.1 million and $0.3 million of the increase in reserves recognized during 2009, partially offset by a $1.8 million and $1.0 million decrease in reserves for our Standard Commercial business unit and Personal Lines business unit.  The increase in reserves for our E&S Commercial business unit was largely driven by the development on a small number of commercial auto liability claims in which later reporting of medical information resulted in increased case reserves on claims with similar fact patterns. The decrease in reserves for our Standard Commercial business unit was primarily the result of favorable claims development in the 2006 through 2008 accident years with respect to general liability, partially offset by a commercial package liability claim in accident year 2005. The decrease in reserves for our Personal Lines business unit was primarily the result of favorable claims development in accident years 2007 and 2008 as well as a loss recovery from the 2002 accident year.

The $1.8 million decrease in reserves for unpaid losses and LAE recognized in 2008 was attributable to $0.7 million favorable development on claims incurred in the 2007 accident year, $0.9 million favorable development on claims incurred in the 2006 accident year and $0.2 million favorable development on claims incurred in the 2005 and prior accident years.  Our Standard Commercial business unit and Personal Lines business unit accounted for $2.4 million and $0.7 million, respectively, of the decrease in reserves recognized in 2008, partially offset by a $1.5 million increase in reserves in our E&S Commercial business unit.  The decrease in reserves for our Standard Commercial business unit was primarily the result of favorable claims development in the 2007 accident year with respect to the commercial automobile physical damage and commercial property lines of business, offset somewhat by unfavorable development in accident year 2005 with respect to commercial package liability coverage.  The decrease in reserves for our Personal Lines business unit was primarily the result of favorable claims development in accident year 2006.  The increase in reserves for our E&S Commercial business unit was primarily the result of unfavorable claims development in accident years 2006 and 2007 attributable to a small number of larger than normal commercial automobile liability claims, partially offset by favorable claims development on the general liability line of business in accident years 2005 through 2007.

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2000 through 2010.  Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us.  Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/Deficiency (Section C of the table) represents the aggregate change in the estimates over all prior years.  Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT
As of and for Year Ended December 31

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(dollars in thousands)

A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$7,451	$7,919	$8,411	$21,197	$17,700	$25,997	$72,801	$120,849	$150,025	$176,250	$213,723

B. Net reserve re-estimated as of:
One year later	7,974	8,096	8,875	20,003	15,300	24,820	66,387	119,034	151,645	185,440
Two years later	7,863	8,620	8,881	19,065	15,473	24,903	68,490	118,646	155,155
Three years later	7,773	8,856	8,508	19,698	13,962	23,144	68,809	120,444
Four years later	7,901	8,860	8,446	18,551	14,166	23,455	69,847
Five years later	7,997	8,855	8,478	18,769	13,163	24,425
Six years later	7,999	8,884	8,461	17,784	17,857
Seven years later	8,026	8,669	7,949	18,521
Eight years later	8,014	8,855	7,950
Nine years later	8,007	8,855
Ten years later	8,007

C. Net cumulative redundancy (deficiency)	(556)	(936)	461	2,676	(157)	1,572	2,954	405	(5,130)	(9,190)

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	5,377	5,691	5,845	12,217	8,073	16,721	30,061	50,458	64,810	73,647
Two years later	7,070	7,905	7,663	15,814	12,004	22,990	46,860	78,314	95,385
Three years later	7,584	8,603	8,228	18,162	13,113	24,562	58,322	93,286
Four years later	7,810	8,798	8,374	17,997	13,750	9,014	65,084
Five years later	7,960	8,821	8,417	18,415	13,102	28,833
Six years later	7,970	8,853	8,439	17,735	17,498
Seven years later	7,995	8,869	7,949	18,083
Eight years later	8,014	8,855	7,950
Nine years later	8,007	8,855
Ten years later	8,007

Net reserve-December 31	7,451	7,919	8,411	21,197	17,700	25,997	72,801	120,849	150,025	176,250	213,723
Reinsurance recoverables	14,847	12,170	9,256	7,259	1,948	324	4,763	4,489	6,338	8,412	37,954
Gross reserve-December 31	22,298	20,089	17,667	28,456	19,648	26,321	77,564	125,338	156,363	184,662	251,677

Net re-estimated reserve	8,007	8,855	7,950	18,521	17,857	24,425	69,847	120,444	155,155	185,440
Re-estimated reinsurance recoverable	12,334	12,326	10,439	4,990	1,621	1,838	7,259	8,870	7,228	7,723
Gross re-estimated reserve	20,341	21,181	18,389	23,511	19,478	26,263	77,106	129,314	162,383	193,163

Gross cumulative redundancy (deficiency)	$1,957	$(1,092)	$(722)	$4,945	$170	$58	$458	$(3,976)	$(6,020)	$(8,501)

Reinsurance

We reinsure a portion of the risk we underwrite in order to control our exposure to losses and to protect our capital resources.  We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance.  Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits.  Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured.  Reinsurance recoverables are reported after allowances for uncollectible amounts.  We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically.  Reinsurers are selected based on their financial condition, business practices and the price of their product offerings.  Our reinsurance facilities are subject to annual renewal.  In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2010 is with reinsurers that have an A.M. Best rating of “A-” or better.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years.

	Year Ended December 31,
	2010	2009	2008
Gross premiums written	$320,973	$287,558	$243,849
Ceded premiums written	(39,332)	(25,818)	(8,922)
Net premiums written	$281,641	$261,740	$234,927

Gross premiums earned	$314,743	$269,474	$244,656
Ceded premiums earned	(36,472)	(18,402)	(8,336)
Net premiums earned	$278,271	$251,072	$236,320

Reinsurance recoveries	$22,172	$8,975	$11,994

We currently reinsure the following exposures on business generated by our business units:

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•
Excess & Umbrella.  Currently, we purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers.  In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.  Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•
E&S Commercial.  Currently, we purchase proportional reinsurance on our medical professional liability risks where we retain 40% of each risk and cede the remaining 60% to reinsurers.  In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•
Hallmark County Mutual.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•
Hallmark National Insurance Company.  Simultaneous with the December 31, 2010 closing of the acquisition of HNIC by HIC, HNIC entered into reinsurance contracts with an affiliate of the seller, SAPCI, pursuant to which SAPCI will handle all claims and assume all liabilities arising under policies issued by HNIC prior to closing and a portion of the liabilities during a transition period of up to six months following the closing.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations.  Our investment portfolio is composed of fixed-income and equity securities.  As of December 31, 2010, we had total invested assets of $432.4 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2010 would decrease by approximately $9.0 million.  The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2010 and 2009.

	As of December 31, 2010			As of December 31, 2009
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$85,577	22.0%	6.1%	$74,885	25.7%	6.2%
Collateralized corporate bank loans	108,313	27.9%	5.0%	24,664	8.4%	6.4%
Municipal bonds	153,913	39.6%	7.9%	184,793	63.3%	7.9%
US Treasury securities and
obligations of U.S. Government	39,803	10.3%	1.0%	6,836	2.4%	2.5%
Mortgage backed	793	0.2%	5.0%	698	0.2%	5.6%

Total	$388,399	100.0%	6.0%	$291,876	100.0%	7.2%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was BBB+ at December 31, 2010.  The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2010 and 2009:

	As of	As of
	December 31, 2010	December 31, 2009
Rating:
"AAA"	11.5%	13.5%
"AA"	13.8%	13.3%
"A"	18.0%	29.1%
"BBB"	31.5%	19.4%
"BB"	19.6%	7.8%
"B"	3.3%	1.0%
"CCC"	0.0%	1.6%
"NR"	2.3%	14.3%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$34,778	9.0%	$36,563	12.5%
One to five years	201,829	52.0%	138,179	47.4%
Five to ten years	111,519	28.7%	46,335	15.9%
More than ten years	39,480	10.1%	70,101	24.0%
Mortgage-backed	793	0.2%	698	0.2%
Total	$388,399	100.0%	$291,876	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2010, 10.2% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally.  We regularly review our portfolio for declines in value.  For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.  The following table details the net unrealized gain balance by invested asset category as of December 31, 2010.

Net Unrealized
Category	Gain Balance
(in thousands)

Corporate bonds	$2,621
Collaterlized corporate bank loans	1,590
Municipal bonds	579
Equity securities	11,573
U.S. Treasury securities and obligations of U.S. Government	36
Mortgage-backed	43
$16,442

As part of our overall investment strategy, we also maintain an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash.

Technology

The majority of our technology systems are based on products licensed from insurance-specific technology vendors that have been substantially customized to meet the unique needs of our various business units.  Our technology systems primarily consist of integrated central processing computers, a series of server-based computer networks and various communications systems that allow our branch offices to share systems solutions and communicate to the home office in a timely, secure and consistent manner.  We maintain backup facilities and systems through a contract with a leading provider of computer disaster recovery services.  Each business unit bears the information services expenses specific to its operations as well as a portion of the corporate services expenses.  Increases to vendor license and service fees are capped per annum.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.  A.M. Best has pooled its ratings of our AHIC, HIC, and HSIC subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by the three insurance company subsidiaries.  A.M. Best has also assigned a financial strength rating of “A-”  (Excellent) and an issuer credit rating of “a-” to HCM and HNIC.  An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best.  In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry.  According to A.M. Best, there were 3,305 property/casualty insurance companies and 2,091 property/casualty insurance groups operating in North America as of July 16, 2010.  Our Standard Commercial business unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Travelers, Cincinnati Financial Corporation and Liberty Mutual, as well as numerous smaller regional companies.  The primary competition for our E&S Commercial business unit includes such carriers as Dallas National Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Markel, Travelers, The Hartford, Great West Casualty Company, Sentry Insurance and QBE Insurance Group.  Our General Aviation business unit considers its primary competitors to be Houston Casualty Corp., Phoenix Aviation, W. Brown & Company, AIG, Allianz Aviation Managers and Starr Aviation.  The primary competition for our Excess & Umbrella business unit includes such carriers as Lexington Insurance Company, First Mercury Insurance Company, Axis Insurance Company, Gemini Insurance Company and, to a lesser extent, a number of national standard lines carriers such as Travelers and Liberty Mutual. Although our Personal Lines business unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies.  Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage.  We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

AHIC and HCM are domiciled in Texas, HIC is domiciled in Arizona, HSIC is domiciled in Oklahoma and HNIC is domiciled in Ohio.  Therefore, our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance, the Oklahoma Insurance Department and the Ohio Department of Insurance, as well as the applicable insurance department of each state in which we issue policies.  Our insurance company subsidiaries are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the insurance departments of their respective states of domicile and the applicable insurance department of each state in which they write business.  The financial conditions of our insurance company subsidiaries, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile.

Periodic financial and market conduct examinations.  The insurance departments of the states of domicile for our insurance company subsidiaries have broad authority to enforce insurance laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer’s certificate of authority or an agent’s license.  The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations.  Typically, these examinations are conducted every three to five years.  In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues.  The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination, assessment of fines or other penalties against that company.  In extreme cases, including actual or pending insolvency, the insurance department may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent’s business or assets.

Guaranty funds.  All insurance companies are subject to assessments for state-administered funds that cover the claims and expenses of insolvent or impaired insurers.  The size of the assessment is determined each year by the total claims on the fund that year.  Each insurer is assessed a pro rata share based on its direct premiums written in that state.  Payments to the fund may be recovered by the insurer through deductions from its premium taxes over a specified period of years.

Transactions between insurance companies and their affiliates.   Hallmark is also regulated as an insurance holding company by the Texas Department of Insurance, the Arizona Department of Insurance, the Oklahoma Insurance Department and the Ohio Insurance Department.  Financial transactions between Hallmark or any of its affiliates and our insurance company subsidiaries are subject to regulation.  Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is implemented.  State regulators may refuse to approve or may delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled.  As a property/casualty insurance company domiciled in the state of Texas, AHIC may only pay dividends from unassigned surplus funds.  In addition, AHIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders’ surplus as of the prior December 31.  HIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business.  Without prior written approval from the Arizona Department of Insurance, HIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net investment income as of the prior December 31.  HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business.  Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains.  HNIC, domiciled in Ohio, may only pay dividends out of that part of its available surplus funds that is derived from earned surplus to shareholders.  Without prior written approval from the Ohio Department of Insurance, HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31.  As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements.  The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula.  The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action.  As of December 31, 2010, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

Required licensing.  American Hallmark Insurance Services, American Hallmark General Agency, Inc., Hallmark Claims Services, Inc., Aerospace Insurance Managers, TGA, ECM, ACMG and HXS are each subject to and in compliance with the licensing requirements of the department of insurance in each state in which they produce business.  These licenses govern, among other things, the types of insurance coverages, agency and claims services and products that we may offer consumers in these states.  Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. Generally, each state requires one officer to maintain an agent license.  Claims adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business.  Each employed claim adjuster either holds or has applied for the required licenses.  Our premium finance subsidiaries are subject to licensing, financial reporting and certain financial requirements imposed by the Texas Department of Insurance, as well as regulations promulgated by the Texas Office of Consumer Credit Commissioner.

Regulation of insurance rates and approval of policy forms.  The insurance laws of most states in which our subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval.  State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law.  The speed at which we can change our rates depends, in part, on the method by which the applicable state’s rating laws are administered.  Generally, state insurance regulators have the authority to disapprove our rates or request changes in our rates.

Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations that limit an insurance company’s ability to exit a market.  For example, certain states limit an automobile insurance company’s ability to cancel or not renew policies.  Some states prohibit an insurance company from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department.  In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal.  State insurance departments may disapprove a plan that may lead to market disruption.

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

Employees

As of December 31, 2010, we employed 351 people on a full-time basis.  None of our employees are represented by labor unions.  We consider our employee relations to be good.

Available Information

The Company’s executive offices are located at 777 Main Street, Suite 1000 Fort Worth, Texas 76102. The Company’s mailing address is 777 Main Street, Suite 1000 Fort Worth, Texas 76102. Its telephone number is (817) 348-1600. The Company’s website address is www.hallmarkgrp.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the SEC, which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2010 unpaid losses and LAE would have produced a $2.5 million change to pretax earnings.  Our gross loss and LAE reserves totaled $251.7 million at December 31, 2010. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $213.7 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies.   AHIC, HIC, and HSIC have entered into a pooling arrangement, pursuant to which AHIC retains 46.0% of the net premiums written by any of them, HIC retains 34.1% of the net premiums written by any of them and HSIC retains 19.9% of the net premiums written by any of them.  A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these three insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these three insurance company subsidiaries.  Also, A.M. Best has assigned HCM and HNIC a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-“.

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

Our success will depend in part upon the continued service of certain key executives.  Our success will also depend on our ability to attract and retain additional executives and personnel.  We do not have employment agreements with our Chief Executive Officer or any of our executive officers. The loss of key personnel, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and could prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.

Our industry is very competitive, which may unfavorably impact our results of operations.

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry.  According to A.M. Best, there were 3,305 property/casualty insurance companies and 2,091 property/casualty insurance groups operating in North America as of July 16, 2010.  Our Standard Commercial business unit competes with a variety of large national standard commercial lines carriers such as The Hartford, Travelers, Cincinnati Financial Corporation and Liberty Mutual, as well as numerous smaller regional companies.  The primary competition for our E&S Commercial business unit includes such carriers as Dallas National Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company, Burlington Insurance Company, Markel, Travelers, The Hartford, Great West Casualty Company, Sentry Insurance and QBE Insurance Group.  Our General Aviation business unit considers its primary competitors to be Houston Casualty Corp., Phoenix Aviation, W. Brown & Company, AIG, Allianz Aviation Managers and Starr Aviation.  The primary competition for our Excess & Umbrella business unit includes such carriers as Lexington Insurance Company, First Mercury Insurance Company, Axis Insurance Company, Gemini Insurance Company and, to a lesser extent, a number of national standard lines carriers such as Travelers and Liberty Mutual. Although our Personal Lines business unit competes with large national insurers such as Allstate, State Farm and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies.  Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2010, we had a total of $65.0 million due us from reinsurers, including $39.5 million of recoverables from losses and $25.5 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2010 was $26.7 million reinsurance and premium recoverable from SAPCI arising in connection with the acquisition of HNIC on December 31, 2010. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

Catastrophic losses are unpredictable and may adversely affect our results of operations, liquidity and financial condition.

Property/casualty insurance companies are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail storms, explosions, severe winter weather and fires, and may include man-made events, such as terrorist attacks. The incidence, frequency, and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Claims from catastrophic events could reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition, liquidity or results of operations. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries.  As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2011 by our insurance company subsidiaries is $16.3 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

We monitor developments with respect to various state facilities, such as the Texas FAIR Plan and the Texas Windstorm Insurance Association. The impact of any catastrophe experience on these facilities could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting our results of operations. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

Adverse securities market conditions can have a significant and negative impact on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets.  As of December 31, 2010, 90% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors.  In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates.  In addition, 12% of our fixed-income securities have call or prepayment options.  This subjects us to reinvestment risk should interest rates fall and issuers call their securities.  Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.  An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  The fair value of our fixed-income securities as of December 31, 2010 was $388.4 million.  If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $9.0 million as of December 31, 2010.  The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 75% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk.  If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations.  Hallmark has no exposure in its investment portfolio to sub-prime mortgages and $0.8 million total exposure in mortgage-backed securities. Future changes in the fair value of our available-for-sale securities will be reflected in other comprehensive income.  Similar treatment is not available for liabilities.  Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows.

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

We may experience difficulty in integrating acquisitions into our operations.

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

The following states accounted for 67% of our gross written premiums for 2010: Texas (45%), Florida (6%), New Mexico (6%), Oregon (5%) and Louisiana (5%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

The exclusions and limitations in our policies may not be enforceable.

Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

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

Global climate change may have an adverse effect on our financial statements.

Although uncertainty remains as to the nature and effect of greenhouse gas emissions, we could suffer losses if global climate change results in an increase in the frequency and severity of natural disasters.  As with traditional natural disasters, claims arising from these incidents could increase our exposure to losses and have a material adverse impact on our business, results of operations, and/or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and Standard Commercial business unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space.  The rent is currently $34,644 per month pursuant to a lease which expires June 30, 2011.  On February 28, 2011, an amendment to the office lease agreement was executed which extends the term of the lease for an additional period of 132 months commencing on July 1, 2011.  After a twelve month rent abatement period, the initial rent will be $46,347 per month. Our corporate headquarters also occupies ten offices in an executive suite located in the same building for $10,200 per month under a lease that expires March 31, 2011.

Our E&S Commercial business unit is presently located at 7550 IH-10 West, San Antonio, Texas.  These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space.  The rent is currently $21,749 per month pursuant to a lease that expires November 30, 2020. Our E&S Commercial business unit also maintains a small office in Chicago Illinois, the fixed rent on which is currently $3,845 under a lease that expires March 31, 2011.  Our E&S Commercial business unit also maintains a small branch office in Lubbock, Texas. Rent on this branch office is currently $1,000 per month under a lease that expires April 30, 2012.

Our General Aviation business unit is located at 15280 Addison Road, Suite 250, Addison, Texas. The suite is located in a low-rise office building and contains 8,219 square feet of space.  The rent is currently $9,931 per month pursuant to a lease that expires May 31, 2018.  Our General Aviation business unit also maintains a branch office in Glendale, California.  Rent on the 1,196 square foot suite is currently $2,452 per month pursuant to a lease which expires July 31, 2012.

Our Excess & Umbrella business unit is located at 59 South Finley Avenue, Basking Ridge, New Jersey.  The suite is located in a low-rise office building and contains 2,285 square feet of space.  The rent is currently $3,713 per month pursuant to a lease that expires April 30, 2013.

Our Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas.  The suite is located in a one story office building and contains 23,941 square feet of space.  The rent is currently $28,330 per month pursuant to a lease that expires January 31, 2016.

Item 3. Legal Proceedings.

In December 2010, TGA was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete.  TGA frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and Hallmark Specialty Insurance Company, both Texas eligible surplus lines insurance carriers.  In its role as the MGU, TGA underwrites policies on behalf of these carriers while other agencies located in Texas generally referred to as “producing agents” deliver the policies to the insureds and collect all premiums due from the insureds.  During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller.  We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller.  It also complies with long standing industry practice.  The Comptroller asserts that TGA is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that TGA therefore owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes.  At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter.

We are engaged in various legal proceedings that are routine in nature and incidental to our business.  None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. (Removed and reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.”  The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2009.

Period	High Sale	Low Sale

Year Ended December 31, 2010:
First quarter	$9.45	$7.36
Second quarter	11.98	8.86
Third quarter	11.05	8.00
Fourth quarter	9.64	8.40

Year Ended December 31, 2009:
First quarter	$9.51	$5.98
Second quarter	7.49	6.45
Third quarter	8.45	6.55
Fourth quarter	8.75	6.93

Holders

As of March 1, 2011, there were 1,877 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock.  Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments.  State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As a property/casualty insurance company domiciled in the state of Texas, AHIC is limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31, without prior written approval from the Ohio Insurance Department.  As a county mutual, dividends from HCM are payable to policyholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2010.

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders1	1,627,500	$9.66	392,501

Equity compensation plans not approved by security holders	-	-	-

Total	1,627,500	$9.66	392,501

1
Includes shares of our common stock authorized for issuance under our 2005 Long Term Incentive Plan, as well as shares of our common stock issuable upon exercise of options outstanding under our 1994 Non-Employee Director Stock Option Plan, which terminated in accordance with its terms in 2004.

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2010.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Insurance index, and the S&P Property & Casualty Insurance index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2005 through December 31, 2010.

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

Overview

Hallmark is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. We pursue our business activities through subsidiaries whose operations are organized into business units and are supported by our insurance carrier subsidiaries.

Our insurance activities are organized by business units into the following reportable segments:

•
Standard Commercial Segment.  The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit, that is comprised of our American Hallmark Insurance Services and ECM subsidiaries.

•
Specialty Commercial Segment.  The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit and the commercial excess liability and umbrella products handled by our Excess & Umbrella business unit.   Our E&S Commercial business unit is comprised of our TGA, PAAC and TGARSI subsidiaries.  Our General Aviation business unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries.  Our Excess & Umbrella business unit is compromised of our HXS and HDS subsidiaries. The Excess & Umbrella business unit was acquired August 29, 2008.

•
Personal Segment.  The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, motorcycle and business auto insurance products and services handled by our Personal Lines business unit, that is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas presently retains a portion of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability and aviation property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•
Hallmark National Insurance Company was acquired on December 31, 2010.  Simultaneous with the closing of the acquisition, HNIC entered into reinsurance contracts with an affiliate of the seller, SAPCI, pursuant to which SAPCI will handle all claims and assume all liabilities arising under policies issued by HNIC prior to the closing and a portion of the liabilities during a transition period of up to six months following the closing.  Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

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

 AHIC, HIC, and HSIC have entered into a pooling arrangement pursuant to which AHIC retains 46.0% of the total net premiums written by any of them, HIC retains 34.1% of our total net premiums written by any of them and HSIC retains 19.9% of our total net premiums written by any of them.  Neither HCM nor HNIC is a party to the intercompany pooling arrangement.

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

Fair values of financial instruments. ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, ASC 820 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities.

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, and U.S. Treasury securities for which quoted prices are not available on active exchanges for identical instruments.  We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes.  Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of  ASC 820 for Level 2 investment securities.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs.  At December 31, 2010 and 2009, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill.  Our consolidated balance sheet as of December 31, 2010 includes goodwill of acquired businesses of $43.6 million that is assigned to our business units as follows:  Standard Commercial business unit - $2.1 million; E&S Commercial business unit - $18.8 million; General Aviation business unit - $9.7 million; Personal Lines business unit - $5.3 million; and Excess & Umbrella business unit - $7.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles- Goodwill and Other”, (“ASC 350”) goodwill is tested for impairment annually. We completed our last annual test for impairment during the fourth quarter of 2010 and determined that there was no impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by ASC 350, we compare the estimated fair value of each reporting unit with its carrying amount, including goodwill. Under ASC 350, fair value refers to the amount for which the entire reporting unit may be bought or sold.

The determination of fair value was based on multiple valuation approaches including an income approach utilizing discounted cash flows and a market approach utilizing observable key ratios of peer companies.  The valuation methodologies utilized are subject to key judgments and assumptions.  Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.  Declines in estimated fair value could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting.  Significant assumptions in the income approach model include income projections, discount rates and terminal growth values.  The income projections include modest premium growth rates in 2011 based on our budgets in our business units which reflect the current competitive pricing environment. Beginning in 2012, our premium growth assumptions reflect a return to a more favorable pricing environment. The income projections also include loss and LAE assumptions which reflect recent historical trends and the movement towards a more favorable pricing environment beginning in 2012.  The income projections also include assumptions for expense growth and investment yields which are based on budgets and business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium.  The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates.  While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The market approach to determining fair value utilized observable key metrics of similar peer companies such as price to earnings ratios for current year earnings and forecasted 2011 earnings.  Additionally, the direct capitalization of earnings method was utilized.

The fair values of each of our business units were in excess of their respective carrying values, including goodwill, as a result of our last annual step one test for impairment during the fourth quarter 2010.  However, a 1% decline in the fair value of our Standard Commercial business unit, a 1% decline in the fair value of our E&S Commercial business unit, a 9% decline in the fair value of our Personal Lines business unit, a 2% decline in the fair value of our General Aviation business unit, or a 7% decline in the fair value of our Excess & Umbrella business unit would have caused the carrying value of the respective business unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2010.  We consider our market capitalization in assessing the reasonableness of the fair values estimated for our business units in connection with our goodwill impairment testing.  We believe the current market displacement caused by global financial market conditions, including the credit crisis, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value.  The valuation analysis discussed above supports our view that goodwill is not impaired at December 31, 2010.

While we believe the estimates and assumptions used in determining the fair value of our business units were reasonable, actual results could vary materially.  If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step of impairment testing prescribed by ASC 350 in future periods and impairment of goodwill could result.  We cannot predict future events that might impact the fair value of our business units and goodwill impairment.  Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

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

Reserves for unpaid losses and LAE.  Reserves for unpaid losses and LAE are established for claims that have already been incurred by the policyholder but which we have not yet paid.  Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses.  These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency.  (See “Item 1. Business – Analysis of Losses and LAE” and “-Analysis of Loss and LAE Reserve Development.”)

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate.  Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts.  A small percentage change could result in a material effect on reported earnings.  For example, a 1% change in December 31, 2010 reserves for unpaid losses and LAE would have produced a $2.5 million change to pretax earnings.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2010 was $198.3 million to $261.0 million.  Our best estimate of unpaid losses and LAE as of December 31, 2010 is $251.7 million.  Our carried reserve for unpaid losses and LAE as of December 31, 2010 is comprised of $132.2 million in case reserves and $119.5 million in incurred but not reported reserves.  In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid.  We have established a best estimate of unpaid losses and LAE, which is approximately $22.0 million higher than the midpoint or 96.4% of the high end of the actuarial range at December 31, 2010 as compared to $12.5 million above the midpoint or 94.2% of the high end of the actuarial range at December 31, 2009.  We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace.  Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range.  However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%

Estimated ultimate loss ratio recorded at December 31, 2010	63.5%	64.5%	67.0%	59.4%

Effect of actual 5.0% above estimated loss ratio at December 31, 2010	-	-	-	$(2,793)

Effect of actual 5.0% below estimated loss ratio at December 31, 2010	$1,850	$3,055	$3,360	$2,793

The following table details the profit sharing commission revenue sensitivity of the Specialty Commercial Segment for each effective quota share treaty  at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates

	1/1/06	1/1/07	1/1/08

Provisional loss ratio	65.0%	65.0%	65.0%

Estimated ultimate loss ratio recorded at December 31, 2010	57.8%	61.5%	58.6%

Effect of actual 5.0% above estimated loss ratio at December 31, 2010	$(3,096)	$(1,635)	$(1,618)

Effect of actual 5.0% below estimated loss ratio at December 31, 2010	$2,360	$2,351	$1,503

Results of Operations

 Comparison of Years ended December 31, 2010 and December 31, 2009

Management overview. During fiscal 2010, our total revenues were $307.1 million, representing an approximately 7% increase over the $287.0 million in total revenues for fiscal 2009.  The increase in revenue for the year ended December 31, 2010 was primarily attributable to increased production in our Personal Segment due to geographic expansion, increased retention of business in our Specialty Commercial Segment and gains realized on our investment portfolio. These increases in revenue were partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets and lower commission and fees in our Specialty Commercial Segment due primarily to the shift from a third party agency structure to an insurance underwriting structure.

We reported net income attributable to Hallmark of $7.3 million for the year ended December 31, 2010, compared to $24.6 million for the year ended December 31, 2009.  On a diluted per share basis, net income attributable to Hallmark was $0.36 for fiscal 2010 as compared to $1.19 for fiscal 2009.   The decrease in net income for the year ended December 31, 2010 was primarily due to increased current accident year loss and LAE mostly caused by increased volatility of large losses, greater than anticipated Personal Segment expansion into Florida and weather related losses.  Unfavorable prior year loss development of $9.2 million for the year ended December 31, 2010 as compared to $1.6 million for the same period during 2009 also contributed to the decrease in net income.  Partially offsetting the increased loss and LAE was the increase in revenue discussed above, as well as lower operating expenses due to lower production related expenses in our Standard Commercial Segment and Specialty Commercial Segment and lower general and administrative costs in our Standard Commercial Segment.    Our effective income tax rate for the year ended December 31, 2010 was 10.0% as compared to the 25.9% effective income tax rate for the same period during 2009.  The decrease in the effective tax rate was primarily due to an increase in the proportion of tax exempt income relative to total pre-tax income and the recognition of tax benefits related to the disposal of certain securities.

Segment information.  The following is additional business segment information for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$67,844	$151,721	$95,292	$-	$314,857

Gross premiums written	67,832	157,849	95,292	-	320,973
Ceded premiums written	(4,260)	(34,876)	(196)	-	(39,332)
Net premiums written	63,572	122,973	95,096	-	281,641
Change in unearned premiums	1,999	1,125	(6,494)	-	(3,370)
Net premiums earned	65,571	124,098	88,602	-	278,271

Total revenues	69,670	131,076	96,741	9,573	307,060

Losses and loss adjustment expenses	51,468	78,911	72,165	-	202,544

Pre-tax income (loss), net of non-controlling interest	(2,316)	13,315	(705)	(2,135)	8,159

Net loss ratio (2)	78.5%	63.6%	81.4%		72.8%
Net expense ratio (2)	30.7%	29.7%	22.4%		29.6%
Net combined ratio (2)	109.2%	93.3%	103.8%		102.4%

	Year Ended December 31, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$72,512	$144,230	$71,708	$-	$288,450

Gross premiums written	72,512	143,338	71,708	-	287,558
Ceded premiums written	(4,430)	(21,388)	-	-	(25,818)
Net premiums written	68,082	121,950	71,708	-	261,740
Change in unearned premiums	3,208	(9,680)	(4,196)	-	(10,668)
Net premiums earned	71,290	112,270	67,512	-	251,072

Total revenues	76,496	131,504	73,785	5,254	287,039

Losses and loss adjustment expenses	44,372	65,453	43,794	-	153,619

Pre-tax income (loss), net of non-controlling interest	9,266	20,883	11,000	(7,944)	33,205

Net loss ratio (2)	62.2%	58.3%	64.9%		61.2%
Net expense ratio (2)	31.3%	30.1%	21.6%		30.5%
Net combined ratio (2)	93.5%	88.4%	86.5%		91.7%

1
Produced premium is a non-GAAP measurement that management uses to track total premium produced by our operations.  Produced premium excludes unaffiliated third party premium fronted on our HCM subsidiary.  We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.

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

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $67.8 million for the year ended December 31, 2010, which was $4.7 million, or approximately 6%, less than the $72.5 million reported for the same period in 2009.  Net premiums written were $63.6 million for the year ended December 31, 2010 as compared to $68.1 million reported for the same period in 2009.  The decrease in premium volume was predominately due to the deterioration of the general economic environment, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $69.7 million for the year ended December 31, 2010 was $6.8 million less than the $76.5 million reported during the year ended December 31, 2009.  This 9% decrease in total revenue was primarily due to decreased net premiums earned of $5.7 million and lower net investment income of $0.5 million during 2010.  Further contributing to this decrease in revenue were profit sharing adjustments of $0.9 million for the year ended December 31, 2010 as compared to $0.3 million for the year ended December 31, 2009.  The profit sharing commission adjustments related to adverse loss development on prior accident years.

Our Standard Commercial Segment reported pre-tax loss of $2.3 million for the year ended December 31, 2010 as compared to pre-tax income of $9.3 million for the same period of 2009.  Higher loss and LAE of $7.1 million, primarily as a result of increased volatility of large property losses, weather related losses and unfavorable prior year development, and decreased revenue were the primary drivers of the pre-tax loss for the year ended December 31, 2010. Partially offsetting the decline in pre-tax results were lower operating expenses of $2.3 million driven by lower general and administrative costs due to benefits gained from cost saving measures and lower production related expenses.

The net loss ratio for the year ended December 31, 2010 was 78.5% as compared to the 62.2% reported for the same period of 2009. The gross loss ratio before reinsurance was 82.6% for the year ended December 31, 2010 as compared to 62.1% for the same period the prior year.  The higher gross and net loss ratio for the year ended December 31, 2010 was impacted by an increased number of large property losses, including weather related losses. Further contributing to the higher gross and net loss ratio for the year ended December 31, 2010 was $4.6 million of unfavorable prior year development as compared to $1.8 million of favorable prior year development for the same period during the prior year. The Standard Commercial Segment reported net expense ratios of 30.7% and 31.3% for the years ended December 31, 2010 and 2009, respectively.

Specialty Commercial Segment.    The $131.1 million of total revenue for the year ended December 31, 2010 was   $0.4 million lower than the $131.5 million reported for 2009. This decrease in revenue was primarily comprised of lower commission and fee income of $13.1 million primarily related to the shift from a third party agency structure to an insurance underwriting structure. Decreased finance charges of $0.3 million further contributed to this decrease in revenue. This decrease in revenue was partially offset by increased net premiums earned of $11.8 million as a result of the increased retention of business in our E&S Commercial business unit and increased earned premium in our Excess & Umbrella business unit. Net investment income also increased $1.2 million.

Pre-tax income for the Specialty Commercial Segment of $13.3 million was $7.6 million lower than the $20.9 million reported in 2009. The decrease in pre-tax income was primarily due to decreased revenue discussed above and higher loss and LAE expenses of $13.5 million.  Increased amortization of intangible assets of $0.5 million related to our acquisition of CYR on June 5, 2009 further contributed to the decrease in pre-tax income. The decrease in pre-tax income was partially offset by lower operating expenses of $6.8 million.  The decrease in operating expense was the combined result of (i) lower production related expenses of $7.1 million due primarily to lower commission expense and fronting fees in our E&S Commercial business unit as we began direct writing and retaining 100% of this business during 2009, and to increased quota share ceding commissions in our Excess & Umbrella business unit due to increased ceded premiums, (ii) lower salary and related expenses of $0.2 million, partially offset by (iii) increased other operating expenses of $0.5 million, primarily due to increased professional fees. The Specialty Commercial Segment reported a net loss ratio of 63.6% for 2010 as compared to 58.3% for 2009.  The gross loss ratio before reinsurance was 61.9% for the year ended December 31, 2010 as compared to 57.8% for the same period the prior year.  The higher gross and net loss ratio was impacted by increased volatility in large general liability, commercial automobile and aircraft hull losses in the current accident year. The gross loss results for the years ended December 31, 2010 and 2009 included $1.5 million and $4.4 million of unfavorable prior year development, respectively.  The Specialty Commercial Segment reported a net expense ratio of 29.7% for 2010 as compared to 30.1% for 2009.

Personal Segment.  Net premium written for our Personal Segment increased $23.4 million during the year ended December 31, 2010 to $95.1 million compared to $71.7 million in the year ended December 31, 2009.  The increase in premium was due mostly to continued geographic expansion.

Total revenue for the Personal Segment increased 31% to $96.7 million for the year ended December 31, 2010 from $73.8 million the prior year.  Higher earned premium of $21.1 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $1.5 million and net investment income of $0.3 million further contributed to this increase in revenue.

Our Personal Segment reported pre-tax loss of $0.7 million for the year ended December 31, 2010 as compared to pre-tax income of $11.0 million for the same period of 2009. The increased revenue, as discussed above, was offset by increased losses and LAE of $28.4 million and increased operating expenses of $6.2 million due mostly to production related expenses attributable to the increased earned premium.

The Personal Segment reported a net loss ratio of 81.4% for the year ended December 31, 2010 as compared to 64.9% for the prior year.  The increase in the net loss ratio was due largely to higher than anticipated growth in Florida. During 2010, Florida accounted for 14.3% of the earned premium for our Personal Segment as compared to 4.7% for the same period during 2009.  The net loss ratio for Florida was 132.2% for 2010, which equates to approximately 848 basis points of the 81.4% net loss ratio reported for the year ended December 31, 2010. The Personal Segment recognized $3.1 million of unfavorable prior accident year development during the year ended December 31, 2010 as compared to favorable prior accident year development of $1.0 million during the year ended December 31, 2009.  The Personal Segment reported a net expense ratio of 22.4% for the year ended December 31, 2010 as compared to 21.6% for the prior year.

Corporate.  Total revenue for corporate increased by $4.3 million for the year ended December 31, 2010 as compared to the prior year.  Recognized gains of $8.4 million on our investment portfolio during 2010 as compared to recognized gains of $3.0 million on our investment portfolio during the same period in 2009 were partially offset by lower net investment income of $1.1 million primarily due to increased allocated capital to our business units to support the growth in production in our Personal and Specialty Commercial Segments.

Corporate pre-tax loss was $2.1 million for the year ended December 31, 2010 as compared to $7.9 million for the prior year.  The decrease in pre-tax loss was mostly due to the increased revenue discussed above and lower operating expenses of $1.3 million for the year ended December 31, 2010 as compared to the prior year. The operating expense reduction for the year ended December 31, 2010 came primarily from lower professional fees of $0.8 million, lower expense related to stock options granted to employees and directors of $0.2 million and lower salary and other related expenses of $0.3 million.  Further contributing to the lower pre-tax loss for the year ended December 31, 2010 as compared to the same period during 2009 was decreased amortization of intangible assets of $0.2 million.

Comparison of Years ended December 31, 2009 and December 31, 2008

Management overview. During fiscal 2009, our total revenues were $287.0 million, representing an approximate 7% increase over the $268.7 million in total revenues for fiscal 2008.  This increase in revenue was primarily attributable to increased earned premium due to increased retention of business in our Specialty Commercial Segment, the acquisition of our Excess & Umbrella business unit in the third quarter of 2008 and increased production by our Personal Segment. Further contributing to this increase in revenue was recognized gains on our investment portfolio of $3.0 million for fiscal year 2009 as compared to recognized losses of $11.3 million for fiscal year 2008. Increased revenue was partially offset by reduced earned premium in our Standard Commercial Segment due to the deterioration of the general economic environment in our major markets and by lower commission and fee income in our Specialty Commercial Segment due primarily to increased retention of premium.

We reported net income of $24.6 million for the year ended December 31, 2009, compared to $12.9 million for the year ended December 31, 2008.  On a diluted per share basis, net income was $1.19 for fiscal 2009 as compared to $0.62 for fiscal 2008.   The increase in net income was primarily attributable to increased revenue discussed above offset by increased loss and LAE due mostly to increased net premiums written in both the Specialty Commercial Segment and Personal Segment, as discussed above, as well as unfavorable prior year development of $1.6 million for fiscal year 2009 as compared to favorable development of $1.8 million during 2008.

Segment information.  The following is additional business segment information for the years ended December 31, 2009 and 2008 (in thousands):
	Year Ended December 31, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$72,512	$144,230	$71,708	$-	$288,450

Gross premiums written	72,512	143,338	71,708	-	287,558
Ceded premiums written	(4,430)	(21,388)	-	-	(25,818)
Net premiums written	68,082	121,950	71,708	-	261,740
Change in unearned premiums	3,208	(9,680)	(4,196)	-	(10,668)
Net premiums earned	71,290	112,270	67,512	-	251,072

Total revenues	76,496	131,504	73,785	5,254	287,039

Losses and loss adjustment expenses	44,372	65,453	43,794	-	153,619

Pre-tax income (loss), net of non-controlling interest	9,266	20,883	11,000	(7,944)	33,205

Net loss ratio (2)	62.2%	58.3%	64.9%		61.2%
Net expense ratio (2)	31.3%	30.1%	21.6%		30.5%
Net combined ratio (2)	93.5%	88.4%	86.5%		91.7%

	Year Ended December 31, 2008
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$80,193	$146,054	$60,834	$-	$287,081

Gross premiums written	80,190	102,825	60,834	-	243,849
Ceded premiums written	(4,829)	(4,093)	-	-	(8,922)
Net premiums written	75,361	98,732	60,834	-	234,927
Change in unearned premiums	4,434	(1,226)	(1,815)	-	1,393
Net premiums earned	79,795	97,506	59,019	-	236,320

Total revenues	84,075	127,882	64,475	(7,742)	268,690

Losses and loss adjustment expenses	49,270	55,933	39,042	(1)	144,244

Pre-tax income (loss)	9,683	21,328	8,989	(18,926)	21,074

Net loss ratio (2)	61.7%	57.4%	66.2%		61.0%
Net expense ratio (2)	30.8%	30.7%	22.0%		30.6%
Net combined ratio (2)	92.5%	88.1%	88.2%		91.6%

1
Produced premium is a non-GAAP measurement that management uses to track total premium produced by our operations.  Produced premium excludes unaffiliated third party premium fronted on our HCM subsidiary.  We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.

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

Specialty Commercial Segment.    The $131.5 million of total revenue for the year ended December 31, 2009 was   $3.6 million higher than the $127.9 million reported for 2008. This increase in revenue was largely due to increased net premiums earned of $14.8 million as a result of the increased retention of business and the acquisition of the Excess & Umbrella business unit during the third quarter of 2008.  Increased net investment income contributed an additional $0.7 million to the increase in revenue for fiscal 2009. These increases were partially offset by (a) lower commission income of $8.6 million due primarily to increased retention of premium, (b) lower profit sharing commission income of $3.0 million due to higher retention of premium in the more recent treaty periods as well as adverse loss development on the earlier treaty periods, and (c) reduced finance charges of $0.3 million.

Pre-tax income for the Specialty Commercial Segment of $20.9 million was $0.4 million lower than the $21.3 million reported in 2008. Increased revenue, discussed above, was offset by increased losses and LAE of $9.5 million.  Increased revenue was complemented by lower expenses of $5.5 million.  These lower operating expenses for fiscal 2009 were primarily the combined result of (a) a $1.2 million premium receivable write-off due to the default of a producer in our E&S Commercial business unit during the third quarter of 2008, lower production related expenses of $4.1 million due to lower produced premium, and lower operating expenses of $2.0 million in our General Aviation business unit and E&S Commercial business unit, partially offset by (b) increased operating expenses of $1.4 million and increased amortization of intangible assets of $0.4 million, in both cases related to the acquisition of our Excess & Umbrella business unit effective August 29, 2008.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2010, Hallmark had $11.0 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.1 million as of December 31, 2010.  As of that date, our insurance subsidiaries held $44.4 million of cash and cash equivalents as well as $388.4 million in debt securities with an average modified duration of 2.5 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2011, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $16.3 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders.  None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2010 or 2009.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies.  Applicable regulations require approval of management fees, expense sharing contracts and similar transactions.  American Hallmark General Agency, Inc. paid $5.6 million, $5.6 million and $4.5 million in management fees to Hallmark during 2010, 2009 and 2008, respectively.  HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2010, 2009 and 2008.  AHIC paid $4.4 million, $4.5 million and $3.3 million in management fees to American Hallmark General Agency, Inc. during 2010, 2009 and 2008, respectively.  HSIC paid $60,000 in management fees to TGA during each of 2010, 2009, and 2008.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities.  The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2010, our insurance company subsidiaries reported statutory capital and surplus of $182.5 million, substantially greater than the minimum requirements for each state.  Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements.  (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”).  As of December 31, 2010, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.  Our total statutory premium-to-surplus percentage for the years ended December 31, 2010 and 2009 was 154% and 150%, respectively.

Comparison of December 31, 2010 to December 31, 2009

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2010 were $493.0 million compared to $439.9 million at December 31, 2009.  Increases in fair value of our investment portfolio for the period and cash from operating activities were the primary reasons for this increase.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Net cash provided by our consolidated operating activities was $36.4 million for the year ended December 31, 2010 compared to $61.7 million for the year ended December 31, 2009. The decrease in operating cash flow was primarily due to higher paid losses and lower collected ceding commissions, partially offset by increased collected premiums.

Cash used by investing activities during the year ended December 31, 2010 was $88.0 million as compared to $2.0 million for the prior year.  Contributing to the increase in cash used in investing activities was an increase of $116.3 million in purchases of debt and equity securities, a $6.1 million decrease in cash flow from restricted cash accounts and a $0.5 million increase in purchases of property and equipment.  These increases in cash used by investing activities were partially offset by a $22.3 million increase in maturities, sales and redemptions of investment securities and a $14.6 million increase in payments for acquisition of subsidiaries, net of cash received. During 2010, the payments for acquisitions of subsidiaries resulted from a net cash inflow of $7.4 for which consideration of $14.0 million did not settle until January 2011 for the acquisition of HNIC. During 2009, the payments for acquisitions of subsidiaries resulted from the combined impact of a net cash payment of $3.9 million, net of cash acquired, for the acquisition of a management agreement controlling HCM and a $3.3 million payment of contingent consideration to the sellers of the subsidiaries comprising our E&S Commercial business unit.

Cash used in financing activities during the year ended December 31, 2010 was $0.1 million as compared to $6.6 million for the same period of 2009.  The cash used during 2009 was primarily for repayment of a note payable by our premium finance operation and for the repurchase of the Company’s common stock.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective May 27, 2010 to extend the term of the facility until May 27, 2012, provide for the repayment of all amounts outstanding at termination on or before April 30, 2015, reduce the revolving commitment to $5.0 million from $25.0 million and eliminate the sub-facility for premium finance operations. This amendment further revised various affirmative and negative covenants and changed the interest rate, at our election, to either the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2010, we were in compliance with or had obtained waivers of all of our covenants.  As of December 31, 2010, we had $2.8 million outstanding under this facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2010, the balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2010.  Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable.  Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2011	2012-2013	2014-2015	After 2015

Notes payable	$2,800	$-	$980	$1,820	$-
Subordinated debt securities	56,702	-	-	-	56,702
Interest on notes payable	268	79	134	55	-
Interest on subordinated debt securities	112,065	4,387	8,775	8,775	90,128
Unpaid losses and loss adjustment expenses (1)	251,677	108,952	90,628	34,456	17,641
Operating leases	7,676	1,194	2,018	1,936	2,528
Purchase obligations	525	122	237	166	-

(1)  The payout pattern for unpaid losses and loss adjustment expenses is based upon historical payment patterns and does not represent actual contractual obligations.  The timing and amount ultimately paid will likely vary from these estimates.

Based on 2011 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2010 was $388.4 million. The effective duration of our portfolio as of December 31, 2010 was 2.5 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.3%, or $9.0 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 2.3%, or $9.0 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2010, our fixed-income investments were in the following: U.S. Treasury bonds – 10.3%; municipal bonds – 39.6%; collateralized corporate bank loans – 27.9%; corporate bonds – 22.0%; and asset-backed – 0.2%. As of December 31, 2010, 74.8% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2010 is with reinsurers that have an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities that are subject to equity price risk made up 10.2% of our portfolio as of December 31, 2010. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2010 was $44.0 million. The fair value of our equity securities would increase or decrease by $13.2 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 3.6%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. We acquired Hallmark National Insurance Company on December 31, 2010. Because this acquisition was completed in the fourth quarter, we have excluded Hallmark National Insurance Company from the assessment of internal control over financial reporting as permitted by interpretative guidance from the Securities and Exchange Commission for newly acquired businesses. Hallmark National Insurance Company represents 5.0% and 4.3% of our total and net assets, respectively at December 31, 2010. Except as described above, there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company as of December 31, 2010 included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. As described in Managements Report on Internal Control over Financial Reporting above, management has excluded Hallmark National Insurance Company from its assessment of internal control over financial reporting because it was acquired on December 31, 2010. Hallmark National Insurance Company was also excluded from the Ernst & Young LLP audit of internal control over financial reporting. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Ernst & Young LLP

To the Board of Directors and Shareholders of Hallmark Financial Services, Inc. and subsidiaries:

We have audited Hallmark Financial Services, Inc. and subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Annual Report on Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hallmark National Insurance Company, which was acquired on December 31, 2010 and is included in the December 31, 2010 consolidated financial statements of the Company and constituted 5.0% and 4.3% of total and net assets, respectively, as of December 31, 2010. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hallmark National Insurance Company.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hallmark Financial Services, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2010 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
March 14, 2011

PART III

Item 9B. Other Information.

None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

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

4.12
Fifth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated February 20, 2008 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed February 25, 2008).

4.13
Sixth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated January 21, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed January 25, 2010).

4.14
Seventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated May 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2010).

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

10.4
Office Lease by and between Minol Center, L.P. and Aerospace Insurance Managers, Inc. dated August 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed August 17, 2010).

10.5
Office Lease by and between Civic Opera, L.P. and TGA Insurance Managers, Inc. dated December 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2011).

10.6
First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.7*	1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(g) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.8*
First Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(bn) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

10.9*
Second Amendment to Hallmark Financial Services, Inc. 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(e) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.10*
Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.11*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.12*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.13*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.14
Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.15
Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.16
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

10.17
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

10.18
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

10.20
Purchase Agreement dated August 29, 2008 by and among Hallmark Financial Services, Inc. and Jeffrey L. Heath (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed September 4, 2008).

10.21
Stock Purchase Agreement dated February 13, 2009 between American Hallmark Insurance Company and T.B.A. Insurance Group, Ltd. (incorporated by reference to the registrant’s Current Report on Form 8-K filed February 18, 2009).

10.22
Stock Purchase Agreement dated August 9, 2010, between Hallmark Insurance Company and State Auto Financial Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2010).

18+	Letter regarding Change in Accounting Principle.

21+	List of subsidiaries of the registrant.

23 (a)+	Consent of Independent Registered Public Accounting Firm.
23 (b)+	Consent of Independent Registered Public Accounting Firm.
31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 14, 2011	By:	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date:	March 14, 2011	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2011	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 14, 2011	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

Date:	March 14, 2011	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 14, 2011	/s/ James H. Graves
James H. Graves, Director

Date:	March 14, 2011	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 14, 2011	/s/ Scott T. Berlin
Scott T. Berlin, Director

Date:	March 14, 2011	/s/ George R. Manser
George R. Manser, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheet of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2010.  Our audit also included the financial statement schedules as of December 31, 2010 and for the year then ended listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the Standards of the Public Company Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheet of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II to IV as of December 31, 2009 and for each of the years in the two-year period ended December 31, 2009.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, in 2009 the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas
March 25, 2010

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
($ in thousands)

	2010	2009
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost; $383,530 in 2010 and $287,108 in 2009)	$388,399	$291,876
Equity securities, available-for-sale, at fair value (cost; $32,469 in 2010 and $27,251 in 2009)	44,042	35,801

Total investments	432,441	327,677

Cash and cash equivalents	60,519	112,270
Restricted cash	5,277	5,458
Ceded unearned premiums	25,504	12,997
Premiums receivable	47,337	46,635
Accounts receivable	7,051	3,377
Receivable for securities	2,215	-
Reinsurance recoverable	39,505	10,008
Deferred policy acquisition costs	21,679	20,792
Goodwill	43,564	41,080
Intangible assets, net	30,241	28,873
Federal income tax recoverable	4,093	-
Prepaid expenses	1,987	923
Other assets	15,207	18,779

	$736,620	$628,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable	$2,800	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	251,677	184,662
Unearned premiums	140,965	125,089
Unearned revenue	116	191
Reinsurance balances payable	3,122	3,281
Accrued agent profit sharing	1,301	1,790
Accrued ceding commission payable	4,231	8,600
Pension liability	2,833	2,628
Payable for securities	2,493	19
Payable for acquisition	14,000	-
Deferred federal income taxes, net	3,471	942
Federal income tax payable	-	1,266
Accounts payable and other accrued expenses	15,786	13,258

	499,497	401,228
Commitments and contingencies (Note 16)

Redeemable non-controlling interest	1,360	1,124

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2010 and 2009; issued 20,872,831 shares in 2010 and 2009	3,757	3,757
Additional paid-in capital	121,815	121,016
Retained earnings	105,816	98,482
Accumulated other comprehensive income	9,6379	8,589
Treasury stock (748,662 shares in 2010 and 757,828 in 2009), at cost	(5,262)	(5,327)

Total stockholders’ equity	235,763	226,517

	$736,620	$628,869

The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
($ in thousands, except per share amounts)

	2010	2009	2008
Gross premiums written	$320,973	$287,558	$243,849
Ceded premiums written	(39,332)	(25,818)	(8,922)
Net premiums written	281,641	261,740	234,927
Change in unearned premiums	(3,370)	(10,668)	1,393
Net premiums earned	278,271	251,072	236,320

Investment income, net of expenses	14,849	14,947	16,049
Net realized gains (losses)	8,402	3,032	(11,261)
Finance charges	7,054	5,874	5,174
Commission and fees	(1,575)	12,011	22,280
Other income	59	103	128

Total revenues	307,060	287,039	268,690

Losses and loss adjustment expenses	202,544	153,619	144,244
Operating expenses	87,989	92,233	96,096
Interest expense	4,598	4,602	4,745
Amortization of intangible assets	3,665	3,328	2,481

Total expenses	298,796	253,782	247,566

Income before tax	8,264	33,257	21,124
Income tax expense	825	8,630	8,175
Net income	7,439	24,627	12,949
Less: Net income attributable to non-controlling interest	105	52	50

Net income attributable to Hallmark Financial Services, Inc.	$7,334	$24,575	$12,899

Net income per share attributable to
Hallmark Financial Services, Inc common stockholders:
Basic	$0.36	$1.19	$0.62
Diluted	$0.36	$1.19	$0.62

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	Number		Additional		Accumulated Other		Number	Total	Comprehensive
	of	Par	Paid-In	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2007	20,776	$3,740	$118,459	$59,343	$(1,844)	$(77)	8	$179,621

Amortization of fair value of stock options granted	-	-	1,368	-	-	-	-	1,368

Stock options exercised	66	11	208	-	-	-	-	219

Amortization of redeemable non-controlling interest	-	-	(107)	-	-	-	-	(107)

Comprehensive loss:
Net income	-	-	-	12,899	-	-	-	12,899	$12,899

Other comprehensive loss:
Change in net actuarial loss	-	-	-	-	(3,380)	-	-	(3,380)	(3,380)
Net unrealized holding losses arising during period	-	-	-	-	(15,605)	-	-	(15,605)	(15,605)
Reclassification adjustment for losses included in net income	-	-	-	-	(1,083)	-	-	(1,083)	(1,083)
Net unrealized losses on securities					(16,688)			(16,688)	(16,688)
Total other comprehensive loss before tax					(20,068)			(20,068)	(20,068)
Tax effect on other comprehensive loss					5,480			5,480	5,480
Other comprehensive loss after tax					(14,588)			(14,588)	(14,588)
Comprehensive loss									$(1,689)
Balance at December 31, 2008	20,842	$3,751	$119,928	$72,242	$(16,432)	$(77)	8	$179,412

Cumulative effect of adjustments resulting from adoption of change in accounting principle, net of tax (note 1)	-	-	-	1,665	(1,665)	-	-	-

Acquisition of treasury shares	-	-	-	-	-	(5,250)	750	(5,250)

Amortization of fair value of stock options granted	-	-	1,334	-	-	-	-	1,334

Stock options exercised	31	6	109	-	-	-	-	115

Accretion of redeemable non-controlling interest	-	-	(355)	-	-	-	-	(355)

Comprehensive income:
Net income	-	-	-	24,575	-	-	-	24,575	$24,575

Other comprehensive income:
Change in net actuarial loss	-	-	-	-	2,327	-	-	2,327	2,327
Net unrealized holding gains arising during period	-	-	-	-	42,299	-	-	42,299	42,299
Reclassification adjustment for losses included in net income	-	-	-	-	(3,571)	-	-	(3,571)	(3,571)
Net unrealized gains on securities					38,728			38,728	38,728
Total other comprehensive income before tax					41,055			41,055	41,055
Tax effect on other comprehensive income					(14,369)			(14,369)	(14,369)
Other comprehensive income after tax					26,686			26,686	26,686
Comprehensive income									$51,261

Balance at December 31, 2009	20,873	$3,757	$121,016	$98,482	$8,589	$(5,327)	758	$226,517

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

					Accumlated
	Number		Additional		Other		Number	Total	Comprehensive
	of	Par	Paid-In	Retained	Comprehensive	Treasury	of	Stockholders'	Income
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Shares	Equity	(Loss)

Balance at December 31, 2009	20,873	$3,757	$121,016	$98,482	$8,589	$(5,327)	758	$226,517

Amortization of fair value of stock options granted	-	-	1,114	-	-	-	-	1,114

Stock options exercised	-	-	(40)	-	-	65	(9)	25

Accretion of redeemable non-controlling interest	-	-	(275)	-	-	-	-	(275)

Comprehensive income:
Net income	-	-	-	7,334	-	-	-	7,334	$7,334

Other comprehensive income:
					-
Change in net actuarial loss	-	-	-	-	(309)	-	-	(309)	(309)
Net unrealized holding gains arising during period	-	-	-	-	10,324	-	-	10,324	10,324
Reclassification adjustment for gains included in net income	-	-	-	-	(8,402)	-	-	(8,402)	(8,402)
Net unrealized gains on securities					1,922			1,922	1,922

Total other comprehensive income before tax					1,613			1,613	1,613
Tax effect on other comprehensive income					(565)			(565)	(565)
Other comprehensive income after tax					1,048			1,048	1,048

Comprehensive income									$8,382

Balance at December 31, 2010	20,873	$3,757	$121,815	$105,816	$9,637	$(5,262)	749	$235,763
The accompanying notes are an integral
part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
($ in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$7,439	$24,627	$12,949

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	4,751	4,105	3,219
Deferred federal income taxes	(1,018)	(1,535)	(912)
Realized (gains) losses on investments	(8,402)	(3,032)	11,261
Change in ceded unearned premiums	(2,860)	(6,835)	(407)
Change in premiums receivable	(702)	(2,628)	1,994
Change in accounts receivable	(3,674)	1,215	688
Change in deferred policy acquisition costs	(887)	(1,268)	233
Change in unpaid losses and loss adjustment expenses	49,942	19,735	31,025
Change in unearned premiums	6,229	18,084	(806)
Change in unearned revenue	(75)	(1,846)	(912)
Change in accrued agent profit sharing	(489)	(361)	(693)
Change in reinsurance recoverable	(12,424)	6,774	(3,266)
Change in reinsurance balances payable	(160)	3,281	-
Change in current federal income tax recoverable/payable	(5,359)	1,962	(1,560)
Change in accrued ceding commission payable	(4,369)	(5)	(3,494)
Change in all other liabilities	2,893	(5,783)	977
Change in all other assets	5,525	5,208	(1,584)
Net cash provided by operating activities	36,360	61,698	48,712

Cash flows from investing activities:
Purchases of property and equipment	(1,775)	(1,263)	(1,119)
Acquisitions of subsidiaries, net of cash received	7,404	(7,246)	(14,799)
Net transfers (into)/from restricted cash	(2,196)	3,930	8,010
Purchases of investment securities	(226,246)	(109,959)	(704,247)
Maturities, sales and redemptions of investment securities	134,821	112,548	586,034
Net cash used in investing activities	(87,992)	(1,990)	(126,121)

Cash flows from financing activities:
Net borrowings (repayments) of note payable	-	(1,417)	105
Distribution to non-controlling interest	(144)	(20)	-
Proceeds from exercise of employee stock options	25	115	219
Purchase of treasury shares	-	(5,250)	-
Repayment of borrowings	-	-	(10,000)
Net cash used in financing activities	(119)	(6,572)	(9,676)

Increase (decrease) in cash and cash equivalents	(51,751)	53,136	(87,085)
Cash and cash equivalents at beginning of year	112,270	59,134	146,219
Cash and cash equivalents at end of year	$60,519	$112,270	$59,134

Supplemental cash flow information:
Interest paid	$(4,594)	$(4,641)	$(4,759)
Income taxes paid	$(7,202)	$(8,202)	$(10,649)

Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(2,215)	$983	$26,364
Change in payable for securities related to investment purchases that settled after the balance sheet date	$2,474	$(3,587)	$(87,795)

The accompanying notes are an integral part
of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

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

We pursue our business activities through subsidiaries whose operations are organized into five business units that are supported by our insurance company subsidiaries.  Our Standard Commercial business unit (formerly known as our AHIS Operating Unit) handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”).  Our E&S Commercial business unit (formerly known as our TGA Operating Unit) handles primarily commercial and medical professional liability insurance products and services and is comprised of TGA Insurance Managers, Inc. (“TGA”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”).  Our General Aviation business unit (formerly known as our Aerospace Operating Unit) handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”).  Our Excess & Umbrella business unit (formerly known as our Heath XS Operating Unit) offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage.  Our Excess & Umbrella business unit is compromised of Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”), both of which were acquired effective August 29, 2008. Our Personal Lines business unit (formerly known as our Personal Lines Operating Unit) handles personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Hallmark Insurance Company).  Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”) and Hallmark National Insurance Company (“HNIC”).

These five business units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment presently consists solely of the Standard Commercial business unit and the Personal Segment presently consists solely of our Personal Lines business unit.  The Specialty Commercial Segment includes our E&S Commercial business unit, our General Aviation business unit and our Excess & Umbrella business unit.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries.  Intercompany accounts and transactions have been eliminated.  The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which, as to AHIC, HIC, HSIC, HCM and HNIC differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate.  Since future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment may be reflected in the financial statements in future periods.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

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

Restricted Cash:  The carrying amount for restricted cash reported in the balance sheet approximates the fair value.

Note Payable:  The carrying value of our bank credit facility of $2.8 million approximates the fair value based on the current interest rate.

Subordinated debt securities: Our trust preferred securities had a carried value of $56.7 million and $56.7 million and a fair value of $53.7 million and $54.4 million as of December 31, 2010 and 2009, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.5% as of December 31, 2010 and 2009, respectively, which are based on similar issues to discount future cash flows.

For reinsurance recoverable, federal income tax payable and receivable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments

Investments

Debt and equity securities available for sale are reported at fair value.  Unrealized gains and losses are recorded as a component of stockholders’ equity, net of related tax effects.  Equity securities that are determined to have other-than-temporary impairment are recognized as a loss on investments in the consolidated statements of operations.  Debt securities that are determined to have other-than-temporary impairment are recognized as a loss on investments in the consolidated statements of operations for the portion that is related to credit deterioration with the remaining portion recognized in other comprehensive income. Debt security premiums and discounts are amortized into earnings using the effective interest method. Maturities of debt securities and sales of equity securities are recorded in receivable for securities until the cash is settled.  Purchases of debt and equity securities are recorded in payable for securities until the cash is settled.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premiums are earned.  If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2010, 2009 and 2008, we deferred $58.2 million, $53.6 million and $54.9 million of policy acquisition costs and amortized $57.3 million, $52.3 million and $55.1 million of deferred policy acquisition costs, respectively.  Therefore, the net deferrals of policy acquisition costs were $0.9 million, $1.3 million and ($0.2) million for 2010, 2009 and 2008, respectively.

Business Combinations

We account for business combinations using the purchase method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, “Business Combinations.”  The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values.  The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as Goodwill. Indirect and general expenses related to business combinations are expensed as incurred.  Prior to 2009 indirect and general expenses were capitalized.

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising the Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition of membership interests in the subsidiaries comprising the Excess & Umbrella business unit, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries comprising the Excess & Umbrella business unit and grant to an affiliate of the Seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the Seller upon the earlier of August 29, 2012, the termination of the employment of the Seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we would have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $1.3 million at December 31, 2010.

The fair value of the amortizable intangible assets acquired and respective amortization periods for the Excess & Umbrella business unit are as follows ($ in thousands):

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

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM.  We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011 subject to a maximum of $1.25 million.  The override commission will be paid monthly as the subject premiums and policy fees are written.  The fair value of the management agreement acquired is $3.2 million and will be amortized over four years.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

On December 31, 2010, we acquired all of the issued and outstanding capital stock of HNIC for initial consideration of $14.0 million paid in cash on January 3, 2011.  In addition, an earnout of up to $2.0 million is payable to the seller quarterly in an amount equal to 2% of gross collected premiums on new or renewal personal lines insurance policies written by HNIC agents during the three years following closing.  HNIC is an Ohio domiciled insurance company that writes non-standard personal automobile policies through independent agents in 21 states.

The fair value of the intangible assets acquired and respective amortization periods for HNIC are as follows ($ in thousands):

Insurance licenses	$1,300	-
Non-compete agreement	$670	3 years
Agency relationships	$3,063	10 years

In conjunction with the acquisition, cash and cash equivalents were provided as follows ($ in thousands):

Fair value of tangible assets excluding cash and cash equivalents	$29,796
Fair value of intangible assets acquired, net of deferred taxes	5,737
Fair value of liabilities assumed	(42,937)
Cash and cash equivalents provided by acquisitions	$(7,404)

Intangible Assets

We account for our intangible assets according to ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”).  ASC 350 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires testing of definite-lived intangible assets if the occurrence of an event or circumstances indicates an impairment, (4) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (5) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Pursuant to ASC 350, we have identified the components of goodwill and assigned the carrying value of these components among our five business units, as follows: Standard Commercial business unit - $2.1 million; E&S Commercial business unit - $18.8 million; General Aviation business unit - $9.7 million; Personal Lines business unit - $5.3 million; and Excess & Umbrella business unit - $7.7 million.  The determination of fair value was based on multiple valuation approaches including an income approach utilizing discounted cash flows and a market approach utilizing observable key ratios of peer companies.

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting.  Significant assumptions in the income approach model included income projections, discount rates and terminal growth values.  The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium.  The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates.  While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The market approach to determining fair value utilized observable key metrics of similar peer companies such as price to earnings ratios for current year earnings and forecasted 2011 earnings.  Additionally, the direct capitalization of earnings method was utilized.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

During 2010, 2009 and 2008, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002.  The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2010	2009
Gross Carrying Amount:
Customer/agent relationships	$32,177	$29,114
Tradename	3,440	3,440
Management agreement	3,232	3,232
Insurance licenses	1,300	-
Non-compete & employment agreements	4,235	3,565
Total gross carrying amount	44,384	39,351

Accumulated Amortization:
Customer/agent relationships	(8,608)	(6,676)
Tradename	(1,012)	(782)
Management agreement	(1,279)	(471)
Insurance licenses	-	-
Non-compete & employment agreements	(3,244)	(2,549)
Total accumulated amortization	(14,143)	(10,478)

Total net carrying amount	$30,241	$28,873

Insurance licenses are not amortized because they have an indefinite life.  We amortize definite-lived intangible assets straight line over their respective lives.  The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2011	$3,586
2012	$3,586
2013	$3,115
2014	$2,526
2015	$2,468

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

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

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $11.9 million and $10.1 million, at December 31, 2010 and 2009, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years).    Depreciation expense for 2010, 2009 and 2008 was $1.1 million, $0.8 million and $0.7 million, respectively.  Accumulated depreciation was $9.0 million and $8.0 million at December 31, 2010 and 2009, respectively.

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

We evaluate on an ongoing basis our investments in Trust I and II (collectively the “Trusts”) and continue to conclude that, while the Trusts continue to be variable interest entities (“VIE’s”), we are not the primary beneficiary.  Therefore, the Trusts are not included in our consolidated financial statements.

We are also involved in the normal course of business with VIE’s primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third party VIE’s.  The maximum exposure to loss with respect to these investments is limited to the investment carrying values, included in the consolidated balance sheets.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2010, 2009 and 2008.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses.  These estimates are subject to the effects of trends in loss severity and frequency.  Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Activity related to non-controlling interest for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Beginning balance	$1,124	$737

Accretion of redeemable non-controlling interest	275	355

Net income attributable to non-controlling interest	105	52

Distribution to non-controlling interest	(144)	(20)

Ending balance	$1,360	$1,124

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy.  Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $13.3 million, $7.1 million and $5.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Finance Charges

We receive premium installment fees for each direct bill payment from policyholders.  Installment fee income is classified as finance charges on the consolidated statement of operations and is recognized as the fee is invoiced.

Also, PAAC provides premium financing for policies produced by TGA and certain unaffiliated general and retail agents.  Interest earned on the premium finance notes issued by PAAC for the financing of insurance premiums is recorded as finance charges.  This interest is earned on the Rule of 78’s method, which approximates the interest method for such short-term notes.  The credit risk for our premium finance receivables is mitigated by our ability to cancel the policy in the event of non-payment.

Relationship with Third Party Insurers

Through December 31, 2005, our Standard Commercial business unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer.  Through December 31, 2008, all business of our E&S Commercial business unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting.  Ceding commissions and other fees received under these arrangements are classified as unearned revenue until earned pro rata over the terms of the policies. Effective July 1, 2009, in states where our insurance companies are not admitted, our Excess & Umbrella business unit writes policies under fronting arrangements pursuant to which we assume all of the risk and retrocede a portion of the risk to third party reinsurers.  Through June 30, 2009, our Excess & Umbrella business unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk from a third-party insurer.  Ceding commissions and other fees received under this arrangement are recognized as of the effective date of the policy.

Recognition of Commission Revenues of Our Standard and Specialty Commercial Segments

Commission revenues and commission expenses related to insurance policies issued by American Hallmark Insurance Services and TGA on behalf of Clarendon and Republic, respectively, are recognized pro rata during the period covered by the policy.  Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets.  We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned.  The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate.  Commission revenues and commission expenses related to insurance policies issued by our Excess & Umbrella business unit for third party insurance carriers and not assumed by our insurance subsidiaries are recognized as of the effective date of the policy.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial Segment and Clarendon.

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04

Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded to at December 31, 2010	63.5%	64.5%	67.0%	59.4%

As of December 31, 2010, we had a $1.8 million profit sharing payable for the quota share treaty effective July 1, 2001, a $2.6 million payable on the quota share treaty effective July 1, 2003 and a $2.7 million receivable on the quota share treaty effective July 1, 2004. As of December 31, 2010 we did not have a receivable or payable on the quota share treaty effective July 1, 2002. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the Specialty Commercial Segment and Republic.

	Treaty Effective Dates
	01/01/06	01/01/07	01/01/08

Provisional loss ratio	65.0%	65.0%	65.0%

Ultimate loss ratio recorded to at December 31, 2010	57.8%	61.5%	58.6%

As of December 31, 2010 we had a $0.4 million profit share receivable for the quota share treaty effective January 1, 2006 and a $2.1 million profit share receivable for the quota share treaty effective January 1, 2008.  As of December 31, 2010, we did not have a receivable or payable for the quota share treaty effective January 1, 2007. The receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

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

Retail Agent Commissions

We pay monthly commissions to retail agents based on written premium produced, but generally recognize the expense pro rata over the term of the policy.  If the policy is cancelled prior to its expiration, the unearned portion of the agent commission is refundable to us.  The unearned portion of commissions paid to retail agents is included in deferred policy acquisition costs. Commission expenses related to the insurance policies issued by our Excess & Umbrella business unit for third party insurance carriers and not assumed by our insurance company subsidiaries are recognized as of the effective date of the policy.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

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

Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC 820”), “Fair Value Measurements and Disclosures” to require additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs.  This update was effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The adoption of ASC 820 did not have and is not expected to have a material impact on our financial position or results of operations but does require additional disclosures.

In January 2010, we adopted new guidance issued by the FASB providing that a company should include a variable interest entity (“VIE”) in its consolidated accounts if the company is the primary beneficiary of the VIE.  A company is considered the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required.  The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE.  The adoption of this guidance did not have a significant effect on our financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, which requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures are effective for us for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC Topic 320, “Investment Securities” (“ASC 320”), amending prior other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320 are effective for interim periods ending after June 15, 2009.  We adopted ASC 320 effective April 1, 2009, which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income (loss) of approximately $2.6 million before tax and $1.7 million net of tax.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Accounting Pronouncements Not Yet Adopted

In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts which are to be capitalized.  The guidance will be effective for us for the year beginning January 1, 2012 and may be applied prospectively or retrospectively.  We are in the process of assessing the effect that the implementation of the new guidance will have on our financial position and results of operations.  The amount of acquisition costs we would defer under the new guidance may be less than the amount deferred under our current accounting practice.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to our current year presentation.  Such reclassification had no effect on net income or stockholders’ equity.

Change in the Annual Goodwill Testing Date

In years prior to 2010, we performed our annual goodwill impairment testing as of the last day of our fourth fiscal quarter.  For 2010, we have changed this date to the first day of our fourth fiscal quarter, October 1, in order to provide additional time to quantify the fair value of our reporting units and evaluate the results of our testing prior to the completion of our annual financial statements.  We determined that the change in accounting principle related to the annual testing date is preferable under the circumstances because it will provide sufficient time to complete more analysis, if required, to accommodate accelerated filing requirements and does not result in adjustments to our financial statements. In addition, the change in measurement date does not result in the acceleration, delay or avoidance of an impairment charge.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended
	December 31

	2010	2009	2008

U.S. Treasury securities and obligations of U.S. Government	$71	$169	$918
Corporate bonds	3,905	5,193	2,756
Collateralized corporate bank loans	4,149	1,925	439
Municipal bonds	6,259	6,486	10,101
Mortgage backed	35	15	-
Equity securities-financial services	335	941	647
Equity securities-all other	501	420	327
Cash and cash equivalents	195	216	1,255
	15,450	15,365	16,443
Investment expenses	(601)	(418)	(394)
Net investment income	$14,849	$14,947	$16,049

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2010, 2009 or 2008.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Twelve Months Ended
	December 31

	2010	2009	2008

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$1,217
Corporate bonds	2,026	31	(2,677)
Collateralized corporate bank loans	2,170	1,513	(355)
Municipal bonds	(86)	(41)	233
Equity securities financial services	2,858	1,862	157
Equity securities all other	1,434	205	(991)
Net realized gain (loss)	8,402	3,570	(2,416)
Other-than-temporary impairments	-	(538)	(8,845)
Gain (loss) on investments	$8,402	$3,032	$(11,261)

We realized gross gains on investments of $8.6 million, $5.0 million, and $3.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. We realized gross losses on investments of $0.2 million, $1.4 million and $5.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.  We recorded proceeds from the sale of investment securities of $137.0 million, $111.6 million and $559.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.  Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2010

U.S. Treasury securities and obligations of U.S. Government	$39,767	$36	$-	$39,803
Corporate bonds	82,956	3,465	(844)	85,577
Collateralized corporate bank loans	106,723	1,685	(95)	108,313
Municipal bonds	153,334	2,421	(1,842)	153,913
Mortgage-backed	750	43	-	793

Total debt securities	383,530	7,650	(2,781)	388,399

Financial services	15,385	5,770	(270)	20,885
All other	17,084	6,196	(123)	23,157

Total equity securities	32,469	11,966	(393)	44,042

Total debt and equity securities	$415,999	$19,616	$(3,174)	$432,441

As of December 31, 2009

U.S. Treasury securities and obligations of U.S. Government	$6,830	$23	$(17)	$6,836
Corporate bonds	71,378	4,372	(865)	74,885
Collateralized corporate bank loans	23,182	2,818	(1,336)	24,664
Municipal bonds	185,036	2,543	(2,786)	184,793
Mortgage-backed	682	17	(1)	698

Total debt securities	287,108	9,773	(5,005)	291,876

Financial services	17,156	5,008	(232)	21,932
All other	10,095	3,790	(16)	13,869

Total equity securities	27,251	$8,798	$(248)	$35,801

Total debt and equity securities	$314,359	$18,571	$(5,253)	$327,677

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2010 and December 31, 2009 (in thousands):

	As of December 31, 2010

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	8,036	(13)	2,342	(831)	10,378	(844)
Collateralized corporate bank loans	17,370	(90)	19	(5)	17,389	(95)
Municipal bonds	24,755	(248)	46,591	(1,594)	71,346	(1,842)
Mortgage backed	-	-	-	-	-	-
Total debt securities	50,161	(351)	48,952	(2,430)	99,113	(2,781)

Financial services	1,234	(270)	-	-	1,234	(270)
All other	625	(123)	-	-	625	(123)
Total equity securities	1,859	(393)	-	-	1,859	(393)
Total debt and equity securities	$52,020	$(744)	$48,952	$(2,430)	$100,972	$(3,174)

	As of December 31, 2009

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$3,202	$(17)	$-	$-	$3,202	$(17)
Corporate bonds	17,945	(68)	5,292	(797)	23,237	(865)
Collateralized corporate bank loans	979	(98)	4,350	(1,238)	5,329	(1,336)
Municipal bonds	28,940	(1,524)	42,183	(1,262)	71,123	(2,786)
Mortgage backed	51	(1)	-	-	51	(1)
Total debt securities	51,117	(1,708)	51,825	(3,297)	102,942	(5,005)

Financial services	1,417	(232)	-	-	1,417	(232)
All other	658	(16)	-	-	658	(16)
Equity securities	2,075	(248)	-	-	2,075	(248)
Total debt and equity securities	$53,192	$(1,956)	$51,825	$(3,297)	$105,017	$(5,253)

At December 31, 2010, the gross unrealized losses more than twelve months old were attributable to 31 debt security positions.  At December 31, 2009, the gross unrealized losses more than twelve months old were attributable to 60 debt security positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

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

The amortized cost and estimated fair value of debt securities at December 31, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$34,427	$34,778
Due after one year through five years	197,493	201,829
Due after five years through ten years	110,887	111,519
Due after ten years	39,973	39,480
Mortgage-backed	750	793
	$383,530	$388,399

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Activity related to the credit component recognized in earnings on debt securities held by us for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2009 is as follows (in thousands):

Balance, January 1, 2009	$-

Credit component of other-than-temporary impairment not reclassified to OCI in conjuction with the cumulative effect transition adjustment (1)	1,168

Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	-

Balance, January 1, 2010	$1,168

Reductions for securities sold or matured during the period	(1,168)

Balance, December 31, 2010	$-

(1) As of April 1, 2009, we had securities with $3.7 million of other-than-temporary impairment previously recognized in earnings of which $1.1 million represented the credit component and $2.6 million represented the noncredit component which was reclassified back to accumulated other comprehensive income through a cumulative-effect adjustment.

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $33.4 million at December 31, 2010 and a carrying value of $29.7 million at December 31, 2009.

3. Fair Value:

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
Years ended December 31, 2010, 2009, and 2008

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, and U.S. Treasury securities for which quoted prices are not available on active exchanges for identical instruments.  We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes.  Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of  ASC 820 for Level 2 investment securities.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009 (in thousands).

	As of December 31, 2010
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$39,803	$-	$39,803
Corporate bonds	-	85,577	-	85,577
Collateralized corporate bank loans	-	106,899	1,414	108,313
Municipal bonds	-	133,346	20,567	153,913
Mortgage-backed	-	793	-	793
Total debt securities	-	366,418	21,981	388,399

Financial services	20,885	-	-	20,885
All other	23,157	-	-	23,157
Total equity securities	44,042	-	-	44,042
Total debt and equity securities	$44,042	$366,418	$21,981	$432,441

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

	As of December 31, 2009

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$6,836	$-	$6,836
Corporate bonds	-	74,885	-	74,885
Collateralized corporate bank loans	-	24,664	-	24,664
Municipal bonds	-	159,521	25,272	184,793
Mortgage-backed	-	698	-	698
Total debt securities	-	266,604	25,272	291,876

Financial services	21,932	-	-	21,932
All other	13,869	-	-	13,869
Total equity securities	35,801	-	-	35,801
Total debt and equity securities	$35,801	$266,604	$25,272	$327,677

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these as level 3 in the fair value hierarchy.  We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity.  The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 11.0%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010 and 2009 (in thousands).

	2010	2009

Beginning balance as of January 1	$25,272	$46,104
Net purchases, issuances, sales and settlements	(3,775)	(20,525)
Total realized/unrealized gains included in net income	-	-
Net gains (losses) included in other comprehensive income	484	(307)
Transfers in and/or out of Level 3	-	-
Ending balance as of December 31	$21,981	$25,272

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

4.	Other Assets:

The following table details our other assets as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Profit sharing commission receivable	$5,143	$9,561
Accrued investment income	3,809	3,611
Debt issuance costs	1,311	1,362
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	2,829	2,140
Other assets	413	403
	$15,207	$18,779

5.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2010	2009	2008

Balance at January 1	$184,662	$156,363	$125,338
Less reinsurance recoverable	8,412	6,338	4,489
Net Balance at January 1	176,250	150,025	120,849

Incurred related to:
Current year	193,354	151,999	146,059
Prior years	9,190	1,620	(1,815)
Total incurred	202,544	153,619	144,244

Paid related to:
Current year	91,424	62,584	64,610
Prior years	73,647	64,810	50,458
Total paid	165,071	127,394	115,068

Net Balance at December 31	213,723	176,250	150,025
Plus reinsurance recoverable	37,954	8,412	6,338
Balance at December 31	$251,677	$184,662	$156,363

The $9.2 million and $1.6 million unfavorable development and $1.8 million favorable development in prior accident years recognized in 2010, 2009 and 2008, respectively, represent normal changes in our loss reserve estimates. In 2010 and 2009, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2008, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The $9.2 million increase in reserves for unpaid losses and LAE recognized in 2010 was attributable to $5.4 million unfavorable development on claims incurred in the 2009 accident year, $0.6 million unfavorable development on claims incurred in the 2008 accident year and $3.2 million unfavorable development on claims incurred in the 2007 and prior accident years.  Our Standard Commercial business unit, E&S Commercial business unit, Excess and Umbrella business unit and Personal Lines business unit accounted for $4.6 million, $1.6 million, $0.1 million and $3.1 million of the increase in reserves recognized during 2010, partially offset by a $0.2 million decrease in reserves for our General Aviation business unit.  The increase in reserves for our Standard Commercial business unit was driven by unfavorable claims development in the 2009 accident year due to late developing large property claims, including weather related claims.  Further contributing to the increase in reserves for our Standard Commercial business unit was unfavorable claims development in the 2007 and prior accident years driven by large loss development in property claims coupled with modest increases in general liability. The increase in reserves for our E&S Commercial business unit was primarily the result of unfavorable development due to modest increases in 2008 hurricane claims and strengthening in general liability case reserves in the 2007 and prior accident years. The increase in reserves for our Personal Lines business unit was primarily the result of unfavorable claims development in the 2009 and 2008 accident years mostly due to geographic expansion and the settlement of bad faith claims from the 2002 and 2001 accident years.

The $1.6 million increase in reserves for unpaid losses and LAE recognized in 2009 was attributable to $2.0 million unfavorable development on claims incurred in the 2008 accident year, $0.7 million favorable development on claims incurred in the 2007 accident year and $0.3 million unfavorable development on claims incurred in the 2006 and prior accident years.  Our E&S Commercial business unit and General Aviation business unit accounted for $4.1 million and $0.3 million of the increase in reserves recognized during 2009, partially offset by a $1.8 million and $1.0 million decrease in reserves for our Standard Commercial business unit and Personal Lines business unit.  The increase in reserves for our E&S Commercial business unit was driven by the development on a small number of commercial auto liability claims in which later reporting of medical information resulted in increased case reserves on claims with similar fact patterns. The decrease in reserves for our Standard Commercial business unit was primarily the result of favorable claims development in the 2006 through 2008 accident years with respect to general liability, partially offset by a commercial package liability claim in accident year 2005. The decrease in reserves for our Personal Lines business unit was primarily the result of favorable claims development in accident years 2007 and 2008 as well as a loss recovery from the 2002 accident year.

The $1.8 million decrease in reserves for unpaid losses and LAE recognized in 2008 was attributable to $0.7 million favorable development on claims incurred in the 2007 accident year, $0.9 million favorable development on claims incurred in the 2006 accident year and $0.2 million favorable development on claims incurred in the 2005 and prior accident years.  Our Standard Commercial business unit and Personal Lines business unit accounted for $2.4 million and $0.7 million, respectively, of the decrease in reserves recognized in 2008, partially offset by a $1.5 million increase in reserves in our E&S Commercial business unit.  The decrease in reserves for our Standard Commercial business unit was primarily the result of favorable claims development in the 2007 accident year with respect to the commercial automobile physical damage and commercial property lines of business, offset somewhat by unfavorable development in accident year 2005 with respect to commercial package liability coverage. The decrease in reserves for our Personal Lines business unit was primarily the result of favorable claims development in accident year 2006.  The increase in reserves for our E&S Commercial business unit was primarily the result of unfavorable claims development in accident years 2006 and 2007 attributable to a small number of larger than normal commercial automobile liability claims, partially offset by favorable claims development on the general liability line of business in accident years 2005 through 2007.

6.  Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources.  We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance.  Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits.  Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured.  Reinsurance recoverables are reported after allowances for uncollectible amounts.  We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically.  Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2010 is with reinsurers that have an A.M. Best rating of “A-“ or better.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2010	2009	2008
Premium Written :
Direct	$249,071	$214,074	$152,156
Assumed	71,902	73,484	91,693
Ceded	(39,332)	(25,818)	(8,922)
	$281,641	$261,740	$234,927

Premium Earned:
Direct	$239,282	$185,727	$155,616
Assumed	75,461	83,747	89,040
Ceded	(36,472)	(18,402)	(8,336)
	$278,271	$251,072	$236,320

Reinsurance recoveries	$22,172	$8,975	$11,994

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverable of $1.6 million as of December 31, 2010 and 2009.

We currently reinsure the following exposures on business generated by our business units:

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•
Excess & Umbrella.  Currently, we purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers.  In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.  Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•
E&S Commercial.  Currently, we purchase proportional reinsurance on our medical professional liability risks where we retain 40% of each risk and cede the remaining 60% to reinsurers.  In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•
Hallmark County Mutual.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.  In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•
Hallmark National Insurance Company.  Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller, State Auto Property & Casualty Insurance Company (“SAPCI”), pursuant to which SAPCI will handle all claims and assume all liabilities arising under policies issued by HNIC prior to closing or during a transition period of up to six months following the closing.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

7.  Note Payable:

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries now comprising our E&S Commercial business unit.  As of December 31, 2010 and 2009, the balance on the revolving note was $2.8 million, which currently bears interest at 2.80% per annum.  (See Note 9.)

8.  Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2010, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2010, the balance of our Trust II subordinated debt was $25.8 million.

9.  Credit Facilities:

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective May 27, 2010 to extend the term of the facility until May 27, 2012, provide for the repayment of all amounts outstanding at termination on or before April 30, 2015, reduce the revolving commitment to $5.0 million from $25.0 million and eliminate the sub-facility for premium finance operations. This amendment further revised various affirmative and negative covenants and changed the interest rate, at our election, to the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2010, we were in compliance with or had obtained waivers of all of our covenants.  As of December 31, 2010, we had $2.8 million outstanding under this facility.

10.	Segment Information:

We pursue our business activities through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

•
Standard Commercial Segment.  The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit which is comprised of our American Hallmark Insurance Services and ECM subsidiaries.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

•
Specialty Commercial Segment.  The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit and the commercial excess liability and umbrella products handled by our Excess & Umbrella business unit.  Our E&S Commercial business unit is comprised of our TGA, PAAC and TGARSI subsidiaries.  Our General Aviation business unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Excess & Umbrella business unit is compromised of our HXS and HDS subsidiaries. The Excess & Umbrella business unit was acquired August 29, 2008.

•
Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters and motorcycle insurance products and services handled by our Personal Lines business unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas presently retains all of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and assumes a portion of the risks on the commercial, medical professional liability and aviation property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial and medical professional liability property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•
Hallmark National Insurance Company was acquired on December 31, 2010.  Simultaneous with the closing of the acquisition, HNIC entered into reinsurance contracts with an affiliate of the seller, SAPCI, pursuant to which SAPCI will handle all claims and assume all liabilities arising under policies issued by HNIC prior to the closing and a portion of the liabilities during a transition period of up to six months following the closing.  Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

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

AHIC, HIC, and HSIC have entered into a pooling arrangement pursuant to which AHIC retains 46.0% of the total net premiums written by any of them, HIC retains 34.1% of our total net premiums written by any of them and HSIC retains 19.9% of our total net premiums written by any of them.  Neither HCM nor HNIC is a party to the intercompany pooling arrangement.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The following is additional business segment information for the twelve months ended December 31, 2010, 2009, and 2008 (in thousands):
	2010	2009	2008
Revenues
Standard Commercial Segment	$69,670	$76,496	$84,075
Speciality Commercial Segment	131,076	131,504	127,882
Personal Segment	96,741	73,785	64,475
Corporate	9,573	5,254	(7,742)
Consolidated	$307,060	$287,039	$268,690

Depreciation and Amortization Expense
Standard Commercial Segment	$159	$87	$173
Speciality Commercial Segment	3,703	3,075	2,718
Personal Segment	666	494	255
Corporate	223	449	73
Consolidated	$4,751	$4,105	$3,219

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	-	30	96
Personal Segment	-	-	-
Corporate	4,598	4,572	4,649
Consolidated	$4,598	$4,602	$4,745

Tax Expense/(Benefit)
Standard Commercial Segment	$(1,384)	$1,905	$1,763
Speciality Commercial Segment	4,015	5,151	5,116
Personal Segment	(789)	2,482	1,993
Corporate	(1,017)	(908)	(697)
Consolidated	$825	$8,630	$8,175

Pre-tax Income (Loss), net of non-controlling interest
Standard Commercial Segment	$(2,316)	$9,266	$9,683
Speciality Commercial Segment	13,315	20,883	21,328
Personal Segment	(705)	11,000	8,989
Corporate	(2,135)	(7,944)	(18,926)
Consolidated	$8,159	$33,205	$21,074

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

10.	Segment Information, continued

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2010	2009
Assets
Standard Commercial Segment	$118,818	$136,745
Specialty Commercial Segment	330,843	280,970
Personal Segment	204,660	109,844
Corporate	82,299	101,310
Consolidated	$736,620	$628,869
11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2010	2009	2008
Numerator for both basic and diluted earnings per share:
Net income attributable to Hallmark Financial Services, Inc.	$7,334	$24,575	$12,899

Denominator, basic shares	20,123	20,620	20,803
Effect of dilutive securities:
Stock options	52	13	74
Denominator, diluted shares	20,175	20,633	20,877

Basic earnings per share:	$0.36	$1.19	$0.62

Diluted earnings per share:	$0.36	$1.19	$0.62

For the years ended 2010, 2009 and 2008 we had 899,166 shares of common stock potentially issuable upon exercise of employee stock options that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2016 to 2018.

12.	Regulatory Capital Restrictions:

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or  statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2011, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $16.3 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders.  None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2010 or 2009.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. American Hallmark General Agency, Inc. paid $5.6 million, $5.6 million and $4.5 million in management fees to Hallmark during 2010, 2009 and 2008, respectively.  HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2010, 2009 and 2008.  AHIC paid $4.4 million, $4.5 million and $3.3 million in management fees to American Hallmark General Agency, Inc. during 2010, 2009 and 2008, respectively.  HSIC paid $60,000 in management fees to TGA Insurance Managers during each of 2010, 2009, and 2008.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Statutory capital and surplus is calculated as statutory assets less statutory liabilities.  The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2010, our insurance company subsidiaries reported statutory capital and surplus of $182.5 million, substantially greater than the minimum requirements for each state. For the year ended December 31, 2010, our insurance company subsidiaries reported statutory net income of $5.1 million, excluding HNIC, which was acquired December 31, 2010.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula.  The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action.  As of December 31, 2010, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005.  There are 2,000,000 shares authorized for issuance under the 2005 LTIP.  Our 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”) expired in 2004, but had unexercised options outstanding as of December 31, 2010.

As of December 31, 2010, there were incentive stock options to purchase 1,286,666 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding and there were 392,501 shares reserved for future issuance under the 2005 LTIP.  As of December 31, 2010, there were non-qualified stock options to purchase 20,834 shares outstanding under the 1994 Director Plan.  The exercise price of all such outstanding stock options is equal to the market value of our common stock on the date of grant.

Incentive stock options granted under the 2005 LTIP prior to 2009, vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  There was one grant of 25,000 incentive stock options in 2010 under the 2005 LTIP that vests in equal annual increments on each of the first three anniversary dates and terminates ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  There was one grant of 200,000 non-qualified stock options in 2009 under the 2005 LTIP that vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.  All non-qualified stock options granted under the 1994 Director Plan vested 40% six months from the date of grant and an additional 10% on each of the first six anniversary dates of the grant and terminate ten years from the date of grant.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

A summary of the status of our stock options as of and changes during the year ended December 31, 2010 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	$(000)

Outstanding at January 1, 2010	1,614,166	$9.62
Granted	25,000	$9.12
Exercised	(9,166)	$2.69
Forfeited or expired	(2,500)	$2.63
Outstanding at December 31, 2010	1,627,500	$9.66	7.0	$1,753
Exercisable at December 31, 2010	776,927	$10.36	6.3	$611

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2010	2009	2008

Intrinsic value of options exercised	$47	$113	$415

Cost of share-based payments (non-cash)	$1,115	$1,334	$1,368

Income tax benefit of share-based payments recognized in income	$30	$78	$30

As of December 31, 2010, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.8 million is expected to be recognized in 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term.  The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.

	2010	2009	2008

Grant date fair value per share	$3.62	$3.00	$4.74
Expected term (in years)	6.0	6.8	6.4
Expected volatility	35.0%	40.0%	35.0%
Risk free interest rate	3.2%	2.7%	3.4%

14.       Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service.  This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination.  All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2010, 2009 and 2008 using a measurement date of December 31(in thousands).

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Assumptions (end of period):
Discount rate used in determining benefit obligation	5.25%	6.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,050)	$(11,301)	$(12,159)

Projected benefit obligation	$(12,050)	$(11,301)	$(12,159)
Fair value of plan assets	9,217	8,673	7,850
Funded status	$(2,833)	$(2,628)	$(4,309)

Net actuarial loss	(3,114)	(2,805)	(5,132)
Accumulated other comprehensive loss	(3,114)	(2,805)	(5,132)
Prepaid pension cost	281	177	823
Net amount recognized as of December 31	$(2,833)	$(2,628)	$(4,309)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$11,301	$12,159	$12,053
Interest cost	651	643	667
Actuarial liability (gain)/loss	925	(631)	327
Benefits paid	(827)	(870)	(888)
Benefit obligation as of end of period	$12,050	$11,301	$12,159

Change in plan assets:
Fair value of plan assets as of beginning of period	$8,673	$7,850	$10,384
Actual return on plan assets, net of expenses	937	1,693	(2,448)
Employer contributions	434	-	802
Benefits paid	(827)	(870)	(888)
Fair value of plan assets as of end of period	$9,217	$8,673	$7,850

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	651	643	667
Expected return on plan assets	(546)	(485)	(670)
Recognized actuarial loss	224	489	64
Net periodic pension cost	$329	$647	$61

Discount rate	6.00%	5.50%	5.75%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Estimated future benefit payments by fiscal year (in thousands):

2011	$895
2012	$911
2013	$909
2014	$904
2015	$896
2016-2020	$4,323

As of December 31, 2010, the fair value of the plan assets was composed of cash and cash equivalents of $0.2 million, bonds and notes of $3.0 million and equity securities of $6.0 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of the 6.5% long-term rate of return on assets assumption.  To develop the discount rate used in determining the benefit obligation we used the Mercer Yield Curve at the measurement date to match the timing and amounts of projected future benefits.

We estimate contributing $0.6 million to the defined benefit cash balance plan during 2011.  We expect our 2011 periodic pension cost to be $0.3 million, the components of which are interest cost of $0.6 million, expected return on plan assets of ($0.6) million and amortization of actuarial loss of $0.3 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2010 and 2009.

	12/31/10	12/31/09
Asset Category:
Debt securities	32%	32%
Equity securities	65%	65%
Cash and cash equivalents	3%	3%
Total	100%	100%

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
Years ended December 31, 2010, 2009, and 2008

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

Level 2 investment securities include corporate bonds, municipal bonds, collateralized corporate bank loans and U.S. Treasury securities for which quoted prices are not available on active exchanges for identical instruments.  We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes.  Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of  ASC 820 for Level 2 investment securities.

In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.  Level 3 investments are valued based on the best available data in order to approximate fair value.  This data may be internally developed and consider risk premiums that a market participant would require.

The following table presents for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2010 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$2,961	$-	$2,961
Equity securities	5,999	-	-	5,999
Cash and cash equivalents	257	-	-	257
Total	$6,256	$2,961	$-	$9,217

We sponsor a defined contribution plan.  Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year.  We contributed $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009
Deferred tax liabilities:
Deferred policy acquisition costs	$(7,588)	$(7,277)
Net unrealized holding gain on investments	(5,767)	(4,661)
Agency relationship	(113)	(123)
Intangible assets	(7,941)	(6,811)
Fixed assets	(669)	(344)
Other	(578)	(477)
Total deferred tax liabilities	(22,656)	(19,693)
Deferred tax assets:
Unearned premiums	8,082	7,846
Deferred ceding commissions	5	22
Amortization of non-compete agreements	595	655
Pension liability	1,090	982
Net operating loss carry-forward	889	990
Unpaid loss and loss adjustment expense	6,434	5,149
Goodwill	302	511
Rent reserve	8	22
Investment impairments	1,599	2,416
Capital loss	-	9
Other	181	149
Total deferred tax assets	19,185	18,751

Net deferred tax liability	$(3,471)	$(942)

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented below (in thousands):

	2010	2009

Continuing operations	$-	$(1,213)
Changes in other comprehensive income	-	(3,300)
	$-	$(4,513)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

15.	Income Taxes, continued:

A reconciliation of the income tax provisions based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	2010	2009	2008
Computed expected income tax expense at statutory regulatory tax rate	$2,892	$11,640	$7,394
Meals and entertainment	17	14	18
Tax exempt interest	(1,829)	(2,157)	(2,883)
Dividends received deduction	(172)	(253)	(147)
State taxes (net of federal benefit)	299	159	269
Valuation allowance	-	(1,213)	2,969
Other	(382)	440	555
Income tax expense	$825	$8,630	$8,175

Current income tax expense	$1,843	$10,165	$9,087
Deferred tax benefit	(1,018)	(1,535)	(912)
Income tax expense	$825	$8,630	$8,175

We have available, for federal income tax purposes, unused net operating loss of approximately $2.5 million     at December 31, 2010.  The losses were acquired as part of the HIC acquisition and may be used to offset future taxable income.  Utilization of the losses is limited under Internal Revenue Code Section 382.  The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses.  The net operating losses will expire, if unused, as follows (in thousands):

Year
2021	$1,625
2022	878
$2,503

We are no longer subject to U.S. federal, state, local or non – U.S. income tax examinations by tax authorities for years prior to 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  There were no uncertain tax positions at December 31, 2010.

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2018.  Certain of these leases contain renewal options.  Rental expense amounted to $1.8 million, $1.8 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

Year

2011	$1,194
2012	1,029
2013	989
2014	970
2015	966
2016 and thereafter	2,528

Total minimum lease payments	$7,676

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers.  Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense.  There were no assessments during 2010, 2009 or 2008.

In December 2010, TGA was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete.  TGA frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and Hallmark Specialty Insurance Company, both Texas eligible surplus lines insurance carriers.  In its role as the MGU, TGA underwrites policies on behalf of these carriers while other agencies located in Texas generally referred to as “producing agents” deliver the policies to the insureds and collect all premiums due from the insureds.  During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller.  We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller.  It also complies with long standing industry practice.  The Comptroller asserts that TGA is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that TGA therefore owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes.  At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter.

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

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.  We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2010.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk.  Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements.  In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically.  Most of our reinsurance recoverable balance as of December 31, 2010 is with reinsurers that have an A.M. Best rating of “A-“ or better.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

18.	Unaudited Selected Quarterly Financial Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data).  In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$75,823	$75,687	$76,217	$79,333	$70,910	$70,744	$71,903	$73,482
Total expense	66,642	76,996	74,963	80,195	62,465	63,941	66,070	61,306
Income (loss) before tax	9,181	(1,309)	1,254	(862)	8,445	6,803	5,833	12,176
Income tax expense (benefit)	2,890	(953)	205	(1,317)	1,662	2,519	1,585	2,864
Net income (loss)	6,291	(356)	1,049	455	6,783	4,284	4,248	9,312
Net income (loss) attributable to non-controlling interest	5	32	33	35	(7)	9	34	16
Net income (loss) attributable to Hallmark Financial Services, Inc.	$6,286	$(388)	$1,016	$420	$6,790	$4,275	$4,214	$9,296

Basic earnings (loss) per share:	$0.31	$(0.02)	$0.05	$0.02	$0.33	$0.20	$0.20	$0.46
Diluted earnings (loss) per share:	$0.31	$(0.02)	$0.05	$0.02	$0.33	$0.20	$0.20	$0.46

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
BALANCE SHEETS
December 31, 2010 and 2009
(In thousands)

	2010	2009
ASSETS
Equity securities, available-for-sale, at fair value	$-	$944
Cash and cash equivalents	10,983	9,646
Investment in subsidiaries	299,711	287,566
Deferred federal income taxes	173	154
Other assets	3,821	3,590

	$314,688	$301,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$59,502	$59,502
Current federal income tax payable	7,855	8,555
Accounts payable and other accrued expenses	11,568	7,326

	78,925	75,383

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2010 and in 2009	3,757	3,757
Capital in excess of par value	121,815	121,016
Retained earnings	105,816	98,482
Accumulated other comprehensive income	9,637	8,589
Treasury stock (748,662 shares in 2010 and 757,828 in 2009), at cost	(5,262)	(5,327)

Total stockholders’ equity	235,763	226,517

Total liabilities and stockholders’ equity	$314,688	$301,900

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Investment income (loss), net of expenses	$(119)	$(166)	$127
Realized gain (loss)	41	313	(1,056)
Management fee income	6,071	7,127	6,044
Other income	5	-	-

	5,998	7,274	5,115

Losses and loss adjustment expenses	-	-	(1)
Operating expenses	6,885	8,190	6,537
Interest expense	4,598	4,572	4,649
Amortization of intangible asset	150	379	-

	11,633	13,141	11,185

Loss before equity in undistributed earnings of subsidiaries and income tax expense	(5,635)	(5,867)	(6,070)

Income tax benefit	(1,608)	(1,609)	(1,567)

Loss before equity in undistributed earnings of subsidiaries	(4,027)	(4,258)	(4,503)
Equity in undistributed share of earnings in subsidiaries	11,361	28,833	17,402

Net income	$7,334	$24,575	$12,899

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)
HALLMARK FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$7,334	$24,575	$12,899

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	223	448	74
Deferred income tax expense (benefit)	(12)	112	(17)
Change in unpaid losses and loss adjustment expenses	-	-	(1)
Undistributed share of earnings of subsidiaries	(11,361)	(28,833)	(17,402)
Realized gain (loss)	(41)	(313)	1,056
Change in current federal income tax payable	(700)	5,138	2,693
Change in all other liabilities	4,092	2,557	193
Change in all other assets	838	2,406	381

Net cash provided by (used in) operating activities	373	6,090	(124)

Cash flows from investing activities:
Purchases of property and equipment	(28)	(22)	(60)
Acquisition of subsidiaries	-	-	(15,000)
Net transfers from restricted cash	-	-	10,644
Purchase of fixed maturity and equity securities	(989)	(10,957)	(84,870)
Maturities and redemptions of investment securities	1,956	12,651	91,985

Net cash provided by investing activities	939	1,672	2,699

Cash flows from financing activities:
Proceeds from exercise of employee stock options	25	115	219
Purchase of treasury shares	-	(5,250)	-
Repayment of borrowings	-	(318)	(9,683)
Net cash provided by (used in) financing activities	25	(5,453)	(9,464)

Increase (decrease) in cash and cash equivalents	1,337	2,309	(6,889)
Cash and cash equivalents at beginning of year	9,646	7,337	14,226
Cash and cash equivalents at end of year	$10,983	$9,646	$7,337

Supplemental cash flow information:
Interest paid	$(4,594)	$(4,612)	$(4,662)

Income taxes recovered	$895	$6,860	$4,242

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule III - Supplementary Insurance Information
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred	Future	Unearned	Other	Premium	Net	Benefits,	Amortization	Other	Net
	Policy	Policy	Premiums	Policy	Revenue	Investment	Claims, Losses	of Deferred	Operating	Premiums
	Acquisition	Benefits,		Claims		Income	and Settlement	Policy	Expenses	Written
	Costs	Losses,		and Benefits			Expenses	Acquisition
		Claims and		Payable				Costs
		Loss
		Adjustment
		Expenses
2010
Personal Segment	$5,401	$50,768	$33,152	$-	$88,602	$2,135	$72,165	$22,433	$26,855	$95,096
Standard Commercial Segment	6,168	84,524	33,134	-	65,571	4,475	51,468	13,353	20,128	63,572
Specialty Commercial Segment	10,110	116,385	74,679	-	124,098	7,073	78,911	21,573	34,933	122,973
Corporate	-	-	-	-	-	1,166	-	-	6,960	-

Consolidated	$21,679	$251,677	$140,965	$-	$278,271	$14,849	$202,544	$57,359	$88,876	$281,641

2009
Personal Segment	$3,760	$24,808	$17,001	$-	$67,512	$1,809	$43,794	$15,027	$19,915	$71,708
Standard Commercial Segment	6,532	79,429	35,098	-	71,290	5,009	44,372	14,456	22,196	68,082
Specialty Commercial Segment	10,500	80,425	72,990	-	112,270	5,907	65,453	22,848	43,143	121,950
Corporate	-	-	-	-	-	2,222	-	-	8,246	-

Consolidated	$20,792	$184,662	$125,089	$-	$251,072	$14,947	$153,619	$52,331	$93,500	$261,740

2008
Personal Segment	$2,826	$22,621	$12,806	$-	$59,019	$1,699	$39,042	$12,711	$16,836	$60,834
Standard Commercial Segment	7,169	77,407	38,257	-	79,795	5,599	49,270	22,917	24,244	75,361
Specialty Commercial Segment	9,529	56,335	51,129	-	97,506	5,232	55,933	19,520	48,247	98,732
Corporate	-	-	-	-	-	3,519	(1)	-	6,537	-

Consolidated	$19,524	$156,363	$102,192	$-	$236,320	$16,049	$144,244	$55,148	$95,864	$234,927

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule IV - Reinsurance
(In thousands)

Column A	Column B		Column C	Column D	Column E		Column F
	Gross		Ceded to	Assumed	Net		Percentage
	Amount		Other	From Other	Amount		of Amount
			Companies	Companies			Assumed to
Net
Year Ended December 31, 2010
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		284,831	36,472	29,912		278,271	10.7%
Title Insurance		-	-	-		-

Total premiums		$284,831	$36,472	$29,912		$278,271	10.7%

Year Ended December 31, 2009
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		185,727	18,402	83,747		251,072	33.4%
Title Insurance		-	-	-		-

Total premiums		$185,727	$18,402	$83,747		$251,072	33.4%

Year Ended December 31, 2008
Life insurance in force		$-	$-	$-		$-

Premiums
Life insurance	$		$	$	$
Accident and health insurance		-	-	-		-
Property and liability insurance		155,616	8,336	89,040		236,320	37.7%
Title Insurance		-	-	-		-

Total premiums		$155,616	$8,336	$89,040		$236,320	37.7%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation	Deferred	Reserves	Discount	Unearned	Earned	Net	Claims and Claim Adjustment		Amortization	Paid	Premiums
With	Policy	for Unpaid	if any,	Premiums	Premiums	Investment	Expenses Incurred Related to		of Deferred	Claims and	Written
Registrant	Acquisition	Claims and	Deducted			Income	(1)	(2)	Policy	Claims
	Costs	Claim Adjustment	In Column C				Current Year	Prior Years	Acquisition Costs	Adjustment Expenses
		Expenses

(a) Consolidated property-casualty Entities

2010	$21,679	$251,677	$-	$140,965	$278,271	$14,849	$193,354	$9,190	$57,359	$165,071	$281,641

2009	$20,792	$184,662	$-	$125,089	$251,072	$14,947	$151,999	$1,620	$52,331	$127,394	$261,740

2008	$19,524	$156,363	$-	$102,192	$236,320	$16,049	$146,059	$(1,815)	$55,148	$115,068	$234,927
See accompanying report of independent registered public accounting firm.