Form 10-Q
period 2011-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2011-05-10
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐                                         Accelerated filer ☒
Non-accelerated filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 20,124,169 shares outstanding as of May 10, 2011.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share amounts)

	March 31	December 31
	2011	2010
	(unaudited)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost: $379,287 in 2011 and $383,530 in 2010)	$382,665	$388,399
Equity securities, available-for-sale, at fair value (cost: $33,754 in 2011 and $32,469 in 2010)	44,673	44,042

Total investments	427,338	432,441

Cash and cash equivalents	44,699	60,519
Restricted cash	2,790	5,277
Ceded unearned premiums	22,144	25,504
Premiums receivable	55,646	47,337
Accounts receivable	7,053	7,051
Receivable for securities	10,407	2,215
Reinsurance recoverable	43,875	39,505
Deferred policy acquisition costs	22,943	21,679
Goodwill	43,564	43,564
Intangible assets, net	29,344	30,241
Federal income tax recoverable	3,966	4,093
Prepaid expenses	2,135	1,987
Other assets	16,013	15,207

Total assets	$731,917	$736,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable	$2,800	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	268,734	251,677
Unearned premiums	143,726	140,965
Unearned revenue	109	116
Reinsurance balances payable	800	3,122
Accrued agent profit sharing	674	1,301
Accrued ceding commission payable	4,231	4,231
Pension liability	2,744	2,833
Payable for securities	9,343	2,493
Payable for acquisition	-	14,000
Deferred federal income taxes, net	2,280	3,471
Accounts payable and other accrued expenses	15,031	15,786

Total liabilities	507,174	499,497

Commitments and Contingencies (Note 18)

Redeemable non-controlling interest	1,377	1,360

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2011 and 2010; issued 20,872,831 in 2011 and 2010	3,757	3,757
Additional paid-in capital	122,074	121,815
Retained earnings	94,590	105,816
Accumulated other comprehensive income	8,207	9,637
Treasury stock (748,662 shares in 2011 and 2010), at cost	(5,262)	(5,262)

Total stockholders' equity	223,366	235,763

	$731,917	$736,620

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31
	2011	2010

Gross premiums written	$89,712	$81,859
Ceded premiums written	(13,478)	(9,064)
Net premiums written	76,234	72,795
Change in unearned premiums	(6,121)	(5,780)
Net premiums earned	70,113	67,015

Investment income, net of expenses	4,007	3,201
Net realized gains	1,119	3,803
Finance charges	1,740	1,643
Commission and fees	415	151
Other income	14	10

Total revenues	77,408	75,823

Losses and loss adjustment expenses	63,785	43,098
Other operating expenses	23,173	21,482
Interest expense	1,158	1,146
Amortization of intangible assets	897	916

Total expenses	89,013	66,642

(Loss) income before tax	(11,605)	9,181
Income tax (benefit) expense	(393)	2,890
Net (loss) income	(11,212)	6,291
Less: Net income attributable to non-controlling interest	14	5

Net (loss) income attributable to Hallmark Financial Services, Inc.	$(11,226)	$6,286

Net (loss) income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$(0.56)	$0.31
Diluted	$(0.56)	$0.31

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2011	2010

Common Stock
Balance, beginning of period	$3,757	$3,757
Issuance of common stock upon option exercises	-	-
Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	121,815	121,016
Accretion of redeemable noncontrolling interest	(3)	(78)
Equity based compensation	262	298
Exercise of stock options	-	(40)

Balance, end of period	122,074	121,196

Retained Earnings
Balance, beginning of period	105,816	98,482
Net (loss) income attributable to Hallmark Financial Services, Inc.	(11,226)	6,286

Balance, end of period	94,590	104,768

Accumulated Other Comprehensive Income
Balance, beginning of period	9,637	8,589
Additional minimum pension liability, net of tax	46	36
Net unrealized holding (losses) gains arising during period	(357)	6,261
Reclassification adjustment for losses included in net income	(1,119)	(3,803)

Balance, end of period	8,207	11,083

Treasury Stock
Balance, beginning of period	(5,262)	(5,327)
Issuance of treasury stock upon option exercises	-	59
Balance, end of period	(5,262)	(5,268)

Total Stockholders' Equity	$223,366	$235,536

Net (loss) income	$(11,212)	$6,291
Additional minimum pension liablilty, net of tax	46	36
Net unrealized holding (losses) gains arising during period	(357)	6,261
Reclassification adjustment for gains included in net income	(1,119)	(3,803)
Comprehensive (loss) income	(12,642)	8,785
Less: Comprehensive income attributable to non-controlling interest	14	5
Comprehensive (loss) income attributable to
Hallmark Financial Services, Inc.	$(12,656)	$8,780

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(11,212)	$6,291

Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization expense	1,224	1,155
Deferred federal income taxes	(548)	89
Realized gains on investments	(1,119)	(3,803)
Change in ceded unearned premiums	3,360	(1,299)
Change in premiums receivable	(8,309)	(6,804)
Change in accounts receivable	(3)	2,724
Change in deferred policy acquisition costs	(1,264)	(1,406)
Change in unpaid losses and loss adjustment expenses	17,057	11,884
Change in unearned premiums	2,761	7,078
Change in unearned revenue	(7)	(11)
Change in accrued agent profit sharing	(627)	(1,178)
Change in reinsurance recoverable	(4,370)	(991)
Change in reinsurance payable	(2,322)	(2,568)
Change in current federal income tax recoverable/payable	127	1,322
Change in accrued ceding commission payable	-	(4,367)
Change in all other liabilities	(844)	(2,772)
Change in all other assets	116	2,863

Net cash (used) provided by operating activities	(5,980)	8,207

Cash flows from investing activities:
Purchases of property and equipment	(667)	(268)
Net transfers from (into) restricted cash	2,487	(2,047)
Payment for acquisition of subsidiaries	(14,000)	-
Purchases of investment securities	(72,172)	(51,965)
Maturities, sales and redemptions of investment securities	74,512	44,484

Net cash used in investing activities	(9,840)	(9,796)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	19
Distribution to non-controlling interest	-	(144)

Net cash used in financing activities	-	(125)

Decrease in cash and cash equivalents	(15,820)	(1,714)
Cash and cash equivalents at beginning of period	60,519	112,270
Cash and cash equivalents at end of period	$44,699	$110,556

Supplemental cash flow information:

Interest paid	$1,152	$1,151

Income taxes paid	$28	$1,479

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(8,191)	$(2,655)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$6,850	$6,982

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

We pursue our business activities through subsidiaries whose operations are organized into five business units that are supported by our insurance company subsidiaries.  Our Standard Commercial business unit handles commercial insurance products and services in the standard market.  Our E&S Commercial business unit handles primarily commercial and medical professional liability insurance products and services in the excess and surplus lines market.  Our General Aviation business unit handles general aviation insurance products and services.  Our Excess & Umbrella business unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage. Our Personal Lines business unit handles personal insurance products and services.  Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”) and Hallmark National Insurance Company (“HNIC”).

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2011 and 2010 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

Reclassification

Our Consolidated Statement of Cash Flows for the three months ended March 31, 2010 reclassifies certain previously reported amounts.  This change in classification, which is associated with the proceeds from sales of investment securities, resulted in a $3.8 million reclassification from “Change in all other assets” in operating activities to “Maturities, sales and redemptions of investment securities” in investing activities.  Such reclassification had no effect on net income or stockholders’ equity.

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

Use of Estimates in the Preparation of the Financial Statements

  Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period.  Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $56.7 million and a fair value of $56.2 million as of March 31, 2011.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows.

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

We evaluate on an ongoing basis our investments in Trust I and II (collectively the “Trusts”) and we do not have variable interests in the Trusts. Therefore, the Trusts are not included in our consolidated financial statements.

We are also involved in the normal course of business with variable interest entities (“VIE's”) primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third party VIE’s.  The maximum exposure to loss with respect to these investments is the investment carrying values included in the consolidated balance sheets.

Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require additional disclosures about fair value measurements regarding transfers between fair value categories, as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs.  This update was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The adoption of ASC 820 did not have a material impact on our financial position or results of operations but did require additional disclosures.

In January 2010, we adopted new guidance issued by the FASB providing that a company should include a VIE in its consolidated accounts if the company is the primary beneficiary of the VIE.  A company is considered the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required.  The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, which requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures are effective for us for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320, “Investment Securities” (“ASC 320”), amending prior other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320 are effective for interim periods ending after June 15, 2009.  We adopted ASC 320 effective April 1, 2009, which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income (loss) of approximately $2.6 million before tax and $1.7 million net of tax.

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

3. Business Combinations

We account for business combinations using the purchase method of accounting pursuant to ASC Topic 805, “Business Combinations.”  The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated fair values.  The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “Goodwill”. Indirect and general expenses related to business combinations are expensed as incurred.  Prior to 2009 indirect and general expenses were capitalized.

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit  for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $1.3 million at March 31, 2011.

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with Hallmark County Mutual Insurance Company (“HCM”), which provides for CYR to have management and control of HCM.  We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011 subject to a maximum of $1.25 million.  The override commission is paid monthly as the subject premiums and policy fees are written.  The fair value of the management agreement acquired is $3.2 million and is being amortized over four years.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

Effective December 31, 2010, we acquired all of the issued and outstanding capital stock of HNIC for initial consideration of $14.0 million paid in cash on January 3, 2011 to State Auto Financial Corporation, Inc.  (“SAFCI”).  In addition, an earnout of up to $2.0 million is payable to SAFCI quarterly in an amount equal to 2% of gross collected premiums on new or renewal personal lines insurance policies written by HNIC agents during the three years following closing.  HNIC is an Ohio domiciled insurance company that writes non-standard personal automobile policies through independent agents in 21 states.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$23,150	$-	$23,150
Corporate bonds	-	80,161	-	80,161
Collateralized corporate bank loans	-	101,340	1,373	102,713
Municipal bonds	-	155,396	20,515	175,911
Mortgage-backed	-	730	-	730
Total debt securities	-	360,777	21,888	382,665

Financial services	19,054	-	-	19,054
All other	25,619	-	-	25,619
Total equity securities	44,673	-	-	44,673

Total debt and equity securities	$44,673	$360,777	$21,888	$427,338

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as level 3 in the fair value hierarchy.  We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity.  The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 11.4%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 (in thousands):

Beginning balance as of January 1, 2011	$21,981

Settlements	(41)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(52)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2011	$21,888

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

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended
	March 31
	2011	2010

U.S. Treasury securities and obligations of U.S. Government	$14	$-
Corporate bonds	-	2,078
Collateralized corporate bank loans	434	1,216
Municipal bonds	(67)	(96)
Equity securities-financial services	738	566
Equity securities-all other	-	39
Gain on investments	1,119	3,803
Other-than-temporary impairments	-	-
Net realized gains	$1,119	$3,803

We realized gross gains on investments of $1.2 million and $3.9 million during the three months ended March 31, 2011 and 2010, respectively. We realized gross losses on investments of $0.1 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively. We recorded proceeds from the sale of investment securities of $82.7 million and $47.1 million during the three months ended March 31, 2011 and 2010, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of March 31, 2011

U.S. Treasury securities and obligations of U.S. Government	$23,124	$34	$(8)	$23,150
Corporate bonds	77,466	3,464	(769)	80,161
Collateralized corporate bank loans	101,921	894	(102)	102,713
Municipal bonds	176,087	2,111	(2,287)	175,911
Mortgage-backed	689	41	-	730

Total debt securities	379,287	6,544	(3,166)	382,665

Financial services	14,121	5,141	(208)	19,054
All other	19,633	6,195	(209)	25,619

Total equity securities	33,754	11,336	(417)	44,673

Total debt and equity securities	$413,041	$17,880	$(3,583)	$427,338

As of December 31, 2010

U.S. Treasury securities and obligations of U.S. Government	$39,767	$36	$-	$39,803
Corporate bonds	82,956	3,465	(844)	85,577
Collateralized corporate bank loans	106,723	1,685	(95)	108,313
Municipal bonds	153,334	2,421	(1,842)	153,913
Mortgage-backed	750	43	-	793

Total debt securities	383,530	7,650	(2,781)	388,399

Financial services	15,385	5,770	(270)	20,885
All other	17,084	6,196	(123)	23,157

Total equity securities	32,469	11,966	(393)	44,042

Total debt and equity securities	$415,999	$19,616	$(3,174)	$432,441

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$3,038	$(8)	$-	$-	$3,038	$(8)
Corporate bonds	496	(4)	2,402	(765)	2,898	(769)
Collateralized corporate bank loans	22,851	(98)	19	(4)	22,870	(102)
Municipal bonds	39,068	(452)	40,492	(1,835)	79,560	(2,287)
Total debt securities	65,453	(562)	42,913	(2,604)	108,366	(3,166)

Financial services	2,905	(208)	-	-	2,905	(208)
All other	4,717	(209)	-	-	4,717	(209)
Total equity securities	7,622	(417)	-	-	7,622	(417)

Total debt and equity securities	$73,075	$(979)	$42,913	$(2,604)	$115,988	$(3,583)

	As of December 31, 2010
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	8,036	(13)	2,342	(831)	10,378	(844)
Collateralized corporate bank loans	17,370	(90)	19	(5)	17,389	(95)
Municipal bonds	24,755	(248)	46,591	(1,594)	71,346	(1,842)
Total debt securities	50,161	(351)	48,952	(2,430)	99,113	(2,781)

Financial services	1,234	(270)	-	-	1,234	(270)
All other	625	(123)	-	-	625	(123)
Equity securities	1,859	(393)	-	-	1,859	(393)

Total debt and equity securities	$52,020	$(744)	$48,952	$(2,430)	$100,972	$(3,174)

 At March 31, 2011, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions.  At December 31, 2010, the gross unrealized losses more than twelve months old were attributable to 31 debt security positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$45,670	$46,019
Due after one year through five years	167,362	171,331
Due after five years through ten years	119,531	119,227
Due after ten years	46,035	45,358
Mortgage-backed	689	730
	$379,287	$382,665

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $35.4 million and $33.4 million at March 31, 2011 and December 31, 2010, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses.  These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency.  Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts.  The estimates are periodically reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

We recorded $15.1 million of unfavorable development during the three months ended March 31, 2011.  We recorded $2.2 million of unfavorable development during the three months ended March 31, 2010.  In the first quarter of 2011 and 2010, the aggregate loss reserves were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate loss would be more than the previous estimates.

The $15.1 million increase in reserves for unpaid losses and LAE recognized in the first quarter of 2011 was attributable to $12.3 million unfavorable development on claims incurred in the 2010 accident year, $1.8 million unfavorable development on claims incurred in the 2009 accident year and $1.0 million unfavorable development on claims incurred in the 2008 and prior accident years.  Our Standard Commercial business unit, E&S Commercial business unit and Personal Lines business unit accounted for $1.3 million, $1.0 million and $12.8 million, respectively, of the increase in reserves recognized during the first quarter of 2010. The increase in reserves for our Standard Commercial business unit was driven by unfavorable claims development in the 2010 accident year due to a late developing umbrella claim.  Further contributing to the increase in reserves for our Standard Commercial business unit was unfavorable claims development in the 2009 and prior accident years driven by large loss development in a commercial property claim and a commercial auto liability claim.  The increase in reserves for our E&S Commercial business unit was primarily the result of large losses in commercial auto liability.  Of the $12.8 million increase in reserves for our Personal Lines business unit, $9.7 million was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida and the complexity related to Florida personal injury protection coverage claims. The remaining increase in reserves for our Personal Lines business unit was primarily due to development of auto liability claims spread throughout our other states.

The $2.2 million increase in reserves for unpaid loss and LAE recognized in the first quarter of 2010 was primarily attributable to unfavorable development on claims incurred in the 2009 accident year in our Standard Commercial business unit.  This increase in reserves was due to late developing large property claims, including weather related claims.

For the purpose of estimating the reserves for unpaid losses and LAE during the three months ended March 31, 2011, past experience was adjusted for the rapid emergence of additional Florida claims development.  While we believe the reserves for unpaid losses and LAE are adequate, given our limited historical experience within the state, there is a reasonable possibility that this recent claims experience could be an indication of an unfavorable trend that may require additional reserves for unpaid losses and LAE.  We have estimated the increase in reserves attributable to recent Florida claim experience to be $9.7 million for the three months ended March 31, 2011based on an estimated range of possible adverse development of $8.5 million to $11.1 million.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005.  There are 2,000,000 shares authorized for issuance under the 2005 LTIP.  As of March 31, 2011, there were incentive stock options to purchase 1,286,666 shares of our common stock outstanding and non-qualified stock options to purchase 320,000 shares of our common stock outstanding and there were 392,501 shares reserved for future issuance under the 2005 LTIP.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Incentive stock options granted under the 2005 LTIP prior to 2009 vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 under the 2005 LTIP vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  There was one grant of 25,000 incentive stock options in 2010 under the 2005 LTIP that vest in equal annual increments on each of the first three anniversary dates and terminates ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  There was one grant of 200,000 non-qualified stock options in 2009 under the 2005 LTIP that vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.

A summary of the status of our stock options as of and changes during the year ended March 31, 2011 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	$(000)

Outstanding at January 1, 2011	1,627,500	$9.66
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(20,834)	$4.13
Outstanding at March 31, 2011	1,606,666	$9.73	6.9	$1,158
Exercisable at March 31, 2011	756,093	$10.53	6.2	$346

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Intrinsic value of options exercised	$-	$44

Cost of share-based payments (non-cash)	$262	$298

Income tax benefit of share-based payments recognized in income	$8	$8

As of March 31, 2011, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 LTIP, of which $0.5 million is expected to be recognized during the remainder of 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term.  The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.  There were no options granted in the first quarter of either 2011 or 2010.

9. Segment Information

The following is business segment information for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Standard Commercial Segment	$17,427	$18,034
Specialty Commercial Segment	33,143	32,487
Personal Segment	25,050	21,214
Corporate	1,788	4,088
Consolidated	$77,408	$75,823

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(380)	$(939)
Specialty Commercial Segment	3,458	6,347
Personal Segment	(13,214)	2,650
Corporate	(1,483)	1,118
Consolidated	$(11,619)	$9,176

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Assets

Standard Commercial Segment	$128,238	$118,818
Specialty Commercial Segment	331,758	330,843
Personal Segment	197,239	204,660
Corporate	74,682	82,299
	$731,917	$736,620

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Ceded earned premiums	$16,792	$7,824
Reinsurance recoveries	$12,546	$3,736

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

•
Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller, pursuant to which such affiliate of the seller will handle all claims and assume all liabilities arising under policies issued by HNIC prior to closing or during a transition period of up to six months following the closing.

11. Note Payable

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our E&S Commercial business unit.  As of March 31, 2011, the balance on the revolving note was $2.8 million, which currently bears interest at 2.80% per annum. (See Note 13, “Credit Facilities.”)

12.  Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2011, the balance of our Trust II subordinated debt was $25.8 million.

13. Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of March 31, 2011, we had $2.8 million outstanding under this facility.

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Deferred	$(15,559)	$(15,855)
Amortized	14,295	14,449

Net	$(1,264)	$(1,406)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Weighted average shares - basic	20,124	20,119
Effect of dilutive securities	27	20
Weighted average shares - assuming dilution	20,151	20,139

For the three months ended March 31, 2011 and 2010, 924,166 shares and 899,166 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Interest cost	$152	$162
Amortization of net loss	72	56
Expected return on plan assets	(148)	(136)
Net periodic pension cost	$76	$82

 We contributed $94 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three months ended March 31, 2011.  We did not make any contributions to the Cash Balance Plan during the three months ended March 31, 2010.  Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for more discussion of our retirement plans.

17.   Income Taxes

Our effective income tax rate for the three months ended March 31, 2011 was 3.4%, which varied from the statutory income tax rate primarily due to an increase in the proportion of tax exempt income from our investments in tax exempt securities relative to our total pre-tax loss reported during the first quarter of 2011.  In addition, we recognized a tax benefit related to the disposal of certain securities during the first quarter of 2011.  Our effective income tax rate for the three months ended March 31, 2010 was 31.5%, which varied from the statutory income tax rate primarily because of our investments in tax exempt securities.

18. Commitments and Contingencies

On March 25, 2011, we announced the execution of an agreement for AHIC to acquire TBIC Holding Corporation, Inc. (“TBIC Holding”).  TBIC Holding has two wholly-owned subsidiaries, Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management, Inc. (“TBICRM”).  TBIC is a Texas domiciled workers’ compensation insurance carrier.  TBICRM provides risk management services to customers of TBIC. Closing of the acquisition is subject to regulatory approval and other customary closing conditions.

The acquisition of TBIC Holding consists of a base purchase price payable in cash at closing (subject to post-closing adjustments), a holdback purchase price payable following four full calendar quarters after closing and a contingent purchase price payable following 16 full calendar quarters after closing.  The base purchase price is presently estimated at approximately $1.7 million, the holdback purchase price is an amount up to $350,000 and the contingent purchase price is an amount up to $3.0 million. We expect to fund the acquisition out of working capital.

In December 2010, our E&S Commercial business unit was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete.  A subsidiary within our E&S Commercial business unit (“TGA”) frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers.  In its role as the MGU, TGA underwrites policies on behalf of these carriers while other agencies located in Texas, generally referred to as “producing agents,” deliver the policies to the insureds and collect all premiums due from the insureds.  During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller.  We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller.  It also complies with long standing industry practice.  The Comptroller asserts that TGA is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that TGA owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

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

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management.  The various legal proceedings to which we are a party are routine in nature and incidental to our business.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our General Aviation and Excess & Umbrella business which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into five business units, which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit.

•
Specialty Commercial Segment.  Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty, medical professional liability and satellite launch insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit, and the commercial excess liability and umbrella insurance products handled by our Excess & Umbrella business unit.

•
Personal Segment.  Our Personal Segment includes the non-standard personal automobile insurance, low value dwelling/homeowners, renters, motorcycle and business auto insurance products and services handled by our Personal Lines business unit.

The retained premium produced by our business units is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas (“AHIC”) presently retains a portion of the risks on the commercial property/casualty policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•
Hallmark Specialty Insurance Company (“HSIC”) presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment.

•
Hallmark Insurance Company (“HIC”) presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•
Hallmark National Insurance Company (“HNIC”) was acquired on December 31, 2010.  Simultaneous with the closing of the acquisition, HNIC entered into reinsurance contracts with an affiliate of the seller, pursuant to which such affiliate of the seller will handle all claims and assume all liabilities arising under policies issued by HNIC prior to the closing or during a transition period of up to six months following the closing.  Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

•
Hallmark County Mutual Insurance Company (“HCM”) control and management is maintained through our wholly owned subsidiary CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

AHIC, HSIC, HIC, HNIC  have entered into a pooling arrangement pursuant to which AHIC retains 32.5% of our total net premiums written by all of our business units, HIC retains 34.4% of our total net premiums written, HSIC retains 27.6% of our total net premiums written and HNIC retains 5.5% of our total net premiums written.   Prior to January 1, 2011, AHIC retained 46.0%, HIC retained 34.1% and HSIC retained 19.9% of our total net premiums written by all of our business units. This pooling arrangement has no impact on our consolidated financial statements reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

Management Overview During the three months ended March 31, 2011, our total revenues were $77.4 million, representing a 2% increase from the $75.8 million in total revenues for the same period of 2010.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Lines and E&S Commercial business units, increased net investment income and increased commission and fees. These increases in revenue were partially offset by lower net realized gains on our investment portfolio and lower earned premium in our Standard Commercial Segment due to the continued difficult general economic conditions in our major markets.

We reported a net loss of $11.2 million for the three months ended March 31, 2011, which was $17.5 million lower than the $6.3 million net income reported for the first quarter of 2010.  On a diluted basis per share, net loss was $0.56 per share for the three months ended March 31, 2011, as compared to net income of $0.31 per share for the same period in 2010.   The increase in revenue for the three months ending March 31, 2011 was offset by increased loss and loss adjustment expenses due primarily to $3.0 million in net losses from winter storms in our Standard Commercial Segment and $15.1 million of adverse prior year loss reserve development, of which $9.7 million was a result of adverse prior year loss reserve development in the Personal Lines Segment in Florida.  The adverse prior year development and the losses from the winter storms contributed 25.8% to the 121.6% consolidated combined ratio for the quarter.  Further contributing to this net loss were higher operating expenses due mostly to increased production related expenses and increased staffing costs in the Personal Segment.  Our effective income tax rate for the three months ending March 31, 2011 was 3.4% as compared to the 31.5% effective income tax rate for the three month period ended March 31, 2010.  The decrease in the effective tax rate was primarily due to our tax exempt interest income being a significantly larger portion of our pre-tax income than in the prior year.

First Quarter 2011 as Compared to First Quarter 2010

The following is additional business segment information for the three months ended March 31, 2011 and 2010 (in thousands):

Hallmark Financial Services, Inc
Consolidated Segment Data

	Three Months Ended March 31, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$17,455	$38,534	$27,703	$-	$83,692

Gross premiums written	17,455	40,082	32,175	-	89,712
Ceded premiums written	(1,172)	(7,720)	(4,586)	-	(13,478)
Net premiums written	16,283	32,362	27,589	-	76,234
Change in unearned premiums	(391)	(1,147)	(4,583)	-	(6,121)
Net premiums earned	15,892	31,215	23,006	-	70,113

Total revenues	17,427	33,143	25,050	1,788	77,408

Losses and loss adjustment expenses	12,625	19,801	31,359	-	63,785

Pre-tax income (loss), net of
non-controlling interest	(380)	3,458	(13,214)	(1,483)	(11,619)

Net loss ratio (2)	79.4%	63.4%	136.3%		91.0%
Net expense ratio (2)	31.4%	30.1%	23.9%		30.6%
Net combined ratio (2)	110.8%	93.5%	160.2%		121.6%

	Three Months Ended March 31, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,097	$35,282	$27,131	$-	$80,510

Gross premiums written	18,097	36,631	27,131	-	81,859
Ceded premiums written	(1,036)	(8,024)	(4)	-	(9,064)
Net premiums written	17,061	28,607	27,127	-	72,795
Change in unearned premiums	(180)	2,116	(7,716)	-	(5,780)
Net premiums earned	16,881	30,723	19,411	-	67,015

Total revenues	18,034	32,487	21,214	4,088	75,823

Losses and loss adjustment expenses	13,616	16,396	13,086	-	43,098

Pre-tax income (loss), net of
non-controlling interest	(939)	6,347	2,650	1,118	9,176

Net loss ratio (2)	80.6%	53.4%	67.4%		64.3%
Net expense ratio (2)	30.9%	28.0%	21.6%		28.9%
Net combined ratio (2)	111.5%	81.4%	89.0%		93.2%

(1)  Produced premium is a non-GAAP measurement that management uses to track total premium produced by our operations. Produced premium excludes unaffiliated third party premium fronted on our HCM & HNIC subsidiaries. We believe this is a useful tool for users of our financial statements to measure our premium production whether retained by our insurance company subsidiaries or assumed by third party insurance carriers who pay us commission revenue.

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $17.5 million for the three months ended March 31, 2011, which was $0.6 million, or 4%, less than the $18.1 million reported for the same period in 2010.  Net premiums written were $16.3 million for the three months ended March 31, 2011 as compared to $17.1 million reported for the same period in 2010.  The decrease in premium volume was predominately due to the continued difficult general economic conditions, particularly in the construction industry, reducing the available insured exposures.

Total revenue for the Standard Commercial Segment of $17.4 million for the three months ended March 31, 2011 was $0.6 million less than the $18.0 million reported during the same period in 2010.  This 3% decrease in total revenue was mostly due to decreased net premiums earned of $1.0 million offset by a profit share commission revenue adjustment of $0.4 million related to favorable development on the treaty year beginning July 1, 2004.

Our Standard Commercial Segment reported a pre-tax loss of $0.4 million for the three months ended March 31, 2011 as compared to a pre-tax loss of $0.9 million for the same period of 2010.  This improvement was primarily the result of lower loss and LAE expenses of $1.0 million and lower operating expenses of $0.1 million driven by lower production related expenses, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 79.4% for the three months ended March 31, 2011 as compared to 80.6% for 2010. The gross loss ratio before reinsurance for the three months ended March 31, 2011 was 94.2% as compared to the 78.1% reported for the same period of 2010.  The net and gross loss results for the three months ended March 31, 2011 include $3.0 million and $6.0 million, respectively, of winter storm related losses due primarily to freeze damage. During the three months ended March 31, 2011, the Standard Commercial Segment reported unfavorable loss reserve development of $1.3 million as compared to $2.2 million during the same period during 2010.  The Standard Commercial Segment reported a higher net expense ratio of 31.4% for the three months ended March 31, 2011 as compared to 30.9% for the same period in 2010 due primarily to lower net premiums earned.

Specialty Commercial Segment

 The $33.1 million of total revenue for the three months ended March 31, 2011 was $0.6 million higher than the $32.5 million reported by the Specialty Commercial Segment for the same period in 2010. This increase in revenue was due to higher net premiums earned of $0.5 million due to increased production in our E&S Commercial business unit and a new space risk program entered into during the first quarter of 2011 in which we can retain up to $2.0 million per risk for satellite launches. Further contributing to this increased revenue was higher net investment income of $0.3 million, partially offset by lower commission and fee income of $0.2 million.

Pre-tax income for the Specialty Commercial Segment of $3.5 million for the first quarter of 2011 was $2.8 million lower than the $6.3 million reported for the same period in 2010.  The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $3.4 million, partially offset by the increased revenue discussed above.  Higher operating expenses of $0.2 million due primarily to increased salary and related and other operating expenses were offset by lower amortization of intangible assets of $0.1 million.

  The Specialty Commercial Segment reported a net loss ratio of 63.4% for the three months ended March 31, 2011 as compared to 53.4% for the same period during 2010 as a result of higher current accident year loss trends and $1.0 million of unfavorable prior year development.  The loss and LAE during the first quarter of 2010 does not include any unfavorable prior year loss development. The Specialty Commercial Segment reported a net expense ratio of 30.1% for the first quarter of 2011 as compared to 28.0% reported for the same period the prior year.  The increase in the expense ratio is due primarily to higher operating expenses in proportion to the increased earned premium.

Personal Segment

Net premiums written for our Personal Segment increased $0.5 million during the first quarter of 2011 to $27.6 million compared to $27.1 million for the first quarter of 2010.  The increase in premium was due mostly to the maturing of recent new states.

Total revenue for the Personal Segment increased 18% to $25.1 million for the first quarter of 2011 from $21.2 million for the first quarter of 2010.  Higher earned premium of $3.6 million was the primary reason for the increase in revenue for the period.  Increased finance charges of $0.1 million and increased investment income of $0.1 million further contributed to the increase in revenue during the first quarter of 2011.

Pre-tax loss for the Personal Segment was $13.2 million for the three months ended March 31, 2011 as compared to pre-tax income of $2.7 million for the same period of 2010.  The pre-tax loss was driven by increased losses and LAE of $18.3 million, increased operating expenses of $1.3 million due mostly to increased production and salary and related expense and increased amortization of intangible assets of $0.1 million related to the acquisition of HNIC, partially offset by increased revenue discussed above.

The Personal Segment reported a net loss ratio of 136.3% for the three months ended March 31, 2011 as compared to 67.4% for the first quarter of 2010.  The increase in the net loss ratio was primarily due to claims developing much worse than anticipated due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 420.7% for the quarter ended March 31, 2011, which equates to approximately 66.6% of the net loss ratio of 136.3%, reported as of March 31, 2011.   The loss and LAE during the three months ended March 31, 2011 includes $12.8 million of adverse prior year development, of which $9.7 million is attributable to Florida. During late 2010 and into 2011, a number of actions have been taken to address the issues in Florida. We have increased prices and suspended new business production for unprofitable agents, significantly increased our personal lines claims department capabilities and made other increases in our claims staffing, including new personnel in Florida. We expect that these actions will in time adjust our premium back to profitable levels. The Personal Segment reported a net expense ratio of 23.9% for the three months ended March 31, 2011 as compared to 21.6% for the first quarter of 2010.  The increase in the expense ratio is due predominately to increased salary expenses.

Corporate

Total revenue for Corporate decreased by $2.3 million for the three months ended March 31, 2011 as compared to the same period the prior year.  This decrease in total revenue was due primarily to gains of $1.1 million recognized on our investment portfolio for the three months ended March 31, 2011 as compared to gains of $3.8 million recognized during the same period in 2010.  This decrease in revenue was offset by higher net investment income of $0.4 million for the three months ended March 31, 2011 as compared to the same period of the prior year.

Corporate pre-tax loss was $1.5 million for the three months ended March 31, 2011 as compared to $1.1 million pre-tax income for the same period the prior year.  The decrease in pre-tax income was the result of the decreased revenue discussed above and higher operating expenses $0.3 million due to higher professional fees of $0.2 million and higher salary and other related expenses of $0.3 million, partially offset by a $0.2 million adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of March 31, 2011, Hallmark had $10.2 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.7 million as of March 31, 2011.  As of that date, our insurance subsidiaries held $28.8 million of cash and cash equivalents as well as $382.7 million in debt securities with an average modified duration of 2.9 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC, domiciled in Texas, is limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2011, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $16.3 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2011 or the 2010 fiscal year.

Comparison of March 31, 2011 to December 31, 2010

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2011 were $472.0 million compared to $493.0 million at December 31, 2010.  A $14.0 million cash payment for the acquisition of HNIC and cash used in operating activities were the primary reasons for this decrease.

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Net cash used by our consolidated operating activities was $6.0 million for the first three months of 2011 compared to net cash provided by operating activities of $8.2 million for the first three months of 2010.  The decrease in operating cash flow was primarily due to increased claim payments in our Personal Segment and weather related claim payments in our Standard Commercial Segment during the first quarter of 2011.

Net cash used in investing activities during the first three months of 2011 and 2010 was $9.8 million.  During the first quarter of 2011 maturities, sales and redemptions of investment securities increased $30.0 million and transfers from restricted cash increased $4.5 million, partially offset by (i) a $20.2 million increase in purchases of debt and equity securities, (ii) a $0.4 million increase in purchases of property and equipment, and (iii) a $14.0 million payment for the acquisition of HNIC during the first quarter 2011.

Cash used in financing activities during the first three months of 2010 was $0.1 million related to the distribution to non-controlling interest for our Excess & Umbrella business unit. There were no financing cash flow activities during the first three months of 2011.

Credit Facilities

 Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of March 31, 2011, we had $2.8 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2011, the balance of our Trust II subordinated debt was $25.8 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2010.

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

PART II
OTHER INFORMATION

Item 1.                   Legal Proceedings.

In December 2010, our E&S Commercial business unit was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete.  A subsidiary within our E&S Commercial business unit (“TGA”) frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers.  In its role as the MGU, TGA underwrites policies on behalf of these carriers while other agencies located in Texas, generally referred to as “producing agents,” deliver the policies to the insureds and collect all premiums due from the insureds.  During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller.  We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller.  It also complies with long standing industry practice.  The Comptroller asserts that TGA is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that TGA owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

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

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management.  The various legal proceedings to which we are a party are routine in nature and incidental to our business.

Item 1A.         Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2010.

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

10(a)
First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc. dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10(b)
Eighth Amendment to First Restated Credit Agreement dated March 21, 2011, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 22, 2011).

10(c)
Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 28, 2011).

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: May 10, 2011	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: May 10, 2011	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President