Form 10-Q
period 2011-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2011-08-09
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of August 8, 2011.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2011 and June 30, 2010	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2011 and June 30, 2010	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and June 30, 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share amounts)

	June 30	December 31
	2011	2010
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $393,497 in 2011 and $383,530 in 2010)	$395,975	$388,399
Equity securities, available-for-sale, at fair value (cost: $31,573 in 2011 and $32,469 in 2010)	42,943	44,042

Total investments	438,918	432,441

Cash and cash equivalents	50,885	60,519
Restricted cash	6,346	5,277
Ceded unearned premiums	20,262	25,504
Premiums receivable	57,444	47,337
Accounts receivable	6,020	7,051
Receivable for securities	473	2,215
Reinsurance recoverable	42,726	39,505
Deferred policy acquisition costs	24,047	21,679
Goodwill	43,564	43,564
Intangible assets, net	28,448	30,241
Federal income tax recoverable	13,138	4,093
Prepaid expenses	1,699	1,987
Other assets	13,159	15,207

Total assets	$747,129	$736,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable	$2,800	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	278,894	251,677
Unearned premiums	148,205	140,965
Unearned revenue	93	116
Reinsurance balances payable	5,493	3,122
Accrued agent profit sharing	1,277	1,301
Accrued ceding commission payable	4,230	4,231
Pension liability	2,623	2,833
Payable for securities	8,357	2,493
Payable for acquisition	-	14,000
Deferred federal income taxes, net	1,836	3,471
Accounts payable and other accrued expenses	17,005	15,786

Total liabilities	527,515	499,497

Commitments and Contingencies (Note 18)

Redeemable non-controlling interest	1,223	1,360

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2011 and 2010; issued 20,872,831 in 2011 and 2010	3,757	3,757
Additional paid-in capital	122,292	121,815
Retained earnings	94,567	105,816
Accumulated other comprehensive income	7,843	9,637
Treasury stock (1,418,003 shares in 2011 and 748,662 shares in 2010), at cost	(10,068)	(5,262)

Total stockholders' equity	218,391	235,763

	$747,129	$736,620

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2011	2010	2011	2010

Gross premiums written	$91,371	$83,180	$181,083	$165,039
Ceded premiums written	(12,415)	(10,047)	(25,893)	(19,111)
Net premiums written	78,956	73,133	155,190	145,928
Change in unearned premiums	(7,378)	(3,185)	(13,499)	(8,965)
Net premiums earned	71,578	69,948	141,691	136,963

Investment income, net of expenses	3,778	3,276	7,785	6,477
Net realized gains	1,664	1,643	2,783	5,446
Finance charges	1,725	1,771	3,465	3,414
Commission and fees	(243)	(963)	172	(812)
Other income	11	12	25	22

Total revenues	78,513	75,687	155,921	151,510

Losses and loss adjustment expenses	61,920	52,058	125,705	95,156
Other operating expenses	23,788	22,872	46,961	44,354
Interest expense	1,153	1,150	2,311	2,296
Amortization of intangible assets	896	916	1,793	1,832

Total expenses	87,757	76,996	176,770	143,638

Income (loss) before tax	(9,244)	(1,309)	(20,849)	7,872
Income tax (benefit) expense	(9,229)	(953)	(9,622)	1,937
Net (loss) income	(15)	(356)	(11,227)	5,935
Less: Net income attributable to non-controlling interest	8	32	22	37

Net (loss) income attributable to Hallmark Financial Services, Inc.	$(23)	$(388)	$(11,249)	$5,898

Net (loss) income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$-	$(0.02)	$(0.56)	$0.29
Diluted	$-	$(0.02)	$(0.56)	$0.29

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757
Issuance of common stock upon option exercises	-	-	-	-
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,074	121,196	121,815	121,016
Accretion of redeemable noncontrolling interest	(3)	(84)	(6)	(162)
Equity based compensation	227	291	489	589
Exercise of stock options	(6)	-	(6)	(40)

Balance, end of period	122,292	121,403	122,292	121,403

Retained Earnings
Balance, beginning of period	94,590	104,768	105,816	98,482
Net (loss) income attributable to Hallmark Financial Services, Inc.	(23)	(388)	(11,249)	5,898

Balance, end of period	94,567	104,380	94,567	104,380

Accumulated Other Comprehensive Income
Balance, beginning of period	8,207	11,083	9,637	8,589
Additional minimum pension liability, net of tax	47	37	93	73
Net unrealized holding gains (losses) arising during period	1,253	(2,511)	896	3,750
Reclassification adjustment for losses included in net income	(1,664)	(1,643)	(2,783)	(5,446)

Balance, end of period	7,843	6,966	7,843	6,966

Treasury Stock
Balance, beginning of period	(5,262)	(5,268)	(5,262)	(5,327)
Acquistion of treasury shares	(4,911)	-	(4,911)	-
Issuance of treasury stock upon option exercises	105	6	105	65
Balance, end of period	(10,068)	(5,262)	(10,068)	(5,262)

Total Stockholders' Equity	$218,391	$231,244	$218,391	$231,244

Net (loss) income	$(15)	$(356)	$(11,227)	$5,935
Additional minimum pension liability, net of tax	47	37	93	73
Net unrealized holding gains (losses) arising during period	1,253	(2,511)	896	3,750
Reclassification adjustment for gains included in net income	(1,664)	(1,643)	(2,783)	(5,446)
Comprehensive (loss) income	(379)	(4,473)	(13,021)	4,312
Less: Comprehensive income attributable to non-controlling interest	8	32	22	37
Comprehensive (loss) income attributable to Hallmark Financial Services, Inc.	$(387)	$(4,505)	$(13,043)	$4,275

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(11,227)	$5,935

Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization expense	2,463	2,326
Deferred federal income taxes	(977)	(734)
Realized gains on investments	(2,783)	(5,446)
Change in ceded unearned premiums	5,242	(2,136)
Change in premiums receivable	(10,107)	(7,758)
Change in accounts receivable	1,031	244
Change in deferred policy acquisition costs	(2,368)	(1,944)
Change in unpaid losses and loss adjustment expenses	27,217	29,786
Change in unearned premiums	7,240	11,101
Change in unearned revenue	(23)	(22)
Change in accrued agent profit sharing	(24)	(558)
Change in reinsurance recoverable	(3,221)	(6,141)
Change in reinsurance payable	2,371	(465)
Change in current federal income tax recoverable/payable	(9,045)	(4,508)
Change in accrued ceding commission payable	(1)	(4,365)
Change in all other liabilities	1,009	(1,996)
Change in all other assets	4,195	4,130

Net cash provided by operating activities	10,992	17,449

Cash flows from investing activities:
Purchases of property and equipment	(1,162)	(841)
Net transfers into restricted cash	(1,069)	(3,825)
Payment for acquisition of subsidiaries	(14,000)	-
Purchases of investment securities	(166,834)	(123,337)
Maturities, sales and redemptions of investment securities	167,410	73,637

Net cash used in investing activities	(15,655)	(54,366)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	105	25
Purchase of treasury shares	(4,911)	-
Distribution to non-controlling interest	(165)	(144)

Net cash used in financing activities	(4,971)	(119)

Decrease in cash and cash equivalents	(9,634)	(37,036)
Cash and cash equivalents at beginning of period	60,519	112,270
Cash and cash equivalents at end of period	$50,885	$75,234

Supplemental cash flow information:

Interest paid	$2,309	$2,303

Income taxes paid	$400	$7,179

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$1,742	$31

Change in payable for securities related to investment purchases that settled after the balance sheet date	$5,864	$25,601

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

We pursue our business activities through subsidiaries whose operations are organized into six business units that are supported by our insurance company subsidiaries.  Our Standard Commercial business unit handles commercial insurance products and services in the standard market.  Our Workers Comp business unit specializes in small and middle market workers compensation business. Our E&S Commercial business unit handles primarily commercial and medical professional liability insurance products and services in the excess and surplus lines market.  Our General Aviation business unit handles general aviation insurance products and services.  Our Excess & Umbrella business unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage. Our Personal Lines business unit handles personal insurance products and services.  Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

These six business units are segregated into three reportable industry segments for financial accounting purposes.  The Standard Commercial Segment consists of the Standard Commercial business unit and the Workers Comp business unit. The Personal Segment presently consists solely of the Personal Lines business unit and the Specialty Commercial Segment includes the E&S Commercial, General Aviation and Excess & Umbrella business units.

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

The interim financial data as of June 30, 2011 and 2010 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $56.7 million and a fair value of $55.7 million as of June 30, 2011.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows.

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

We are also involved in the normal course of business with variable interest entities (“VIE’s”) primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third party VIE’s.  The maximum exposure to loss with respect to these investments is the investment carrying values included in the consolidated balance sheets.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit  for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $1.4 million at June 30, 2011.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2011 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$23,155	$-	$23,155
Corporate bonds	-	72,947	-	72,947
Collateralized corporate bank loans	-	107,910	1,305	109,215
Municipal bonds	-	170,496	19,457	189,953
Mortgage-backed	-	705	-	705
Total debt securities	-	375,213	20,762	395,975

Financial services	18,048	-	-	18,048
All other	24,895	-	-	24,895
Total equity securities	42,943	-	-	42,943

Total debt and equity securities	$42,943	$375,213	$20,762	$438,918

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as level 3 in the fair value hierarchy.  We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity.  The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 10.4%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 (in thousands):

Beginning balance as of January 1, 2011	$21,981

Settlements	(224)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(995)
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of June 30, 2011	$20,762

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

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$14	$-
Corporate bonds	271	-	271	2,078
Collateralized corporate bank loans	206	74	640	1,290
Municipal bonds	66	24	(1)	(72)
Mortgage-backed	-	-	-	-
Equity securities-financial services	51	1,201	789	1,767
Equity securities-all other	1,070	344	1,070	383
Gain on investments	1,664	1,643	2,783	5,446
Other-than-temporary impairments	-	-	-	-
Net realized gains	$1,664	$1,643	$2,783	$5,446

We realized gross gains on investments of $1.7 million and $1.6 million during the three months ended June 30, 2011 and 2010, respectively and $2.9 million and $5.5 million for the six months ended June 30, 2011 and 2010, respectively. We realized gross losses on investments of $43 thousand and $11 thousand for the three months ended June 30, 2011 and 2010.  We realized gross losses on investments of $0.1 million for the six months ended both June 30, 2011 and 2010. We recorded proceeds from the sale of investment securities of $82.9 million and $26.5 million during the three months ended June 30, 2011 and 2010, respectively, and $165.7 million and $73.6 million for the six months ended June 30, 2011 and 2010, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2011	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$23,098	$57	$-	$23,155
Corporate bonds	70,647	3,079	(779)	72,947
Collateralized corporate bank loans	108,861	534	(180)	109,215
Municipal bonds	190,231	2,929	(3,207)	189,953
Mortgage-backed	660	45	-	705

Total debt securities	393,497	6,644	(4,166)	395,975

Financial services	14,522	3,860	(334)	18,048
All other	17,051	7,885	(41)	24,895

Total equity securities	31,573	11,745	(375)	42,943

Total debt and equity securities	$425,070	$18,389	$(4,541)	$438,918

As of December 31, 2010

U.S. Treasury securities and obligations of U.S. Government	$39,767	$36	$-	$39,803
Corporate bonds	82,956	3,465	(844)	85,577
Collateralized corporate bank loans	106,723	1,685	(95)	108,313
Municipal bonds	153,334	2,421	(1,842)	153,913
Mortgage-backed	750	43	-	793

Total debt securities	383,530	7,650	(2,781)	388,399

Financial services	15,385	5,770	(270)	20,885
All other	17,084	6,196	(123)	23,157

Total equity securities	32,469	11,966	(393)	44,042

Total debt and equity securities	$415,999	$19,616	$(3,174)	$432,441

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	3,472	(17)	2,400	(762)	5,872	(779)
Collateralized corporate bank loans	35,384	(176)	19	(4)	35,403	(180)
Municipal bonds	38,571	(534)	38,815	(2,673)	77,386	(3,207)
Mortgage-backed	-	-	-	-	-	-
Total debt securities	77,427	(727)	41,234	(3,439)	118,661	(4,166)

Financial services	2,363	(239)	746	(95)	3,109	(334)
All other	1,950	(41)	-	-	1,950	(41)
Total equity securities	4,313	(280)	746	(95)	5,059	(375)

Total debt and equity securities	$81,740	$(1,007)	$41,980	$(3,534)	$123,720	$(4,541)

	As of December 31, 2010
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	8,036	(13)	2,342	(831)	10,378	(844)
Collateralized corporate bank loans	17,370	(90)	19	(5)	17,389	(95)
Municipal bonds	24,755	(248)	46,591	(1,594)	71,346	(1,842)
Mortgage-backed	-	-	-	-	-	-
Total debt securities	50,161	(351)	48,952	(2,430)	99,113	(2,781)

Financial services	1,234	(270)	-	-	1,234	(270)
All other	625	(123)	-	-	625	(123)
Equity securities	1,859	(393)	-	-	1,859	(393)

Total debt and equity securities	$52,020	$(744)	$48,952	$(2,430)	$100,972	$(3,174)

At June 30, 2011, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions.  At December 31, 2010, the gross unrealized losses more than twelve months old were attributable to 31 debt security positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$55,262	$55,864
Due after one year through five years	154,545	158,273
Due after five years through ten years	137,861	137,283
Due after ten years	45,169	43,850
Mortgage-backed	660	705
	$393,497	$395,975

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $32.1 million and $33.4 million at June 30, 2011 and December 31, 2010, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (“LAE”) represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses.  These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency.  Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts.  The estimates are periodically reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

We recorded $0.7 million and $15.8 million of unfavorable prior years’ loss development during the three and six months ended June 30, 2011, respectively.  Our Personal Lines business unit experienced $14.3 million of unfavorable prior years’ loss development of which $9.5 million was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida and the complexity related to Florida personal injury protection coverage claims. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to development of auto liability claims spread throughout our other states. Our E&S Commercial business unit had $3.1 million of unfavorable prior years’ loss development related primarily to commercial auto liability and physical damage.  Our Standard Commercial business unit experienced $0.5 million of unfavorable prior years’ loss development driven by a late developing umbrella claim and large loss developments in a commercial property claim and a commercial auto liability claim. These unfavorable developments were partially offset by $2.1 million of favorable prior years’ loss development in our General Aviation business unit related to our liability lines of business.

We recorded $4.3 million and $6.5 million of unfavorable prior years’ loss development during the three and six months ended June 30, 2010, respectively.   The unfavorable prior years development during the six months ended June 30, 2010 was comprised of $0.7 million of unfavorable development in our Personal Lines business primarily attributable to geographic expansion; $2.3 million of unfavorable development in our E&S Commercial business unit related primarily to general liability claims and increased volatility in large liability losses; $3.3 million of unfavorable development in our Standard Commercial business unit primarily attributable to our commercial property and general liability lines of business; $0.1 million of unfavorable development in our General Aviation business unit related to our liability lines of business; and $0.1 million of unfavorable development in our Excess & Umbrella business unit.

For the purpose of estimating the reserves for unpaid losses and LAE during the six months ended June 30, 2011, past experience was adjusted for the rapid emergence of additional Florida claims development.  While we believe the reserves for unpaid losses and LAE are adequate, given our limited historical experience within the state, there is a reasonable possibility that this recent claims experience could be an indication of an unfavorable trend that may require additional reserves for unpaid losses and LAE.  We have estimated the increase in reserves attributable to recent Florida claim experience to be $9.5 million for the six months ended June 30, 2011based on an estimated range of possible adverse development of $8.5 million to $11.1 million.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005.  There are 2,000,000 shares authorized for issuance under the 2005 LTIP.  As of June 30, 2011, there were incentive stock options to purchase 1,301,666 shares of our common stock outstanding, non-qualified stock options to purchase 305,000 shares of our common stock outstanding and 377,501 shares reserved for future issuance under the 2005 LTIP.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Incentive stock options granted under the 2005 LTIP prior to 2009  vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 and one grant of 5,000 incentive stock options in 2011 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  One grant of 25,000 incentive stock options in 2010 and one grant of 10,000 incentive stock options in 2011 vest in equal annual increments on each of the first three anniversary dates and terminate ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  One grant of 200,000 non-qualified stock options in 2009 vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.

A summary of the status of our stock options as of and changes during the six months ended June 30, 2011 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2011	1,627,500	$9.66
Granted	15,000	$8.34
Exercised	(15,000)	$6.61
Forfeited or expired	(20,834)	$4.13
Outstanding at June 30, 2011	1,606,666	$9.75	6.6	$791
Exercisable at June 30, 2011	1,084,858	$10.70	6.2	$309

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Intrinsic value of options exercised	$4	$3	$4	$47

Cost of share-based payments (non-cash)	$228	$291	$490	$589

Income tax benefit of share-based payments recognized in income	$7	$7	$15	$15

As of June 30, 2011 there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.3 million is expected to be recognized during the remainder of 2011, $0.4 million is expected to be recognized in 2012, $0.3 million is expected to be recognized in 2013, $0.2 million is expected to be recognized each year from 2014 through 2015 and $0.1 million is expected to be recognized in 2016.

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

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Grant date fair value per share	$3.50	$3.62	$3.50	$3.62

Expected term (in years)	6.3	6.0	6.3	6.0
Expected volatility	38.0%	35.0%	38.0%	35.0%
Risk free interest rate	2.6%	3.2%	2.6%	3.2%

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Standard Commercial Segment	$16,241	$17,265	$33,668	$35,299
Specialty Commercial Segment	34,476	32,124	67,619	64,611
Personal Segment	25,869	24,754	50,919	45,968
Corporate	1,927	1,544	3,715	5,632
Consolidated	$78,513	$75,687	$155,921	$151,510

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(4,753)	$(1,870)	$(5,133)	$(2,809)
Specialty Commercial Segment	873	967	4,331	7,314
Personal Segment	(4,596)	1,132	(17,810)	3,782
Corporate	(776)	(1,570)	(2,259)	(452)
Consolidated	$(9,252)	$(1,341)	$(20,871)	$7,835

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Assets

Standard Commercial Segment	$124,794	$118,818
Specialty Commercial Segment	349,407	330,843
Personal Segment	226,089	204,660
Corporate	46,839	82,299
	$747,129	$736,620

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Ceded earned premiums	$15,359	$9,432	$32,151	$17,257
Reinsurance recoveries	$6,933	$6,842	$19,483	$10,578

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

11. Note Payable

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our E&S Commercial business unit.  As of June 30, 2011, the balance on the revolving note was $2.8 million, which currently bears interest at 2.75% per annum. (See Note 13, “Credit Facilities.”)

12.  Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2011, the balance of our Trust II subordinated debt was $25.8 million.

13. Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of June 30, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of June 30, 2011, we had $2.8 million outstanding under this facility.

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Deferred	$(13,269)	$(11,842)	$(28,828)	$(27,697)
Amortized	12,165	11,304	26,460	25,753

Net	$(1,104)	$(538)	$(2,368)	$(1,944)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average shares - basic	20,033	20,124	20,078	20,122
Effect of dilutive securities	7	132	14	52
Weighted average shares - assuming dilution	20,040	20,256	20,092	20,174

For the three months and six months ended June 30, 2011, 939,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  For the three months and six months ended June 30, 2010, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$153	$163	$305	$325
Amortization of net loss	71	56	143	112
Expected return on plan assets	(147)	(137)	(295)	(273)
Net periodic pension cost	$77	$82	$153	$164

We contributed $126 thousand and $220 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three and six months ended June 30, 2011.  We contributed $94 thousand to the Cash Balance Plan during the three and six months ended June 30, 2010.  Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for more discussion of our retirement plans.

17.   Income Taxes

Our effective income tax rate for the six months ended June 30, 2011 was 46.2%, which varied from the statutory income tax rate primarily as a result of the tax benefit from our tax exempt income increasing the tax benefit from our pre-tax loss. Our effective income tax rate for the six months ended June 30, 2010 was 24.6%, which varied from the statutory income tax rate utilized primarily due to the increase in the tax exempt income relative to lower pre-tax income and the recognition of a tax benefit related to the disposal of certain securities.

18. Commitments and Contingencies

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

19. Subsequent Events

On July 1, 2011 AHIC, a wholly-owned subsidiary of the Company, completed the acquisition of TBIC Holding Corporation, Inc. (“TBIC Holding”).  TBIC Holding has two wholly-owned subsidiaries, Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management, Inc. (“TBICRM”).  TBIC is a Texas domiciled workers’ compensation insurance carrier.  TBICRM provides risk management services to customers of TBIC.

AHIC acquired TBIC Holding for initial consideration of $1.6 million paid in cash on July 1, 2011, from working capital.  The base purchase price is subject to certain post-closing adjustments. In addition, a holdback purchase price of up to $0.4 million may become payable following four full calendar quarters after closing and a contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing, in each case based upon a formula contained in the acquisition agreement.

The terms of our property catastrophe reinsurance were amended effective July 1, 2011.  We now retain the first $6.0 million of property catastrophe losses and our reinsurers reimburse us 100% for any loss in excess of our $6.0 million retention up to $34.0 million for each catastrophic occurrence, subject to an aggregate limit of $54.0 million.

On July 6, 2011 the Company borrowed $1.25 million under our credit facility with The Frost National Bank.  The proceeds were used to repurchase the Company’s common stock under the Company’s stock buy back program.

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our General Aviation and Excess & Umbrella business which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into six business units, which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•
Standard Commercial Segment.  Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit and the workers compensation insurance products handled by our Workers Comp business unit.

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

The retained premium produced by our business units is supported by the following insurance company subsidiaries:

•
American Hallmark Insurance Company of Texas (“AHIC”) presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

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

•	Texas Builders Insurance Company (“TBIC”) was acquired on July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HSIC, HIC, HNIC have entered into a pooling arrangement pursuant to which AHIC retains 32.5% of our total net premiums written by all of our business units, HIC retains 34.4% of our total net premiums written, HSIC retains 27.6% of our total net premiums written and HNIC retains 5.5% of our total net premiums written. Prior to January 1, 2011, AHIC retained 46.0%, HIC retained 34.1% and HSIC retained 19.9% of our total net premiums written by all of our business units. This pooling arrangement has no impact on our consolidated financial statements reported in accordance with GAAP.

Results of Operations

Management Overview During the three and six months ended June 30, 2011, our total revenues were $78.5 million and $155.9 million, representing a 4% and 3%  increase, respectively, from the $75.7 million and $151.5 million in total revenues for the same period of 2010.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Lines and E&S Commercial business units, increased net investment income and reduced adverse profit sharing commission revenue adjustments. These increases in revenue were partially offset by lower earned premium in our Standard Commercial Segment due to increased competition and continued soft market conditions.

We reported a $23 thousand net loss attributable to Hallmark for the three months ended June 30, 2011 as compared to $0.4 million net loss attributable to Hallmark for the same period during 2010. We reported a net loss attributable to Hallmark of $11.2 million for the six months ended June 30, 2011, which was $17.1 million lower than the $5.9 million net income reported for the six months ended June 30, 2010.  On a diluted basis per share, we reported a net loss of $0.00 per share for the three months ended June 30, 2011, as compared to net loss of $0.02 per share for the same period in 2010.   On a diluted basis per share, net loss per share was $0.56 for the six months ended June 30, 2011 as compared to net income per share of $0.29 for the same period during 2010.  The increase in revenue for the three months and six months ended June 30, 2011 was offset by increased loss and loss adjustment expenses (“LAE”) due primarily to higher current accident year loss estimates, as well as unfavorable prior year loss development of $0.7 million and $15.8 million recognized during the three and six months ended June 30, 2011, respectively, as compared to $4.3 million and $6.5 million recognized during the three and six months ended June 30, 2010.  Of the $15.8 million unfavorable development recognized for the six months ended June 30, 2011, $9.5 million was a result of adverse prior year loss reserve development in our Personal Lines Segment in Florida. In addition, the results for the six months ended June 30, 2011 include $9.4 million in net losses from weather related claims.  The adverse prior year development and the losses from the weather related claims contributed 17.7% to the 88.7% consolidated net loss ratio for the six months ended June 30, 2011.  As a result of the pre-tax loss and an increase in the proportion of tax-exempt income relative to total pre-tax loss, the Company reported an income tax benefit of $9.6 million, or an effective income tax rate of 46.2%, for the six months ended June 30, 2011, as compared to income tax expense of $1.9 million, or an effective rate of 24.6%, for the same period during 2010.

Second Quarter 2011 as Compared to Second Quarter 2010

The following is additional business segment information for the three months ended June 30, 2011 and 2010 (in thousands):

Hallmark Financial Services, Inc
Consolidated Segment Data

	Three Months Ended June 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,549	$47,343	$24,284	$-	$90,176

Gross premiums written	18,549	48,533	24,289	-	91,371
Ceded premiums written	(1,392)	(10,877)	(146)	-	(12,415)
Net premiums written	17,157	37,656	24,143	-	78,956
Change in unearned premiums	(1,796)	(5,171)	(411)	-	(7,378)
Net premiums earned	15,361	32,485	23,732	-	71,578

Total revenues	16,241	34,476	25,869	1,927	78,513

Losses and loss adjustment expenses	15,789	23,549	22,582	-	61,920

Pre-tax income (loss), net of non-controlling interest	(4,753)	873	(4,596)	(776)	(9,252)

Net loss ratio (2)	102.8%	72.5%	95.2%		86.5%
Net expense ratio (2)	33.9%	30.4%	27.6%		31.8%
Net combined ratio (2)	136.7%	102.9%	122.8%		118.3%

	Three Months Ended June 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$18,804	$40,351	$22,613	$-	$81,768

Gross premiums written	18,792	41,775	22,613	-	83,180
Ceded premiums written	(909)	(9,123)	(15)	-	(10,047)
Net premiums written	17,883	32,652	22,598	-	73,133
Change in unearned premiums	(1,246)	(2,036)	97	-	(3,185)
Net premiums earned	16,637	30,616	22,695	-	69,948

Total revenues	17,265	32,124	24,754	1,544	75,687

Losses and loss adjustment expenses	13,652	21,231	17,175	-	52,058

Pre-tax income (loss), net of non-controlling interest	(1,870)	967	1,132	(1,570)	(1,341)

Net loss ratio (2)	82.1%	69.3%	75.7%		74.4%
Net expense ratio (2)	32.5%	29.5%	22.5%		30.1%
Net combined ratio (2)	114.6%	98.8%	98.2%		104.5%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $18.5 million for the three months ended June 30, 2011, which was $0.3 million, or 1%, less than the $18.8 million reported for the same period in 2010.  Net premiums written were $17.2 million for the three months ended June 30, 2011 as compared to $17.9 million reported for the same period in 2010.  The decrease in gross premium volume was predominately due to increased competition and continued soft market conditions.

Total revenue for the Standard Commercial Segment of $16.2 million for the three months ended June 30, 2011 was $1.1 million less than the $17.3 million reported during the same period in 2010.  This 6% decrease in total revenue was mostly due to decreased net premiums earned of $1.3 million offset by a lower adverse profit share commission revenue adjustment of $0.2 million during the second quarter of 2011 compared to $0.6 million for the second quarter of 2010.

Our Standard Commercial Segment reported a pre-tax loss of $4.8 million for the three months ended June 30, 2011 as compared to a pre-tax loss of $1.9 million for the same period of 2010.  This increase in pre-tax loss was primarily the result of higher loss and LAE of $2.1 million and the decreased revenue discussed above, partially offset by lower operating expenses of $0.3 million driven by lower production related expenses and professional services.

The Standard Commercial Segment reported a net loss ratio of 102.8% for the three months ended June 30, 2011 as compared to 82.1% for the same period of 2010. The gross loss ratio before reinsurance for the three months ended June 30, 2011 was 90.3% as compared to the 91.4% reported for the same period of 2010, in both cases as a result of higher than anticipated large property losses. The increase in the net loss ratio was also impacted by a reinsurance recoverable on a large property loss during the second quarter of 2010.  A number of actions have been implemented during the second quarter of 2011 to mitigate the future impact of large property losses, including rate increases and underwriting restrictions on property driven accounts. During the three months ended June 30, 2011, the Standard Commercial Segment reported favorable loss reserve development of $0.8 million as compared to $1.1 million unfavorable loss development during the same period of 2010.

Specialty Commercial Segment

The $34.5 million of total revenue for the three months ended June 30, 2011 was $2.4 million higher than the $32.1 million reported by the Specialty Commercial Segment for the same period in 2010. This increase in revenue was primarily due to higher net premiums earned of $1.9 million largely from increased production in our E&S Commercial business unit and a new space risk program entered into during the first quarter of 2011 in which we can retain up to $2.0 million per risk for satellite launches. Further contributing to this increased revenue was higher net investment income of $0.2 million and a lower adverse profit sharing commission revenue adjustment of $22 thousand during the second quarter of 2011 as compared to an adverse $0.4 million profit sharing commission adjustment for the same period the prior year.

Pre-tax income for the Specialty Commercial Segment of $0.9 million for the second quarter of 2011 was $0.1 million lower than the $1.0 million reported for the same period in 2010.  The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $2.3 million and higher operating expenses of $0.3 million. The increase in operating expenses for the three months ended June 30, 2011 were the result of increased production related expenses of $0.2 million and increased other expenses of $0.1 million, primarily professional services. The higher operating expenses were offset by lower amortization of intangible assets of $0.1 million and the increased revenue discussed above.

The Specialty Commercial Segment reported a net loss ratio of 72.5% for the three months ended June 30, 2011 as compared to 69.3% for the same period during 2010 as a result of higher current accident year loss trends predominately in our commercial auto lines of business.  The loss and LAE during the second quarter of 2011 includes $49 thousand of favorable loss reserve development as compared to $2.5 million unfavorable development during the second quarter of 2010.

Personal Segment

Net premiums written for our Personal Segment increased $1.5 million during the second quarter of 2011 to $24.1 million compared to $22.6 million for the second quarter of 2010.  The increase in premium was due mostly to the recent acquisition of HNIC partially offset by a reduction in premium written in Florida.

Total revenue for the Personal Segment increased 5.0% to $25.9 million for the second quarter of 2011 from $24.8 million for the second quarter of 2010.  Higher earned premium of $1.0 million was the primary reason for the increase in revenue for the period.  Increased investment income of $0.1 million further contributed to the increase in revenue during the second quarter of 2011.

Pre-tax loss for the Personal Segment was $4.6 million for the three months ended June 30, 2011 as compared to pre-tax income of $1.1 million for the same period of 2010.  The pre-tax loss was driven by increased losses and LAE of $5.4 million, increased operating expenses of $1.3 million due mostly to increased production and salary and related expense and increased amortization of intangible assets of $0.1 million related to the acquisition of HNIC, partially offset by increased revenue discussed above.

The Personal Segment reported a net loss ratio of 95.2% for the three months ended June 30, 2011 as compared to 75.7% for the second quarter of 2010.  The increase in the net loss ratio was primarily due to higher current accident year loss trends and claims developing much worse than anticipated due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 141.3% for the quarter ended June 30, 2011, which equates to approximately 13.4% of the net loss ratio reported as of June 30, 2011.   During late 2010 and into 2011, a number of actions have been taken to address the issues in Florida. We have increased prices, changed policy renewal terms and suspended new business production, significantly increased our personal lines claims department capabilities and made other increases in our claims staffing, including  experienced claims personnel in Florida. We expect that these actions will in time adjust our book of business back to profitable levels. The loss and LAE during the three months ended June 30, 2011 includes $1.5 million of adverse prior year development as compared to $0.7 million of adverse prior year development for the same period during 2010.  The Personal Segment reported a net expense ratio of 27.6% for the three months ended June 30, 2011 as compared to 22.5% for the second quarter of 2010.  The increase in the expense ratio is due predominately to increased production expenses related to the renewal and appointment of agents from our recent acquisition of HNIC and increased professional service fees.

Corporate

Total revenue for Corporate increased by $0.4 million for the three months ended June 30, 2011 as compared to the same period the prior year.  This increase in total revenue was due to higher net investment income of $0.4 million for the three months ended June 30, 2011 as compared to the same period of the prior year.

Corporate pre-tax loss was $0.8 million for the three months ended June 30, 2011 as compared to $1.6 million pre-tax loss for the same period the prior year.  The decrease in pre-tax loss was the result of the increased revenue discussed above and lower operating expenses of $0.4 million due mostly to a $0.2 million adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC, lower salary and other related expenses of $0.1 million and lower professional fees of $0.1 million.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

The following is additional business segment information for the six months ended June 30, 2011 and 2010 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Six Months Ended June 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$36,004	$85,877	$51,987	$-	$173,868

Gross premiums written	36,004	88,615	56,464	-	181,083
Ceded premiums written	(2,564)	(18,597)	(4,732)	-	(25,893)
Net premiums written	33,440	70,018	51,732	-	155,190
Change in unearned premiums	(2,187)	(6,318)	(4,994)	-	(13,499)
Net premiums earned	31,253	63,700	46,738	-	141,691

Total revenues	33,668	67,619	50,919	3,715	155,921

Losses and loss adjustment expenses	28,414	43,350	53,941	-	125,705

Pre-tax income (loss), net of non-controlling interest	(5,133)	4,331	(17,810)	(2,259)	(20,871)

Net loss ratio (2)	90.9%	68.1%	115.4%		88.7%
Net expense ratio (2)	32.6%	30.2%	25.8%		31.2%
Net combined ratio (2)	123.5%	98.3%	141.2%		119.9%

	Six Months Ended June 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$36,901	$75,633	$49,744	$-	$162,278

Gross premiums written	36,889	78,406	49,744	-	165,039
Ceded premiums written	(1,945)	(17,147)	(19)	-	(19,111)
Net premiums written	34,944	61,259	49,725	-	145,928
Change in unearned premiums	(1,426)	80	(7,619)	-	(8,965)
Net premiums earned	33,518	61,339	42,106	-	136,963

Total revenues	35,299	64,611	45,968	5,632	151,510

Losses and loss adjustment expenses	27,268	37,627	30,261	-	95,156

Pre-tax income (loss), net of non-controlling interest	(2,809)	7,314	3,782	(452)	7,835

Net loss ratio (2)	81.4%	61.3%	71.9%		69.5%
Net expense ratio (2)	31.7%	28.8%	22.1%		29.5%
Net combined ratio (2)	113.1%	90.1%	94.0%		99.0%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $36.0 million for the six months ended June 30, 2011, which was $0.9 million, or 2.0%, less than the $36.9 million reported for the same period in 2010.  Net premiums written were $33.4 million for the six months ended June 30, 2011 as compared to $34.9 million reported for the same period in 2010.  The decrease in gross premium volume was predominately due to increased competition and continued soft market conditions.

Total revenue for the Standard Commercial Segment of $33.7 million for the six months ended June 30, 2011 was $1.6 million less than the $35.3 million reported during the same period in 2010.  This 5% decrease in total revenue was due to decreased net premiums earned of $2.3 million and lower investment income of $0.2 million, partially offset by favorable profit share revenue adjustments of $0.2 million for the six months ended June 30, 2011 as compared to an adverse adjustment of $0.6 million for the same period in 2010.

Our Standard Commercial Segment reported a pre-tax loss of $5.1 million for the six months ended June 30, 2011 as compared to pre-tax loss of $2.8 million for the same period of 2010. Higher loss and LAE expenses of $1.1 million, primarily as a result of weather related losses, and decreased revenue contributed to this pre-tax loss reported for the six months ended June 30, 2011. Partially offsetting the decline in results were lower operating expenses of $0.5 million primarily due to lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 90.9% for the six months ended June 30, 2011 as compared to 81.4% for the same period in 2010. The gross loss ratio before reinsurance for the six months ended June 30, 2011 was 92.3% as compared to the 84.7% reported for the same period of 2010.  The higher gross and net loss ratio for the six months ended June 30, 2011 were mostly due to higher current accident year claim activity including winter storm related losses due primarily to freeze damage.  The increase in the net loss ratio was also impacted by a reinsurance recoverable on a large property loss during 2010. During the six months ended June 30, 2011 the Standard Commercial Segment reported unfavorable loss reserve development of $0.5 million, as compared to unfavorable development of $3.3 million for the same period during 2010.

Specialty Commercial Segment

The $67.6 million of total revenue for the Specialty Commercial Segment during the six months ended June 30, 2011 was $3.0 million higher than the $64.6 million reported for the same period in 2010. This increase in revenue was due to higher net premiums earned of $2.4 million due predominately to increased production in our E&S Commercial business unit and a new space risk program entered into during the first quarter of 2011 in which we can retain up to $2.0 million per risk for satellite launches. Further contributing to this increased revenue was higher net investment income of $0.6 million and a lower adverse profit sharing commission adjustment of $56 thousand for the six months ended June 30, 2011 as compared to an adverse $0.2 million profit share commission adjustment for the same period the prior year, partially offset by lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $4.3 million for the first six months of 2011 was $3.0 million lower than the $7.3 million reported for the same period in 2010.  The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $5.7 million, partially offset by the increased revenue discussed above and lower amortization of intangible assets of $0.2 million.  Further contributing to this decrease in pre-tax income for the first six months of 2011 were (i) increased production related expenses of $0.2 million, (ii) higher salary and related expense of $0.1 million, (iii) increased other expenses of $0.2 million, primarily professional services.

The Specialty Commercial Segment reported a net loss ratio of 68.1% for the six months ended June 30, 2011 as compared to 61.3% for the same period during 2010. The higher net loss ratio was impacted by higher current accident year loss trends predominately in our commercial auto lines of business. The Specialty Commercial Segment reported $1.0 million of unfavorable prior year development for the six months ended June 30, 2011 as compared to $2.5 million of unfavorable development for the same period during 2010.

Personal Segment

Net premiums written for our Personal Segment increased $2.0 million during the first six months of 2011 to $51.7 million compared to $49.7 million for the first six months of 2010.  The increase in premium was due mostly to the recent acquisition of HNIC partially offset by a reduction in premium written in Florida.

Total revenue for the Personal Segment increased 11% to $50.9 million for the first six months of 2011 from $46.0 million for the first six months of 2010.  Higher earned premium of $4.6 million was the primary reason for the increase in revenue for the period.  Increased net investment income of $0.2 million and increased finance charges of $0.1 million further contributed to the increase in revenue during the first six months of 2011.

Pre-tax loss for the Personal Segment was $17.8 million for the six months ended June 30, 2011 as compared to pre-tax income of $3.8 million for the same period of 2010.  Increased revenue was offset by increased losses and LAE of $23.7 million, increased operating expenses of $2.6 million due mostly to increased production and salary and related expense, and increased amortization of intangible assets of $0.3 million related to the acquisition of HNIC.

The Personal Segment reported a net loss ratio of 115.4% for the six months ended June 30, 2011 as compared to 71.9% for the same period of 2010.  The increase in the net loss ratio was primarily due to higher current accident year loss trends and claims developing much worse than anticipated due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 314.0% for the six months ended June 30, 2011, which equates to approximately 39.6% of the net loss ratio reported as of June 30, 2011.   During late 2010 and into 2011, a number of actions have been taken to address the issues in Florida. We have increased prices, changed policy renewal terms and suspended new business production, significantly increased our personal lines claims department capabilities and made other increases in our claims staffing, including experienced claims personnel in Florida. We expect that these actions will in time adjust our book of business back to profitable levels. The loss and LAE during the six months ended June 30, 2011 includes $14.3 million of adverse prior year development as compared to $0.7 million of adverse prior year development for the same period during 2010.  The Personal Segment reported a net expense ratio of 25.8% for the six months ended June 30, 2011 as compared to 22.1% for the same period of 2010.  The increase in the expense ratio is due predominately to increased production expenses related to the renewal and appointment of agents from our recent acquisition of HNIC and increased professional service fees.

Corporate

Total revenue for Corporate decreased by $1.9 million for the six months ended June 30, 2011 as compared to the same period the prior year.  This decrease in total revenue was due primarily to gains of $2.8 million recognized on our investment portfolio for the six months ended June 30, 2011 as compared to $5.4 million of gains recognized during the same period in 2010.  This decrease in revenue was offset by higher net investment income of $0.7 million for the six months ended June 30, 2011 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.3 million for the six months ended June 30, 2011 as compared to a $0.5 million pre-tax loss for the same period the prior year.  The increase in pre-tax loss was the result of the decreased revenue discussed above.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of June 30, 2011, Hallmark had $6.8 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $7.9 million as of June 30, 2011.  As of that date, our insurance subsidiaries held $36.2 million of cash and cash equivalents as well as $438.9 million in debt securities with an average modified duration of 2.8 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, both domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2011, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $16.3 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2011 or the 2010 fiscal year.

Comparison of June 30, 2011 to December 31, 2010

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2011 were $489.8 million compared to $493.0 million at December 31, 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Net cash provided by our consolidated operating activities was $11.0 million for the first six months of 2011 compared to net cash provided by operating activities of $17.4 million for the first six months of 2010.  The decrease in operating cash flow was primarily due to increased claim payments in our Personal Segment and weather related claim payments in our Standard Commercial Segment during the first six months of 2011, partially offset by higher premiums collected and a decrease in federal income tax payments due to the pre-tax loss reported during the first six months of 2011.

Net cash used in investing activities during the first six months of 2011was $15.7 million as compared to $54.4 million for the first six months of 2010.  During the first six months of 2011 maturities, sales and redemptions of investment securities increased $93.8 million and transfers to restricted cash decreased $2.8 million, partially offset by (i) a $43.5 million increase in purchases of debt and equity securities, (ii) a $0.3 million increase in purchases of property and equipment, and (iii) a $14.0 million payment for the acquisition of HNIC during the first quarter 2011.

Cash used in financing activities during the first six months of 2011 was $5.0 million primarily related to the repurchase of the Company’s common stock during the second quarter of 2011.

Credit Facilities

 Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of June 30, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of June 30, 2011, we had $2.8 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2011, the balance of our Trust II subordinated debt was $25.8 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A of our Form 10-K for the fiscal year ended December 31, 2010.

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

There have been no material changes to the risk factors discussed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The Company’s stock buyback program was initially announced on April 18, 2008, to authorize the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”).  The first repurchases under the Stock Repurchase Plan were made during the third quarter of fiscal 2009 during which the Company repurchased 750,000 shares of our common stock.  On January 24, 2011 the Company announced an increase in its authorization to repurchase of up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date.

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended June 30, 2011:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

April 1- 30, 2011	-	-	750,000	3,250,000
May 1 - 31, 2011	29,933	$7.13	779,933	3,220,067
June 1 - 30, 2011	654,408	$7.18	1,434,341	2,565,659

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)
Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+
Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Operations for the three and six months ended June 20, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: August 9, 2011	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: August 9, 2011	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President