Form 10-Q/A
period 2011-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2011-09-16
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Hallmark Financial Services, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011, for the sole purpose of correcting the quarter end date set forth in the certifications pursuant to 18 U.S.C. §1350 included as Exhibits 32(a) and 32(b) of the Form 10-Q. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

101 INS	XBRL Instance Document (incorporated by reference to Exhibit 101 INS to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 originally filed August 9, 2011).

101 SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101 SCH to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 originally filed August 9, 2011).

101 CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101 CAL to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 originally filed August 9, 2011).

101 LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101 LAB to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 originally filed August 9, 2011).

101 PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101 PRE to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 originally filed August 9, 2011).

101 DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101 DEF to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 originally filed August 9, 2011).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: September 16, 2011	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: September 16, 2011	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President