Form 10-Q
period 2011-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2011-11-09
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of November 7, 2011.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share amounts)

	September 30	December 31
	2011	2010
	(unaudited)

ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $405,612 in 2011 and $383,530 in 2010)	$403,244	$388,399
Equity securities, available-for-sale, at fair value (cost: $33,424 in 2011 and $32,469 in 2010)	41,241	44,042

Total investments	444,485	432,441

Cash and cash equivalents	49,416	60,519
Restricted cash	4,180	5,277
Ceded unearned premiums	18,685	25,504
Premiums receivable	58,159	47,337
Accounts receivable	4,582	7,051
Receivable for securities	11	2,215
Reinsurance recoverable	44,078	39,505
Deferred policy acquisition costs	24,441	21,679
Goodwill	44,695	44,695
Intangible assets, net	27,551	30,241
Federal income tax recoverable	7,156	4,093
Deferred federal income taxes, net	1,801	-
Prepaid expenses	1,835	1,987
Other assets	13,290	15,207

Total assets	$744,365	$737,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable	$4,050	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	293,201	251,677
Unearned premiums	150,796	140,965
Unearned revenue	73	116
Reinsurance balances payable	2,445	3,122
Accrued agent profit sharing	1,438	1,301
Accrued ceding commission payable	1,139	4,231
Pension liability	2,338	2,833
Payable for securities	5,778	2,493
Payable for acquisition	-	14,000
Deferred federal income taxes, net	-	4,602
Accounts payable and other accrued expenses	13,551	15,786

Total liabilities	531,511	500,628

Commitments and Contingencies (Note 18)

Redeemable non-controlling interest	1,261	1,360

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2011 and 2010; issued 20,872,831 in 2011 and 2010	3,757	3,757
Additional paid-in capital	122,355	121,815
Retained earnings	94,692	105,816
Accumulated other comprehensive income	2,347	9,637
Treasury stock (1,609,374 shares in 2011 and 748,662 shares in 2010), at cost	(11,558)	(5,262)

Total stockholders' equity	211,593	235,763

Liabilities and Equity, Total	$744,365	$737,751

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2011	2010	2011	2010

Gross premiums written	$89,751	$82,199	$270,834	$247,238
Ceded premiums written	(11,869)	(10,152)	(37,762)	(29,263)
Net premiums written	77,882	72,047	233,072	217,975
Change in unearned premiums	(2,814)	(1,641)	(16,313)	(10,606)
Net premiums earned	75,068	70,406	216,759	207,369

Investment income, net of expenses	3,980	4,036	11,765	10,513
Net realized gains	394	311	3,177	5,757
Finance charges	1,683	1,833	5,148	5,247
Commission and fees	2,445	(392)	2,617	(1,204)
Other income	178	23	203	45

Total revenues	83,748	76,217	239,669	227,727

Losses and loss adjustment expenses	56,136	51,293	181,841	146,449
Other operating expenses	24,809	21,602	71,770	65,956
Interest expense	1,159	1,151	3,470	3,447
Amortization of intangible assets	897	917	2,690	2,749

Total expenses	83,001	74,963	259,771	218,601

Income (loss) before tax	747	1,254	(20,102)	9,126
Income tax expense (benefit)	616	205	(9,006)	2,142
Net income (loss)	131	1,049	(11,096)	6,984
Less: Net income attributable to non-controlling interest	6	33	28	70
Net income (loss) attributable to Hallmark Financial Services, Inc.	$125	$1,016	$(11,124)	$6,914

Net income (loss) attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.01	$0.05	$(0.56)	$0.34
Diluted	$0.01	$0.05	$(0.56)	$0.34

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757
Issuance of common stock upon option exercises	-	-	-	-
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,292	121,403	121,815	121,016
Accretion of redeemable noncontrolling interest	(31)	(77)	(37)	(239)
Equity based compensation	94	263	583	852
Exercise of stock options	-	-	(6)	(40)

Balance, end of period	122,355	121,589	122,355	121,589

Retained Earnings
Balance, beginning of period	94,567	104,380	105,816	98,482
Net income (loss) attributable to Hallmark Financial Services, Inc.	125	1,016	(11,124)	6,914

Balance, end of period	94,692	105,396	94,692	105,396

Accumulated Other Comprehensive Income
Balance, beginning of period	7,843	6,966	9,637	8,589
Additional minimum pension liability, net of tax	47	36	140	109
Net unrealized holding (losses) gains arising during period	(5,150)	3,527	(4,253)	7,277
Reclassification adjustment for losses included in net income	(393)	(311)	(3,177)	(5,757)

Balance, end of period	2,347	10,218	2,347	10,218

Treasury Stock
Balance, beginning of period	(10,068)	(5,262)	(5,262)	(5,327)
Acquisition of treasury shares	(1,490)	-	(6,401)	-
Issuance of treasury stock upon option exercises	-	-	105	65
Balance, end of period	(11,558)	(5,262)	(11,558)	(5,262)

Total Stockholders' Equity	$211,593	$235,698	$211,593	$235,698

Net income (loss)	$131	$1,049	$(11,096)	$6,984
Additional minimum pension liability, net of tax	47	36	140	109
Net unrealized holding (losses) gains arising during period	(5,150)	3,527	(4,253)	7,277
Reclassification adjustment for gains included in net income	(393)	(311)	(3,177)	(5,757)
Comprehensive (loss) income	(5,365)	4,301	(18,386)	8,613
Less: Comprehensive income attributable to non-controlling interest	6	33	28	70
Comprehensive (loss) income attributable to Hallmark Financial Services, Inc.	$(5,371)	$4,268	$(18,414)	$8,543

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30

	2011	2010
Cash flows from operating activities:
Net (loss) income	$(11,096)	$6,984

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization expense	4,103	3,527
Deferred federal income taxes	(2,737)	(1,034)
Realized gains on investments	(3,177)	(5,757)
Change in ceded unearned premiums	6,819	(2,523)
Change in premiums receivable	(10,283)	(5,653)
Change in accounts receivable	2,515	370
Change in deferred policy acquisition costs	(2,762)	(2,389)
Change in unpaid losses and loss adjustment expenses	29,344	39,166
Change in unearned premiums	9,493	13,129
Change in unearned revenue	(43)	(51)
Change in accrued agent profit sharing	137	(18)
Change in reinsurance recoverable	(1,117)	(9,676)
Change in reinsurance payable	(940)	(2,140)
Change in current federal income tax recoverable/payable	(2,888)	(4,386)
Change in accrued ceding commission payable	(3,092)	(4,368)
Change in all other liabilities	(4,299)	(1,310)
Change in all other assets	5,031	5,063

Net cash provided by operating activities	15,008	28,934

Cash flows from investing activities:
Purchases of property and equipment	(1,799)	(1,155)
Net transfers into restricted cash	1,097	(533)
Payment for acquisition of subsidiaries, net of cash received	(13,334)	-
Purchases of investment securities	(234,994)	(157,332)
Maturities, sales and redemptions of investment securities	229,796	99,919

Net cash used in investing activities	(19,234)	(59,101)

Cash flows from financing activities:
Net repayments of notes payable	(410)	-
Proceeds from exercise of employee stock options	99	25
Purchase of treasury shares	(6,401)	-
Distribution to non-controlling interest	(165)	(144)

Net cash used in financing activities	(6,877)	(119)

Decrease in cash and cash equivalents	(11,103)	(30,286)
Cash and cash equivalents at beginning of period	60,519	112,270
Cash and cash equivalents at end of period	$49,416	$81,984

Supplemental cash flow information:
Interest paid	$3,468	$3,442
Income taxes (received) paid	$(3,381)	$7,564

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$2,204	$42

Change in payable for securities related to investment purchases that settled after the balance sheet date	$3,284	$11,590

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

The interim financial data as of September 30, 2011 and 2010 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

Notes Payable:  The carrying value of our bank credit facility approximates the fair value based on the current interest rate.

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $56.7 million and a fair value of $49.9 million as of September 30, 2011.  The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows.

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

Immaterial Correction of an Error

We discovered an immaterial error in the reporting of deferred tax liabilities related to the 2009 acquisition of CYR Insurance Management Company (“CYR”). The result of the immaterial error was that total assets and liabilities as previously reported were understated by $1.1 million, respectively. Because the error was not material to any prior year financial statements, we have revised our consolidated balance sheet as of December 31, 2010 to reflect this correction, which resulted in a $1.1 million increase to goodwill and to deferred/current federal income taxes payable, respectively. Such change had no effect on net income or stockholders’ equity.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”).  The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit  for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters.  We estimate the ultimate redemption value of the Put/Call Option to be $1.3 million at September 30, 2011.

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR.  CYR has as its primary asset a management agreement with Hallmark County Mutual Insurance Company (“HCM”), which provides for CYR to have management and control of HCM.  We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011 subject to a maximum of $1.25 million.  The override commission is paid monthly as the subject premiums and policy fees are written.  The fair value of the management agreement acquired is $3.2 million and is being amortized over four years.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

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

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding Corporation for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of up to $350 thousand may become payable following four full calendar quarters after closing and a contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing, in each case based upon a formula contained in the acquisition agreement. We recorded a bargain purchase gain of $165 thousand on the acquisition which is reported in other income. The gain resulted from the difference in the estimated purchase price and the fair value of the net assets acquired and liabilitics assumed as of July 1, 2011.

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities and obligations of U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments.  We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes.  Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of  ASC 820 for Level 2 investment securities.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2011 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$11,634	$-	$11,634
Corporate bonds	-	96,816	-	96,816
Collateralized corporate bank loans	-	104,225	1,254	105,479
Municipal bonds	-	165,736	19,260	184,996
Mortgage-backed	-	4,319	-	4,319
Total debt securities	-	382,730	20,514	403,244

Financial services	17,134	-	-	17,134
All other	24,107	-	-	24,107
Total equity securities	41,241	-	-	41,241

Total debt and equity securities	$41,241	$382,730	$20,514	$444,485

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as level 3 in the fair value hierarchy.  We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity.  The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 9.7%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 (in thousands):

Beginning balance as of January 1, 2011	$21,981

Settlements	(288)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(1,179)
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of September 30, 2011	$20,514

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

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2011	2010	2011	2010

U.S. Treasury securities and obligations of U.S. Government	$21	$-	$35	$-
Corporate bonds	(21)	91	250	2,170
Collateralized corporate bank loans	(23)	190	617	1,480
Municipal bonds	(318)	-	(319)	(74)
Mortgage-backed	-	-	-	-
Equity securities-financial services	735	-	1,524	1,767
Equity securities-all other	-	30	1,070	414
Gain on investments	394	311	3,177	5,757
Other-than-temporary impairments	-	-	-	-
Net realized gains	$394	$311	$3,177	$5,757

We realized gross gains on investments of $0.8 million and $0.3 million during the three months ended September 30, 2011 and 2010, respectively and $3.8 million and $5.9 million for the nine months ended September 30, 2011 and 2010, respectively. We realized gross losses on investments of $0.4 million and $25 thousand for the three months ended September 30, 2011 and 2010 and $0.6 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. We recorded proceeds from the sale of investment securities of $61.9 million and $26.3 million during the three months ended September 30, 2011 and 2010, respectively, and $227.6 million and $99.9 million for the nine months ended September 30, 2011 and 2010, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The amortized cost and estimated fair value of investments in debt and equity securities (in thousands) by category is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2011

U.S. Treasury securities and obligations of U.S. Government	$11,606	$29	$(1)	$11,634
Corporate bonds	96,601	2,176	(1,961)	96,816
Collateralized corporate bank loans	108,459	75	(3,055)	105,479
Municipal bonds	184,687	3,451	(3,142)	184,996
Mortgage-backed	4,259	85	(25)	4,319

Total debt securities	405,612	5,816	(8,184)	403,244

Financial services	14,613	3,105	(584)	17,134
All other	18,811	5,750	(454)	24,107

Total equity securities	33,424	8,855	(1,038)	41,241

Total debt and equity securities	$439,036	$14,671	$(9,222)	$444,485

As of December 31, 2010

U.S. Treasury securities and obligations of U.S. Government	$39,767	$36	$-	$39,803
Corporate bonds	82,956	3,465	(844)	85,577
Collateralized corporate bank loans	106,723	1,685	(95)	108,313
Municipal bonds	153,334	2,421	(1,842)	153,913
Mortgage-backed	750	43	-	793

Total debt securities	383,530	7,650	(2,781)	388,399

Financial services	15,385	5,770	(270)	20,885
All other	17,084	6,196	(123)	23,157

Total equity securities	32,469	11,966	(393)	44,042

Total debt and equity securities	$415,999	$19,616	$(3,174)	$432,441

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$2,070	$(1)	$-	$-	$2,070	$(1)
Corporate bonds	31,543	(1,266)	2,462	(695)	34,005	(1,961)
Collateralized corporate bank loans	97,150	(3,051)	18	(4)	97,168	(3,055)
Municipal bonds	42,364	(498)	29,682	(2,644)	72,046	(3,142)
Mortgage-backed	1,130	(25)	-	-	1,130	(25)
Total debt securities	174,257	(4,841)	32,162	(3,343)	206,419	(8,184)

Financial services	3,982	(396)	1,206	(188)	5,188	(584)
All other	6,367	(454)	-	-	6,367	(454)
Total equity securities	10,349	(850)	1,206	(188)	11,555	(1,038)

Total debt and equity securities	$184,606	$(5,691)	$33,368	$(3,531)	$217,974	$(9,222)

	As of December 31, 2010

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	8,036	(13)	2,342	(831)	10,378	(844)
Collateralized corporate bank loans	17,370	(90)	19	(5)	17,389	(95)
Municipal bonds	24,755	(248)	46,591	(1,594)	71,346	(1,842)
Mortgage-backed	-	-	-	-	-	-
Total debt securities	50,161	(351)	48,952	(2,430)	99,113	(2,781)

Financial services	1,234	(270)	-	-	1,234	(270)
All other	625	(123)	-	-	625	(123)
Total equity securities	1,859	(393)	-	-	1,859	(393)

Total debt and equity securities	$52,020	$(744)	$48,952	$(2,430)	$100,972	$(3,174)

 At September 30, 2011, the gross unrealized losses more than twelve months old were attributable to 19 debt security positions and 1 equity security position.  At December 31, 2010, the gross unrealized losses more than twelve months old were attributable to 31 debt security positions.  We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis.  We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$55,322	$55,831
Due after one year through five years	161,295	163,556
Due after five years through ten years	135,105	131,269
Due after ten years	49,631	48,270
Mortgage-backed	4,259	4,318
	$405,612	$403,244

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers.  These securities are included with our available-for-sale debt securities because we have the ability to trade these securities.  We retain the interest earned on these securities.  These securities had a carrying value of $29.8 million and $33.4 million at September 30, 2011 and December 31, 2010, respectively.

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

  We recorded $2.3 million and $18.1 million of unfavorable prior years’ loss development during the three and nine months ended September 30, 2011, respectively.  The unfavorable prior year’s loss development for the nine months ended September 30, 2011 included $17.2 million of unfavorable prior years’ loss development in our Personal Lines business unit of which $10.1 million was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida and the complexity related to Florida personal injury protection coverage claims. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to development of auto liability claims spread throughout our other states. For the first nine months of fiscal 2011, our E&S Commercial business unit had $3.4 million of unfavorable prior years’ loss development related primarily to commercial auto liability and physical damage. These unfavorable developments were partially offset by favorable prior years’ loss development of $2.3 million in our General Aviation business unit related to our liability lines of business and $0.2 million in our Standard Commercial business unit primarily related to our commercial property lines of business, partially offset by unfavorable prior years’ loss development driven by a late developing umbrella claim.

We recorded $0.5 million and $7.0 million of unfavorable prior years’ loss development during the three and nine months ended September 30, 2010, respectively.   The unfavorable prior years development during the nine months ended September 30, 2010 was comprised of $1.2 million of unfavorable development in our Personal Lines business primarily attributable to geographic expansion; $1.5 million of unfavorable development in our E&S Commercial business unit related primarily to general liability claims and increased volatility in large liability losses; $4.1 million of unfavorable development in our Standard Commercial business unit primarily attributable to our commercial property and general liability lines of business; $0.1 million of unfavorable development in our General Aviation business unit related to our liability lines of business; and $0.1 million of unfavorable development in our Excess & Umbrella business unit.

For the purpose of estimating the reserves for unpaid losses and LAE during the nine months ended September 30, 2011, past experience was adjusted for the rapid emergence of additional Florida claims development.  While we believe the reserves for unpaid losses and LAE are adequate, given our limited historical experience within the state, there is a reasonable possibility that this recent claims experience could be an indication of an unfavorable trend that may require additional reserves for unpaid losses and LAE.  We have estimated the increase in reserves attributable to recent Florida claim experience to be $10.1 million for the nine months ended September 30, 2011, based on an estimated range of possible adverse development of $9.5 million to $11.0 million.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005.  There are 2,000,000 shares authorized for issuance under the 2005 LTIP.  As of September 30, 2011, there were incentive stock options to purchase 1,247,380 shares of our common stock outstanding and non-qualified stock options to purchase 305,000 shares of our common stock outstanding and there were 431,787 shares reserved for future issuance under the 2005 LTIP.  The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Incentive stock options granted under the 2005 LTIP prior to 2009 vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant.  Incentive stock options granted in 2009 and one grant of 5,000 incentive stock options in 2011 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant.  One grant of 25,000 incentive stock options in 2010 and one grant of 10,000 incentive stock options in 2011 vest in equal annual increments on each of the first three anniversary dates and terminate ten years from the date of grant.  Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  One grant of 200,000 non-qualified stock options in 2009 vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant. No options were granted in the third quarter of 2011 or 2010.

A summary of the status of our stock options as of and changes during the nine months ended September 30, 2011 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	$(000)

Outstanding at January 1, 2011	1,627,500	$9.66
Granted	15,000	$8.34
Exercised	(15,000)	$6.61
Forfeited or expired	(75,120)	$6.89
Outstanding at September 30, 2011	1,552,380	$9.81	6.4	$427
Exercisable at September 30, 2011	1,092,858	$10.71	5.9	$167

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Intrinsic value of options exercised	$-	$-	$4	$47

Cost of share-based payments (non-cash)	$94	$263	$584	$852

Income tax benefit of share-based payments recognized in income	$8	$8	$23	$23

As of September 30, 2011 there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.1 million is expected to be recognized during the remainder of 2011, $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Hallmark’s and similar companies’ common stock for a period equal to the expected term.  The risk- free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant.  Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term.

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.

	Nine Months Ended
	September 30,
	2011	2010

Grant date fair value per share	$3.50	$3.62

Expected term (in years)	6.3	6.0
Expected volatility	38.0%	35.0%
Risk free interest rate	2.6%	3.2%

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Standard Commercial Segment	$20,258	$17,211	$53,926	$52,510
Specialty Commercial Segment	36,814	32,892	104,433	97,503
Personal Segment	25,637	25,418	76,556	71,386
Corporate	1,039	696	4,754	6,328
Consolidated	$83,748	$76,217	$239,669	$227,727

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$4,249	$(234)	$(884)	$(3,043)
Specialty Commercial Segment	2,729	2,515	7,060	9,829
Personal Segment	(4,522)	743	(22,332)	4,525
Corporate	(1,715)	(1,803)	(3,974)	(2,255)
Consolidated	$741	$1,221	$(20,130)	$9,056

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Assets

Standard Commercial Segment	$141,416	$118,818
Specialty Commercial Segment	344,363	330,843
Personal Segment	237,087	204,660
Corporate	21,499	83,430
	$744,365	$737,751

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

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Ceded earned premiums	$12,430	$9,483	$44,581	$26,740
Reinsurance recoveries	$6,885	$6,247	$26,368	$16,825

We currently reinsure the following exposures on business generated by our business units:

•
Property catastrophe.  Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines.  Catastrophes might include multiple claims and policyholders.  Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires.  Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount.  We utilize catastrophe models to assist in determining appropriate retention and limits to purchase.  The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss in excess of our $6.0 million retention up to $34.0 million for each catastrophic occurrence, subject to an aggregate limit of $68.0 million.

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

•
Aviation.  We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit.  This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Comp. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Comp business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o
Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

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

11. Note Payable

On January 27, 2006, we borrowed $15.0 million under our revolving credit facility to fund the cash required to close the acquisition of the subsidiaries comprising our E&S Commercial business unit.  On July 6, 2011, we borrowed $1.25 million under our revolving credit facility to repurchase our common stock under the Company’s stock buy back program.  As of September 30, 2011, the balance on the revolving note was $4.1 million, which currently bears interest at 2.85% per annum. (See Note 13, “Credit Facilities.”)

12.  Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2011, the balance of our Trust II subordinated debt was $25.8 million.

13. Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of September 30, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of September 30, 2011, we had $4.1 million outstanding under this facility.

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Deferred	$(12,325)	$(10,725)	$(41,153)	$(38,422)
Amortized	11,931	10,280	38,391	36,033

Net	$(394)	$(445)	$(2,762)	$(2,389)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average shares - basic	19,286	20,124	19,812	20,122
Effect of dilutive securities	1	62	13	56
Weighted average shares - assuming dilution	19,287	20,186	19,825	20,178

For the three months and nine months ended September 30, 2011, 1,011,666 shares and 924,166 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  For the three months and nine months ended September 30, 2010, 899,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost	$152	$163	$457	$488
Amortization of net loss	72	56	215	168
Expected return on plan assets	(148)	(136)	(443)	(409)
Net periodic pension cost	$76	$83	$229	$247

We contributed $289 thousand and $509 thousand to our frozen defined benefit cash balance plan (“Cash Balance Plan”) during the three and nine months ended September 30, 2011.  We contributed $246 thousand and $340 thousand to the Cash Balance Plan during the three and nine months ended September 30, 2010.  Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for more discussion of our retirement plans.

17. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2011 was 44.8%, which varied from the statutory income tax rate primarily as a result of our tax exempt income increasing the tax benefit from our pre-tax loss and the recognition of a tax benefit related to the disposal of certain securities. Our effective income tax rate for the nine months ended September 30, 2010 was 23.5%, which varied from the statutory income tax rate primarily due to tax exempt income and the recognition of a tax benefit related to the disposal of certain securities.

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

AHIC, HSIC, HIC, HNIC  have entered into a pooling arrangement pursuant to which AHIC retains 32.5% of our total net premiums written by all of our business units, HIC retains 28.4% of our total net premiums written, HSIC retains 27.6% of our total net premiums written and HNIC retains 11.5% of our total net premiums written. Prior to July 1, 2011, AHIC retained 32.5%, HIC retained 34.4%, HSIC retained 27.6% and HNIC retained 5.5% of our total net premiums written by all of our business units. Prior to January 1, 2011, AHIC retained 46.0%, HIC retained 34.1% and HSIC retained 19.9% of our total net premiums written by all of our business units. This pooling arrangement has no impact on our consolidated financial statements reported in accordance with GAAP.

Results of Operations

Management Overview During the three months ended September 30, 2011 our total revenues were $83.7 million representing a 10% increase from the $76.2 million in total revenues for the same period of 2010.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our E&S Commercial business unit, a new space risk program entered into during the first quarter of 2011 and the acquisition of our Workers Comp business unit during the third quarter of 2011.  Further contributing to the increased revenues were favorable profit sharing commission revenue adjustments and higher gains recognized on our investment portfolio. These increases in revenue were partially offset by lower earned premium in our Standard Commercial business unit due to continued competition and soft market conditions and lower net investment income.

During the nine months ended September 30, 2011 our total revenues were $239.7 million representing a 5% increase from the $227.7 million in total revenues for the same period of 2010.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Lines and E&S Commercial business unit, a new space risk program entered into during the first quarter of 2011 and the acquisition of our Workers Comp business unit during the third quarter of 2011.  Further contributing to the increased revenues were favorable profit sharing commission revenue adjustments and higher net investment income.  These increases in revenue were partially offset by lower earned premium in our Standard Commercial business unit due to increased competition and continued soft market conditions and lower recognized gains on our investment portfolio.

We reported $125 thousand of net income attributable to Hallmark for the three months ended September 30, 2011 as compared to net income of $1.0 million for the same period during 2010. We reported a net loss attributable to Hallmark of $11.1 million for the nine months ended September 30, 2011, which was $18.0 million lower than the $6.9 million net income reported for the nine months ended September 30, 2010.  On a diluted basis per share, we reported net income of $0.01 per share for the three months ended September 30, 2011, as compared to $0.05 per share for the same period in 2010.   On a diluted basis per share, net loss per share was $0.56 for the nine months ended September 30, 2011 as compared to net income per share of $0.34 for the same period during 2010.

The increase in revenue for the three months and nine months ended September 30, 2011 was offset by increased loss and loss adjustment expenses (“LAE”) due primarily to higher current accident year loss estimates, as well as unfavorable prior year loss development of $2.3 million and $18.1 million recognized during the three and nine months ended September 30, 2011, respectively, as compared to unfavorable prior year development of $0.5 million and $7.0 million recognized during the three and nine months ended September 30, 2010.  Of the $18.1 million unfavorable development recognized for the nine months ended September 30, 2011, $10.1 million was a result of adverse prior year loss reserve development in our Personal Lines Segment in Florida. In addition, the results for the nine months ended September 30, 2011 include $10.0 million in current accident year net losses from weather related claims.  The adverse prior year development and the losses from the weather related claims contributed 13.0% to the 83.9% consolidated net loss ratio for the nine months ended September 30, 2011.  As a result of the pre-tax loss and an increase in the proportion of tax-exempt income relative to total pre-tax loss, the Company reported an income tax benefit of $9.0 million, or an effective income tax rate of 44.8%, for the nine months ended September 30, 2011, as compared to income tax expense of $2.1 million, or an effective rate of 23.5%, for the same period during 2010.

Third Quarter 2011 as Compared to Third Quarter 2010

The following is additional business segment information for the three months ended September 30, 2011 and 2010 (in thousands):

Hallmark Financial Services, Inc
Consolidated Segment Data

	Three Months Ended September 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$16,698	$46,711	$24,855	$-	$88,264

Gross premiums written	16,698	48,417	24,636	-	89,751
Ceded premiums written	(1,489)	(10,444)	64	-	(11,869)
Net premiums written	15,209	37,973	24,700	-	77,882
Change in unearned premiums	1,320	(2,993)	(1,141)	-	(2,814)
Net premiums earned	16,529	34,980	23,559	-	75,068

Total revenues	20,258	36,814	25,637	1,039	83,748

Losses and loss adjustment expenses	10,703	23,356	22,077	-	56,136

Pre-tax income (loss), net of
non-controlling interest	4,249	2,729	(4,522)	(1,715)	741

Net loss ratio (2)	64.8%	66.8%	93.7%		74.8%
Net expense ratio (2)	32.1%	29.7%	28.8%		31.5%
Net combined ratio (2)	96.9%	96.5%	122.5%		106.3%

	Three Months Ended September 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$15,586	$39,653	$25,188	$-	$80,427

Gross premiums written	15,586	41,425	25,188	-	82,199
Ceded premiums written	(1,147)	(8,915)	(90)	-	(10,152)
Net premiums written	14,439	32,510	25,098	-	72,047
Change in unearned premiums	1,626	(1,368)	(1,899)	-	(1,641)
Net premiums earned	16,065	31,142	23,199	-	70,406

Total revenues	17,211	32,892	25,418	696	76,217

Losses and loss adjustment expenses	12,183	20,788	18,322	-	51,293

Pre-tax income (loss), net of
non-controlling interest	(234)	2,515	743	(1,803)	1,221

Net loss ratio (2)	75.8%	66.8%	79.0%		72.9%
Net expense ratio (2)	32.2%	30.1%	21.0%		29.4%
Net combined ratio (2)	108.0%	96.9%	100.0%		102.3%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $16.7 million for the three months ended September 30, 2011, which was $1.1 million, or 7%, more than the $15.6 million reported for the same period in 2010.  Net premiums written were $15.2 million for the three months ended September 30, 2011 as compared to $14.4 million reported for the same period in 2010.  The increase in gross premium volume was due to the acquisition of our Workers Comp business unit during the third quarter of 2011, partially offset by a decline in premium for our Standard Commercial business unit as a result of continued competition and soft market conditions.

Total revenue for the Standard Commercial Segment of $20.2 million for the three months ended September 30, 2011 was $3.0 million more than the $17.2 million reported during the same period in 2010.  This 18% increase in total revenue was primarily due to a favorable profit share commission revenue adjustment of $2.5 million during the third quarter of 2011 as compared to an unfavorable adjustment of $0.2 million during the third quarter of 2010.  Further contributing to this increase in revenue during the third quarter of 2011 were increased net premiums earned of $0.4 million due to the acquisition of our Workers Comp business unit during the third quarter of 2011, partially offset by a decline in net premiums earned for our Standard Commercial business unit. This increase in revenue was partially offset by lower net investment income of $0.1 million.

Our Standard Commercial Segment reported a pre-tax income of $4.2 million for the three months ended September 30, 2011 as compared to a pre-tax loss of $0.2 million for the same period of 2010.  This increase in pre-tax income was primarily the result of the increased revenue discussed above and lower loss and LAE of $1.5 million during the third quarter of 2011 as compared to the same period of 2010, partially offset by higher operating expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 64.8% for the three months ended September 30, 2011 as compared to 75.8% for the same period of 2010. The gross loss ratio before reinsurance for the three months ended September 30, 2011 was 59.9% as compared to the 80.1% reported for the same period of 2010.  The lower gross and net loss ratio for the three months ended September 30, 2011 was driven primarily by lower current accident year loss trends in the Standard Commercial business unit partially offset by the acquisition of our Workers Comp business unit.  The loss and LAE during the three months ended September 30, 2011 included favorable loss reserve development of $0.7 million as compared to unfavorable loss reserve development of $0.8 million during the same period of 2010.

Specialty Commercial Segment

 The $36.8 million of total revenue for the three months ended September 30, 2011 was $3.9 million higher than the $32.9 million reported by the Specialty Commercial Segment for the same period in 2010. This 12% increase in revenue was due to higher net premiums earned of $3.8 million largely from increased production in our E&S Commercial business unit and a new space risk program entered into during the first quarter of 2011 in which we can retain up to $2.0 million per risk for satellite launches.

Pre-tax income for the Specialty Commercial Segment of $2.7 million for the third quarter of 2011 was $0.2 million higher than the $2.5 million reported for the same period in 2010.  The increase in pre-tax income was primarily due to the increased revenue discussed above and lower amortization of intangible assets of $0.1 million, partially offset by higher loss and LAE expenses of $2.6 million and higher operating expenses of $1.3 million. The increase in operating expenses for the three months ended September 30, 2011 were the result of increased production related expenses of $0.9 million, increased salary and related expenses of $0.3 million and increased other expenses of $0.1 million, primarily professional services.

The Specialty Commercial Segment reported a net loss ratio of 66.8% for the three months ended September 30, 2011 and 2010.  The loss and LAE during the third quarter of 2011 include higher current accident year loss trends in commercial auto which were partially offset by favorable current year loss trends in general aviation. The loss and LAE during the third quarter of 2011 further includes $0.1 million of unfavorable loss reserve development as compared to $0.8 million favorable development during the third quarter of 2010.

Personal Segment

Net premiums written for our Personal Segment decreased $0.4 million during the third quarter of 2011 to $24.7 million compared to $25.1 million for the third quarter of 2010.  The decrease in premium was due mostly to a reduction in premium written in Florida partially offset by the recent acquisition of HNIC.

Total revenue for the Personal Segment increased $0.2 million to $25.6 million for the third quarter of 2011 from $25.4 million for the third quarter of 2010.  Higher net earned premium of $0.4 million was the primary reason for the increase in revenue for the period, partially offset by lower finance charges of $0.1 million.

Pre-tax loss for the Personal Segment was $4.5 million for the three months ended September 30, 2011 as compared to pre-tax income of $0.7 million for the same period of 2010.  The pre-tax loss was driven by increased losses and LAE of $3.8 million, increased operating expenses of $1.6 million due mostly to increased production, salary and related expense, and professional service fees. Increased amortization of intangible assets of $0.1 million related to the acquisition of HNIC also contributed to the pre-tax loss for the quarter, partially offset by increased revenue discussed above.

The Personal Segment reported a net loss ratio of 93.7% for the three months ended September 30, 2011 as compared to 79.0% for the third quarter of 2010.  The increase in the net loss ratio was primarily due to higher current accident year loss trends in our legacy and expansion states, outside of Florida. We have implemented rate increases and changed policy down payment requirements in the underperforming states. We expect these actions will in time adjust our book of business back to profitable levels.  The loss and LAE incurred during the three months ended September 30, 2011 includes $2.9 million of adverse prior year development as compared to $0.5 million of adverse prior year development for the same period during 2010.  The Personal Segment reported a net expense ratio of 28.8% for the three months ended September 30, 2011 as compared to 21.0% for the third quarter of 2010.  The increase in the expense ratio is due predominately to increased production related expenses, professional service fees and salary and related expenses.

Corporate

Total revenue for Corporate increased by $0.3 million for the three months ended September 30, 2011 as compared to the same period the prior year.  This increase in total revenue was due to the bargain purchase gain recorded on the acquisition of TBIC Holding of $0.1 million reported in other income and higher net investment income of $0.1 million and increased gains of $0.1 million recognized on our investment portfolio for the three months ended September 30, 2011 as compared to the same period of the prior year.

Corporate pre-tax loss was $1.7 million for the three months ended September 30, 2011 as compared to $1.8 million pre-tax loss for the same period the prior year.  The decrease in pre-tax loss was the result of the increased revenue discussed above partially offset by higher operating expenses of $0.2 million due mostly to higher salary and other related expenses of $0.3 million and higher professional fees of $0.2 million offset by a $0.3 million adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC.

Nine months Ended September 30, 2011 as Compared to Nine months Ended September 30, 2010

The following is additional business segment information for the nine months ended September 30, 2011 and 2010 (in thousands):

Hallmark Financial Services, Inc.
Consolidated Segment Data

	Nine Months Ended September 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$52,702	$132,588	$76,842	$-	$262,132

Gross premiums written	52,702	137,032	81,100	-	270,834
Ceded premiums written	(4,053)	(29,041)	(4,668)	-	(37,762)
Net premiums written	48,649	107,991	76,432	-	233,072
Change in unearned premiums	(867)	(9,312)	(6,134)	-	(16,313)
Net premiums earned	47,782	98,679	70,298	-	216,759

Total revenues	53,926	104,433	76,556	4,754	239,669

Losses and loss adjustment expenses	39,117	66,706	76,018	-	181,841

Pre-tax income (loss), net of
non-controlling interest	(884)	7,060	(22,332)	(3,974)	(20,130)

Net loss ratio (2)	81.9%	67.6%	108.1%		83.9%
Net expense ratio (2)	32.4%	30.1%	26.8%		31.3%
Net combined ratio (2)	114.3%	97.7%	134.9%		115.2%

	Nine Months Ended September 30, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Produced premium (1)	$52,487	$115,286	$74,932	$-	$242,705

Gross premiums written	52,475	119,831	74,932	-	247,238
Ceded premiums written	(3,092)	(26,062)	(109)	-	(29,263)
Net premiums written	49,383	93,769	74,823	-	217,975
Change in unearned premiums	200	(1,288)	(9,518)	-	(10,606)
Net premiums earned	49,583	92,481	65,305	-	207,369

Total revenues	52,510	97,503	71,386	6,328	227,727

Losses and loss adjustment expenses	39,451	58,415	48,583	-	146,449

Pre-tax income (loss), net of
non-controlling interest	(3,043)	9,829	4,525	(2,255)	9,056

Net loss ratio (2)	79.6%	63.2%	74.4%		70.6%
Net expense ratio (2)	31.9%	29.2%	21.7%		29.5%
Net combined ratio (2)	111.5%	92.4%	96.1%		100.1%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $52.7 million for the nine months ended September 30, 2011, which was $0.2 million more than the $52.5 million reported for the same period in 2010.  The increase in gross premium volume was due to the acquisition of our Workers Comp business unit during the third quarter of 2011, offset by a decline in gross premium written for our Standard Commercial business unit as a result of continued competition and soft market conditions. Net premiums written were $48.6 million for the nine months ended September 30, 2011 as compared to $49.4 million reported for the same period in 2010 due primarily to higher ceded written premium as a result of reinstatement premium adjustments due to weather related claims, increased proportional costs allocated to the Standard Commercial business unit under the Company’s commercial property excess of loss treaty and the acquisition of our Workers Comp business unit during the third quarter of 2011.

Total revenue for the Standard Commercial Segment of $53.9 million for the nine months ended September 30, 2011 was $1.4 million more than the $52.5 million reported during the same period in 2010.  This 3% increase in total revenue was due to favorable profit share revenue adjustments of $2.7 million for the nine months ended September 30, 2011 as compared to an adverse adjustment of $0.8 million for the same period in 2010, partially offset by decreased net premiums earned of $1.8 million and lower investment income of $0.3 million.

Our Standard Commercial Segment reported a pre-tax loss of $0.9 million for the nine months ended September 30, 2011 as compared to pre-tax loss of $3.0 million for the same period of 2010. This decrease in pre-tax loss was the result of lower loss and LAE expenses of $0.3 million, primarily as a result of lower current accident year loss trends. Further contributing to the decrease in pre-tax loss were lower operating expenses of $0.4 million, primarily due to lower production related expenses, and the increased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 81.9% for the nine months ended September 30, 2011 as compared to 79.6% for the same period in 2010. The increase in the net loss ratio was primarily the result of a reinsurance recovery on a large property loss during 2010.The gross loss ratio before reinsurance for the nine months ended September 30, 2011 was 81.0% as compared to the 83.2% reported for the same period of 2010.  The lower gross loss ratio for the nine months ended September 30, 2011 were mostly due to lower current accident year loss trends. During the nine months ended September 30, 2011 the Standard Commercial Segment reported favorable loss reserve development of $0.2 million, as compared to unfavorable development of $4.1 million for the same period during 2010.

Specialty Commercial Segment

The $104.4 million of total revenue for the Specialty Commercial Segment during the nine months ended September 30, 2011 was $6.9 million higher than the $97.5 million reported for the same period in 2010. This 7% increase in revenue was due to higher net premiums earned of $6.2 million due predominately to increased production in our E&S Commercial business unit and a new space risk program entered into during the first quarter of 2011 in which we can retain up to $2.0 million per risk for satellite launches. Further contributing to this increased revenue was higher net investment income of $0.6 million and a lower adverse profit sharing commission adjustment of $0.4 million for the nine months ended September 30, 2011 as compared to an adverse $0.6 million profit share commission adjustment for the same period the prior year, partially offset by lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $7.1 million for the first nine months of 2011 was $2.7 million lower than the $9.8 million reported for the same period in 2010.  The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $8.3 million. Further contributing to this decrease in pre-tax income for the first nine months of 2011 were (i) increased production related expenses of $1.1 million, (ii) higher salary and related expense of $0.4 million, and (iii) increased other expenses of $0.2 million, primarily comprised of professional services. Partially offsetting the decrease in pre-tax income was the increased revenue discussed above and lower amortization of intangible assets of $0.4 million.

The Specialty Commercial Segment reported a net loss ratio of 67.6% for the nine months ended September 30, 2011 as compared to 63.2% for the same period during 2010.  The higher net loss ratio was impacted by higher current accident year loss trends predominately in our commercial auto lines of business which were partially offset by favorable current year loss trends in general aviation. The Specialty Commercial Segment reported $1.1 million of unfavorable prior year development for the nine months ended September 30, 2011 as compared to $1.7 million of unfavorable development for the same period during 2010.

Personal Segment

Net premiums written for our Personal Segment increased $1.6 million during the first nine months of 2011 to $76.4 million compared to $74.8 million for the first nine months of 2010.  The increase in premium written was due mostly to the recent acquisition of HNIC partially offset by a reduction in premium written in Florida.

Total revenue for the Personal Segment increased 7% to $76.6 million for the first nine months of 2011 from $71.4 million for the first nine months of 2010.  Higher earned premium of $5.0 million was the primary reason for the increase in revenue for the period.  Increased net investment income of $0.2 million further contributed to the increase in revenue during the first nine months of 2011.

Pre-tax loss for the Personal Segment was $22.3 million for the nine months ended September 30, 2011 as compared to pre-tax income of $4.5 million for the same period of 2010.  Increased revenue was offset by increased losses and LAE of $27.4 million, increased operating expenses of $4.2 million due mostly to increased production, professional service fees and salary and related expense, and increased amortization of intangible assets of $0.4 million related to the acquisition of HNIC.

The Personal Segment reported a net loss ratio of 108.1% for the nine months ended September 30, 2011 as compared to 74.4% for the same period of 2010.  The increase in the net loss ratio was primarily due to higher current accident year loss trends and claims developing much worse than anticipated due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 279.1% for the nine months ended September 30, 2011, which equates to approximately 26.4% of the net loss ratio reported as of September 30, 2011.   During late 2010 and into 2011, a number of actions have been taken to address the issues in Florida. We have increased prices, changed policy renewal terms, suspended new business production, significantly increased our personal lines claims department capabilities and made other increases in our claims staffing, including hiring experienced claims personnel in Florida. We expect that these actions will in time adjust our book of business back to profitable levels. The loss and LAE during the nine months ended September 30, 2011 includes $17.2 million of adverse prior year development as compared to $1.2 million of adverse prior year development for the same period during 2010.  The Personal Segment reported a net expense ratio of 26.8% for the nine months ended September 30, 2011 as compared to 21.7% for the same period of 2010.  The increase in the expense ratio is due predominately to increased production expenses related to the renewal and appointment of agents from our recent acquisition of HNIC, professional service fees and salary and related expense.

Corporate

Total revenue for Corporate decreased by $1.6 million for the nine months ended September 30, 2011 as compared to the same period the prior year.  This decrease in total revenue was due primarily to gains of $3.2 million recognized on our investment portfolio for the nine months ended September 30, 2011 as compared to $5.8 million of gains recognized during the same period in 2010.  This decrease in revenue was partially offset by higher net investment income of $0.8 million and a bargain purchase gain recorded on the acquisition of TBIC Holding of $0.1 million reported in other income during the third quarter of 2011.

Corporate pre-tax loss was $4.0 million for the nine months ended September 30, 2011 as compared to a $2.3 million pre-tax loss for the same period the prior year.  The increase in pre-tax loss was the result of the decreased revenue discussed above and higher operating expenses of $0.2 million due mostly to higher salary and other related expenses of $0.5 million and higher professional fees of $0.4 million partially offset by a $0.7 million adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities.  Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees.  As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations.  As of September 30, 2011, Hallmark had $7.5 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $4.8 million as of September 30, 2011.  As of that date, our insurance subsidiaries held $37.2 million of cash and cash equivalents, as well as $403.2 million in debt securities with an average modified duration of 2.9 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, both domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2011, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $16.3 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2011 or the 2010 fiscal year.

Comparison of September 30, 2011 to December 31, 2010

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2011 were $493.9 million compared to $493.0 million at December 31, 2010.

Comparison of Nine months Ended September 30, 2011 and September 30, 2010

Net cash provided by our consolidated operating activities was $15.0 million for the first nine months of 2011 compared to net cash provided by operating activities of $28.9 million for the first nine months of 2010.  The decrease in operating cash flow was primarily due to increased claim payments in our Personal Segment and weather related claim payments in our Standard Commercial business unit during the first nine months of 2011, partially offset by higher premiums collected and a decrease in federal income tax payments due to the pre-tax loss reported during the first nine months of 2011.

Net cash used in investing activities during the first nine months of 2011was $19.2 million as compared to $59.1 million for the first nine months of 2010.  During the first nine months of 2011 maturities, sales and redemptions of investment securities increased $129.9 million and transfers to restricted cash decreased $1.6 million, partially offset by (i) a $77.7 million increase in purchases of debt and equity securities, (ii) a $0.6 million increase in purchases of property and equipment, and (iii) a $14.0 million payment for the acquisition of HNIC during the first quarter 2011 partially offset by $0.7 million in net cash received in connection with the acquisition of TBIC Holdings during the third quarter 2011.

Cash used in financing activities during the first nine months of 2011 was $6.9 million of which $6.4 million related to the repurchase of the Company’s common stock during the second quarter of 2011.  In addition the Company borrowed $1.3 million under its revolving credit agreement and paid off a $1.7 million note payable as part of the acquisition of TBIC Holdings.

Credit Facilities

 Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of September 30, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of September 30, 2011, we had $4.1 million outstanding under this facility.

Trust Preferred Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2011, the balance of our Trust II subordinated debt was $25.8 million.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended September 30, 2011:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

July 1- 31, 2011	191,371	$7.78	1,625,712	2,374,288
August 1-31, 2011	-	$-	1,625,712	2,374,288
September 1-30, 2011	-	$-	1,625,712	2,374,288

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Description

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

+
Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and (iv) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: November 9, 2011	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: November 9, 2011	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President