Form 10-K
period 2011-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2012-03-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $88,481,757

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,263,457 shares of common stock, $.18 par value per share, outstanding as of March 14, 2012.

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

PART I

Item 1. Business.

Who We Are

We are a diversified property/casualty insurance group that serves businesses and individuals in specialty and niche markets. We offer standard commercial insurance, specialty commercial insurance and personal insurance in selected market subcategories that are characteristically low-severity and predominately short-tailed risks. We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our six insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products primarily through six business units, each of which has a specific focus. Our Standard Commercial business unit primarily handles standard commercial insurance, our Workers Comp business unit specializes in small and middle market workers compensation business, our E&S Commercial business unit concentrates on excess and surplus lines commercial insurance, our General Aviation business unit specializes in general aviation insurance, our Excess & Umbrella business unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and our Personal Lines business unit focuses on non-standard personal automobile insurance and complementary personal insurance products and services. The subsidiaries comprising our Workers Comp business unit were acquired July 1, 2011.

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

We expect future growth to be derived from organic growth in the premium production of our existing business units and selected opportunistic acquisitions that meet our criteria. For the year ended December 31, 2011, approximately 88% of the total premium we produced was retained by our insurance company subsidiaries, while the remaining 12% was ceded to unaffiliated insurers.

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

Our Standard Commercial business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial business unit currently markets its products through a network of 322 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas and Hawaii.

Our Workers Comp business unit, which was acquired July 1, 2011, offers small and middle market workers compensation insurance products. Our Workers Comp business unit currently markets its products through a network of 192 independent agents in Texas.

Our E&S Commercial business unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our E&S Commercial business unit focuses on small to midsize commercial businesses and healthcare professionals that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our E&S Commercial business unit primarily writes commercial automobile, general liability, commercial property and excess casualty. In addition, our E&S Commercial business unit markets medical professional liability insurance on an excess and surplus lines basis. Our E&S Commercial business unit markets its products in 41 states through 19 wholesale brokers and 66 general agency offices, as well as 230 independent retail agents in Texas and Oregon.

Our General Aviation business unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports. The aircraft liability and hull insurance products underwritten by our General Aviation business unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our General Aviation business unit markets these general aviation insurance products through 202 independent specialty brokers in 47 states.

Our Excess & Umbrella business unit offers small and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Excess & Umbrella business unit markets its products through 114 wholesale brokers in 49 states.

Our Personal Lines business unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Personal Lines business unit also provides personal insurance products complementary to non-standard personal automobile insurance such as low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto coverage. Our Personal Lines business unit markets these policies through 8,764 independent retail agents in 33 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). We acquired HNIC from State Auto Financial Corporation on December 31, 2010. We acquired TBIC on July 1, 2011. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 33% of the net premiums written by any of them, HIC retains 28% of the net premiums written by any of them, HSIC retains 28% of the net premiums written by any of them and HNIC retains 11% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

Our six business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment consists of the Standard Commercial business unit and the Workers Comp business unit. The Specialty Commercial Segment includes our E&S Commercial business unit, General Aviation business unit and Excess & Umbrella business unit, as well as certain Specialty Programs which are managed at the parent level. The Personal Segment presently consists solely of our Personal Lines business unit. The following table displays the gross premiums produced by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2011, 2010 and 2009, as well as the gross premiums written and net premiums written by our insurance subsidiaries for these reportable segments for the same periods.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Gross Premiums Produced (1):
Standard Commercial Segment (2)	$69,420	$67,844	$72,512
Specialty Commercial Segment	178,733	151,721	144,230
Personal Segment	96,226	95,292	71,708
Total	$344,379	$314,857	$288,450

Gross Premiums Written:
Standard Commercial Segment (2)	$69,420	$67,832	$72,512
Specialty Commercial Segment	185,020	157,849	143,338
Personal Segment	100,441	95,292	71,708
Total	$354,881	$320,973	$287,558

Net Premiums Written:
Standard Commercial Segment (2)	$63,944	$63,572	$68,082
Specialty Commercial Segment	144,277	122,973	121,950
Personal Segment	95,655	95,096	71,708
Total	$303,876	$281,641	$261,740

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

(2) The Workers Comp business unit included in the Standard Commercial Segment was acquired effective July 1, 2011.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our business units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our business units and the business units included in each reportable segment as of December 31, 2011.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial business unit and our Workers Comp business unit. During 2011, our Standard Commercial business unit accounted for approximately 96% and our Workers Comp business unit accounted for the remaining 4% of the aggregate premiums produced by the Standard Commercial Segment.

Standard Commercial business unit. Our Standard Commercial business unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas and Hawaii. The subsidiaries comprising our Standard Commercial business unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial business unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. Products offered by our Standard Commercial business unit include the following:

•	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.

•	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

•	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

•	Business owner’s. Business owner’s insurance provides a package of coverage designed for small to midsize businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial automobile.

Our Standard Commercial business unit markets its property/casualty insurance products through 322 independent agencies operating in its target markets. Our Standard Commercial business unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial business unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial Segment has historically maintained excellent relationships with its producing agents, as evidenced by the 26 year average tenure of the 13 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2011. During 2011, the top ten agency groups produced approximately 44%, and no individual agency group produced more than 9%, of the total premium volume of our Standard Commercial business unit.

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

Workers Comp business unit. Our Workers Comp business unit markets, underwrites and services workers compensation insurance in Texas. The subsidiaries comprising our Workers Comp business unit include TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provides risk management services to customers of TBIC. The subsidiaries comprising the Workers Comp business unit were acquired July 1, 2011.

Our Workers Comp business unit markets its products through approximately 192 independent agencies operating in Texas. During 2011, the top ten agency groups produced approximately 42%, and no individual agency group produced more than 7%, of the total premium volume of our Workers Comp business unit.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our E&S Commercial business unit, our General Aviation business unit and our Excess & Umbrella business unit, as well as certain Specialty Programs which are managed at the parent level. During 2011, our E&S Commercial business unit accounted for approximately 69% of the aggregate premiums produced by the Specialty Commercial Segment, with our Excess & Umbrella business unit, General Aviation business unit and Specialty Programs accounting for 19%, 11% and 1%, respectively.

E&S Commercial business unit. Our E&S Commercial business unit markets, underwrites, finances and services commercial lines insurance in 41 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. In addition, our E&S Commercial business unit markets medical professional liability insurance on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. The subsidiaries comprising our E&S Commercial business unit include TGA, which is a regional managing general underwriter, TGASRI which is a Texas managing general agency, and PAAC, which provides premium financing for policies marketed by TGA and certain unaffiliated general and retail agents. TGA accounts for approximately 98% of the premium volume financed by PAAC.

Our E&S Commercial business unit focuses on small to midsize commercial businesses and healthcare professionals that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2011, commercial automobile, general liability and medical professional liability approximated 71%, 17% and 5%, respectively, of the premiums produced by our E&S Commercial business unit. Target risks for commercial automobile insurance are small to midsize business auto fleets and trucking for hire, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000. Target risks for medical professional liability insurance are medical entities and healthcare professionals, including physicians, surgeons and podiatrists. The commercial insurance products offered by our E&S Commercial business unit include the following:

•	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, theft and business interruption losses caused by fire, wind, hail, water damage, vandalism and other insured perils. Windstorm, hurricane and hail are generally excluded in coastal areas.

•	Medical professional liability. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities.

•	Commercial excess liability risks. Liability insurance designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of commercial automobile, general liability and employers liability insurance. The excess insurance does not begin until the limits of liability in the primary layer have been exhausted. The excess layer provides not only higher limits, but catastrophic protection from large losses.

•	Commercial umbrella risks. Liability insurance protecting businesses for bodily injury, personal and advertising injury, or property damage claims in excess of the limits of their primary commercial automobile, general liability and employers liability policies, and for some claims excluded by their primary policies (subject to a deductible). Umbrella liability provides not only higher limits, but catastrophic protection for large losses.

Our E&S Commercial business unit produces business in 41 states through 19 wholesale brokers and a network of 66 general agency offices, as well as 230 independent retail agents in Texas and Oregon. Our E&S Commercial business unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2011, general agents produced 82%, retail agents produced 13% and wholesale brokers produced 5% of total premiums produced by our E&S Commercial business unit. During 2011, the top ten general agents produced approximately 41%, and no general agent produced more than 11%, of the total premium volume of our E&S Commercial business unit. During the same period, the top ten retail agents produced approximately 7%, and no retail agent produced more than 2%, of the total premium volume of our E&S Commercial business unit.

Through 2008, all business of our E&S Commercial business unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), which granted our E&S Commercial business unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims. We assumed 70% of the risk under this arrangement in 2008. In 2009, our E&S Commercial business unit wrote a portion of its policies under a fronting arrangement with Republic pursuant to which we assumed 100% of the risk. Commission revenue was generated under the fronting agreement on the portion of premiums not assumed by AHIC. An additional commission may be earned if certain loss ratio targets are met. Additional revenue was generated from fully earned policy fees and installment billing fees charged on legacy personal lines products. Since 2010, in states where we were not yet licensed to offer a non-admitted product, we utilized a fronting arrangement with a third party pursuant to which we assumed all of the risk and then retroceded a portion of the risk to third party reinsurers.

The majority of the commercial policies written by our E&S Commercial business unit are for a term of 12 months. Exceptions include certain commercial automobile policies that are written for a term that coincides with the annual harvest of crops and special event general liability policies that are written for the term of the event, which is generally one to two days. Commercial lines policies are paid in full up front or financed with various premium finance companies, including PAAC.

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

Our General Aviation business unit generates its business through 202 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our General Aviation business unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2011, the top ten independent specialty brokers produced approximately 32%, and no broker produced more than 7% of the total premium volume of our General Aviation business unit.

Our General Aviation business unit independently develops, underwrites and prices each coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with approximately 86% of the aircraft written in 2011 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2011 was approximately $164,800. All general aviation policies produced by our General Aviation business unit are written through our insurance company subsidiaries.

Excess & Umbrella business unit. Our Excess & Umbrella business unit markets, underwrites and services small and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis in 49 states.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the primary carrier’s limits of liability.  The principal focus of the Excess & Umbrella business unit is transportation, specifically trucking for hire, specialty automobile and non-fleet automobile coverage.  The Excess & Umbrella business unit also provides umbrella and excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service.

The majority of insurance policies written by our Excess & Umbrella business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies.  Policy premiums are due in full 30 days from the inception date of the policy.

Our Excess & Umbrella business unit markets its products through 114 wholesale brokers covering in 49 states.  During 2011, the top ten wholesale brokers accounted for 59% of our Excess & Umbrella business unit premium volume, with no single wholesale broker accounting for more than 17%.  During 2011, commercial excess liability risks accounted for 99% of the premiums produced by our Excess & Umbrella business unit, with the remaining 1% coming from commercial umbrella risks.  The commercial insurance products offered by our Excess & Umbrella business unit include the following:

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

Specialty Programs. Our Specialty Programs consist of fronting and agency arrangements which are managed at the parent level. The Specialty Programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company and a new global space risk syndicate entered into during the first quarter of 2011 through an underwriting agency with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

Personal Segment / Personal Lines Business Unit

The Personal Segment of our business presently consists solely of our Personal Lines business unit. Our Personal Lines business unit markets and services non-standard personal automobile policies and low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto coverages in 33 states. We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Personal Lines business unit include the following:

•	Personal automobile. Personal automobile insurance is the primary product offered by our Personal Lines business unit. Our policies typically provide coverage to individuals for bodily injury and property damage at the minimum limits required by law, and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.

•	Low value dwelling/homeowners. Low value dwelling/homeowners insurance provides coverage against insured’s property being destroyed or damaged by various perils and coverage for liability exposure of the insured.

•	Renters. Renters insurance provides coverage for the contents of a renter’s home or apartment and for liability. Renter’s policies are similar to homeowners insurance, except they do not cover the structure.

•	Manufactured homes. Manufactured home insurance covers mobile home owners against various perils and may include the liability exposure of the insured.

•	Motorcycle. Motorcycle insurance provides coverage similar to the personal automobile products. A motorcycle policy is generally utilized for vehicles that do not qualify for a personal automobile policy because they have fewer than four wheels. Passenger liability may be included or excluded depending on customer choice or regulatory requirements.

•	Business auto. Business auto insurance provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. The business auto coverage is offered by the Personal Lines business unit as an alternative to a personal automobile policy rated with business use for one or more vehicles included on the policy.

Our Personal Lines business unit markets its products through 8,764 independent agents operating in its target geographic markets. Non-standard automobile represented 81% of the premiums produced during 2011. Our Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2011, the top ten independent agency groups produced approximately 16%, and no individual agency group produced more than 7%, of the total premium volume of our Personal Lines business unit.

During 2011, personal automobile liability coverage accounted for approximately 85% and personal automobile physical damage coverage accounted for the remaining 15% of the total non-standard automobile premiums produced by our Personal Lines business unit. Our most common policy term is a six month policy. We do offer additional policy terms of one-, two-, three and twelve-month policies in certain markets. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Our Personal Lines business unit markets its products in 33 states directly for HIC, AHIC and HNIC. In Texas, our Personal Lines business unit markets its policies both through reinsurance arrangements with unaffiliated companies and directly for HIC, AHIC, and HCM. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”) pursuant to which American Hallmark General Agency, Inc. holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. HIC reinsures 100% of the OACM policies produced by American Hallmark General Agency, Inc. under these reinsurance arrangements. During the third quarter of 2009, HCM began fronting business previously written through OACM.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•	Specialized market knowledge and underwriting expertise. All of our business units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Personal Lines business unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our Standard Commercial business unit and Workers Comp business unit have significant underwriting experience in their target markets for standard commercial property/casualty insurance products. In addition, our E&S Commercial business unit, General Aviation business unit, and Excess & Umbrella business unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

•	Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.

•	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions at the business unit level allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the independent agents who sell our policies. We also believe our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.

•	Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our business units have strong management teams, with an average of more than 20 years of insurance industry experience for the heads of our business units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

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

Except for the products of our General Aviation business unit and our Excess & Umbrella business unit, the distribution of property/casualty insurance products by our business segments is geographically concentrated. For the twelve months ended December 31, 2011, five states accounted for approximately 61% of the gross premiums retained by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2011.

	Direct and Assumed Premiums Written
	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
	(dollars in thousands)

Texas	$26,241	$110,348	$20,566	$157,155	44.3%
Oregon	14,957	866	1,704	17,527	5.0%
Louisiana	-	15,521	543	16,064	4.5%
New Mexico	8,491	795	6,066	15,352	4.3%
Georgia	-	2,105	8,551	10,656	3.0%
All other states	19,731	55,385	63,011	138,127	38.9%

Total gross premiums written	$69,420	$185,020	$100,441	$354,881
Percent of total	19.6%	52.1%	28.3%	100.0%

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

	Year Ended December 31,
	2011	2010	2009
Gross premiums written	$354,881	$320,973	$287,558

Statutory loss & LAE ratio	82.8%	75.0%	63.6%
Statutory expense ratio	32.8%	33.3%	32.2%
Statutory combined ratio	115.6%	108.3%	95.8%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2011, 2010 and 2009, our consolidated premium-to-surplus ratios were 176%, 154% and 150%, respectively.

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

Each of our business units maintains its own dedicated staff of specialized claims personnel to manage and administer claims arising under policies produced through their respective operations. The claims process is managed through a combination of experienced claims managers, seasoned claims supervisors, trained staff adjusters and independent adjustment or appraisal services, when appropriate. All adjusters are licensed in those jurisdictions for which they handle claims that require licensing. Limits on settlement authority are established for each claims supervisor and staff adjuster based on their level of experience. Certain independent adjusters have limited authority to settle claims. Claim exposures are periodically and systematically reviewed by claim supervisors and managers as a method of quality and loss control. Large loss exposures are reviewed at least quarterly with senior management of the business unit and monitored by Hallmark senior management.

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2011, our business units had a total of 85 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2011, 2010 and 2009, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2011, 2010 and 2009.

	As of and for Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$213,723	$176,250	$150,025

Acquisition of subsidiaries effective July 1	8,816	-	-

Provision for losses and LAE for claims occurring in the current period	222,869	193,354	151,999

Increase in reserve for unpaid losses and LAE for claims occurring in prior periods	16,366	9,190	1,620

Payments for losses and LAE, net of reinsurance:
Current period	(101,025)	(91,424)	(62,584)
Prior periods	(105,848)	(73,647)	(64,810)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	254,901	213,723	176,250

Reinsurance recoverable on unpaid losses and LAE at December 31	42,044	37,954	8,412

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$296,945	$251,677	$184,662

The $16.4 million, $9.2 million and $1.6 million unfavorable development in prior accident years recognized in 2011, 2010 and 2009, respectively, represent normal changes in our loss reserve estimates. The aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $16.4 million increase in reserves for unpaid losses and LAE recognized in 2011 was attributable to $15.0 million unfavorable development on claims incurred in the 2010 accident year, $3.6 million unfavorable development on claims incurred in the 2009 accident year and $2.2 million favorable development on claims incurred in the 2008 and prior accident years. Our Personal Lines business unit and E&S Commercial business unit accounted for $19.6 million and $3.7 million, respectively, of the increase in reserves recognized during 2011. The $19.6 million increase in reserves during 2011 for our Personal Lines business unit includes $10.3 million which was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida, the complexity related to Florida personal injury protection coverage claims and the high incidence of fraudulent claims in that market. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to rapid geographic expansion. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto and physical damage and general liability lines of business. These unfavorable developments were partially offset by favorable prior years’ loss development of $6.1 million in our General Aviation business unit related to our liability lines of business and $0.8 million in our Standard Commercial business unit primarily related to our commercial property lines of business.

For the purpose of estimating the reserves for unpaid losses and LAE for the year ended December 31, 2011, past experience was adjusted for the rapid emergence of additional Florida claims development.  While we believe the reserves for unpaid losses and LAE are adequate, given our limited historical experience within the state, there is a reasonable possibility that this recent claims experience could be an indication of an unfavorable trend that may require additional reserves for unpaid losses and LAE.  We have estimated the increase in reserves attributable to recent Florida claim experience to be $10.3 million for the year ended December 31, 2011, based on an estimated range of possible adverse development of $9.5 million to $11.0 million.

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

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2001 through 2011. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/ (Deficiency) (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

As of and for Year Ended December 31

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(dollars in thousands)
A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$7,919	$8,411	$21,197	$17,700	$25,997	$72,801	$120,849	$150,025	$176,250	$213,723	$254,901

B. Net reserve re-estimated as of:
One year later	8,096	8,875	20,003	15,300	24,820	66,387	119,034	151,645	185,440	230,089
Two years later	8,620	8,881	19,065	15,473	24,903	68,490	118,646	155,155	183,689
Three years later	8,856	8,508	19,698	13,962	23,144	68,809	120,444	154,738
Four years later	8,860	8,446	18,551	14,166	23,455	69,847	119,771
Five years later	8,855	8,478	18,769	13,163	24,425	71,879
Six years later	8,884	8,461	17,784	17,857	25,403
Seven years later	8,669	7,949	18,521	17,597
Eight years later	8,855	7,950	18,297
Nine years later	8,855	7,947
Ten years later	8,855

C. Net cumulative redundancy (deficiency)	(936)	464	2,900	103	594	922	1,078	(4,713)	(7,439)	(16,366)

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	5,691	5,845	12,217	8,073	16,721	30,061	50,458	64,810	73,647	105,848
Two years later	7,905	7,663	15,814	12,004	22,990	46,860	78,314	95,385	121,222
Three years later	8,603	8,228	18,162	13,113	24,562	58,322	93,286	120,133
Four years later	8,798	8,374	17,997	13,750	9,014	65,084	105,251
Five years later	8,821	8,417	18,415	13,102	28,833	71,082
Six years later	8,853	8,439	17,735	17,498	30,367
Seven years later	8,869	7,949	18,083	17,557
Eight years later	8,855	7,950	18,120
Nine years later	8,855	7,947
Ten years later	8,855

Net reserve-December 31	7,919	8,411	21,197	17,700	25,997	72,801	120,849	150,025	176,250	213,723	254,901
Reinsurance recoverables	12,170	9,256	7,259	1,948	324	4,763	4,489	6,338	8,412	37,954	42,044
Gross reserve-December 31	20,089	17,667	28,456	19,648	26,321	77,564	125,338	156,363	184,662	251,677	296,945

Net re-estimated reserve	8,855	7,947	18,297	17,597	25,403	71,879	119,771	154,738	183,689	230,089
Re-estimated reinsurance recoverable	12,326	10,439	4,990	1,621	1,779	7,281	8,728	9,365	7,693	41,523
Gross re-estimated reserve	21,181	18,386	23,287	19,218	27,182	79,160	128,499	164,103	191,382	271,612

Gross cumulative redundancy (deficiency)	$(1,092)	$(719)	$5,169	$430	$(861)	$(1,596)	$(3,161)	$(7,740)	$(6,720)	$(19,935)

Reinsurance

We reinsure a portion of the risk we underwrite in order to control our exposure to losses and to protect our capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Our reinsurance facilities are subject to annual renewal. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2011 is with reinsurers that have an A.M. Best rating of “A-” or better.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years.

	Year Ended December 31,
	2011	2010	2009

Gross premiums written	$354,881	$320,973	$287,558
Ceded premiums written	(51,005)	(39,332)	(25,818)
Net premiums written	$303,876	$281,641	$261,740

Gross premiums earned	$350,080	$314,743	$269,474
Ceded premiums earned	(57,039)	(36,472)	(18,402)
Net premiums earned	$293,041	$278,271	$251,072

Reinsurance recoveries	$32,941	$22,172	$8,975

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss in excess of our $6.0 million retention up to $34.0 million for each catastrophic occurrence, subject to an aggregate limit of $68.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Comp. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Comp business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Standard Commercial. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. We purchase proportional reinsurance on our medical professional liability risks where we retain 40% of each risk and cede the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of the acquisition of HNIC by HIC, HNIC entered into reinsurance contracts with an affiliate of the seller, State Auto Property & Casualty Insurance Company (“SAPCI”), pursuant to which SAPCI handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing and a portion of the liabilities during a transition period of up to six months following the closing.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2011, we had total invested assets of $424.6 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2011 would decrease by approximately $11.1 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2011 and 2010.

	As of December 31, 2011			As of December 31, 2010
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$93,922	24.7%	4.9%	$85,577	22.0%	6.1%
Collateralized corporate bank loans	92,893	24.4%	4.9%	108,313	27.9%	5.0%
Municipal bonds	178,341	46.9%	5.5%	153,913	39.6%	7.9%
US Treasury securities and obligations of U.S. Government	11,176	2.9%	0.4%	39,803	10.3%	1.0%
Mortgage backed	4,137	1.1%	3.9%	793	0.2%	5.0%

Total	$380,469	100.0%	5.1%	$388,399	100.0%	6.0%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was BBB at December 31, 2011. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2011 and 2010:

	As of	As of
	December 31, 2011	December 31, 2010
Rating:
"AAA"	1.3%	11.5%
"AA"	14.1%	13.8%
"A"	21.2%	18.0%
"BBB"	39.0%	31.5%
"BB"	18.4%	19.6%
"B"	3.3%	3.3%
"CCC"	0.5%	0.0%
"NR"	2.2%	2.3%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$44,188	11.6%	$34,778	9.0%
One to five years	162,921	42.8%	201,829	52.0%
Five to ten years	117,602	30.9%	111,519	28.7%
More than ten years	51,621	13.6%	39,480	10.1%
Mortgage-backed	4,137	1.1%	793	0.2%
Total	$380,469	100.0%	$388,399	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2011, 10% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. The following table details the net unrealized gain (loss) balance by invested asset category as of December 31, 2011.

Net Unrealized
Gain (Loss) Balance
Category	(in thousands)

Corporate bonds	$650
Collateralized corporate bank loans	(1,745)
Municipal bonds	909
Equity securities	13,694
U.S. Treasury securities and obligations of
U.S. Government	24
Mortgage-backed	53
$13,585

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. A.M. Best has pooled its ratings of our AHIC, HIC, HSIC and HNIC subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by the four insurance company subsidiaries. A.M. Best has also assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC. An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,244 property/casualty insurance companies and 2,029 property/casualty insurance groups operating in North America as of July 19, 2011. Our Standard Commercial business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual, Travelers, Cincinnati Financial Corporation and The Hartford, as well as numerous smaller regional companies. The primary competition for our Workers Comp business unit includes such carriers as Texas Mutual Insurance Company, Service Lloyds Insurance Company, Employers Insurance Company, The Hartford and FirstComp Insurance Company. The primary competition for our E&S Commercial business unit includes such carriers as Scottsdale Insurance Company, Markel Insurance Company, First Mercury Insurance Company, Travelers, Atlantic Casualty Insurance Company, Dallas National Insurance Company, Progressive, Torus, Canal Insurance Company and Gramercy Insurance Company. Our General Aviation business unit considers its primary competitors to be Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, Meadowbrook Insurance Company, Global Aerospace and Allianz Aviation Managers. The primary competition for our Excess & Umbrella business unit includes such carriers as Lexington Insurance Company, First Mercury Insurance Company, Axis Insurance Company, Gemini Insurance Company and, to a lesser extent, a number of national standard lines carriers such as Travelers and Liberty Mutual. Although our Personal Lines business unit competes with large national insurers such as Allstate, GEICO and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

AHIC, HCM and TBIC are domiciled in Texas, HIC is domiciled in Arizona, HSIC is domiciled in Oklahoma and HNIC is domiciled in Ohio. Therefore, our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance, the Oklahoma Insurance Department and the Ohio Department of Insurance, as well as the applicable insurance department of each state in which we issue policies. Our insurance company subsidiaries are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the insurance departments of their respective states of domicile and the applicable insurance department of each state in which they write business. The financial conditions of our insurance company subsidiaries, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance company’s domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Arizona Department of Insurance, HIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net investment income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. HNIC, domiciled in Ohio, may only pay dividends out of that part of its available surplus funds that is derived from earned surplus to shareholders. Without prior written approval from the Ohio Department of Insurance, HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31. As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2011, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2011, we employed 382 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

Available Information

The Company’s executive offices are located at 777 Main Street, Suite 1000 Fort Worth, Texas 76102. The Company’s mailing address is 777 Main Street, Suite 1000 Fort Worth, Texas 76102. Its telephone number is (817) 348-1600. The Company’s website address is www.hallmarkgrp.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the U.S. Securities and Exchange Commission (the” SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2011 unpaid losses and LAE would have produced a $3.0 million change to pretax earnings. Our gross loss and LAE reserves totaled $296.9 million at December 31, 2011. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $254.9 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 33% of the net premiums written by any of them, HIC retains 28% of the net premiums written by any of them, HSIC retains 28% of the net premiums written by any of them and HNIC retains 11% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned HCM a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-“. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

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

Our success will depend in part upon the continued service of certain key executives. Our success will also depend on our ability to attract and retain additional executives and personnel. We do not have employment agreements with our Chief Executive Officer or any of our other executive officers. The loss of key personnel, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and could prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.

Our industry is very competitive, which may unfavorably impact our results of operations.

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,244 property/casualty insurance companies and 2,029 property/casualty insurance groups operating in North America as of July 19, 2011. Our Standard Commercial business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual, Travelers, Cincinnati Financial Corporation and The Hartford, as well as numerous smaller regional companies. The primary competition for our Workers Comp business unit includes such carriers as Texas Mutual Insurance Company, Service Lloyds Insurance Company, Employers Insurance Company, The Hartford and FirstComp Insurance Company. The primary competition for our E&S Commercial business unit includes such carriers as Scottsdale Insurance Company, Markel Insurance Company, First Mercury Insurance Company, Travelers, Atlantic Casualty Insurance Company, Dallas National Insurance Company, Progressive, Torus, Canal Insurance Company and Gramercy Insurance Company. Our General Aviation business unit considers its primary competitors to be Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, Meadowbrook Insurance Company, Global Aerospace and Allianz Aviation Managers. The primary competition for our Excess & Umbrella business unit includes such carriers as Lexington Insurance Company, First Mercury Insurance Company, Axis Insurance Company, Gemini Insurance Company and, to a lesser extent, a number of national standard lines carriers such as Travelers and Liberty Mutual. Although our Personal Lines business unit competes with large national insurers such as Allstate, GEICO and Progressive, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2011, we had a total of $62.2 million due us from reinsurers, including $42.7 million of recoverables from losses and $19.5 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2011 was $8.3 million reinsurance and premium recoverable from SAPCI arising in connection with the acquisition of HNIC on December 31, 2010. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2012 by our insurance company subsidiaries is $15.0 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2011, 90% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 18% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2011 was $380.5 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $11.1 million as of December 31, 2011. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 76% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. Hallmark has no exposure in its investment portfolio to sub-prime mortgages and $4.1 million total exposure in mortgage-backed securities. Future changes in the fair value of our available-for-sale securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows.

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

Our internal controls are not fail-safe.

We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that every instance of error or fraud has been or will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts or by collusion of two or more persons. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Internal controls may also become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our internal controls and procedures are designed to provide reasonable, not absolute, assurance that the control objectives are met.

Our geographic concentration ties our performance to the business, economic and regulatory conditions of certain states.

The following states accounted for 61% of our gross written premiums for 2011: Texas (44%), Oregon (5%), Louisiana (5%), New Mexico (4%) and Georgia (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Cybersecurity risks in particular are evolving and include malicious software, unauthorized access to data and other electronic security breaches. We have not experienced cybersecurity attacks in the past and believe that we have adopted appropriate measures to mitigate potential risks to our information technology systems. However, the timing, nature and scope of cybersecurity attacks are difficult to predict and prevent. Therefore, we could be subject to operational delays, compromised confidential or proprietary information, destruction or corruption of data, manipulation or improper use of our systems and networks, financial losses from remedial actions and/or damage to our reputation from cybersecurity attacks. A cybersecurity attack on our information technology systems could disrupt our business and adversely affect our results of operations and financial position.

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

Our Workers Comp business unit is presently located at 11612 Bee Caves Road, Austin, Texas. The suite is located in a low-rise office building and contains 8,373 square feet of space of which 1,037 square feet is sub-leased. The gross rent is currently $16,292 per month pursuant to a lease which expires October 31, 2017.

Our E&S Commercial business unit is presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $30,488 per month pursuant to a lease that expires November 30, 2020. Our E&S Commercial business unit also maintains a small office in Chicago Illinois, the fixed rent on which is currently $7,867 per month under a lease that expires April 30, 2017.

Our General Aviation business unit and Excess & Umbrella business unit are located at 15280 Addison Road, Suites 250 and 260, Addison, Texas. The suites are located in a low-rise office building and contain an aggregate of 12,277 square feet of space. The rent is currently $14,834 per month pursuant to a lease that expires July 31, 2018. Our General Aviation business unit also maintains a branch office in Glendale, California. Rent on the 1,196 square foot suite is currently $2,452 per month pursuant to a lease which expires July 31, 2012. Our Excess & Umbrella business unit also maintains a branch office in an executive suite located at 515 South Flower Street, Suite 3622, Los Angeles, California. The monthly rent is $1,324 per month pursuant to a lease which expires May 31, 2012.

Our Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $28,330 per month pursuant to a lease that expires January 31, 2016. Our Personal Lines business unit also maintains a branch office in an executive suite located at 8785 SW 165th Avenue, Suite 200, Miami, Florida. The monthly rent is $1,200 per month pursuant to a lease which expires May 31, 2012.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past year we have been engaged in conversations with the Comptroller’s counsel and are waiting on presentment of the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2011 related to this matter.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2010.

Period	High Sale	Low Sale

Year Ended December 31, 2011:
First quarter	$9.25	$8.00
Second quarter	8.85	6.52
Third quarter	8.26	6.32
Fourth quarter	8.21	6.63

Year Ended December 31, 2010:
First quarter	$9.45	$7.36
Second quarter	11.98	8.86
Third quarter	11.05	8.00
Fourth quarter	9.64	8.40

Holders

As of March 1, 2012, there were 1,758 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC are limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31, without prior written approval from the Ohio Insurance Department. As a county mutual, dividends from HCM are payable to policyholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2011.

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,419,989	$9.66	564,178

Equity compensation plans not approved by security holders	-	-	-

Total	1,419,989	$9.66	564,178

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Insurance index, and the S&P Property & Casualty Insurance index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2006 through December 31, 2011.

Item 6. Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Gross premiums written	$354,881	$320,973	$287,558	$243,849	$249,472
Ceded premiums written	(51,005)	(39,332)	(25,818)	(8,922)	(10,661)
Net premiums written	303,876	281,641	261,740	234,927	238,811
Change in unearned premiums	(10,835)	(3,370)	(10,668)	1,393	(12,840)
Net premiums earned	293,041	278,271	251,072	236,320	225,971

Investment income, net of expenses	15,880	14,849	14,947	16,049	13,180
Realized gains (losses)	3,633	8,402	3,032	(11,261)	2,586
Finance charges	6,826	7,054	5,874	5,174	4,702
Commission and fees	3,175	(1,575)	12,011	22,280	28,054
Other income	216	59	103	128	673
Total revenues	322,771	307,060	287,039	268,690	275,166

Loss and loss adjustment expenses	239,235	202,544	153,619	144,244	132,918
Other operating costs and expenses	94,998	87,989	92,233	96,096	94,272
Interest expense	4,631	4,598	4,602	4,745	3,914
Amortization of intangible assets	3,586	3,665	3,328	2,481	2,293
Total expenses	342,450	298,796	253,782	247,566	233,397

Income before tax	(19,679)	8,264	33,257	21,124	41,769
Income tax expense (benefit)	(8,916)	825	8,630	8,175	13,906
Net income (loss)	(10,763)	7,439	24,627	12,949	27,863
Less: Net income attributable to non-controlling interest	58	105	52	50	-

Net income (loss) attributable to Hallmark Financial Services, Inc.	(10,821)	7,334	24,575	12,899	27,863

Net income (loss) per share attributable to
Hallmark Financial Services, Inc common stockholders:
Basic	$(0.55)	$0.36	$1.19	$0.62	$1.34
Diluted	$(0.55)	$0.36	$1.19	$0.62	$1.34

	As of December 31, 2011
Balance Sheet Items:	2011	2010	2009	2008	2007
Total investments	$424,628	$432,441	$327,677	$293,516	$265,525
Total assets	$746,913	$737,303	$628,869	$538,398	$606,982
Unpaid loss and loss adjustment expenses	$296,945	$251,677	$184,662	$156,363	$125,338
Unearned premiums	$146,104	$140,965	$125,089	$102,192	$102,998
Total liabilities	$529,502	$500,180	$401,228	$358,249	$427,361
Total stockholders' equity	$216,127	$235,763	$226,517	$179,412	$179,621

Book value per share	$11.22	$11.72	$11.26	$8.61	$8.65

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

Overview

Hallmark is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. We pursue our business activities primarily through subsidiaries whose operations are organized into business units and are supported by our insurance carrier subsidiaries.

Our insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit and the workers compensation insurance products handled by our Workers Comp business unit. Our Standard Commercial business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Comp business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries. The Workers Comp business unit was acquired July 1, 2011.

•	Specialty Commercial Segment. The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit and the commercial excess liability and umbrella products handled by our Excess & Umbrella business unit, as well as certain Specialty Programs which are managed at the parent level. Our E&S Commercial business unit is comprised of our TGA, PAAC and TGASRI subsidiaries. Our General Aviation business unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Excess & Umbrella business unit is compromised of our HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto insurance products and services handled by our Personal Lines business unit, that is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment.

•	Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•	Hallmark National Insurance Company was acquired on December 31, 2010. Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company control and management is maintained through our wholly owned subsidiary CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company was acquired July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 33% of the total net premiums written by any of them, HIC retains 28% of our total net premiums written by any of them, HSIC retains 28% of our total net premiums written by any of them and HNIC retains 11% of our total premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

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

Fair values of financial instruments. Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, ASC 820 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities.

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

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common stock and preferred stock.

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2011 and 2010, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Our consolidated balance sheet as of December 31, 2011 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Standard Commercial business unit - $2.1 million; E&S Commercial business unit - $19.9 million; General Aviation business unit - $9.7 million; Personal Lines business unit - $5.3 million; and Excess & Umbrella business unit - $7.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment during the fourth quarter of 2011 and determined that there was no impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by ASC 350, we compare the estimated fair value of each reporting unit with its carrying amount, including goodwill. Under ASC 350, fair value refers to the amount for which the entire reporting unit may be bought or sold.

The determination of fair value was based on an income approach utilizing discounted cash flows. The valuation methodology utilized is subject to key judgments and assumptions. Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in estimated fair value could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections include modest premium growth rates in 2012 which reflect the current competitive pricing environment. Beginning in 2013, our premium growth assumptions reflect a return to a more favorable pricing environment. The income projections also include loss and LAE assumptions which reflect recent historical trends and the movement towards a more favorable pricing environment beginning in 2013. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our business units were in excess of their respective carrying values, including goodwill, as a result of our last annual step one test for impairment during the fourth quarter 2011. However, a 5% decline in the fair value of our Standard Commercial business unit, a 5% decline in the fair value of our E&S Commercial business unit, a 7% decline in the fair value of our Personal Lines business unit, a 2% decline in the fair value of our General Aviation business unit, or a 17% decline in the fair value of our Excess & Umbrella business unit would have caused the carrying value of the respective business unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2011. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our business units in connection with our goodwill impairment testing. We believe the current market displacement caused by global financial market conditions, including the European sovereign credit crisis, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2011. Through December 31, 2011, there were no indicators of impairment.

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

Deferred income tax assets and liabilities. We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against our deferred tax assets to the extent that we do not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2011 reserves for unpaid losses and LAE would have produced a $3.0 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2011 was $258.7 million to $322.1 million. Our best estimate of unpaid losses and LAE as of December 31, 2011 is $296.9 million. Our carried reserve for unpaid losses and LAE as of December 31, 2011 is comprised of $164.6 million in case reserves and $132.3 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE, which is approximately $6.5 million higher than the midpoint or 92.2% of the high end of the actuarial range at December 31, 2011 as compared to $22.0 million above the midpoint or 96.4% of the high end of the actuarial range at December 31, 2010. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

The following table details the profit sharing commission revenue sensitivity of the Standard Commercial business unit to the actual ultimate loss ratio for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04

Provisional loss ratio	60.0%	59.0%	59.0%	64.2%

Estimated ultimate loss ratio recorded at December 31, 2011	63.5%	64.5%	62.3%	60.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2011	-	-	$(3,159)	$(3,790)

Effect of actual 5.0% below estimated loss ratio at December 31, 2011	$1,850	$3,055	$3,360	$3,790

The following table details the profit sharing commission revenue sensitivity of the E&S Commercial business unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/06	1/1/07	1/1/08

Provisional loss ratio	65.0%	65.0%	65.0%

Estimated ultimate loss ratio recorded at December 31, 2011	58.0%	62.4%	59.5%

Effect of actual 5.0% above estimated loss ratio at December 31, 2011	$(3,096)	$(1,240)	$(1,618)

Effect of actual 5.0% below estimated loss ratio at December 31, 2011	$2,492	$2,351	$1,618

The Workers Comp business unit earns a profit share commission on a quota share treaty effective July 1, 2001. The provisional loss ratio is 62.5% and we recorded an estimated ultimate loss ratio of 50.7% at December 31, 2011. The effect of a 5.0% movement in the loss ratio above or below the current estimated ultimate loss ratio would result in a $0.3 million adjustment to our pre-tax earnings.

Results of Operations

Comparison of Years ended December 31, 2011 and December 31, 2010

Management overview. During fiscal 2011, our total revenues were $322.8 million, representing an approximately 5% increase over the $307.1 million in total revenues for fiscal 2010. This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Lines and E&S Commercial business unit, a new space risk Specialty Program entered into during the first quarter of 2011 and the acquisition of our Workers Comp business unit during the third quarter of 2011.  Further contributing to the increased revenues were favorable profit sharing commission revenue adjustments and higher net investment income.  These increases in revenue were partially offset by lower earned premium in our Standard Commercial business unit due to continued competition and continued soft market conditions and lower recognized gains on our investment portfolio.

We reported a net loss attributable to Hallmark of $10.8 million for the year ended December 31, 2011, compared to net income of $7.3 million for the year ended December 31, 2010. On a diluted per share basis, net loss attributable to Hallmark was $0.55 per share for fiscal 2011 as compared to net income of $0.36 per share for fiscal 2010.

The increase in revenue for the year ended December 31, 2011 was offset by increased loss and LAE due primarily to higher current accident year loss estimates, as well as unfavorable prior year loss development of $16.4 million for the year ended December 31, 2011 as compared to $9.2 million of unfavorable prior year development for the year ended December 31, 2010.  Of the $16.4 million unfavorable development recognized for the year ended December 31, 2011, $10.3 million was a result of adverse prior year loss reserve development in our Personal Lines Segment in Florida. In addition, the results for the year ended December 31, 2011 include $10.3 million in current accident year net losses from weather related claims.  The adverse prior year development and the losses from the weather related claims contributed 9.1% to the 81.6% consolidated net loss ratio for the year ended December 31, 2011.  As a result of the pre-tax loss and an increase in the proportion of tax-exempt income relative to total pre-tax loss, the Company reported an income tax benefit of $8.9 million, or an effective income tax rate of 45.3%, for the year ended December 31, 2011, as compared to income tax expense of $0.8 million, or an effective rate of 10.0%, for the same period during 2010.

Segment information. The following is additional business segment information for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$69,420	$185,020	$100,441	$-	$354,881
Ceded premiums written	(5,476)	(40,743)	(4,786)	-	(51,005)
Net premiums written	63,944	144,277	95,655	-	303,876
Change in unearned premiums	642	(8,784)	(2,693)	-	(10,835)
Net premiums earned	64,586	135,493	92,962	-	293,041

Total revenues	72,830	142,838	101,351	5,752	322,771

Losses and loss adjustment expenses	50,940	87,265	101,030	-	239,235

Pre-tax income (loss), net of non-controlling interest	1,329	14,421	(29,606)	(5,881)	(19,737)

Net loss ratio (1)	78.9%	64.4%	108.7%		81.6%
Net expense ratio (1)	31.2%	29.8%	26.2%		30.8%
Net combined ratio (1)	110.1%	94.2%	134.9%		112.4%

	Year Ended December 31, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$67,832	$157,849	$95,292	$-	$320,973
Ceded premiums written	(4,260)	(34,876)	(196)	-	(39,332)
Net premiums written	63,572	122,973	95,096	-	281,641
Change in unearned premiums	1,999	1,125	(6,494)	-	(3,370)
Net premiums earned	65,571	124,098	88,602	-	278,271

Total revenues	69,670	131,076	96,741	9,573	307,060

Losses and loss adjustment expenses	51,468	78,911	72,165	-	202,544

Pre-tax income (loss), net of non-controlling interest	(2,316)	13,315	(705)	(2,135)	8,159

Net loss ratio (1)	78.5%	63.6%	81.4%		72.8%
Net expense ratio (1)	30.7%	29.7%	22.4%		29.6%
Net combined ratio (1)	109.2%	93.3%	103.8%		102.4%

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $69.4 million for the year ended December 31, 2011, which was $1.6 million, or approximately 2%, more than the $67.8 million reported for the same period in 2010. Net premiums written were $63.9 million for the year ended December 31, 2011 as compared to $63.6 million reported for the same period in 2010. The increase in gross premium volume was due to the acquisition of our Workers Comp business unit during the third quarter of 2011, partially offset by a decline in premium for our Standard Commercial business unit as a result of continued competition and soft market conditions.

Total revenue for the Standard Commercial Segment of $72.8 million for the year ended December 31, 2011 was $3.1 million more than the $69.7 million reported during the year ended December 31, 2010. This 5% increase in total revenue was primarily due to favorable profit share revenue adjustments of $3.6 million during the year ended December 31, 2011 as compared to an adverse adjustment of $0.9 million for the same period in 2010, partially offset by decreased net premiums earned of $1.0 million and lower investment income of $0.4 million.

Our Standard Commercial Segment reported pre-tax income of $1.3 million for the year ended December 31, 2011 as compared to pre-tax loss of $2.3 million for the same period of 2010. This improvement in pre-tax results was the result of lower loss and LAE of $0.5 million, primarily as a result of favorable prior year development in our Standard Commercial business unit partially offset by the acquisition of our Workers Comp business unit during the third quarter of 2011. Further contributing to the improved pre-tax results was the increased revenue discussed above.

The net loss ratio for the year ended December 31, 2011 was 78.9% as compared to the 78.5% reported for the same period of 2010. The gross loss ratio before reinsurance was 77.4% for the year ended December 31, 2011 as compared to 82.6% for the same period the prior year. The lower gross loss ratio for the year ended December 31, 2011 was primarily the result of favorable prior year development of $0.8 million as compared to $4.6 million of unfavorable development for the same period during the prior year, partially offset by higher current accident year claim activity due in large part to weather related losses of $7.7 million. The Standard Commercial Segment reported net expense ratios of 31.2% and 30.7% for the years ended December 31, 2011 and 2010, respectively.

Specialty Commercial Segment. The $142.8 million of total revenue for the year ended December 31, 2011 was $11.7 million higher than the $131.1 million reported for 2010. This 9% increase in revenue was due to higher net premiums earned of $11.4 million due predominately to increased production in our E&S Commercial business unit and a new space risk Specialty Program entered into during the first quarter of 2011 in which we can retain up to $2.0 million per risk for satellite launches. Further contributing to this increased revenue was higher net investment income of $0.3 million and a lower adverse profit sharing commission adjustment of $0.8 million for the year ended December 31, 2011 as compared to an adverse $1.0 million profit share commission adjustment for the same period the prior year, partially offset by lower finance charges of $0.2 million.

Pre-tax income for the Specialty Commercial Segment of $14.4 million was $1.1 million higher than the $13.3 million reported in 2010. The increase in pre-tax income was primarily due to increased revenue discussed above and lower amortization of intangible assets of $0.5 million and lower non-controlling interest of $0.1 million. The increase in pre-tax income was offset by higher loss and LAE expenses of $8.4 million and higher operating expenses of $2.8 million. The increase in operating expense was the combined result of (i) increased production related expenses of $1.9 million , (ii) higher salary and related expenses of $0.6 million, and (iii) increased other operating expenses of $0.3 million, primarily comprised of professional services.

The Specialty Commercial Segment reported a net loss ratio of 64.4% for 2011 as compared to 63.6% for 2010. The gross loss ratio before reinsurance was 63.1% for the year ended December 31, 2011 as compared to 61.9% for the same period the prior year. The higher gross and net loss ratio was impacted by higher current accident year loss trends predominately in our commercial auto and general liability lines of business. The gross loss results for the year ended December 31, 2011 included $2.4 million of favorable prior year development as compared to $1.5 million of unfavorable prior year development for the same period of 2010. The Specialty Commercial Segment reported a net expense ratio of 29.8% for 2011 as compared to 29.7% for 2010.

Personal Segment. Net premium written for our Personal Segment increased $0.6 million during the year ended December 31, 2011 to $95.7 million compared to $95.1 million in the year ended December 31, 2010. The increase in premium written was due mostly to the recent acquisition of HNIC partially offset by a reduction in premium written in Florida.

Total revenue for the Personal Segment increased 5% to $101.3 million for the year ended December 31, 2011 from $96.7 million the prior year. Higher earned premium of $4.4 million was the primary reason for the increase in revenue for the period. Increased net investment income of $0.3 million further contributed to this increase in revenue, partially offset by lower finance charges and commissions and fees of $0.1 million.

Our Personal Segment reported pre-tax loss of $29.6 million for the year ended December 31, 2011 as compared to pre-tax loss of $0.7 million for the same period of 2010. The increased revenue, as discussed above, was offset by increased losses and LAE of $28.9 million and increased operating expenses of $4.1 million due mostly to increased production related expenses of $1.7 million, increased salary and related expense of $1.1 million, increased professional service fees of $0.3 million and increased other operating expenses of $1.0 million. Also contributing to the increase in pre-tax loss was increased amortization of intangible assets of $0.5 million related to the acquisition of HNIC.

The Personal Segment reported a net loss ratio of 108.7% for the year ended December 31, 2011 as compared to 81.4% for the same period of 2010.  The increase in the net loss ratio was primarily due to higher current accident year loss trends and claims developing much worse than anticipated due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 282.5% for the year ended December 31, 2011, which equates to approximately 20.6% of the net loss ratio reported as of December 31, 2011.   During late 2010 and into 2011, a number of actions have been taken to address the issues in Florida. We have increased prices, changed policy renewal terms, suspended new business production, significantly increased our personal lines claims department capabilities and made other increases in our claims staffing, including hiring experienced claims personnel in Florida. Also contributing to the increase in the net loss ratio were higher current accident year loss trends in our legacy and expansion states, outside of Florida. We have implemented rate increases and changed policy down payment requirements in the underperforming states. We are also exiting certain underperforming states and closing unprofitable programs and products in order to focus on states and products where we can achieve desired returns. We expect that these actions will in time adjust our book of business back to profitable levels. The loss and LAE during the year ended December 31, 2011 includes $19.7 million of adverse prior year development as compared to $3.1 million of adverse prior year development for the same period during 2010.   The Personal Segment reported a net expense ratio of 26.2% for the year ended December 31, 2011 as compared to 22.4% for the prior year. The increase in the expense ratio is due predominately to increased production expenses related to the renewal and appointment of agents from our recent acquisition of HNIC, increased salary and related expense and increased professional service fees.

Corporate. Total revenue for corporate decreased by $3.8 million for the year ended December 31, 2011 as compared to the prior year. This decrease in total revenue was due primarily to gains of $3.7 million recognized on our investment portfolio for the year ended December 31, 2011 as compared to $8.4 million of gains recognized during the same period in 2010.  This decrease in revenue was partially offset by higher net investment income of $0.7 million and a bargain purchase gain recorded on the acquisition of TBIC Holding of $0.2 million reported in other income during the third quarter of 2011.

Corporate pre-tax loss was $5.9 million for the year ended December 31, 2011 as compared to a $2.1 million pre-tax loss for the same period the prior year.   The increase in pre-tax loss was the result of the decreased revenue discussed above, higher salary and other related expenses of $0.6 million due primarily to recent hires, higher professional fees of $0.2 million and higher occupancy and related expenses of $0.1 million, partially offset by a $0.9 million adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC.

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

Segment information. The following is additional business segment information for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$67,832	$157,849	$95,292	$-	$320,973
Ceded premiums written	(4,260)	(34,876)	(196)	-	(39,332)
Net premiums written	63,572	122,973	95,096	-	281,641
Change in unearned premiums	1,999	1,125	(6,494)	-	(3,370)
Net premiums earned	65,571	124,098	88,602	-	278,271

Total revenues	69,670	131,076	96,741	9,573	307,060

Losses and loss adjustment expenses	51,468	78,911	72,165	-	202,544

Pre-tax income (loss), net of non-controlling interest	(2,316)	13,315	(705)	(2,135)	8,159

Net loss ratio (1)	78.5%	63.6%	81.4%		72.8%
Net expense ratio (1)	30.7%	29.7%	22.4%		29.6%
Net combined ratio (1)	109.2%	93.3%	103.8%		102.4%

	Year Ended December 31, 2009
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$72,512	$143,338	$71,708	$-	$287,558
Ceded premiums written	(4,430)	(21,388)	-	-	(25,818)
Net premiums written	68,082	121,950	71,708	-	261,740
Change in unearned premiums	3,208	(9,680)	(4,196)	-	(10,668)
Net premiums earned	71,290	112,270	67,512	-	251,072

Total revenues	76,496	131,504	73,785	5,254	287,039

Losses and loss adjustment expenses	44,372	65,453	43,794	-	153,619

Pre-tax income (loss)	9,266	20,883	11,000	(7,944)	33,205

Net loss ratio (1)	62.2%	58.3%	64.9%		61.2%
Net expense ratio (1)	31.3%	30.1%	21.6%		30.5%
Net combined ratio (1)	93.5%	88.4%	86.5%		91.7%

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2011, Hallmark had $3.3 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $7.0 million as of December 31, 2011. As of that date, our insurance subsidiaries held $64.2 million of cash and cash equivalents as well as $380.5 million in debt securities with an average modified duration of 3.2 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2012, the aggregate ordinary dividend capacity of these subsidiaries is $20.3 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2011 or 2010.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. American Hallmark General Agency, Inc. paid $5.4 million, $5.6 million and $5.6 million in management fees to Hallmark during 2011, 2010 and 2009, respectively. HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2011, 2010 and 2009. AHIC paid $4.5 million, $4.4 million and $4.5 million in management fees to American Hallmark General Agency, Inc. during 2011, 2010 and 2009, respectively. HSIC paid $65,000, $60,000 and $60,000 in management fees to TGA during 2011, 2010 and 2009, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2011, our insurance company subsidiaries reported statutory capital and surplus of $172.6 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”). As of December 31, 2011, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2011 and 2010 was 176% and 154%, respectively.

Comparison of December 31, 2011 to December 31, 2010

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2011 were $499.1 million compared to $493.0 million at December 31, 2010. Cash from operating activities was the primary reason for this increase.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Net cash provided by our consolidated operating activities was $24.6 million for the year ended December 31, 2011 compared to $36.4 million for the year ended December 31, 2010. The decrease in operating cash flow was primarily due to higher paid losses and increased operating expenses paid, partially offset by increased collected premiums and ceding commissions and lower income taxes paid as a result of the net loss reported in 2011.

Cash used by investing activities during the year ended December 31, 2011 was $3.8 million as compared to $88.0 million for the prior year. The decrease in cash used in investing activities was primarily attributable to a $146.1 million increase in maturities, sales and redemptions of investment securities and a $0.2 million decrease in purchases of property and equipment, partially offset by an increase of $39.5 million in purchases of debt and equity securities and a $1.9 million decrease in cash flow from restricted cash accounts. Further offsetting the decrease in cash used by investing activities was a $20.7 million increase in payments for acquisition of subsidiaries, net of cash received, which included consideration of $14.0 million settled in January 2011 for the December 2010 acquisition of HNIC which resulted in a $7.4 net cash inflow in 2010.

Cash used in financing activities during the year ended December 31, 2011 was $6.9 million of which $6.4 million related to the repurchase of the Company’s common stock during 2011.  In addition the Company borrowed $1.3 million under its revolving credit agreement and paid off $1.7 million in notes payable as part of the acquisition of TBIC Holdings.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2011, we were in compliance with or had obtained waivers of all of our covenants.  As of December 31, 2011, we had $4.1 million outstanding under this facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2011, the balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2011. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2012	2013-2014	2015-2016	After 2016

Notes payable	$4,050	$405	$1,620	$2,025	$-
Subordinated debt securities	56,702	-	-	-	56,702
Interest on notes payable	308	119	167	22	-
Interest on subordinated debt securities	83,308	4,388	8,775	8,216	61,929
Unpaid losses and loss
adjustment expenses (1)	296,945	123,205	103,419	43,258	27,063
Operating leases	14,630	1,631	3,811	3,473	5,715
Purchase obligations	419	135	201	83	-

(1) The payout pattern for unpaid losses and loss adjustment expenses is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.

Based on 2012 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2011 was $380.5 million. The effective duration of our portfolio as of December 31, 2011 was 3.2 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.9%, or $11.1 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 2.9%, or $11.1 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2011, our fixed-income investments were in the following: U.S. Treasury bonds – 2.9%; municipal bonds – 46.9%; collateralized corporate bank loans – 24.4%; corporate bonds – 24.7%; and asset-backed – 1.1%. As of December 31, 2011, 75.6% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2011 is with reinsurers that have an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities that are subject to equity price risk made up 10.4% of our portfolio as of December 31, 2011. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2011 was $44.2 million. The fair value of our equity securities would increase or decrease by $13.2 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 4.0%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

We acquired TBIC Holding and its two wholly-owned subsidiaries, TBIC and TBICRM, on July 1, 2011. Because this acquisition was completed in the third quarter, we have excluded TBIC Holding and its subsidiaries from the assessment of internal control over financial reporting as permitted by interpretative guidance from the SEC for newly acquired businesses. TBIC Holding and its subsidiaries represented 2.6% and 3.4% of our total and net assets, respectively, at December 31, 2011 and 0.7% and 3.5% of revenues and net loss, respectively, for the year then ended. There have been no other changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company as of December 31, 2011 included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. As described above, management has excluded TBIC Holding and its subsidiaries from its assessment of internal control over financial reporting because it was acquired on July 1, 2011. TBIC Holding and its subsidiaries were also excluded from the Ernst & Young LLP audit of internal control over financial reporting. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hallmark Financial Services, Inc. and subsidiaries:

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TBIC Holding Corporation, Inc. (TBIC Holding) and its subsidiaries, which were acquired on July 1, 2011, are included in the December 31, 2011 consolidated financial statements of the Company and constituted 2.6% and 3.4% of total and net assets, respectively, as of December 31, 2011 and 0.7% and 3.5% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TBIC Holding and its subsidiaries.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Fort Worth, Texas March 14, 2012

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011,

2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

4.15

Eighth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated March 21, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 21, 2011).

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

10.6	First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.7*	Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.8*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.9*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11	Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.12	Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.13	Purchase Agreement dated August 29, 2008 by and among Hallmark Financial Services, Inc. and Jeffrey L. Heath (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed September 4, 2008).

10.14	Stock Purchase Agreement dated February 13, 2009 between American Hallmark Insurance Company and T.B.A. Insurance Group, Ltd. (incorporated by reference to the registrant’s Current Report on Form 8-K filed February 18, 2009).

10.15	Stock Purchase Agreement dated August 9, 2010, between Hallmark Insurance Company and State Auto Financial Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2010).

10.16

Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 25, 2011).

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 14, 2012	By:	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date:	March 14, 2012	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2012	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 14, 2012	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

Date:	March 14, 2012	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 14, 2012	/s/ James H. Graves
James H. Graves, Director

Date:	March 14, 2012	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 14, 2012	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the Standards of the Public Company Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hallmark Financial Services, Inc.:

We have audited the accompanying consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Hallmark Financial Services, Inc. and subsidiaries (the Company) for the year ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II to IV for the year ended December 31, 2009. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hallmark Financial Services, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

KPMG LLP

Dallas, Texas

March 25, 2010

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

($ in thousands)

	2011	2010
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost; $380,578 in 2011 and $383,530 in 2010)	$380,469	$388,399
Equity securities, available-for-sale, at fair value (cost; $30,465 in 2011 and $32,469 in 2010)	44,159	44,042

Total investments	424,628	432,441

Cash and cash equivalents	74,471	60,519
Restricted cash	9,372	5,277
Ceded unearned premiums	19,470	25,504
Premiums receivable	53,513	47,337
Accounts receivable	3,946	7,051
Receivable for securities	2,617	2,215
Reinsurance recoverable	42,734	39,505
Deferred policy acquisition costs	23,408	21,679
Goodwill	44,695	44,695
Intangible assets, net	26,654	30,241
Federal income tax recoverable	6,738	3,645
Prepaid expenses	1,458	1,987
Other assets	13,209	15,207

	$746,913	$737,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$4,050	$2,800
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	296,945	251,677
Unearned premiums	146,104	140,965
Unearned revenue	55	116
Reinsurance balances payable	3,139	3,122
Accrued agent profit sharing	959	1,301
Accrued ceding commission payable	1,071	4,231
Pension liability	3,971	2,833
Payable for securities	203	2,493
Payable for acquisition	-	14,000
Deferred federal income taxes, net	434	4,154
Accounts payable and other accrued expenses	15,869	15,786

	529,502	500,180
Commitments and contingencies (Note 16)

Redeemable non-controlling interest	1,284	1,360

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2011 and 2010;
issued 20,872,831 shares in 2011 and 2010	3,757	3,757
Additional paid-in capital	122,487	121,815
Retained earnings	94,995	105,816
Accumulated other comprehensive income	6,446	9,637
Treasury stock (1,609,374 shares in 2011 and 748,662 in 2010), at cost	(11,558)	(5,262)

Total stockholders’ equity	216,127	235,763

	$746,913	$737,303

The accompanying notes are an integral

part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

($ in thousands, except per share amounts)

	2011	2010	2009
Gross premiums written	$354,881	$320,973	$287,558
Ceded premiums written	(51,005)	(39,332)	(25,818)
Net premiums written	303,876	281,641	261,740
Change in unearned premiums	(10,835)	(3,370)	(10,668)
Net premiums earned	293,041	278,271	251,072

Investment income, net of expenses	15,880	14,849	14,947
Net realized gains	3,633	8,402	3,032
Finance charges	6,826	7,054	5,874
Commission and fees	3,175	(1,575)	12,011
Other income	216	59	103

Total revenues	322,771	307,060	287,039

Losses and loss adjustment expenses	239,235	202,544	153,619
Operating expenses	94,998	87,989	92,233
Interest expense	4,631	4,598	4,602
Amortization of intangible assets	3,586	3,665	3,328

Total expenses	342,450	298,796	253,782

(Loss) income before tax	(19,679)	8,264	33,257
Income tax (benefit) expense	(8,916)	825	8,630
Net (loss) income	(10,763)	7,439	24,627
Less: Net income attributable to non-controlling interest	58	105	52

Net (loss) income attributable to Hallmark Financial Services, Inc.	$(10,821)	$7,334	$24,575

Net (loss) income per share attributable to
Hallmark Financial Services, Inc common stockholders:
Basic	$(0.55)	$0.36	$1.19
Diluted	$(0.55)	$0.36	$1.19

The accompanying notes are an integral part

of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009

Net (loss) income	$(10,763)	$7,439	$24,627

Other comprehensive (loss) income:

Change in net actuarial (loss) gain	(1,468)	(309)	2,327

Tax effect on change in net actuarial (loss) gain	514	108	(814)

Unrealized holding gains arising during the period	191	10,324	42,299

Tax effect on unrealized holding gains arising during the period	(67)	(3,614)	(14,805)

Reclassification adjustment for gains included in net income	(3,633)	(8,402)	(3,571)

Tax effect on reclassification adjustment for gains included in net income	1,272	2,941	1,250

Other comprehensive (loss) income, net of tax	(3,191)	1,048	26,686

Comprehensive (loss) income	$(13,954)	$8,487	$51,313

Less: comprehensive income attributable to non-controlling interest	58	105	52

Comprehensive (loss) income attributable to Hallmark Financial Services, Inc.	$(14,012)	$8,382	$51,261

The accompanying notes are an integral

part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	Number		Additional		Accumulated Other		Number	Total
	of	Par	Paid-In	Retained	Comprehensive	Treasury	of	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at December 31, 2008	20,842	$3,751	$119,928	$72,242	$(16,432)	$(77)	8	$179,412

Cumulative effect of adjustments resulting from adoption of change in accounting principle, net of tax (note 1)	-	-	-	1,665	(1,665)	-	-	-

Acquisition of treasury shares	-	-	-	-	-	(5,250)	750	(5,250)

Amortization of fair value of stock options granted	-	-	1,334	-	-	-	-	1,334

Stock options exercised	31	6	109	-	-	-	-	115

Accretion of redeemable non-controlling interest	-	-	(355)	-	-	-	-	(355)

Net income	-	-	-	24,575	-	-	-	24,575
								-
Other comprehensive income after tax	-	-	-	-	26,686	-	-	26,686

Balance at December 31, 2009	20,873	$3,757	$121,016	$98,482	$8,589	$(5,327)	758	$226,517

Amortization of fair value of stock options granted	-	-	1,114	-	-	-	-	1,114

Stock options exercised	-	-	(40)	-	-	65	(9)	25

Accretion of redeemable non-controlling interest	-	-	(275)	-	-	-	-	(275)

Net income	-	-	-	7,334	-	-	-	7,334
								-
Other comprehensive income after tax	-	-	-	-	1,048	-	-	1,048

Balance at December 31, 2010	20,873	$3,757	$121,815	$105,816	$9,637	$(5,262)	749	$235,763

Acquisition of treasury shares	-	-	-	-	-	(6,401)	875	(6,401)

Amortization of fair value of stock options granted	-	-	709	-	-	-	-	709

Stock options exercised	-	-	(6)	-	-	105	(15)	99

Accretion of redeemable non-controlling interest	-	-	(31)	-	-	-	-	(31)

Net loss	-	-	-	(10,821)	-	-	-	(10,821)

Other comprehensive loss after tax	-	-	-	-	(3,191)	-	-	(3,191)

Balance at December 31, 2011	20,873	$3,757	$122,487	$94,995	$6,446	$(11,558)	1,609	$216,127

The accompanying notes are an integral

part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

($ in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(10,763)	$7,439	$24,627

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization expense	5,064	4,751	4,105
Deferred federal income taxes	(2,857)	(1,018)	(1,535)
Realized gains on investments	(3,633)	(8,402)	(3,032)
Share-based payments expense	709	1,114	1,334
Change in ceded unearned premiums	6,034	(2,860)	(6,835)
Change in premiums receivable	(3,842)	(702)	(2,628)
Change in accounts receivable	2,347	(3,674)	1,215
Change in deferred policy acquisition costs	(1,729)	(887)	(1,268)
Change in unpaid losses and loss adjustment expenses	33,088	49,942	19,735
Change in unearned premiums	4,801	6,229	18,084
Change in unearned revenue	(61)	(75)	(1,846)
Change in accrued agent profit sharing	(342)	(489)	(361)
Change in reinsurance recoverable	227	(12,424)	6,774
Change in reinsurance balances payable	(246)	(160)	3,281
Change in current federal income tax (recoverable) payable	(2,470)	(5,359)	1,962
Change in accrued ceding commission payable	(3,160)	(4,369)	(5)
Change in all other liabilities	(2,144)	2,893	(5,783)
Change in all other assets	3,587	4,411	3,874
Net cash provided by operating activities	24,610	36,360	61,698

Cash flows from investing activities:
Purchases of property and equipment	(1,586)	(1,775)	(1,263)
Acquisitions of subsidiaries, net of cash received	(13,334)	7,404	(7,246)
Net transfers (into) from restricted cash	(4,095)	(2,196)	3,930
Purchases of investment securities	(265,684)	(226,246)	(109,959)
Maturities, sales and redemptions of investment securities	280,918	134,821	112,548
Net cash used in investing activities	(3,781)	(87,992)	(1,990)

Cash flows from financing activities:
Activity under revolving credit facility, net	1,250	-	(1,417)
Repayment of notes payable of acquired subsidiary	(1,660)	-	-
Distribution to non-controlling interest	(165)	(144)	(20)
Proceeds from exercise of employee stock options	99	25	115
Purchase of treasury shares	(6,401)	-	(5,250)
Net cash used in financing activities	(6,877)	(119)	(6,572)

Increase (decrease) in cash and cash equivalents	13,952	(51,751)	53,136
Cash and cash equivalents at beginning of year	60,519	112,270	59,134
Cash and cash equivalents at end of year	$74,471	$60,519	$112,270

Supplemental cash flow information:
Interest paid	$(4,629)	$(4,594)	$(4,641)
Income taxes recovered (paid)	$3,589	$(7,202)	$(8,202)

Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(402)	$(2,215)	$983

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(2,290)	$2,474	$(3,587)

The accompanying notes are an integral part

of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

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

We pursue our business activities primarily through subsidiaries whose operations are organized into six business units that are supported by our insurance company subsidiaries. Our Standard Commercial business unit handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”). Our Workers Comp business unit specializes in small and middle market workers compensation business and is comprised of TBIC Holding Corporation, Inc. (“TBIC Holding”), Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management (“TBICRM”). The subsidiaries comprising our Workers Comp business unit were acquired July 1, 2011. Our E&S Commercial business unit handles primarily commercial and medical professional liability insurance products and services and is comprised of TGA Insurance Managers, Inc. (“TGA”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our General Aviation business unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”). Our Excess & Umbrella business unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage. Our Excess & Umbrella business unit is compromised of Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”). Our Personal Lines business unit handles personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Hallmark Insurance Company). Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and TBIC.

These six business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial business unit and our Workers Comp business unit. The Specialty Commercial Segment includes our E&S Commercial business unit, our General Aviation business unit and our Excess & Umbrella business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed by Hallmark. The Personal Segment presently consists solely of our Personal Lines business unit.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which, as to our insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Use of Estimates in the Preparation of Financial Statements

Our preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities at the dates of the financial statements and our reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Since future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment may be reflected in the financial statements in future periods.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

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

Revolving Credit Facility Payable: The carrying value of our bank revolving credit facility approximates the fair value based on the current interest rate.

Subordinated debt securities: Our trust preferred securities had a carried value of $56.7 million and $56.7 million and a fair value of $49.1 million and $53.7 million as of December 31, 2011 and 2010, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2011 and 2010, respectively, which are based on similar issues to discount future cash flows.

For reinsurance recoverable, federal income tax receivable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments

Investments

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

We collect premiums from customers and, after deducting authorized commissions, remit these premiums to the Company’s consolidated insurance subsidiaries. Unremitted insurance premiums are held in a fiduciary capacity until disbursed to the Company’s consolidated insurance subsidiaries.

Premiums Receivable

Premiums receivable represent amounts due from policyholders or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

Reinsurance

We are routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 7.)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the production of new and renewal business are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2011, 2010 and 2009, we deferred $51.0 million, $58.2 million and $53.6 million of policy acquisition costs and amortized $49.3 million, $57.3 million and $52.3 million of deferred policy acquisition costs, respectively. Therefore, the net deferrals of policy acquisition costs were $1.7 million, $0.9 million and $1.3 million for 2011, 2010 and 2009, respectively. The accounting for deferred policy acquisition costs will change due to new accounting standards that will become effective January 1, 2012. Based on our initial evaluation of the effect of the revised accounting guidance, we anticipate recording a decrease to the January 1, 2012 deferred acquisition cost balance and reducing retained earnings between $0.3 million and $1.5 million during the first quarter of 2012.

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

Goodwill and Intangible Assets, net

We account for our goodwill and intangible assets according to ASC 350, “Intangibles – Goodwill and Other”. ASC 350 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires testing of definite-lived intangible assets if the occurrence of an event or circumstances indicates an impairment, (4) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (5) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

In years prior to 2010, we performed our annual goodwill impairment testing as of the last day of our fourth fiscal quarter. Effective in 2010, we changed this date to the first day of our fourth fiscal quarter, October 1, in order to provide additional time to quantify the fair value of our reporting units and evaluate the results of our testing prior to the completion of our annual financial statements. We determined that the change in accounting principle related to the annual testing date is preferable under the circumstances because it will provide sufficient time to complete more analysis, if required, to accommodate accelerated filing requirements and does not result in adjustments to our financial statements. In addition, the change in measurement date does not result in the acceleration, delay or avoidance of an impairment charge.

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2022. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as deferred rent which is classified in accounts payable and other accrued expenses on our consolidated balance sheets.

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $13.9 million and $11.9 million, at December 31, 2011 and 2010, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2011, 2010 and 2009 was $1.5 million, $1.1 million and $0.8 million, respectively. Accumulated depreciation was $10.5 million and $9.0 million at December 31, 2011 and 2010, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

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

We evaluate on an ongoing basis our investments in Trust I and II (collectively the “Trusts”) and we do not have variable interests (“VIE”) in the Trusts.  Therefore, the Trusts are not included in our consolidated financial statements.

We are also involved in the normal course of business with VIE’s primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third party VIE’s. The maximum exposure to loss with respect to these investments is limited to the investment carrying values, included in the consolidated balance sheets.

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2011, 2010 and 2009. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

Activity related to non-controlling interest for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Beginning balance	$1,360	$1,124

Accretion of redeemable non-controlling interest	31	275

Net income attributable to non-controlling interest	58	105

Distribution to non-controlling interest	(165)	(144)

Ending balance	$1,284	$1,360

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $13.5 million, $13.3 million and $7.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

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

Relationship with Third Party Insurers

Through December 31, 2005, our Standard Commercial business unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Through December 31, 2008, all business of our E&S Commercial business unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting. Ceding commissions and other fees received under these arrangements are classified as unearned revenue until earned pro rata over the terms of the policies. Effective July 1, 2009, in states where our insurance companies are not admitted, our Excess & Umbrella business unit writes policies under fronting arrangements pursuant to which we assume all of the risk and retrocede a portion of the risk to third party reinsurers. Through June 30, 2009, our Excess & Umbrella business unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk from a third-party insurer. Ceding commissions and other fees received under this arrangement were recognized as of the effective date of the policy.

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

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial business unit and Clarendon.

	Treaty Effective Dates
	07/01/01	07/01/02	07/01/03	07/01/04

Provisional loss ratio	60.0%	59.0%	59.0%	64.2%

Estimated ultimate loss ratio recorded to
at December 31, 2011	63.5%	64.5%	62.3%	60.0%

As of December 31, 2011, we had a $1.2 million profit sharing payable for the quota share treaty effective July 1, 2003 and a $3.2 million receivable on the quota share treaty effective July 1, 2004. As of December 31, 2011, we did not have a receivable or payable on the quota share treaty’s effective July 1, 2001 or July 1, 2002. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the E&S Commercial business unit and Republic.

	Treaty Effective Dates
	01/01/06	01/01/07	01/01/08

Provisional loss ratio	65.0%	65.0%	65.0%

Ultimate loss ratio recorded to at December 31, 2011	58.0%	62.4%	59.5%

As of December 31, 2011, we had a $15 thousand profit share payable for the quota share treaty effective January 1, 2006 and a $0.6 million profit share payable for the quota share treaty effective January 1, 2007. As of December 31, 2011, we did not have a receivable or payable for the quota share treaty effective January 1, 2008. The receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The Workers Comp business unit earns a profit share commission on a quota share treaty effective July 1, 2001 with a third party insurer. The provisional loss ratio is 62.5% and the Company recorded an estimated ultimate loss ratio of 50.7% at December 31, 2011. As of December 31, 2011 we had a $0.2 million profit share receivable for this quota share treaty.

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

Years ended December 31, 2011, 2010, and 2009

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 11 and 13.)

Adoption of New Accounting Pronouncements

In April 2009, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was codified into Accounting Standards Codification (“ASC”) 320, “Investment Securities,” amending prior other-than-temporary impairment guidance for debt in order to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320 are effective for interim periods ending after June 15, 2009.  We adopted ASC 320 effective April 1, 2009, which resulted in a cumulative effect adjustment to the beginning balances of retained earnings and accumulated other comprehensive income (loss) of approximately $2.6 million before tax and $1.7 million net of tax.

In January 2010, the FASB issued an accounting update that requires additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The adoption of this update did not have a material impact on our financial position or results of operations but did require additional disclosures.

In January 2010, the FASB issued guidance which provides that a company should include a VIE in its consolidated accounts if the company is the primary beneficiary of the VIE. A company is considered the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. The adoption of this guidance did not have a material impact on our financial position or results of operations but did require additional disclosures.

In July 2010, the FASB issued an accounting update that requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this update did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments provide the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of comprehensive income. The adoption of this new guidance did not have a material impact on our financial position or results of operations but did require additional disclosures and impact financial statement presentation.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

Accounting Pronouncements Not Yet Adopted

In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts which are to be capitalized. The guidance will be effective for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral under the new guidance would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity. Based on our initial evaluation of the effect of the revised accounting guidance, we anticipate recording a decrease to the January 1, 2012 deferred acquisition cost balance and reducing retained earnings between $0.3 million and $1.5 million during the first quarter of fiscal 2012.

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. Under the update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this update is not expected to have a material impact on our financial position or results of operations.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

2.	Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2011	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$11,152	$24	$-	$11,176
Corporate bonds	93,272	2,305	(1,655)	93,922
Collateralized corporate bank loans	94,638	175	(1,920)	92,893
Municipal bonds	177,432	3,458	(2,549)	178,341
Mortgage-backed	4,084	80	(27)	4,137

Total debt securities	380,578	6,042	(6,151)	380,469

Financial services	11,618	4,463	(260)	15,821
All other	18,847	9,554	(63)	28,338

Total equity securities	30,465	14,017	(323)	44,159

Total debt and equity securities	$411,043	$20,059	$(6,474)	$424,628

As of December 31, 2010

U.S. Treasury securities and obligations of U.S. Government	$39,767	$36	$-	$39,803
Corporate bonds	82,956	3,465	(844)	85,577
Collateralized corporate bank loans	106,723	1,685	(95)	108,313
Municipal bonds	153,334	2,421	(1,842)	153,913
Mortgage-backed	750	43	-	793

Total debt securities	383,530	7,650	(2,781)	388,399

Financial services	15,385	5,770	(270)	20,885
All other	17,084	6,196	(123)	23,157

Total equity securities	32,469	11,966	(393)	44,042

Total debt and equity securities	$415,999	$19,616	$(3,174)	$432,441

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2011	2010	2009

U.S. Treasury securities and obligations of U.S. Government	$115	$71	$169
Corporate bonds	3,851	3,905	5,193
Collateralized corporate bank loans	5,284	4,149	1,925
Municipal bonds	6,632	6,259	6,486
Mortgage backed	86	35	15
Equity securities-financial services	89	335	941
Equity securities-all other	395	501	420
Cash and cash equivalents	163	195	216
	16,615	15,450	15,365
Investment expenses	(735)	(601)	(418)
Investment income, net of expenses	$15,880	$14,849	$14,947

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2011, 2010 or 2009.

Major categories of net realized gains on investments are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2011	2010	2009

U.S. Treasury securities and obligations of U.S. Government	$35	$-	$-
Corporate bonds	300	2,026	31
Collateralized corporate bank loans	699	2,170	1,513
Municipal bonds	(500)	(86)	(41)
Equity securities-financial services	2,029	2,858	1,862
Equity securities-all other	1,070	1,434	205
Net realized gain	3,633	8,402	3,570
Other-than-temporary impairments	-	-	(538)
Gain on investments	$3,633	$8,402	$3,032

We realized gross gains on investments of $4.6 million, $8.6 million, and $5.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. We realized gross losses on investments of $1.0 million, $0.2 million and $1.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. We recorded proceeds from the sale of investment securities of $62.7 million, $23.0 million and $37.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	21,752	(869)	2,366	(786)	24,118	(1,655)
Collateralized corporate bank loans	69,717	(1,917)	19	(3)	69,736	(1,920)
Municipal bonds	26,780	(196)	39,741	(2,353)	66,521	(2,549)
Mortgage-backed	740	(27)	-	-	740	(27)
Total debt securities	118,989	(3,009)	42,126	(3,142)	161,115	(6,151)

Financial services	1,789	(260)	-	-	1,789	(260)
All other	2,959	(63)	-	-	2,959	(63)
Total equity securities	4,748	(323)	-	-	4,748	(323)
Total debt and equity securities	$123,737	$(3,332)	$42,126	$(3,142)	$165,863	$(6,474)

	As of December 31, 2010
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	8,036	(13)	2,342	(831)	10,378	(844)
Collateralized corporate bank loans	17,370	(90)	19	(5)	17,389	(95)
Municipal bonds	24,755	(248)	46,591	(1,594)	71,346	(1,842)
Mortgage-backed	-	-	-	-	-	-
Total debt securities	50,161	(351)	48,952	(2,430)	99,113	(2,781)

Financial services	1,234	(270)	-	-	1,234	(270)
All other	625	(123)	-	-	625	(123)
Total equity securities	1,859	(393)	-	-	1,859	(393)
Total debt and equity securities	$52,020	$(744)	$48,952	$(2,430)	$100,972	$(3,174)

At December 31, 2011, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. At December 31, 2010, the gross unrealized losses more than twelve months old were attributable to 31 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Years ended December 31, 2011, 2010, and 2009

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

The amortized cost and estimated fair value of debt securities at December 31, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$43,826	$44,188
Due after one year through five years	160,000	162,921
Due after five years through ten years	120,260	117,602
Due after ten years	52,408	51,621
Mortgage-backed	4,084	4,137
	$380,578	$380,469

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

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

(1) As of April 1, 2009, we had securities with $3.7 million of other-than-temporary impairment previously recognized in earnings of which $1.1 million represented the credit component and $2.6 million represented the noncredit component which was reclassified back to accumulated other comprehensive income through a cumulative-effect adjustment. (Note 1)

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $27.5 million at December 31, 2011 and a carrying value of $33.4 million at December 31, 2010.

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

Years ended December 31, 2011, 2010, and 2009

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common and preferred stock.

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. In addition, using the prices received for the securities from the third party pricing services, we compared a sample of the prices against additional sources. We have not adjusted any prices received from third-party pricing services.

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

There were no transfers between Level 1 and Level 2 securities.

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010 (in thousands).

	As of December 31, 2011
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$11,176	$-	$11,176
Corporate bonds	-	93,922	-	93,922
Collateralized corporate bank loans	-	91,707	1,186	92,893
Municipal bonds	-	158,919	19,422	178,341
Mortgage-backed	-	4,137	-	4,137
Total debt securities	-	359,861	20,608	380,469

Financial services	15,821	-	-	15,821
All other	28,338	-	-	28,338
Total equity securities	44,159	-	-	44,159
Total debt and equity securities	$44,159	$359,861	$20,608	$424,628

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

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

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 9.8%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011 and 2010 (in thousands).

	2011	2010

Beginning balance as of January 1	$21,981	$25,272
Sales and settlements	(554)	(5,219)
Purchases and issuances	-	1,444
Total realized/unrealized gains included in net income	-	-
Net gains (losses) included in other comprehensive income	(819)	484
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending balance as of December 31	$20,608	$21,981

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

4.	Goodwill and Intangible Assets:

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million. In connection with the acquisition, we executed an operating agreement for each subsidiary. The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”). The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we would have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters. We estimate the ultimate redemption value of the Put/Call Option to be $1.3 million at December 31, 2011.

Effective June 5, 2009, we acquired all of the issued and outstanding shares of CYR. CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. We acquired all of the issued and outstanding shares of CYR for consideration of a base purchase price of $4.0 million paid at closing plus an override commission in an amount equal to 1% of the net premiums and net policy fees of HCM for the years 2010 and 2011, subject to a maximum of $1.25 million. The override commission was paid monthly as the subject premiums and policy fees were written. The fair value of the management agreement acquired is $3.2 million and is being amortized over four years. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee.

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

The fair value of the intangible assets acquired and respective amortization periods for HNIC are as follows ($ in thousands):

Insurance licenses	$1,300	-
Non-compete agreement	$670	3 years
Agency relationships	$3,063	10 years

In conjunction with the acquisition, cash and cash equivalents were provided as follows ($ in thousands):

Fair value of tangible assets excluding cash and cash equivalents	$29,796
Fair value of intangible assets acquired, net of deferred taxes	5,737
Fair value of liabilities assumed	(42,937)
Cash and cash equivalents provided by acquisition	$(7,404)

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of up to $350 thousand may become payable following four full calendar quarters after closing and a contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing, in each case based upon a formula contained in the acquisition agreement. We recorded a bargain purchase gain of $165 thousand on the acquisition which is reported in other income. The gain resulted from the difference in the estimated purchase price and the fair value of the net assets acquired and liabilities assumed as of July 1, 2011. TBIC is a Texas domiciled insurance company that writes workers comp insurance through independent agents in Texas only.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

Pursuant to ASC 350, we have identified the components of goodwill and assigned the carrying value of these components among our business units, as follows: Standard Commercial business unit - $2.1 million; E&S Commercial business unit - $19.9 million; General Aviation business unit - $9.7 million; Personal Lines business unit - $5.3 million; and Excess & Umbrella business unit - $7.7 million. The determination of fair value was based on an income approach utilizing discounted cash flows.

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

During 2011, 2010 and 2009, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2011	2010
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(10,846)	(8,608)
Tradename	(1,241)	(1,012)
Management agreement	(2,087)	(1,279)
Non-compete & employment agreements	(3,556)	(3,244)
Insurance licenses	-	-
Total accumulated amortization	(17,730)	(14,143)

Total net carrying amount	$26,654	$30,241

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2012	$3,586
2013	$3,115
2014	$2,526
2015	$2,468
2016	$2,468

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

5.	Other Assets:

The following table details our other assets as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Profit sharing commission receivable	$2,712	$5,143
Accrued investment income	4,119	3,809
Debt issuance costs	1,259	1,311
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	3,012	2,829
Other assets	405	413
	$13,209	$15,207

6.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2011	2010	2009

Balance at January 1	$251,677	$184,662	$156,363
Less reinsurance recoverable	37,954	8,412	6,338
Net Balance at January 1	213,723	176,250	150,025

Acquisition of subsidiaries effective July 1	8,816	-	-

Incurred related to:
Current year	222,869	193,354	151,999
Prior years	16,366	9,190	1,620
Total incurred	239,235	202,544	153,619

Paid related to:
Current year	101,025	91,424	62,584
Prior years	105,848	73,647	64,810
Total paid	206,873	165,071	127,394

Net Balance at December 31	254,901	213,723	176,250
Plus reinsurance recoverable	42,044	37,954	8,412
Balance at December 31	$296,945	$251,677	$184,662

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

The $16.4 million, $9.2 million and $1.6 million unfavorable development in prior accident years recognized in 2011, 2010 and 2009, respectively, represent normal changes in our loss reserve estimates. In 2011, 2010 and 2009, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The $16.4 million increase in reserves for unpaid losses and LAE recognized in 2011 was attributable to $15.0 million unfavorable development on claims incurred in the 2010 accident year, $3.6 million unfavorable development on claims incurred in the 2009 accident year and $2.2 million favorable development on claims incurred in the 2008 and prior accident years. Our Personal Lines business unit and E&S Commercial business unit accounted for $19.6 million and $3.7 million, respectively, of the increase in reserves recognized during 2011. The $19.6 million increase in reserves during 2011 for our Personal Lines business unit includes $10.3 million, which was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida, the complexity related to Florida personal injury protection coverage claims and the high incidence of fraudulent claims in that market. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to rapid geographic expansion. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto and physical damage and general liability lines of business. These unfavorable developments were partially offset by favorable prior years’ loss development of $6.1 million in our General Aviation business unit related to our liability lines of business and $0.8 million in our Standard Commercial business unit primarily related to our commercial property lines of business.

For the purpose of estimating the reserves for unpaid losses and LAE for the year ended December 31, 2011, past experience was adjusted for the rapid emergence of additional Florida claims development.  While we believe the reserves for unpaid losses and LAE are adequate, given our limited historical experience within the state, there is a reasonable possibility that this recent claims experience could be an indication of an unfavorable trend that may require additional reserves for unpaid losses and LAE.  We have estimated the increase in reserves attributable to recent Florida claim experience to be $10.3 million for the year ended December 31, 2011, based on an estimated range of possible adverse development of $9.5 million to $11.0 million.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2011 is with reinsurers that have an A.M. Best rating of “A-“ or better.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2011	2010	2009
Premium Written :
Direct	$271,219	$249,071	$214,074
Assumed	83,662	71,902	73,484
Ceded	(51,005)	(39,332)	(25,818)
	$303,876	$281,641	$261,740

Premium Earned:
Direct	$270,520	$239,282	$185,727
Assumed	79,560	75,461	83,747
Ceded	(57,039)	(36,472)	(18,402)
	$293,041	$278,271	$251,072

Reinsurance recoveries	$32,941	$22,172	$8,975

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $0.7 million and $1.6 million as of December 31, 2011 and 2010, respectively.

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss in excess of our $6.0 million retention up to $34.0 million for each catastrophic occurrence, subject to an aggregate limit of $68.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Comp. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Comp business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.
•	Standard Commercial. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. We purchase proportional reinsurance on our medical professional liability risks where we retain 40% of each risk and cede the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller, State Auto Property & Casualty Insurance Company (“SAPCI”), pursuant to which SAPCI handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing and a portion of the liabilities during a transition period of up to six months following the closing.

8.	Revolving Credit Facility and Notes Payable:

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of December 31, 2011, we were in compliance with or had obtained waivers of all of our covenants. On July 6, 2011, we borrowed $1.25 million under our revolving credit facility to repurchase our common stock under the Company’s stock buyback program. As of December 31, 2011 and 2010, the balance on the revolving note was $4.1 million and $2.8 million, respectively. The revolving note currently bears interest at 3.06% per annum.

At the time of our acquisition of TBIC Holding and its subsidiaries on July 1, 2011, TBIC Holding and TBICRM had an aggregate $1.7 million in notes payable to their bank. Immediately following the acquisition, we caused TBIC Holding and TBICRM to repay these notes payable in full.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

9.	Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2011, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2011, the balance of our Trust II subordinated debt was $25.8 million.

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit and the workers compensation insurance products handled by our Workers Comp business unit. Our Standard Commercial business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Comp business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries. The Workers Comp business unit was acquired July 1, 2011.

•	Specialty Commercial Segment. The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit and the commercial excess liability and umbrella products handled by our Excess & Umbrella business unit, as well as the Specialty Programs managed by Hallmark. Our E&S Commercial business unit is comprised of our TGA, PAAC and TGARSI subsidiaries. Our General Aviation business unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Excess & Umbrella business unit is compromised of our HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters and motorcycle insurance products and services handled by our Personal Lines business unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment.

•	Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•	Hallmark National Insurance Company was acquired on December 31, 2010. Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company control and management is maintained through our wholly owned subsidiary, CYR. CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company was acquired on July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 33% of the net premiums written by any of them, HIC retains 28% of the net premiums written by any of them, HSIC retains 28% of the net premiums written by any of them and HNIC retains 11% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

The following is additional business segment information for the twelve months ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Revenues
Standard Commercial Segment	$72,830	$69,670	$76,496
Speciality Commercial Segment	142,838	131,076	131,504
Personal Segment	101,351	96,741	73,785
Corporate	5,752	9,573	5,254
Consolidated	$322,771	$307,060	$287,039

Depreciation and Amortization Expense
Standard Commercial Segment	$174	$159	$87
Speciality Commercial Segment	3,293	3,703	3,075
Personal Segment	1,431	666	494
Corporate	166	223	449
Consolidated	$5,064	$4,751	$4,105

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	-	-	30
Personal Segment	-	-	-
Corporate	4,631	4,598	4,572
Consolidated	$4,631	$4,598	$4,602

Tax Expense (Benefit)
Standard Commercial Segment	$(378)	$(1,384)	$1,905
Speciality Commercial Segment	4,479	4,015	5,151
Personal Segment	(13,976)	(789)	2,482
Corporate	959	(1,017)	(908)
Consolidated	$(8,916)	$825	$8,630

Pre-tax Income (Loss), net of non-controlling interest
Standard Commercial Segment	$1,329	$(2,316)	$9,266
Speciality Commercial Segment	14,421	13,315	20,883
Personal Segment	(29,606)	(705)	11,000
Corporate	(5,881)	(2,135)	(7,944)
Consolidated	$(19,737)	$8,159	$33,205

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

10.	Segment Information, continued

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2011	2010
Assets
Standard Commercial Segment	$144,922	$118,818
Specialty Commercial Segment	349,547	331,526
Personal Segment	232,138	204,660
Corporate	20,306	82,299
Consolidated	$746,913	$737,303

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2011	2010	2009
Numerator for both basic and diluted earnings per share:
Net (loss) income attributable to Hallmark Financial Services, Inc.	$(10,821)	$7,334	$24,575

Denominator, basic shares	19,673	20,123	20,620
Effect of dilutive securities:
Stock options	14	52	13
Denominator, diluted shares	19,687	20,175	20,633

Basic earnings per share:	$(0.55)	$0.36	$1.19

Diluted earnings per share:	$(0.55)	$0.36	$1.19

We had 809,999 shares, 899,166 shares and 899,166 shares of common stock potentially issuable upon exercise of employee stock options for years ended 2011, 2010 and 2009, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2016 to 2021.

12.	Regulatory Capital Restrictions:

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or  statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2012, the aggregate ordinary dividend capacity of these subsidiaries is $20.3 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2011 or 2010.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. American Hallmark General Agency, Inc. paid $5.4 million, $5.6 million and $5.6 million in management fees to Hallmark during 2011, 2010 and 2009, respectively. HIC paid $1.2 million in management fees to American Hallmark General Agency, Inc. during each of 2011, 2010 and 2009. AHIC paid $4.5 million, $4.4 million and $4.5 million in management fees to American Hallmark General Agency, Inc. during 2011, 2010 and 2009, respectively. HSIC paid $65,000, $60,000 and $60,000 in management fees to TGA during 2011, 2010 and 2009, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2011, our insurance company subsidiaries reported statutory capital and surplus of $172.6 million, substantially greater than the minimum requirements for each state. For the year ended December 31, 2011, our insurance company subsidiaries reported statutory net loss of $17.2 million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2011, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of December 31, 2011, there were incentive stock options to purchase 1,100,832 shares of our common stock outstanding and non-qualified stock options to purchase 319,157 shares of our common stock outstanding and there were 564,178 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of December 31, 2011 and changes during the year then ended is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2011	1,627,500	$9.66
Granted	29,157	$7.68
Exercised	(15,000)	$6.61
Forfeited or expired	(221,668)	$9.59
Outstanding at December 31, 2011	1,419,989	$9.66	6.2	$196
Exercisable at December 31, 2011	946,310	$10.67	5.7	$65

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Intrinsic value of options exercised	$4	$47	$113

Cost of share-based payments (non-cash)	$709	$1,114	$1,334

Income tax benefit of share-based payments recognized in income	$30	$30	$78

As of December 31, 2011 there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.4 million is expected to be recognized in 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

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

The following table details the weighted average grant date fair value and related assumptions for the periods indicated.

	2011	2010	2009

Grant date fair value per share	$2.52	$3.62	$3.00

Expected term (in years)	5.8	6.0	6.8
Expected volatility	30.9%	35.0%	40.0%
Risk free interest rate	1.4%	3.2%	2.7%

14.	Retirement Plans

Certain employees of the Standard Commercial business unit were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2011, 2010 and 2009 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Assumptions (end of period):
Discount rate used in determining benefit obligation	4.50%	5.25%	6.00%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,990)	$(12,050)	$(11,301)

Projected benefit obligation	$(12,990)	$(12,050)	$(11,301)
Fair value of plan assets	9,019	9,217	8,673
Funded status	$(3,971)	$(2,833)	$(2,628)
Net actuarial loss	(4,582)	(3,114)	(2,805)
Accumulated other comprehensive loss	(4,582)	(3,114)	(2,805)
Prepaid pension cost	611	281	177
Net amount recognized as of December 31	$(3,971)	$(2,833)	$(2,628)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,050	$11,301	$12,159
Interest cost	609	651	643
Actuarial liability loss (gain)	1,160	925	(631)
Benefits paid	(829)	(827)	(870)
Benefit obligation as of end of period	$12,990	$12,050	$11,301

Change in plan assets:
Fair value of plan assets as of beginning of period	$9,217	$8,673	$7,850
Actual return on plan assets (net of expenses)	(4)	937	1,693
Employer contributions	635	434	-
Benefits paid	(829)	(827)	(870)
Fair value of plan assets as of end of period	$9,019	$9,217	$8,673

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	609	651	643
Expected return on plan assets	(590)	(546)	(485)
Recognized actuarial loss	287	224	489
Net periodic pension cost	$306	$329	$647

Discount rate	5.25%	6.00%	5.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

Estimated future benefit payments by fiscal year (in thousands):

2012	$921
2013	$921
2014	$918
2015	$914
2016	$902
2017-2021	$4,335

As of December 31, 2011, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, bonds and notes of $2.9 million and equity securities of $5.7 million.

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

We estimate contributing $0.9 million to the defined benefit cash balance plan during 2012. We expect our 2012 periodic pension cost to be $0.5 million, the components of which are interest cost of $0.6 million, expected return on plan assets of ($0.6) million and amortization of actuarial loss of $0.5 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2011 and 2010.

	12/31/11	12/31/10
Asset Category:
Fixed income securities	32%	32%
Equity securities	64%	65%
Other	4%	3%
Total	100%	100%

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

Years ended December 31, 2011, 2010, and 2009

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have not adjusted any prices received from third-party pricing services.

In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Level 3 investments are valued based on the best available data in order to approximate fair value. This data may be internally developed and consider risk premiums that a market participant would require.

There were no transfers between Level 1 and Level 2 securities.

The following table presents for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2011 (in thousands).

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$2,916	$-	$2,916
Equity securities	5,733	-	-	5,733
Cash and equivalents	370	-	-	370
Total	$6,103	$2,916	$-	$9,019

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.2 million for each of the twelve months ended December 31, 2011, 2010 and 2009, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2011 and 2010, are as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Deferred policy acquisition costs	$(8,193)	$(7,588)
Net unrealized holding gain on investments	(5,047)	(5,767)
Agency relationship	(104)	(113)
Intangible assets	(7,738)	(8,624)
Fixed assets	(858)	(669)
Other	(400)	(578)
Total deferred tax liabilities	(22,340)	(23,339)
Deferred tax assets:
Unearned premiums	8,864	8,082
Amortization of non-compete agreements	536	595
Pension liability	1,604	1,090
Net operating loss carry-forward	1,070	889
Unpaid loss and loss adjustment expense	7,699	6,434
Goodwill	93	302
Rent reserve	223	8
Investment impairments	1,254	1,599
Other	563	186
Total deferred tax assets	21,906	19,185

Deferred federal income taxes, net	$(434)	$(4,154)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

15.	Income Taxes, continued:

A reconciliation of the income tax provisions based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	2011	2010	2009
Computed expected income tax (benefit) expense at statutory regulatory tax rate	$(6,888)	$2,892	$11,640
Meals and entertainment	44	17	14
Tax exempt interest	(1,835)	(1,829)	(2,157)
Dividends received deduction	(99)	(172)	(253)
State taxes (net of federal benefit)	84	299	159
Valuation allowance	-	-	(1,213)
Other	(222)	(382)	440
Income tax (benefit) expense	$(8,916)	$825	$8,630

Current income tax (benefit) expense	$(6,059)	$1,843	$10,165
Deferred tax benefit	(2,857)	(1,018)	(1,535)
Income tax (benefit) expense	$(8,916)	$825	$8,630

The deferred tax benefit of $2.9 million includes a benefit of $0.4 million for the reclass from other comprehensive income to operations for the tax benefit of the valuation allowance credit remaining in other comprehensive income after the valuation allowance was fully released in 2009. The tax benefit is reclassed to operations as the securities for which the original valuation allowance in other comprehensive income was established are sold.

The change in deferred federal income taxes, net is comprised of the following: a deferred tax benefit of $2.5 million, a decrease in net unrealized holding gain on investments recorded through accumulated other comprehensive income of $0.7 million, an increase in deferred tax assets acquired as part of the TBIC acquisition of $0.4 million, an increase in deferred tax liabilities related to the correction of an immaterial error on CYR intangibles as discussed in Note 1 of ($0.4) million and an increase in the deferred tax asset related to the minimum pension liability recorded through accumulated other comprehensive income of $0.5 million.

We have available, for federal income tax purposes, unused net operating loss of approximately $3.1 million at December 31, 2011. The losses were acquired as part of the HIC, HCM and TBIC acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire, if unused, as follows (in thousands):

Year
2021	$1,625
2022	878
2028	2
2030	510
2031	42
$3,057

We are no longer subject to U.S. federal, state, local or non – U.S. income tax examinations by tax authorities for years prior to 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2011.

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2018. Certain of these leases contain renewal options. Rental expense amounted to $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Year

2012	$1,631
2013	1,908
2014	1,903
2015	1,889
2016	1,584
2017 and thereafter	5,715

Total minimum lease payments	$14,630

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can be recovered through a reduction in future premium taxes paid, we capitalize the assessments as they are paid and amortize the capitalized balance against our premium tax expense. There were no assessments during 2011, 2010 or 2009.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past year we have been engaged in conversations with the Comptroller’s counsel and are waiting on presentment of the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2011 related to this matter.

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2011, 2010 and 2009 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2008	$(3,336)	$(13,096)	$(16,432)
Cumulative effect of adjustments resulting from adoption of change in accounting principle, net of tax (1)	-	(1,665)	(1,665)
Other comprehensive income:
Change in net actuarial loss	2,327	-	2,327
Tax effect on change in net actuarial loss	(814)	-	(814)
Unrealized holding gains arising during the period	-	42,299	42,299
Tax effect on unrealized gains arising during the period		(14,805)	(14,805)
Reclassification adjustment for gains included in net income	-	(3,571)	(3,571)
Tax effect on reclassification adjustment for gains included in net income	-	1,250	1,250
Other comprehensive income, net of tax	1,513	25,173	26,686

Balance at December 31, 2009	$(1,823)	$10,412	$8,589
Other comprehensive income:
Change in net actuarial loss	(309)	-	(309)
Tax effect on change in net actuarial loss	108	-	108
Unrealized holding gains arising during the period	-	10,324	10,324
Tax effect on unrealized gains arising during the period		(3,614)	(3,614)
Reclassification adjustment for gains included in net income	-	(8,402)	(8,402)
Tax effect on reclassification adjustment for gains included in net income	-	2,941	2,941
Other comprehensive income, net of tax	(201)	1,249	1,048

Balance at December 31, 2010	$(2,024)	$11,661	$9,637
Other comprehensive loss:
Change in net actuarial loss	(1,468)	-	(1,468)
Tax effect on change in net actuarial loss	514	-	514
Unrealized holding gains arising during the period	-	191	191
Tax effect on unrealized gains arising during the period		(67)	(67)
Reclassification adjustment for gains included in net income	-	(3,633)	(3,633)
Tax effect on reclassification adjustment for gains included in net income	-	1,272	1,272
Other comprehensive loss, net of tax	(954)	(2,237)	(3,191)

Balance at December 31, 2011	$(2,978)	$9,424	$6,446

(1) As of April 1, 2009, we had securities with $3.7 million of other-than-temporary impairment previously recognized in earnings of which $1.1 million represented the credit component and $2.6 million represented the noncredit component which was reclassified back to accumulated other comprehensive income through a cumulative-effect adjustment. (Note 1)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2011.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2011 is with reinsurers that have an A.M. Best rating of “A-” or better.

19.	Unaudited Selected Quarterly Financial Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$77,408	$78,513	$83,748	$83,102	$75,823	$75,687	$76,217	$79,333
Total expense	89,013	87,757	83,001	82,679	66,642	76,996	74,963	80,195
Income (loss) before tax	(11,605)	(9,244)	747	423	9,181	(1,309)	1,254	(862)
Income tax (benefit)expense	(393)	(9,229)	616	90	2,890	(953)	205	(1,317)
Net (loss) income	(11,212)	(15)	131	333	6,291	(356)	1,049	455
Net income attributable to non-controlling interest	14	8	6	30	5	32	33	35
Net (loss) income attributable to Hallmark Financial Services, Inc.	$(11,226)	$(23)	$125	$303	$6,286	$(388)	$1,016	$420

Basic earnings (loss) per share:	$(0.56)	$0.00	$0.01	$0.02	$0.31	$(0.02)	$0.05	$0.02
Diluted earnings (loss) per share:	$(0.56)	$0.00	$0.01	$0.02	$0.31	$(0.02)	$0.05	$0.02

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2011 and 2010

(In thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$3,309	$10,983
Investment in subsidiaries	289,429	299,711
Deferred federal income taxes	387	173
Other assets	3,536	3,821

	$296,661	$314,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$60,752	$59,502
Current federal income tax payable	3,017	7,855
Accounts payable and other accrued expenses	16,765	11,568

	80,534	78,925

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2011 and in 2010	3,757	3,757
Capital in excess of par value	122,487	121,815
Retained earnings	94,995	105,816
Accumulated other comprehensive income	6,446	9,637
Treasury stock (1,609,374 shares in 2011 and 748,662 in 2010), at cost	(11,558)	(5,262)

Total stockholders’ equity	216,127	235,763

Total liabilities and stockholders’ equity	$296,661	$314,688

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Investment loss, net of expenses	$(194)	$(119)	$(166)
Net realized gain	-	41	313
Management fee income	7,288	6,071	7,127
Other income	-	5	-

	7,094	5,998	7,274

Operating expenses	7,851	6,885	8,190
Interest expense	4,631	4,598	4,572
Amortization of intangible assets	42	150	379

	12,524	11,633	13,141

Loss before equity in undistributed (loss) earnings of subsidiaries and income tax benefit	(5,430)	(5,635)	(5,867)

Income tax benefit	(1,669)	(1,608)	(1,609)

Loss before equity in undistributed (loss) earnings of subsidiaries	(3,761)	(4,027)	(4,258)
Equity in undistributed share of (loss) earnings in subsidiaries	(7,060)	11,361	28,833

Net (loss) income	$(10,821)	$7,334	$24,575
Comprehensive (loss) income	$(14,012)	$8,382	$51,261

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(10,821)	$7,334	$24,575

Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization expense	276	223	448
Deferred income tax (benefit) expense	(215)	(12)	112
Undistributed share of loss (earnings) of subsidiaries	7,060	(11,361)	(28,833)
Realized loss	-	(41)	(313)
Change in current federal income tax payable	(4,838)	(700)	5,138
Change in all other liabilities	5,047	4,092	2,557
Change in all other assets	1,074	838	2,406

Net cash (used in) provided by operating activities	(2,417)	373	6,090

Cash flows from investing activities:
Purchases of property and equipment	(205)	(28)	(22)
Purchase of fixed maturity and equity securities	-	(989)	(10,957)
Maturities and redemptions of investment securities	-	1,956	12,651

Net cash (used in) provided by investing activities	(205)	939	1,672

Cash flows from financing activities:
Proceeds from exercise of employee stock options	99	25	115
Purchase of treasury shares	(6,401)	-	(5,250)
Net borrowings (repayments) of note payable	1,250	-	(318)
Net cash (used in) provided by financing activities	(5,052)	25	(5,453)

(Decrease) increase in cash and cash equivalents	(7,674)	1,337	2,309
Cash and cash equivalents at beginning of year	10,983	9,646	7,337
Cash and cash equivalents at end of year	$3,309	$10,983	$9,646

Supplemental cash flow information:
Interest paid	$(4,620)	$(4,594)	$(4,612)

Income taxes (paid) recovered	$(3,383)	$895	$6,860

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other				Amortization
	Deferred	Claims and		Policy			Benefits,	of Deferred
	Policy	Loss		Claims		Net	Claims, Losses	Policy	Other	Net
	Acquisition	Adjustment	Unearned	and Benefits	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2011
Personal Segment	$5,777	$53,280	$26,307	$-	$92,962	$2,470	$101,030	$13,057	$29,706	$95,655
Standard Commercial Segment	6,225	100,487	32,854	-	64,586	4,061	50,940	13,238	20,589	63,944
Specialty Commercial Segment	11,406	143,178	86,943	-	135,493	7,416	87,265	22,986	39,471	144,277
Corporate	-	-	-	-	-	1,933	-	-	6,962	-

Consolidated	$23,408	$296,945	$146,104	$-	$293,041	$15,880	$239,235	$49,281	$96,728	$303,876

2010
Personal Segment	$5,401	$50,768	$33,152	$-	$88,602	$2,135	$72,165	$22,433	$26,855	$95,096
Standard Commercial Segment	6,168	84,524	33,134	-	65,571	4,475	51,468	13,353	20,128	63,572
Specialty Commercial Segment	10,110	116,385	74,679	-	124,098	7,073	78,911	21,573	34,933	122,973
Corporate	-	-	-	-	-	1,166	-	-	6,960	-

Consolidated	$21,679	$251,677	$140,965	$-	$278,271	$14,849	$202,544	$57,359	$88,876	$281,641

2009
Personal Segment	$3,760	$24,808	$17,001	$-	$67,512	$1,809	$43,794	$15,027	$19,915	$71,708
Standard Commercial Segment	6,532	79,429	35,098	-	71,290	5,009	44,372	14,456	22,196	68,082
Specialty Commercial Segment	10,500	80,425	72,990	-	112,270	5,907	65,453	22,848	43,143	121,950
Corporate	-	-	-	-	-	2,222	-	-	8,246	-

Consolidated	$20,792	$184,662	$125,089	$-	$251,072	$14,947	$153,619	$52,331	$93,500	$261,740

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services

Schedule IV - Reinsurance

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
Year Ended December 31, 2011
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	270,520	57,039	79,560	293,041	27.1%
Title Insurance	-	-	-	-

Total premiums	$270,520	$57,039	$79,560	$293,041	27.1%

Year Ended December 31, 2010
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	239,282	36,472	75,461	278,271	27.1%
Title Insurance	-	-	-	-

Total premiums	$239,282	$36,472	$75,461	$278,271	27.1%

Year Ended December 31, 2009
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	185,727	18,402	83,747	251,072	33.4%
Title Insurance	-	-	-	-

Total premiums	$185,727	$18,402	$83,747	$251,072	33.4%

See accompanying report of independent registered public accounting firm.

 FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves					Claims and Claim
		for Unpaid	Discount				Adjustment		Amortization	Paid
	Deferred	Claims and	if any,				Expenses Incurred Related to		of Deferred	Claims and
Affiliation	Policy	Claim	Deducted			Net	(1)	(2)	Policy	Claims
With	Acquisition	Adjustment	In	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

(a) Consolidated property-casualty Entities

2011	$23,408	$296,945	$-	$146,104	$293,041	$15,880	$222,869	$16,366	$49,281	$206,873	$303,876

2010	$21,679	$251,677	$-	$140,965	$278,271	$14,849	$193,354	$9,190	$57,359	$165,071	$281,641

2009	$20,792	$184,662	$-	$125,089	$251,072	$14,947	$151,999	$1,620	$52,331	$127,394	$261,740

See accompanying report of independent registered public accounting firm.

