Form 10-Q
period 2012-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2012-05-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of May 8, 2012.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31	December 31
	2012	2011
	(unaudited)	(as adjusted)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $400,376 in 2012 and $380,578 in 2011)	$402,394	$380,469
Equity securities, available-for-sale, at fair value (cost: $30,376 in 2012 and $30,465 in 2011)	44,085	44,159

Total investments	446,479	424,628

Cash and cash equivalents	70,215	74,471
Restricted cash	7,697	9,372
Ceded unearned premiums	19,518	19,470
Premiums receivable	62,744	53,513
Accounts receivable	3,617	3,946
Receivable for securities	448	2,617
Reinsurance recoverable	44,154	42,734
Deferred policy acquisition costs	24,543	22,554
Goodwill	44,695	44,695
Intangible assets, net	25,758	26,654
Federal income tax recoverable	6,500	6,738
Prepaid expenses	1,936	1,458
Other assets	13,122	13,209

Total assets	$771,426	$746,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$1,550	$4,050
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	305,716	296,945
Unearned premiums	153,905	146,104
Unearned revenue	58	55
Reinsurance balances payable	4,161	3,139
Accrued agent profit sharing	451	959
Accrued ceding commission payable	1,068	1,071
Pension liability	3,840	3,971
Payable for securities	10,345	203
Deferred federal income taxes, net	631	135
Accounts payable and other accrued expenses	14,498	15,869

Total liabilities	552,925	529,203

Commitments and Contingencies (Note 17)

Redeemable non-controlling interest	1,142	1,284

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2012 and 2011; issued 20,872,831 in 2012 and 2011	3,757	3,757
Additional paid-in capital	122,644	122,487
Retained earnings	94,611	94,440
Accumulated other comprehensive income	7,905	6,446
Treasury stock (1,609,374 shares in 2012 and 2011), at cost	(11,558)	(11,558)

Total stockholders' equity	217,359	215,572

	$771,426	$746,059

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended
	March 31
	2012	2011
		(as adjusted)
Gross premiums written	$97,395	$89,712
Ceded premiums written	(12,433)	(13,478)
Net premiums written	84,962	76,234
Change in unearned premiums	(7,754)	(6,121)
Net premiums earned	77,208	70,113

Investment income, net of expenses	3,846	4,007
Net realized (losses) gains	(119)	1,119
Finance charges	1,640	1,740
Commission and fees	180	415
Other income	231	14

Total revenues	82,986	77,408

Losses and loss adjustment expenses	54,791	63,785
Other operating expenses	25,932	23,153
Interest expense	1,149	1,158
Amortization of intangible assets	897	897

Total expenses	82,769	88,993

Income (loss) before tax	217	(11,585)
Income tax expense (benefit)	23	(386)
Net income (loss)	194	(11,199)
Less: Net income attributable to non-controlling interest	23	14

Net income (loss) attributable to Hallmark Financial Services, Inc.	$171	$(11,213)

Net income (loss) per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$0.01	$(0.56)
Diluted	$0.01	$(0.56)

The accompanying notes are an integral part

of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ In thousands)

	Three Months Ended
	March 31,
	2012	2011
		(as adjusted)
Net income (loss)	$194	$(11,199)
Other comprehensive income (loss):
Change in net actuarial gain	120	71
Tax effect on change in net actuarial gain	(42)	(25)
Unrealized holding gains (losses) arising during the period	2,024	(1,152)
Tax effect on unrealized holding gains (losses) arising during the period	(709)	403
Reclassification adjustment for gains (losses) included in net income	101	(1,119)
Tax effect on reclassification adjustment for gains (losses) included in net income	(35)	392
Other comprehensive income (loss), net of tax	1,459	(1,430)
Comprehensive income (loss)	$1,653	$(12,629)
Less: comprehensive income attributable to non-controlling interest	23	14
Comprehensive income (loss) attributable to Hallmark Financial Services, Inc.	$1,630	$(12,643)

 The accompanying notes are an integral

part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2012	2011
		(as adjusted)
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,487	121,815
Accretion of redeemable noncontrolling interest	19	(3)
Equity based compensation	138	262

Balance, end of period	122,644	122,074

Retained Earnings
Balance, beginning of period	94,995	105,816
Cumulative effect of adjustments resulting from adoption of change in accounting principle, net of tax	(555)	(485)
Net income (loss) attributable to Hallmark Financial Services, Inc.	171	(11,213)

Balance, end of period	94,611	94,118

Accumulated Other Comprehensive Income
Balance, beginning of period	6,446	9,637
Additional minimum pension liability, net of tax	78	46
Net unrealized holding gains (losses) arising during period, net of tax	1,315	(749)
Reclassification adjustment for gains (losses) included in net income, net of tax	66	(727)

Balance, end of period	7,905	8,207

Treasury Stock
Balance, beginning of period	(11,558)	(5,262)

Balance, end of period	(11,558)	(5,262)

Total Stockholders' Equity	$217,359	$222,894

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31
	2012	2011
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$194	$(11,199)
Adjustments to reconcile net income (loss) to cash provided by (used) in operating activities:
Depreciation and amortization expense	1,110	1,224
Deferred federal income taxes	(305)	(541)
Net realized (losses) gains	119	(1,119)
Share-based payments expense	138	262
Change in ceded unearned premiums	(48)	3,360
Change in premiums receivable	(11,026)	(8,309)
Change in accounts receivable	329	(3)
Change in deferred policy acquisition costs	(1,989)	(1,284)
Change in unpaid losses and loss adjustment expenses	8,771	17,057
Change in unearned premiums	7,801	2,761
Change in unearned revenue	3	(7)
Change in accrued agent profit sharing	(508)	(627)
Change in reinsurance recoverable	(1,420)	(4,370)
Change in reinsurance payable	1,022	(2,322)
Change in current federal income tax recoverable	238	127
Change in accrued ceding commission payable	(3)	-
Change in all other liabilities	292	(844)
Change in all other assets	95	(146)
Net cash provided by (used in) operating activities	4,813	(5,980)

Cash flows from investing activities:
Purchases of property and equipment	(34)	(667)
Net transfers from restricted cash	1,675	2,487
Payment for acquisition of subsidiaries	-	(14,000)
Purchases of investment securities	(37,108)	(72,172)
Maturities, sales and redemptions of investment securities	29,045	74,512
Net cash used in investing activities	(6,422)	(9,840)

Cash flows from financing activities:
Activity under revolving credit facility	(2,500)	-
Distribution to non-controlling interest	(147)	-
Net cash used in financing activities	(2,647)	-

Decrease in cash and cash equivalents	(4,256)	(15,820)
Cash and cash equivalents at beginning of period	74,471	60,519
Cash and cash equivalents at end of period	$70,215	$44,699

Supplemental cash flow information:
Interest paid	$1,118	$1,152
Income taxes paid	$91	$28

Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(2,169)	$(8,191)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$10,142	$6,850

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

We pursue our business activities through subsidiaries whose operations are organized into six business units that are supported by our insurance company subsidiaries. Our Standard Commercial business unit handles commercial insurance products and services in the standard market. Our Workers Compensation business unit specializes in small and middle market workers compensation business. Our E&S Commercial business unit handles primarily commercial and medical professional liability insurance products and services in the excess and surplus lines market. Our General Aviation business unit handles general aviation insurance products and services. Our Excess & Umbrella business unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage. Our Personal Lines business unit handles personal insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

These six business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes the Standard Commercial business unit and the Workers Compensation business unit. The Personal Segment presently consists solely of the Personal Lines business unit. The Specialty Commercial Segment includes the E&S Commercial, General Aviation and Excess & Umbrella business units.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2012 and 2011 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Revolving Credit Facility Payable: The carrying value of our bank revolving credit facility of $1.6 million approximates the fair value based on the current interest rate.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $50.4 million as of March 31, 2012. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows.

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

We evaluate on an ongoing basis our investments in Trust I and II (collectively the “Trusts”) and we do not have a variable interest in the Trusts.  Therefore, the Trusts are not included in our consolidated financial statements.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance may be applied prospectively or retrospectively. The Company elected retrospective application of this guidance. The adoption of this guidance decreased deferred policy acquisition costs by $0.9 million, decreased deferred federal income taxes, net by $0.3 million and decreased stockholders’ equity by $0.6 million as previously reported as of December 31, 2011. Amortization of deferred policy acquisition costs included in other operating expenses and income tax benefit for the three months ended March 31, 2011 were retrospectively restated to conform to the change in accounting guidance, the effect of which on previously reported net loss for the three months ended March 31, 2011 was immaterial.

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

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. The updated guidance no longer requires an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on our financial position or results of operations.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million. In connection with the acquisition, we executed an operating agreement for each subsidiary. The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”). The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters. We estimate the ultimate redemption value of the Put/Call Option to be $1.3 million at March 31, 2012.

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

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding Corporation (“TBIC Holding”) for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of up to $350 thousand may become payable following four full calendar quarters after closing and a contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing, in each case based upon a formula contained in the acquisition agreement. We recorded a bargain purchase gain of $165 thousand on the acquisition, which is reported in other income. The gain resulted from the difference in the estimated purchase price and the fair value of the net assets acquired and liabilities assumed as of July 1, 2011.

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, and U.S. Treasury securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. In addition, using the prices received for the securities from the third party pricing services, we compare a sample of the prices against additional sources. We have not adjusted any prices received from the third party pricing services.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$11,134	$-	$11,134
Corporate bonds	-	104,138	-	104,138
Collateralized corporate bank loans	-	107,998	1,122	109,120
Municipal bonds	-	155,411	18,689	174,100
Mortgage-backed	-	3,902	-	3,902
Total debt securities	-	382,583	19,811	402,394

Financial services	14,747	-	-	14,747
All other	29,338	-	-	29,338
Total equity securities	44,085	-	-	44,085

Total debt and equity securities	$44,085	$382,583	$19,811	$446,479

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 9.5%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 (in thousands):

Beginning balance as of January 1, 2012	$20,608

Settlements	(67)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(730)
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of March 31, 2012	$19,811

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2012	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$11,124	$16	$(6)	$11,134
Corporate bonds	102,924	2,692	(1,478)	104,138
Collateralized corporate bank loans	109,350	583	(813)	109,120
Municipal bonds	173,156	3,900	(2,956)	174,100
Mortgage-backed	3,822	86	(6)	3,902
Total debt securities	400,376	7,277	(5,259)	402,394

Financial services	11,619	3,346	(218)	14,747
All other	18,757	10,600	(19)	29,338
Total equity securities	30,376	13,946	(237)	44,085

Total debt and equity securities	$430,752	$21,223	$(5,496)	$446,479

As of December 31, 2011

U.S. Treasury securities and obligations of U.S. Government	$11,152	$24	$-	$11,176
Corporate bonds	93,272	2,305	(1,655)	93,922
Collateralized corporate bank loans	94,638	175	(1,920)	92,893
Municipal bonds	177,432	3,458	(2,549)	178,341
Mortgage-backed	4,084	80	(27)	4,137
Total debt securities	380,578	6,042	(6,151)	380,469

Financial services	11,618	4,463	(260)	15,821
All other	18,847	9,554	(63)	28,338
Total equity securities	30,465	14,017	(323)	44,159

Total debt and equity securities	$411,043	$20,059	$(6,474)	$424,628

Major categories of net realized (losses) gains on investments are summarized as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011

U.S. Treasury securities and obligations of U.S. Government	$-	$14
Corporate bonds	(114)	-
Collateralized corporate bank loans	1	434
Municipal bonds	(80)	(67)
Equity securities-financial services	92	738
Equity securities-all other	-	-
(Loss) gain on investments	(101)	1,119
Other-than-temporary impairments	(18)	-
Net realized (losses) gains	$(119)	$1,119

We realized gross gains on investments of $0.1 million and $1.2 million during the three months ended March 31, 2012 and 2011, respectively. We realized gross losses on investments of $0.2 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively. We recorded proceeds from the sale of investment securities of $0.2 million and $32.7 million during the three months ended March 31, 2012 and 2011, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$6,057	$(6)	$-	$-	$6,057	$(6)
Corporate bonds	26,723	(594)	2,262	(884)	28,985	(1,478)
Collateralized corporate bank loans	38,797	(805)	1,883	(8)	40,680	(813)
Municipal bonds	27,285	(235)	35,909	(2,721)	63,194	(2,956)
Mortgage-backed	832	(6)	-	-	832	(6)
Total debt securities	99,694	(1,646)	40,054	(3,613)	139,748	(5,259)

Financial services	377	(21)	1,453	(197)	1,830	(218)
All other	665	(19)	-	-	665	(19)
Total equity securities	1,042	(40)	1,453	(197)	2,495	(237)

Total debt and equity securities	$100,736	$(1,686)	$41,507	$(3,810)	$142,243	$(5,496)

	As of December 31, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	21,752	(869)	2,366	(786)	24,118	(1,655)
Collateralized corporate bank loans	69,717	(1,917)	19	(3)	69,736	(1,920)
Municipal bonds	26,780	(196)	39,741	(2,353)	66,521	(2,549)
Municipal bonds	740	(27)	-	-	740	(27)
Total debt securities	118,989	(3,009)	42,126	(3,142)	161,115	(6,151)

Financial services	1,789	(260)	-	-	1,789	(260)
All other	2,959	(63)	-	-	2,959	(63)
Equity securities	4,748	(323)	-	-	4,748	(323)
Total debt and equity securities	$123,737	$(3,332)	$42,126	$(3,142)	$165,863	$(6,474)

At March 31, 2012, the gross unrealized losses more than twelve months old were attributable to 30 debt security positions and 1 equity security position. At December 31, 2011, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2012 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$41,152	$41,395
Due after one year through five years	184,783	188,122
Due after five years through ten years	118,366	117,994
Due after ten years	52,253	50,981
Mortgage-backed	3,822	3,902
	$400,376	$402,394

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.2 million and $27.5 million at March 31, 2012 and December 31, 2011, respectively.

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

We recorded $3.0 million of favorable development in reserve estimates during the three months ended March 31, 2012. We recorded $15.1 million of unfavorable development in reserve estimates during the three months ended March 31, 2011. In the first quarter of 2012, the aggregate loss reserves were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate loss would be less than the previous estimates. In the first quarter of 2011, the aggregate loss reserves were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate loss would be more than the previous estimates.

The $3.0 million favorable development recognized in the first quarter of 2012 was attributable to $0.3 million favorable development on claims incurred in the 2011 accident year, $0.5 million favorable development on claims incurred in the 2010 accident year, $0.9 million favorable development on claims incurred in the 2009 accident year and $1.3 million favorable development on claims incurred in the 2008 and prior accident years. Our Standard Commercial business unit and E&S Commercial business unit accounted for $2.9 million and $0.9 million, respectively, of the favorable development recognized during the first quarter of 2012. These favorable developments were partially offset by $0.8 million of unfavorable development in our Personal Lines business unit. The favorable development for our Standard Commercial business unit of $2.9 million was driven by favorable claims development in the 2011 accident year as a result of favorable loss development in commercial property and commercial auto liability. Further contributing to the favorable development for our Standard Commercial business unit was favorable claims development in the 2009 and prior accident years driven primarily by general liability and commercial auto liability. The favorable development for our E&S Commercial business unit of $0.9 million was driven by favorable claims development in the 2010 and prior accident years as a result of favorable loss development in general liability, commercial auto liability and commercial property, partially offset by unfavorable claims development in the 2011 accident year as a result of unfavorable loss development in commercial auto physical damage. The unfavorable loss development for our Personal Lines business unit of $0.8 million was attributable to 2010 and prior accident years.

The $15.1 million unfavorable development in reserve estimates recognized in the first quarter of 2011 was attributable to $12.3 million unfavorable development on claims incurred in the 2010 accident year, $1.8 million unfavorable development on claims incurred in the 2009 accident year and $1.0 million unfavorable development on claims incurred in the 2008 and prior accident years. Our Standard Commercial business unit, E&S Commercial business unit and Personal Lines business unit accounted for $1.3 million, $1.0 million and $12.8 million, respectively, of the unfavorable development recognized during the first quarter of 2011. The unfavorable development for our Standard Commercial business unit was driven by unfavorable claims development in the 2010 accident year due to a late developing umbrella claim. Further contributing to the unfavorable development for our Standard Commercial business unit was unfavorable claims development in the 2009 and prior accident years driven by large loss development in a commercial property claim and a commercial auto liability claim. The unfavorable development for our E&S Commercial business unit was primarily the result of large losses in commercial auto liability. Of the $12.8 million unfavorable development for our Personal Lines business unit, $9.7 million was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida and the complexity related to Florida personal injury protection coverage claims. The remaining unfavorable development for our Personal Lines business unit was primarily due to development of auto liability claims spread throughout our other states.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of March 31, 2012, there were incentive stock options to purchase 1,100,832 shares of our common stock outstanding and non-qualified stock options to purchase 319,157 shares of our common stock outstanding and there were 564,178 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the three months ended March 31, 2012 is presented below:

		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2012	1,419,989	$9.66
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2012	1,419,989	$9.66	6.0	$734
Exercisable at March 31, 2012	946,310	$10.67	5.5	$283

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Intrinsic value of options exercised	$-	$-

Cost of share-based payments (non-cash)	$138	$262

Income tax benefit of share-based payments recognized in income	$11	$8

As of March 31, 2012, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.3 million is expected to be recognized during the remainder of 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no options granted in the first quarter of either 2012 or 2011.

9. Segment Information

The following is business segment information for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Standard Commercial Segment	$18,106	$17,427
Specialty Commercial Segment	40,393	33,143
Personal Segment	24,431	25,050
Corporate	56	1,788
Consolidated	$82,986	$77,408

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(1,362)	$(383)
Specialty Commercial Segment	5,977	3,450
Personal Segment	(1,191)	(13,183)
Corporate	(3,230)	(1,483)
Consolidated	$194	$(11,599)

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2012	2011
Assets

Standard Commercial Segment	$148,487	$144,673
Specialty Commercial Segment	372,988	348,699
Personal Segment	231,004	232,381
Corporate	18,947	20,306
	$771,426	$746,059

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2012 is with reinsurers that have an A.M. Best Company rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Ceded earned premiums	$12,386	$16,838
Reinsurance recoveries	$4,977	$12,550

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The significant terms of our property catastrophe reinsurance are as follows:
o	We retain the first $6.0 million of property catastrophe losses; and
o	Our reinsurers reimburse us 100% for any loss in excess of our $6.0 million retention up to $34.0 million for each catastrophic occurrence, subject to an aggregate limit of $68.0 million.
•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The significant terms of our commercial property reinsurance are as follows:
o	We retain the first $1.0 million of loss for each commercial property risk;
o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and
o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.
•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The significant terms of our commercial casualty reinsurance are as follows:
o	We retain the first $1.0 million of any commercial liability risk; and
o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.
•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:
o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and
o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.
23

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The significant terms of our workers compensation reinsurance are as follows:
o	We retain the first $1.0 million of each workers compensation loss; and
o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.
•	Standard Commercial. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril and business owners risks.
•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. We purchase proportional reinsurance on our medical professional liability risks where we retain 40% of each risk and cede the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period of up to six months following the closing.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2012, we were in compliance with or had obtained waivers of all of our covenants.  As of March 31, 2012, the balance on the revolving note was $1.6 million. The revolving note currently bears interest at 2.97% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2012, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs activity by period (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Deferred	$(25,686)	$(15,239)
Amortized	23,697	13,955

Net	$(1,989)	$(1,284)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Weighted average shares - basic	19,263	20,124
Effect of dilutive securities	-	27
Weighted average shares - assuming dilution	19,263	20,151

For the three months ended March 31, 2012 and 2011, 880,832 shares and 924,166 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Interest cost	$141	$152
Amortization of net loss	120	72
Expected return on plan assets	(146)	(148)
Net periodic pension cost	$115	$76

We contributed $126 thousand and $94 thousand to our frozen defined benefit cash balance plan during the three months ended March 31, 2012 and 2011, respectively. Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the three months ended March 31, 2012 was 10.6% as compared to the 3.3% effective income tax rate for the three month period ended March 31, 2011.  The effective income tax rate is less than the 35% statutory tax rate due in large part to the significant tax exempt income as compared to pre-tax results for both periods. The increase in the effective tax rate period to period was primarily due to the change in proportion of tax exempt income and other permanent differences to reported pre-tax loss during the first quarter of 2011 as compared to the proportion of these items to the reported pre-tax income during the first quarter of 2012.

17. Commitments and Contingencies

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past several months we have been engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2012 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18.	Changes in Accumulated Other Comprehensive Income Balances:

 The changes in accumulated other comprehensive income balances as of March 31, 2012 and 2011 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2010	$(2,024)	$11,661	$9,637
Other comprehensive income:
Change in net actuarial loss	71	-	71
Tax effect on change in net actuarial loss	(25)	-	(25)
Net unrealized holding gains (losses) arising during the period	-	(1,152)	(1,152)
Tax effect on unrealized gains (losses) arising during the period		403	403
Reclassification adjustment for gains (losses) included in net income	-	(1,119)	(1,119)
Tax effect on reclassification adjustment for gains (losses) included in net income	-	392	392
Other comprehensive income (loss), net of tax	46	(1,476)	(1,430)
Balance at March 31, 2011	$(1,978)	$10,185	$8,207

Balance at December 31, 2011	$(2,978)	$9,424	$6,446
Other comprehensive loss:
Change in net actuarial loss	120	-	120
Tax effect on change in net actuarial loss	(42)	-	(42)
Net unrealized holding gains (losses) arising during the period	-	2,024	2,024
Tax effect on unrealized gains (losses) arising during the period		(709)	(709)
Reclassification adjustment for gains (losses) included in net income	-	101	101
Tax effect on reclassification adjustment for gains (losses) included in net income	-	(35)	(35)
Other comprehensive income (loss), net of tax	78	1,381	1,459

Balance at March 31, 2012	$(2,900)	$10,805	$7,905

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

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial business unit and the workers compensation insurance products handled by our Workers Compensation business unit.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit, and the commercial excess liability and umbrella insurance products handled by our Excess & Umbrella business unit, as well as certain Specialty Programs which are managed at the parent level.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto insurance products and services handled by our Personal Lines business unit.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas (“AHIC”) presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company (“HSIC”) presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment.

•	Hallmark Insurance Company (“HIC”) presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•	Hallmark National Insurance Company (“HNIC”) presently retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company (“HCM”) control and management is maintained through our wholly owned subsidiary CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company (“TBIC”) was acquired July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

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

Results of Operations

Management Overview During the three months ended March 31, 2012, our total revenues were $83.0 million, representing a 7% increase from the $77.4 million in total revenues for the same period of 2011.  This increase in revenue was primarily attributable to increased earned premium due to increased production by our Standard Commercial Segment. These increases in revenue were partially offset primarily by net realized losses on our investment portfolio during the first quarter of 2012 as compared to net realized gains reported during the first quarter of 2011.

We reported net income of $0.2 million for the three months ended March 31, 2012, which was an $11.4 million improvement from the $11.2 million net loss reported for the first quarter of 2011.  On a diluted basis per share, net income was $0.01 per share for the three months ended March 31, 2012, as compared to net loss of $0.56 per share for the same period in 2011.   In addition to the increase in revenue for the three months ended March 31, 2012, loss and loss adjustment expenses decreased $9.0 million as compared to the same period during 2011 due primarily to $3.0 million of favorable prior year development for the three months ended March 31, 2012 as compared to $15.1 million of adverse prior year loss reserve development for the three months ended March 31, 2011. This favorable change in prior year loss development was partially offset by $4.0 million and $0.5 million of hail storm related losses during the first quarter of 2012 in our Standard Commercial business unit and our E&S Commercial business unit, respectively.  Higher operating expenses due mostly to increased production related expenses in our E&S Commercial business unit and increased staffing costs in the Personal Segment also partially offset the improvement in pre-tax results of the quarter.  Our effective income tax rate for the three months ended March 31, 2012 was 10.6% as compared to the 3.3% effective income tax rate for the three month period ended March 31, 2011. The effective income tax rate is less than the 35% statutory tax rate due in large part to the significant tax exempt income as compared to pre-tax results for both periods. The increase in the effective tax rate period to period was primarily due to the change in proportion of tax exempt income and other permanent differences to reported pre-tax loss during the first quarter of 2011 as compared to the proportion of these items to the reported pre-tax income during the first quarter of 2012.

First Quarter 2012 as Compared to First Quarter 2011

The following is additional business segment information for the three months ended March 31, 2012 and 2011 (in thousands):

Hallmark Financial Services, Inc

Consolidated Segment Data

(Unaudited)

	Three Months Ended March 31, 2012
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$18,847	$54,885	$23,663	$-	$97,395
Ceded premiums written	(1,457)	(10,814)	(162)	-	(12,433)
Net premiums written	17,390	44,071	23,501	-	84,962
Change in unearned premiums	(561)	(6,036)	(1,157)	-	(7,754)
Net premiums earned	16,829	38,035	22,344	-	77,208

Total revenues	18,106	40,393	24,431	56	82,986

Losses and loss adjustment expenses	13,764	23,009	18,018	-	54,791

Pre-tax income (loss), net of non-controlling interest	(1,362)	5,977	(1,191)	(3,230)	194

Net loss ratio (1)	81.8%	60.5%	80.6%		71.0%
Net expense ratio (1)	31.1%	28.5%	26.6%		31.4%
Net combined ratio (1)	112.9%	89.0%	107.2%		102.4%

	Three Months Ended March 31, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$17,455	$40,082	$32,175	$-	$89,712
Ceded premiums written	(1,172)	(7,720)	(4,586)	-	(13,478)
Net premiums written	16,283	32,362	27,589	-	76,234
Change in unearned premiums	(391)	(1,147)	(4,583)	-	(6,121)
Net premiums earned	15,892	31,215	23,006	-	70,113

Total revenues	17,427	33,143	25,050	1,788	77,408

Losses and loss adjustment expenses	12,625	19,801	31,359	-	63,785

Pre-tax income (loss), net of non-controlling interest	(383)	3,450	(13,183)	(1,483)	(11,599)

Net loss ratio (1)	79.4%	63.4%	136.3%		91.0%
Net expense ratio (1)	31.5%	30.1%	23.8%		30.5%
Net combined ratio (1)	110.9%	93.6%	160.1%		121.5%

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $18.8 million for the three months ended March 31, 2012, which was $1.3 million, or 8%, more than the $17.5 million reported for the same period in 2011. Net premiums written were $17.4 million for the three months ended March 31, 2012 as compared to $16.3 million reported for the same period in 2011. The increase in gross premium volume was due to the acquisition of our Workers Compensation business unit during the third quarter of 2011, partially offset by a decline in premium for our Standard Commercial business unit as a result of continued competition and soft market conditions.

Total revenue for the Standard Commercial Segment of $18.1 million for the three months ended March 31, 2012 was $0.7 million, or 4%, more than the $17.4 million reported during the same period in 2011. This increase in total revenue was mostly due to increased net premiums earned of $0.9 million due primarily to the acquisition of our Workers Compensation business unit during the third quarter of 2011, partially offset by a profit share commission revenue adjustment of $0.4 million during the first quarter of 2011 related to favorable development on the treaty year beginning July 1, 2004.

Our Standard Commercial Segment reported a pre-tax loss of $1.4 million for the three months ended March 31, 2012 as compared to a pre-tax loss of $0.4 million for the same period of 2011. This increase in pre-tax loss was primarily due to increased incurred loss and loss adjustment expense primarily due to higher current accident year loss trends which included a severe hail storm in McAllen, Texas during the first quarter of 2012, which was partially offset by winter storms during the first quarter of 2011. The acquisition of our Workers Compensation business unit during the third quarter of 2011 also contributed $0.3 million towards the increased pre-tax loss during the first quarter of 2012.

The Standard Commercial Segment reported a net loss ratio of 81.8% for the three months ended March 31, 2012 as compared to 79.4% for the same period of 2011. The gross loss ratio before reinsurance for the three months ended March 31, 2012 was 72.3% as compared to the 94.2% reported for the same period of 2011. The gross and net loss results for the three months ended March 31, 2012 include $4.0 million of hail storm related losses. The gross and net loss results for the three months ended March 31, 2011 include $6.0 million and $3.0 million, respectively, of winter storm related losses due primarily to freeze damage. During the three months ended March 31, 2012, the Standard Commercial Segment reported favorable loss reserve development of $2.9 million as compared to unfavorable development of $1.3 million during the same period during 2011. The Standard Commercial Segment reported a slightly lower net expense ratio of 31.1% for the three months ended March 31, 2012 as compared to 31.5% for the same period in 2011.

Specialty Commercial Segment

The $40.4 million of total revenue for the three months ended March 31, 2012 was $7.3 million, or 22%, higher than the $33.1 million reported by the Specialty Commercial Segment for the same period in 2011. This increase in revenue was due to higher net premiums earned of $6.8 million due to increased production in our E&S Commercial business unit and the growth of the space risk program entered into during the first quarter of 2011. Further contributing to this increased revenue was higher net investment income of $0.3 million and higher commission and fee income of $0.2 million.

Pre-tax income for the Specialty Commercial Segment of $6.0 million for the first quarter of 2012 was $2.5 million higher than the $3.5 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above, partially offset by higher loss and LAE expenses of $3.2 million and higher operating expenses of $1.5 million. The increase in operating expense was the combined result of increased production related expenses of $1.3 million and higher salary and related expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 60.5% for the three months ended March 31, 2012 as compared to 63.4% for the same period during 2011. The gross loss ratio before reinsurance was 59.5% for the three months ended March 31, 2012 as compared to 62.1% for the same period in 2011. The gross loss results for the three months ended March 31, 2012 include $0.9 million of favorable prior year development as compared to $1.0 million of unfavorable prior year development for the same period during 2011. The Specialty Commercial Segment reported a net expense ratio of 28.5% for the first quarter of 2012 as compared to 30.1% reported for the same period the prior year. The decrease in the expense ratio is due primarily to increased net earned premium.

Personal Segment

Net premiums written for our Personal Segment were $23.5 million in the first quarter of 2012, which was a decrease of $4.1 million, or 15%, from the $27.6 million reported for the first quarter of 2011. The decrease in premium was due mostly to the reduction of premium written in Florida, rate increases and exiting certain other underperforming states and programs.

Total revenue for the Personal Segment decreased 2% to $24.4 million for the first quarter of 2012 from $25.1 million for the first quarter of 2011. Lower earned premium of $0.7 million and decreased finance charges of $0.1 million were the primary reasons for the decrease in revenue for the period, partially offset by increased investment income of $0.1 million.

Pre-tax loss for the Personal Segment was $1.2 million for the three months ended March 31, 2012 as compared to pre-tax loss of $13.2 million for the same period of 2011. The lower pre-tax loss was driven primarily by decreased losses and LAE of $13.3 million, partially offset by increased operating expenses of $0.7 million due mostly to increased salary and other operating expense and the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 80.6% for the three months ended March 31, 2012 as compared to 136.3% for the first quarter of 2011. The decrease in the net loss ratio was primarily due to normalizing claims experience in the first quarter of 2012 as compared to extremely adverse claims development during the first quarter of 2011 due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 420.7% for the quarter ended March 31, 2011, which equated to approximately 66.6% of the net loss ratio of 136.3% reported as of March 31, 2011. The loss and LAE during the three months ended March 31, 2012 included $0.8 million of adverse prior year development as compared to $12.8 million of adverse prior year development during the same period of 2011, of which $9.7 million was attributable to Florida. The Personal Segment reported a net expense ratio of 26.6% for the three months ended March 31, 2012 as compared to 23.8% for the first quarter of 2011. The increase in the expense ratio was due predominately to increased salary and other operating expenses and to lower net earned premiums.

Corporate

Total revenue for Corporate was $56 thousand for the three months ended March 31, 2012 as compared to $1.8 million for the same period the prior year. This decrease in total revenue was due primarily to losses of $0.1 million recognized on our investment portfolio for the three months ended March 31, 2012 as compared to gains of $1.1 million recognized during the same period in 2011. Further contributing to this decrease in revenue was lower net investment income of $0.7 million. This decrease in revenue was partially offset by an increase in other income of $0.2 million for the three months ended March 31, 2012 as compared to the same period of the prior year.

Corporate pre-tax loss was $3.2 million for the three months ended March 31, 2012 as compared to $1.5 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of the decreased revenue discussed above.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2012, Hallmark had $3.4 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $3.1 million as of March 31, 2012. As of that date, our insurance subsidiaries held $63.7 million of cash and cash equivalents as well as $402.4 million in debt securities with an average modified duration of 2.9 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2012, the aggregate ordinary dividend capacity of these subsidiaries is $20.3 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2012 or the 2011 fiscal year.

Comparison of March 31, 2012 to December 31, 2011

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2012 were $516.7 million compared to $499.1 million at December 31, 2011. The acquisition of debt securities for which $10.3 million settled subsequent to quarter end was the primary reason for this increase, as well as cash flow from operations.

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Net cash provided by our consolidated operating activities was $4.8 million for the first three months of 2012 compared to net cash used in operating activities of $6.0 million for the first three months of 2011. The increase in operating cash flow was primarily due to higher premiums written by our E&S Commercial business unit during the first quarter of 2012 as compared to increased claim payments in our Personal Segment and weather related claim payments in our Standard Commercial Segment during the first quarter of 2011.

Net cash used in investing activities during the first three months of 2012 and 2011 was $6.4 million and $9.8 million, respectively.  The decrease in cash used in investing activities during the first quarter of 2012 was due to a decrease in purchases of debt and equity securities of $35.1 million, a $14.0 million payment for the acquisition of HNIC during the first quarter 2011, and a decrease in purchases of property and equipment of $0.6 million, partially offset by a decrease in maturities, sales and redemptions of investment securities of $45.5 million and a $0.8 million decrease in transfers from restricted cash.

Cash used in financing activities during the first three months of 2012 was $2.6 million as a result of a $2.5 million repayment on our revolving credit facility and a distribution to non-controlling interest for our Excess & Umbrella business unit. There were no financing cash flow activities during the first three months of 2011.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006 was most recently amended effective March 21, 2011 to increase the revolving commitment to $15.0 million from $5.0 million. This amendment further revised various affirmative and negative covenants. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%. We pay an annual average fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2012, we were in compliance with or had obtained waivers of all of our covenants. As of March 31, 2012, we had $1.6 million outstanding under this facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2012, the balance of our Trust II subordinated debt was $25.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2011.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past several months we have been engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2012 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011,(iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: May 8, 2012	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: May 8, 2012	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President
40