Form 10-Q
period 2012-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2012-08-06
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of August 6, 2012.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30	December 31
	2012	2011
	(unaudited)	(as adjusted)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $397,052 in 2012 and $380,578 in 2011)	$399,069	$380,469
Equity securities, available-for-sale, at fair value (cost: $30,119 in 2012 and $30,465 in 2011)	40,715	44,159

Total investments	439,784	424,628

Cash and cash equivalents	76,230	74,471
Restricted cash	10,793	9,372
Ceded unearned premiums	21,692	19,470
Premiums receivable	68,882	53,513
Accounts receivable	3,495	3,946
Receivable for securities	2,334	2,617
Reinsurance recoverable	47,808	42,734
Deferred policy acquisition costs	25,481	22,554
Goodwill	44,695	44,695
Intangible assets, net	24,861	26,654
Deferred federal income taxes, net	1,940	-
Federal income tax recoverable	1,119	6,738
Prepaid expenses	1,651	1,458
Other assets	12,579	13,209

Total assets	$783,344	$746,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$1,550	$4,050
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	314,109	296,945
Unearned premiums	163,371	146,104
Unearned revenue	63	55
Reinsurance balances payable	6,189	3,139
Accrued agent profit sharing	929	959
Accrued ceding commission payable	1,200	1,071
Pension liability	3,660	3,971
Payable for securities	6,419	203
Deferred federal income taxes, net	-	135
Accounts payable and other accrued expenses	14,354	15,869

Total liabilities	568,546	529,203

Commitments and Contingencies (Note 17)

Redeemable non-controlling interest	1,274	1,284

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2012 and 2011; issued 20,872,831 in 2012 and 2011	3,757	3,757
Additional paid-in capital	122,669	122,487
Retained earnings	92,768	94,440
Accumulated other comprehensive income	5,888	6,446
Treasury stock (1,609,374 shares in 2012 and 2011), at cost	(11,558)	(11,558)

Total stockholders' equity	213,524	215,572

	$783,344	$746,059

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)

Gross premiums written	$100,815	$91,371	$198,210	$181,083
Ceded premiums written	(15,678)	(12,415)	(28,111)	(25,893)
Net premiums written	85,137	78,956	170,099	155,190
Change in unearned premiums	(6,888)	(7,378)	(14,642)	(13,499)
Net premiums earned	78,249	71,578	155,457	141,691

Investment income, net of expenses	3,932	3,778	7,778	7,785
Net realized gains	991	1,664	872	2,783
Finance charges	1,524	1,725	3,164	3,465
Commission and fees	(184)	(243)	(4)	172
Other income	59	11	290	25

Total revenues	84,571	78,513	167,557	155,921

Losses and loss adjustment expenses	61,229	61,920	116,020	125,705
Other operating expenses	25,419	23,887	51,351	47,040
Interest expense	1,178	1,153	2,327	2,311
Amortization of intangible assets	896	896	1,793	1,793

Total expenses	88,722	87,856	171,491	176,849

Loss before tax	(4,151)	(9,343)	(3,934)	(20,928)
Income tax benefit	(2,351)	(9,264)	(2,328)	(9,650)
Net loss	(1,800)	(79)	(1,606)	(11,278)

Less: Net income attributable to non-controlling interest	43	8	66	22

Net loss attributable to Hallmark Financial Services, Inc.	$(1,843)	$(87)	$(1,672)	$(11,300)

Net loss per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$(0.10)	$-	$(0.09)	$(0.56)
Diluted	$(0.10)	$-	$(0.09)	$(0.56)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)

Net loss	$(1,800)	$(79)	$(1,606)	$(11,278)
Other comprehensive loss:
Change in net actuarial gain	122	72	242	143
Tax effect on change in net actuarial gain	(43)	(25)	(85)	(50)
Unrealized holding gains (losses) arising during the period	(2,006)	1,032	17	(120)
Tax effect on unrealized holding gains (losses) arising during the period	702	(361)	(6)	42
Reclassification adjustment for losses included in net income	(1,219)	(1,664)	(1,117)	(2,783)
Tax effect on reclassification adjustment for losses included in net income	427	582	391	974
Other comprehensive loss, net of tax	(2,017)	(364)	(558)	(1,794)
Comprehensive loss	$(3,817)	$(443)	$(2,164)	$(13,072)
Less: comprehensive income attributable to non-controlling interest	43	8	66	22
Comprehensive loss attributable to Hallmark Financial Services, Inc.	$(3,860)	$(451)	$(2,230)	$(13,094)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,644	122,074	122,487	121,815
Accretion of redeemable noncontrolling interest	(90)	(3)	(71)	(6)
Equity based compensation	115	227	253	489
Exercise of stock options	-	(6)	-	(6)

Balance, end of period	122,669	122,292	122,669	122,292

Retained Earnings
Balance, beginning of period	94,611	94,590	94,995	105,816
Cumulative effect of adjustments resulting from adoption of change in accounting principle, net of tax	-	(472)	(555)	(485)
Net loss attributable to Hallmark Financial Services, Inc.	(1,843)	(87)	(1,672)	(11,300)

Balance, end of period	92,768	94,031	92,768	94,031

Accumulated Other Comprehensive Income
Balance, beginning of period	7,905	8,207	6,446	9,637
Additional minimum pension liability, net of tax	79	47	157	93
Net unrealized holding (losses) gains arising during period, net of tax	(1,304)	671	11	(78)
Reclassification adjustment for (gains) losses included in net income, net of tax	(792)	(1,082)	(726)	(1,809)

Balance, end of period	5,888	7,843	5,888	7,843

Treasury Stock
Balance, beginning of period	(11,558)	(5,262)	(11,558)	(5,262)
Acquistion of treasury shares	-	(4,911)	-	(4,911)
Issuance of treasury stock upon option exercises	-	105	-	105
Balance, end of period	(11,558)	(10,068)	(11,558)	(10,068)

Total Stockholders' Equity	$213,524	$217,855	$213,524	$217,855

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended
	June 30
	2012	2011
		(as adjusted)
Cash flows from operating activities:
Net loss	$(1,606)	$(11,278)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	2,360	2,463
Deferred federal income taxes	(2,201)	(1,005)
Net realized gains	(872)	(2,783)
Shared-based payments expense	253	489
Change in ceded unearned premiums	(2,222)	5,242
Change in premiums receivable	(17,164)	(10,107)
Change in accounts receivable	451	1,031
Change in deferred policy acquisition costs	(2,927)	(2,289)
Change in unpaid losses and loss adjustment expenses	17,164	27,217
Change in unearned premiums	16,864	7,240
Change in unearned revenue	8	(23)
Change in accrued agent profit sharing	(30)	(24)
Change in reinsurance recoverable	(5,074)	(3,221)
Change in reinsurance payable	3,050	2,371
Change in current federal income tax recoverable	5,619	(9,045)
Change in accrued ceding commission payable	129	(1)
Change in all other liabilities	372	1,009
Change in all other assets	3,048	3,712

Net cash provided by operating activities	17,222	10,998

Cash flows from investing activities:
Purchases of property and equipment	(183)	(1,162)
Net transfers into restricted cash	(1,421)	(1,069)
Payment for acquisition of subsidiaries	-	(14,000)
Purchases of investment securities	(76,102)	(166,834)
Maturities, sales and redemptions of investment securities	64,890	167,410

Net cash used in investing activities	(12,816)	(15,655)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	99
Purchase of treasury shares	-	(4,911)
Activity under revolving credit facility	(2,500)	-
Distribution to non-controlling interest	(147)	(165)

Net cash used in financing activities	(2,647)	(4,977)

Increase (decrease) in cash and cash equivalents	1,759	(9,634)
Cash and cash equivalents at beginning of period	74,471	60,519
Cash and cash equivalents at end of period	$76,230	$50,885

Supplemental cash flow information:

Interest paid	$2,313	$2,309

Income taxes (recovered) paid	$(6,045)	$400

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(283)	$1,742

Change in payable for securities related to investment purchases that settled after the balance sheet date	$6,216	$5,864

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

The interim financial data as of June 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $48.2 million as of June 30, 2012. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows and would be classified as Level 3 in the fair value hierarchy.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance may be applied prospectively or retrospectively. The Company elected retrospective application of this guidance. The adoption of this guidance decreased deferred policy acquisition costs by $0.9 million, decreased deferred federal income taxes, net by $0.3 million and decreased stockholders’ equity by $0.6 million as of December 31, 2011. Amortization of deferred policy acquisition costs included in other operating expenses and income tax benefit for the three months and six months ended June 30, 2011 were retrospectively restated to conform to the change in accounting guidance, the effect of which on previously reported net loss for the three months and six months ended June 30, 2011 was immaterial. In this Form 10-Q, interim financial information for the three and six-months ended June 30, 2011 and balances at December 31, 2011 have been adjusted in accordance with the adoption of this guidance.

In May 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. New disclosures, with a particular focus on Level 3 measurement were required. All transfers between Level 1 and Level 2 were required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our financial position or results of operations.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million. In connection with the acquisition, we executed an operating agreement for each subsidiary. The operating agreements grant us the right to purchase the remaining 20% membership interests in the subsidiaries and grant to an affiliate of the seller the right to require us to purchase such remaining membership interests (the “Put/Call Option”). The Put/Call Option becomes exercisable by either us or the affiliate of the seller upon the earlier of August 29, 2012, the termination of the employment of the seller by the Excess & Umbrella business unit or a change of control of Hallmark. If the Put/Call Option is exercised, we will have the right or obligation to purchase the remaining 20% membership interests in the Excess & Umbrella business unit for an amount equal to nine times the average Pre-Tax Income (as defined in the operating agreements) for the previous 12 fiscal quarters. We estimate the ultimate redemption value of the Put/Call Option to be $1.6 million at June 30, 2012.

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

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding Corporation (“TBIC Holding”) for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of up to $350 thousand may become payable following four full calendar quarters after closing and a contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing, in each case based upon a formula contained in the acquisition agreement. As of June 30, 2012 we had accrued the maximum holdback purchase price of $350 thousand which is expected to be paid to the sellers during the third quarter of 2012. We recorded a bargain purchase gain of $165 thousand on the acquisition which was reported in other income. The gain resulted from the difference in the estimated purchase price and the fair value of the net assets acquired and liabilities assumed as of July 1, 2011.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$15,127	$-	$15,127
Corporate bonds	-	102,022	-	102,022
Collateralized corporate bank loans	-	107,810	1,053	108,863
Municipal bonds	-	150,689	18,766	169,455
Mortgage-backed	-	3,602	-	3,602
Total debt securities	-	379,250	19,819	399,069

Financial services	14,294	-	-	14,294
All other	26,421	-	-	26,421
Total equity securities	40,715	-	-	40,715

Total debt and equity securities	$40,715	$379,250	$19,819	$439,784

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 9.4%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 (in thousands):

Beginning balance as of January 1, 2012	$20,608

Settlements	(236)
Total realized/unrealized gains included in net income	(553)
Net losses included in other comprehensive income	-
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of June 30, 2012	$19,819

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2012	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$15,119	$13	$(5)	$15,127
Corporate bonds	100,613	2,602	(1,193)	102,022
Collateralized corporate bank loans	109,853	320	(1,310)	108,863
Municipal bonds	167,940	4,280	(2,765)	169,455
Mortgage-backed	3,527	86	(11)	3,602

Total debt securities	397,052	7,301	(5,284)	399,069

Financial services	10,999	3,298	(3)	14,294
All other	19,120	7,509	(208)	26,421

Total equity securities	30,119	10,807	(211)	40,715

Total debt and equity securities	$427,171	$18,108	$(5,495)	$439,784

As of December 31, 2011

U.S. Treasury securities and obligations of U.S. Government	$11,152	$24	$-	$11,176
Corporate bonds	93,272	2,305	(1,655)	93,922
Collateralized corporate bank loans	94,638	175	(1,920)	92,893
Municipal bonds	177,432	3,458	(2,549)	178,341
Mortgage-backed	4,084	80	(27)	4,137

Total debt securities	380,578	6,042	(6,151)	380,469

Financial services	11,618	4,463	(260)	15,821
All other	18,847	9,554	(63)	28,338

Total equity securities	30,465	14,017	(323)	44,159

Total debt and equity securities	$411,043	$20,059	$(6,474)	$424,628

Major categories of net realized (losses) gains on investments are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$14
Corporate bonds	(36)	271	(150)	271
Collateralized corporate bank loans	135	206	136	640
Municipal bonds	(163)	66	(243)	(1)
Mortgage-backed	-	-	-	-
Equity securities-financial services	(22)	51	70	789
Equity securities-all other	1,305	1,070	1,305	1,070
Gain on investments	1,219	1,664	1,118	2,783
Other-than-temporary impairments	(228)	-	(246)	-
Net realized gains	$991	$1,664	$872	$2,783

We realized gross gains on investments of $1.4 million and $1.7 million during the three months ended June 30, 2012 and 2011, respectively and $1.5 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. We realized gross losses on investments of $0.2 million and $43 thousand for the three months ended June 30, 2012 and 2011.  We realized gross losses on investments of $0.4 million and $0.1 million for the six months ended June 30, 2012 and 2011. We recorded proceeds from the sale of investment securities of $6.0 million and $10.2 million during the three months ended June 30, 2012 and 2011, respectively, and $6.2 million and $42.9 million for the six months ended June 30, 2012 and 2011, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$10,073	$(5)	$-	$-	$10,073	$(5)
Corporate bonds	27,175	(459)	4,473	(734)	31,648	(1,193)
Collateralized corporate bank loans	55,213	(914)	14,815	(396)	70,028	(1,310)
Municipal bonds	21,745	(245)	36,689	(2,520)	58,434	(2,765)
Mortgage-backed	688	(10)	106	(1)	794	(11)
Total debt securities	114,894	(1,633)	56,083	(3,651)	170,977	(5,284)

Financial services	90	(3)	-	-	90	(3)
All other	1,128	(208)	-	-	1,128	(208)
Total equity securities	1,218	(211)	-	-	1,218	(211)

Total debt and equity securities	$116,112	$(1,844)	$56,083	$(3,651)	$172,195	$(5,495)

	As of December 31, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	21,752	(869)	2,366	(786)	24,118	(1,655)
Collateralized corporate bank loans	69,717	(1,917)	19	(3)	69,736	(1,920)
Municipal bonds	26,780	(196)	39,741	(2,353)	66,521	(2,549)
Municipal bonds	740	(27)	-	-	740	(27)
Total debt securities	118,989	(3,009)	42,126	(3,142)	161,115	(6,151)

Financial services	1,789	(260)	-	-	1,789	(260)
All other	2,959	(63)	-	-	2,959	(63)
Total equity securities	4,748	(323)	-	-	4,748	(323)

Total debt and equity securities	$123,737	$(3,332)	$42,126	$(3,142)	$165,863	$(6,474)

At June 30, 2012, the gross unrealized losses more than twelve months old were attributable to 59 debt security positions. At December 31, 2011, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2012 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$48,230	$48,590
Due after one year through five years	181,967	184,767
Due after five years through ten years	111,172	110,914
Due after ten years	52,156	51,196
Mortgage-backed	3,527	3,602
	$397,052	$399,069

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $26.5 million and $27.5 million at June 30, 2012 and December 31, 2011, respectively.

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

We recorded $1.6 million of unfavorable prior years’ loss development during the three months ended June 30, 2012. We recorded $1.4 million of favorable prior years’ loss development during the six months ended June 30, 2012. For the year to date, our General Aviation business unit experienced $2.7 million of favorable prior years’ loss development related to our liability and aircraft lines of business. Our Standard Commercial business unit experienced $1.9 million of favorable prior years’ loss development primarily related to commercial property and auto liability partially offset by the late development of a general liability claim. Our Workers Compensation business unit experienced $0.9 million of favorable prior years’ loss development. These favorable developments were partially offset by unfavorable prior year loss development in our Personal Lines business unit and our E&S Commercial business unit for the six months ended June 30, 2012. Our Personal Lines business unit experienced $2.3 million of unfavorable prior years’ loss development of which $1.6 million is the result of unfavorable development in auto liability claims spread throughout various states. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was the result of $0.7 million of unfavorable prior years’ loss development in our low value dwelling/homeowners line of business. For the year to date, our E&S Commercial business unit had $1.8 million of unfavorable prior years’ loss development related primarily to commercial auto liability and physical damage.

We recorded $0.7 million and $15.8 million of unfavorable prior years’ loss development during the three and six months ended June 30, 2011, respectively. For the first half of fiscal 2011, our Personal Lines business unit experienced $14.3 million of unfavorable prior years’ loss development of which $9.5 million was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida and the complexity related to Florida personal injury protection coverage claims. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to development of auto liability claims spread throughout our other states. For the first half of fiscal 2011, our E&S Commercial business unit had $3.1 million of unfavorable prior years’ loss development related primarily to commercial auto liability and physical damage, while our Standard Commercial business unit experienced $0.5 million of unfavorable prior years’ loss development driven by a late developing umbrella claim and large loss developments in a commercial property claim and a commercial auto liability claim. These unfavorable developments were partially offset by $2.1 million of favorable prior years’ loss development in our General Aviation business unit related to our liability lines of business.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of June 30, 2012, there were incentive stock options to purchase 1,100,832 shares of our common stock outstanding and non-qualified stock options to purchase 319,157 shares of our common stock outstanding and there were 564,178 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the six months ended June 30, 2012 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2012	1,419,989	$9.66
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at June 30, 2012	1,419,989	$9.66	5.7	$679
Exercisable at June 30, 2012	1,126,418	$10.42	5.4	$353

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Intrinsic value of options exercised	$-	$4	$-	$4

Cost of share-based payments (non-cash)	$115	$227	$253	$489

Income tax benefit of share-based payments recognized in income	$12	$7	$23	$15

As of June 30, 2012, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.1 million is expected to be recognized during the remainder of 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no options granted during the first half of 2012. There were no options granted during the first quarter of 2011. There were two options granted during the second quarter of 2011 with a weighted average grant date fair value per share of $3.50, a weighted average expected term of 6.3 years, a weighted average expected volatility of 38.0% and a weighted average risk free interest rate of 2.6%.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Standard Commercial Segment	$17,924	$16,241	$36,030	$33,668
Specialty Commercial Segment	43,046	34,476	83,439	67,619
Personal Segment	22,905	25,869	47,336	50,919
Corporate	696	1,927	752	3,715
Consolidated	$84,571	$78,513	$167,557	$155,921

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(710)	$(4,767)	$(2,072)	$(5,150)
Specialty Commercial Segment	2,929	812	8,906	4,263
Personal Segment	(4,211)	(4,620)	(5,402)	(17,804)
Corporate	(2,202)	(776)	(5,432)	(2,259)
Consolidated	$(4,194)	$(9,351)	$(4,000)	$(20,950)

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011
Assets

Standard Commercial Segment	$148,750	$144,673
Specialty Commercial Segment	384,744	348,699
Personal Segment	228,262	232,381
Corporate	21,588	20,306
	$783,344	$746,059

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2012 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Ceded earned premiums	$13,504	$15,313	$25,890	$32,151
Reinsurance recoveries	$9,073	$6,933	$14,050	$19,483

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss in excess of our $6.0 million retention up to $34.0 million for each catastrophic occurrence, subject to an aggregate limit of $68.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Standard Commercial. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. Effective June 1, 2012 we purchase proportional reinsurance on our medical professional liability risks where we retain 50% of each risk and cede the remaining 50% to reinsurers. Prior to June 1, 2012 we retained 40% of each risk and ceded the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period of up to six months following the closing.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with or have obtained waivers of all of our covenants.  As of June 30, 2012, the balance on the revolving note was $1.6 million. The revolving note currently bears interest at 2.97% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2012, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Deferred	$(7,584)	$(12,817)	$(33,270)	$(28,056)
Amortized	6,646	11,812	30,343	25,767

Net	$(938)	$(1,005)	$(2,927)	$(2,289)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted average shares - basic	19,263	20,033	19,263	20,078
Effect of dilutive securities	-	-	-	-
Weighted average shares - assuming dilution	19,263	20,033	19,263	20,078

For the three months and six months ended June 30, 2012, 809,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months and six months ended June 30, 2011, 939,166 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost	$141	$153	$282	$305
Amortization of net loss	121	71	241	143
Expected return on plan assets	(146)	(147)	(292)	(295)
Net periodic pension cost	$116	$77	$231	$153

We contributed $175 thousand and $301 thousand to our frozen defined benefit cash balance plan during the three months and six months ended June 30, 2012, respectively. We contributed $126 thousand and $220 thousand to our frozen defined benefit cash balance plan during the three months and six months ended June 30, 2011, respectively. Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the six months ended June 30, 2012 was 59.2%, which varied from the statutory income tax rate primarily as a result of our tax exempt income increasing the tax benefit from our pre-tax loss. Our effective income tax rate for the six months ended June 30, 2011 was 46.1%, which varied from the statutory income tax rate utilized primarily due to the increase in the tax exempt income relative to lower pre-tax income and the recognition of a tax benefit related to the disposal of certain securities.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past several months we have been engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Also, based on current information, we believe that a favorable outcome of this dispute is at least reasonably possible. Therefore we have not accrued any amount as of June 30, 2012 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2012 and 2011 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)

Balance at December 31, 2010	$(2,024)	$11,661	$9,637
Other comprehensive income (loss):
Change in net actuarial loss	143	-	143
Tax effect on change in net actuarial loss	(50)	-	(50)
Net unrealized holding losses arising during the period	-	(120)	(120)
Tax effect on unrealized losses arising during the period	-	42	42
Reclassification adjustment for gains (losses) included in net income	-	(2,783)	(2,783)
Tax effect on reclassification adjustment for gains (losses) included in net income	-	974	974
Other comprehensive income (loss), net of tax	93	(1,887)	(1,794)

Balance at June 30, 2011	$(1,931)	$9,774	$7,843

Balance at December 31, 2011	$(2,978)	$9,424	$6,446
Other comprehensive income (loss):
Change in net actuarial loss	242	-	242
Tax effect on change in net actuarial loss	(85)	-	(85)
Net unrealized holding gains arising during the period	-	17	17
Tax effect on unrealized gains arising during the period	-	(6)	(6)
Reclassification adjustment for gains (losses) included in net income	-	(1,117)	(1,117)
Tax effect on reclassification adjustment for gains (losses) included in net income	-	391	391
Other comprehensive income (loss), net of tax	157	(715)	(558)

Balance at June 30, 2012	$(2,821)	$8,709	$5,888

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

Results of Operations

Management Overview During the three and six months ended June 30, 2012, our total revenues were $84.6 million and $167.6 million, representing an 8% and 7% increase, respectively, from the $78.5 million and $155.9 million in total revenues for the same period of 2011.  This increase in revenue was primarily attributable to increased earned premium largely from increased production by our E&S Commercial business unit and the acquisition of our Workers Compensation business unit during the third quarter of 2011. These increases in revenue were partially offset by lower net realized gains and lower finance charges and earned premium in our Personal Lines business unit due mostly to the impact of rate increases, the reduction of premium written in Florida and exiting certain other underperforming states and programs.

The increase in revenue for the three months and six months ended June 30, 2012 was complemented by slightly decreased loss and loss adjustment expenses (“LAE”) due primarily to lower current accident year loss trends. During the three months ended June 30, 2012 we recorded $1.6 million unfavorable prior year loss development. During the six months ended June 30, 2012 we recorded $1.4 million of favorable prior year loss development. During the three and six months ended June 30, 2011 we recorded $0.7 million and $15.8 million, respectively, of unfavorable prior year loss development. Of the $15.8 million unfavorable development recognized for the six months ended June 30, 2011, $9.5 million was a result of adverse prior year loss reserve development in our Personal Lines Segment in Florida. In addition, the results for the six months ended June 30, 2012 and 2011 included $10.4 million and $9.4 million, respectively, in net losses from weather related claims.

We reported a $1.8 million net loss attributable to Hallmark for the three months ended June 30, 2012 as compared to $87 thousand net loss attributable to Hallmark for the same period during 2011. We reported a net loss attributable to Hallmark of $1.7 million for the six months ended June 30, 2012, which was $9.6 million lower than the $11.3 million net loss reported for the six months ended June 30, 2011.  On a diluted basis per share, we reported a net loss of $0.10 per share for the three months ended June 30, 2012, as compared to net loss of $0.00 per share for the same period in 2011.   On a diluted basis per share, net loss per share was $0.09 for the six months ended June 30, 2012 as compared to net loss per share of $0.56 for the same period during 2011. We reported an income tax benefit of $2.3 million, or an effective income tax rate of 59.2%, for the six months ended June 30, 2012, as compared to income tax benefit of $9.7 million, or an effective rate of 46.1%, for the same period during 2011.

Second Quarter 2012 as Compared to Second Quarter 2011

The following is additional business segment information for the three months ended June 30, 2012 and 2011 (in thousands):

Hallmark Financial Services, Inc

Consolidated Segment Data

	Three Months Ended June 30, 2012
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$20,739	$61,456	$18,620	-	$100,815
Ceded premiums written	(1,730)	(13,749)	(199)	-	(15,678)
Net premiums written	19,009	47,707	18,421	-	85,137
Change in unearned premiums	(2,369)	(7,017)	2,498	-	(6,888)
Net premiums earned	16,640	40,690	20,919	-	78,249

Total revenues	17,924	43,046	22,905	696	84,571

Losses and loss adjustment expenses	13,013	28,286	19,930	-	61,229

Pre-tax income (loss), net of non-controlling interest	(710)	2,929	(4,211)	(2,202)	(4,194)

Net loss ratio (1)	78.2%	69.5%	95.3%		78.2%
Net expense ratio (1)	34.2%	28.4%	28.8%		30.5%
Net combined ratio (1)	112.4%	97.9%	124.1%		108.7%

	Three Months Ended June 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$18,549	$48,533	$24,289	-	$91,371
Ceded premiums written	(1,392)	(10,877)	(146)	-	(12,415)
Net premiums written	17,157	37,656	24,143	-	78,956
Change in unearned premiums	(1,796)	(5,171)	(411)	-	(7,378)
Net premiums earned	15,361	32,485	23,732	-	71,578

Total revenues	16,241	34,476	25,869	1,927	78,513

Losses and loss adjustment expenses	15,789	23,549	22,582	-	61,920

Pre-tax income (loss), net of non-controlling interest	(4,767)	812	(4,620)	(776)	(9,351)

Net loss ratio (1)	102.8%	72.5%	95.2%		86.5%
Net expense ratio (1)	34.0%	30.6%	27.7%		31.9%
Net combined ratio (1)	136.8%	103.1%	122.9%		118.4%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $20.7 million for the three months ended June 30, 2012, which was $2.2 million, or 12%, more than the $18.5 million reported for the same period in 2011. Net premiums written were $19.0 million for the three months ended June 30, 2012 as compared to $17.2 million reported for the same period in 2011. The increase in premium volume was primarily due to the acquisition of our Workers Compensation business unit during the third quarter of 2011.

Total revenue for the Standard Commercial Segment of $17.9 million for the three months ended June 30, 2012 was $1.7 million more than the $16.2 million reported during the same period in 2011. This 10% increase in total revenue was mostly due to increased net premiums earned of $1.3 million due primarily to the acquisition of our Workers Compensation business unit during the third quarter of 2011, higher net investment income of $0.3 million, and a $0.1 million lower adverse profit share commission revenue adjustment as compared to the second quarter of 2011.

Our Standard Commercial Segment reported a pre-tax loss of $0.7 million for the three months ended June 30, 2012 as compared to a pre-tax loss of $4.8 million for the same period of 2011. This decrease in pre-tax loss was primarily the result of lower loss and LAE of $2.8 million and the increased revenue discussed above, partially offset by higher operating expenses of $0.4 million due primarily to the acquisition of our Workers Compensation business unit during the third quarter of 2011.

The Standard Commercial Segment reported a net loss ratio of 78.2% for the three months ended June 30, 2012 as compared to 102.8% for the same period of 2011. The gross loss ratio before reinsurance for the three months ended June 30, 2012 was 86.4% as compared to the 90.3% reported for the same period of 2011. The decrease in the net loss ratio was impacted by lower current accident year loss trends excluding catastrophe losses during the second quarter of 2012 as compared to the same period in 2011. The gross and net loss results for the three months ended June 30, 2012 and 2011 include $4.8 million and $3.7 million, respectively, of weather related losses. During the three months ended June 30, 2012, the Standard Commercial Segment reported unfavorable loss reserve development of $0.2 million as compared to $0.8 million favorable loss development during the same period of 2011.

Specialty Commercial Segment

The $43.0 million of total revenue for the three months ended June 30, 2012 was $8.5 million higher than the $34.5 million reported by the Specialty Commercial Segment for the same period in 2011. This increase in revenue was primarily due to higher net premiums earned of $8.2 million largely from increased production in our E&S Commercial business unit, Excess & Umbrella business unit and a new space risk program entered into during the first quarter of 2011. Further contributing to this increased revenue was higher net investment income of $0.4 million.

Pre-tax income for the Specialty Commercial Segment of $2.9 million for the second quarter of 2012 was $2.1 million higher than the $0.8 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above partially offset by higher loss and LAE expenses of $4.7 million and higher operating expenses of $1.8 million. Our E&S Commercial business unit reported a $6.2 million increase in loss and LAE due primarily to increased premium production as well as higher current accident year loss trends. Our General Aviation business unit reported a $1.9 million decrease in loss and LAE due primarily to weather related losses during the three months ended June 30, 2011, as well as increased favorable prior year loss development of $2.7 million during the three months ended June 30, 2012 as compared to $2.1 million favorable development recognized during the second quarter of 2011, partially offset by higher current accident year loss trends. The increase in operating expenses for the three months ended June 30, 2012 were primarily the result of increased production related expenses of $1.5 million and increased salary and related expenses of $0.3 million.

The Specialty Commercial Segment reported a net loss ratio of 69.5% for the three months ended June 30, 2012 as compared to 72.5% for the same period during 2011. The gross loss ratio before reinsurance was 66.1% for the three months ended June 30, 2012 as compared to 68.8% for the same period in 2011. Our E&S Commercial business unit reported $2.6 million and $2.1 million of unfavorable prior years’ loss development, respectively, for the three months ended June 30, 2012 and 2011. Our General Aviation business unit reported $2.7 million and $2.1 million of favorable prior years’ loss development, respectively, for the three months ended June 30, 2012 and 2011.

Personal Segment

Net premiums written for our Personal Segment decreased $5.7 million during the second quarter of 2012 to $18.4 million compared to $24.1 million for the second quarter of 2011. The decrease in premium was due mostly to the impact of rate increases, the reduction of premium written in Florida and exiting certain other underperforming states and programs. Total revenue for the Personal Segment decreased 11% to $22.9 million for the second quarter of 2012 from $25.9 million for the second quarter of 2011. Lower earned premium of $2.8 million and lower finance charges of $0.2 million were the primary reason for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $4.2 million for the three months ended June 30, 2012 as compared to pre-tax loss of $4.6 million for the same period of 2011. The decreased pre-tax loss was driven by decreased losses and LAE of $2.7 million and lower operating expenses of $0.7 million due mostly to decreased production related expense, partially offset by the lower revenue discussed above.

The Personal Segment reported a net loss ratio of 95.3% for the three months ended June 30, 2012 as compared to 95.2% for the second quarter of 2011. The loss ratio for the three months ended June 30, 2012 includes favorable current accident year loss trends in our non-standard auto line of business offset by increased weather and fire related losses in our low value dwelling/homeowners line of business. The loss and LAE during the three months ended June 30, 2012 and 2011 included $1.5 million of adverse prior year development. The Personal Segment reported a net expense ratio of 28.8% for the three months ended June 30, 2012 as compared to 27.7% for the second quarter of 2011. The increase in the expense ratio was due predominately to growth in headcount.

Corporate

Total revenue for Corporate decreased by $1.2 million for the three months ended June 30, 2012 as compared to the same period the prior year. This decrease in total revenue was due to lower net investment income of $0.5 million and lower net realized gains of $0.7 million for the three months ended June 30, 2012 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.2 million for the three months ended June 30, 2012 as compared to $0.8 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of the decreased revenue discussed above and higher operating expenses of $0.2 million due primarily to an adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC during the second quarter of 2011.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

The following is additional business segment information for the six months ended June 30, 2012 and 2011 (in thousands):

Hallmark Financial Services, Inc.

Consolidated Segment Data

	Six Months Ended June 30, 2012
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$39,586	$116,341	$42,283	-	$198,210
Ceded premiums written	(3,187)	(24,563)	(361)	-	(28,111)
Net premiums written	36,399	91,778	41,922	-	170,099
Change in unearned premiums	(2,930)	(13,053)	1,341	-	(14,642)
Net premiums earned	33,469	78,725	43,263	-	155,457

Total revenues	36,030	83,439	47,336	752	167,557

Losses and loss adjustment expenses	26,777	51,295	37,948	-	116,020

Pre-tax income (loss), net of non-controlling interest	(2,072)	8,906	(5,402)	(5,432)	(4,000)

Net loss ratio (1)	80.0%	65.2%	87.7%		74.6%
Net expense ratio (1)	34.0%	28.7%	28.1%		30.5%
Net combined ratio (1)	114.0%	93.9%	115.8%		105.1%

	Six Months Ended June 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$36,004	$88,615	$56,464	-	$181,083
Ceded premiums written	(2,564)	(18,597)	(4,732)	-	(25,893)
Net premiums written	33,440	70,018	51,732	-	155,190
Change in unearned premiums	(2,187)	(6,318)	(4,994)	-	(13,499)
Net premiums earned	31,253	63,700	46,738	-	141,691

Total revenues	33,668	67,619	50,919	3,715	155,921

Losses and loss adjustment expenses	28,414	43,350	53,941	-	125,705

Pre-tax income (loss), net of non-controlling interest	(5,150)	4,263	(17,804)	(2,259)	(20,950)

Net loss ratio (1)	90.9%	68.1%	115.4%		88.7%
Net expense ratio (1)	32.7%	30.4%	25.8%		31.2%
Net combined ratio (1)	123.6%	98.5%	141.2%		119.9%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $39.6 million for the six months ended June 30, 2012, which was $3.6 million, or 10%, more than the $36.0 million reported for the same period in 2011. Net premiums written were $36.4 million for the six months ended June 30, 2012 as compared to $33.4 million reported for the same period in 2011. The increase in premium volume was primarily due to the acquisition of our Workers Compensation business unit during the third quarter of 2011.

Total revenue for the Standard Commercial Segment of $36.0 million for the six months ended June 30, 2012 was $2.3 million more than the $33.7 million reported during the same period in 2011. This 7% increase in total revenue was mostly due to increased net premiums earned of $2.2 million due primarily to the acquisition of our Workers Compensation business unit during the third quarter of 2011, higher net investment income of $0.5 million, partially offset by an adverse profit share commission revenue adjustment of $0.1 million during the second quarter of 2012 related to unfavorable development on the treaty year beginning July 1, 2003 as compared to a $0.2 million favorable profit share commission adjustment during the same period the prior year.

Our Standard Commercial Segment reported a pre-tax loss of $2.1 million for the six months ended June 30, 2012 as compared to pre-tax loss of $5.2 million for the same period of 2011. Lower loss and LAE expenses of $1.6 million and increased revenue contributed to this decrease in pre-tax loss for the six months ended June 30, 2012. Partially offsetting the decline in pre-tax loss were higher operating expenses of $0.9 million primarily due to the acquisition of our Workers Compensation business unit during the third quarter of 2011.

The Standard Commercial Segment reported a net loss ratio of 80.0% for the six months ended June 30, 2012 as compared to 90.9% for the same period in 2011. The gross loss ratio before reinsurance for the six months ended June 30, 2012 was 79.3% as compared to the 92.3% reported for the same period of 2011. The lower gross and net loss ratios for the six months ended June 30, 2012 were aided by lower current accident year loss trends excluding catastrophe losses. The gross and net loss results for the six months ended June 30, 2012 and 2011 include $8.8 million and $6.7 million, respectively, of weather related losses. During the six months ended June 30, 2012 the Standard Commercial Segment reported favorable loss reserve development of $2.8 million, as compared to unfavorable development of $0.5 million for the same period during 2011.

Specialty Commercial Segment

The $83.4 million of total revenue for the Specialty Commercial Segment during the six months ended June 30, 2012 was $15.8 million higher than the $67.6 million reported for the same period in 2011. This increase in revenue was due to higher net premiums earned of $15.0 million due predominately to increased production in our E&S Commercial business unit, Excess & Umbrella business unit and a new space risk program entered into during the first quarter of 2011. Further contributing to this increased revenue was higher net investment income of $0.7 million.

    Pre-tax income for the Specialty Commercial Segment of $8.9 million for the first six months of 2012 was $4.6 million higher than the $4.3 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above partially offset by higher loss and LAE expenses of $7.9 million and higher operating expenses of $3.3 million. Our E&S Commercial business unit reported a $9.6 million increase in loss and LAE due primarily to increased premium volume as well as higher current accident year loss trends. Our General Aviation business unit reported a $2.2 million decrease in loss and LAE due primarily to weather related losses during the six months ended June 30, 2011, as well as favorable prior year loss development of $2.7 million during the six months ended June 30, 2012 as compared to $2.1 million favorable development recognized during the same period the prior year, partially offset by higher current accident year loss trends. The increased operating expenses for the first six months of 2012 were primarily the result of increased production related expenses of $2.8 million and higher salary and related expense of $0.5 million.

The Specialty Commercial Segment reported a net loss ratio of 65.2% for the six months ended June 30, 2012 as compared to 68.1% for the same period during 2011. The lower net loss ratio was impacted by lower weather related claims for the six months ended June 30, 2012, partially offset by higher current accident year loss trends predominately in our commercial auto and general aviation lines of business. The Specialty Commercial Segment reported $0.9 million of favorable prior year development for the six months ended June 30, 2012 as compared to $1.0 million of unfavorable development for the same period during 2011.

Personal Segment

Net premiums written for our Personal Segment decreased $9.8 million during the first six months of 2012 to $41.9 million compared to $51.7 million for the first six months of 2011. The decrease in premium was due mostly to the impact of rate increases, the reduction of premium written in Florida and exiting certain other underperforming states and programs. Total revenue for the Personal Segment decreased 7% to $47.3 million for the first six months of 2012 from $50.9 million for the first six months of 2011. Lower earned premium of $3.5 million and lower finance charges of $0.2 million were the primary reason for the decrease in revenue for the period. The decrease in revenue was partially offset by increased net investment income of $0.1 million during the first six months of 2012.

Pre-tax loss for the Personal Segment was $5.4 million for the six months ended June 30, 2012 as compared to pre-tax loss of $17.8 million for the same period of 2011. The lower pre-tax loss was the result of lower losses and LAE of $16.0 million partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 87.7% for the six months ended June 30, 2012 as compared to 115.4% for the same period of 2011. The decrease in the net loss ratio was primarily due to normalizing claims experience during the first six months of 2012 as compared to extremely adverse claims development during the same period in 2011 due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 314.0% for the six months ended June 30, 2011, which equates to approximately 39.6% of the net loss ratio reported as of June 30, 2011. The loss ratio for the six months ended June 30, 2012 included improving current accident year loss trends in our non-standard auto line of business partially offset by increased weather and fire related losses in our low value dwelling/homeowners line of business. The loss and LAE during the six months ended June 30, 2012 included $2.3 million of adverse prior year development as compared to $14.3 million of adverse prior year development for the same period during 2011. The Personal Segment reported a net expense ratio of 28.1% for the six months ended June 30, 2012 as compared to 25.8% for the same period of 2011. The increase in the expense ratio was due predominately to growth in headcount.

Corporate

Total revenue for Corporate decreased by $3.0 million for the six months ended June 30, 2012 as compared to the same period the prior year. This decrease in total revenue was due primarily to gains of $0.9 million recognized on our investment portfolio for the six months ended June 30, 2012 as compared to $2.8 million of gains recognized during the same period in 2011. Further contributing to this decrease in revenue was lower net investment income of $1.3 million for the six months ended June 30, 2012 as compared to the same period of the prior year.

Corporate pre-tax loss was $5.4 million for the six months ended June 30, 2012 as compared to a $2.3 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of the decreased revenue discussed above and higher operating expenses of $0.2 million due to a reduced adjustment to the expected earn-out payable in conjunction with the acquisition of HNIC during the six months ended June 30, 2012 as compared to the same period the prior year.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2012, Hallmark had $4.2 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.6 million as of June 30, 2012. As of that date, our insurance subsidiaries held $66.4 million of cash and cash equivalents as well as $399.1 million in debt securities with an average modified duration of 2.9 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2012, the aggregate ordinary dividend capacity of these subsidiaries is $20.3 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2012 or the 2011 fiscal year.

Comparison of June 30, 2012 to December 31, 2011

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2012 were $516.0 million compared to $499.1 million at December 31, 2011. The acquisition of debt securities for which $6.2 million settled subsequent to quarter end and a $6.5 million federal income tax refund during the second quarter of 2012 were the primary reasons for this increase, as well as other cash flow from operations.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Net cash provided by our consolidated operating activities was $17.2 million for the first six months of 2012 compared to net cash provided by operating activities of $11.0 million for the first six months of 2011. The increase in operating cash flow was primarily due to a $6.5 million federal income tax refund during the second quarter of 2012.

Net cash used in investing activities during the first six months of 2012 and 2011 was $12.8 million and $15.7 million, respectively.  The decrease in cash used in investing activities during the first six months of 2012 was due to a decrease in purchases of debt and equity securities of $90.7 million, a $14.0 million payment for the acquisition of HNIC during the first quarter 2011, and a decrease in purchases of property and equipment of $1.0 million, partially offset by a decrease in maturities, sales and redemptions of investment securities of $102.5 million and a $0.3 million increase in transfers to restricted cash.

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

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with or have obtained waivers of all of our covenants.  As of June 30, 2012, the balance on the revolving note was $1.6 million. The revolving note currently bears interest at 2.97% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2012, the balance of our Trust II subordinated debt was $25.8 million.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past several months we have been engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Also, based on current information, we believe that a favorable outcome of this dispute is at least reasonably possible. Therefore we have not accrued any amount as of June 30, 2012 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

101 +	Interactive Data files

+	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 6, 2012	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: August 6, 2012	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

