Form 10-Q
period 2012-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2012-11-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of November 7, 2012.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2012 and September 30, 2011	4

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2012 and September 30, 2011	5

Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2012 and September 30, 2011	6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and September 30, 2011	7

Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30	December 31
	2012	2011
	(unaudited)	(as adjusted)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost: $380,495 in 2012 and $380,578 in 2011)	$384,288	$380,469
Equity securities, available-for-sale, at fair value (cost: $29,118 in 2012 and $30,465 in 2011)	41,694	44,159

Total investments	425,982	424,628

Cash and cash equivalents	107,682	74,471
Restricted cash	8,246	9,372
Ceded unearned premiums	21,994	19,470
Premiums receivable	69,182	53,513
Accounts receivable	3,360	3,946
Receivable for securities	1,051	2,617
Reinsurance recoverable	50,109	42,734
Deferred policy acquisition costs	26,408	22,554
Goodwill	44,695	44,695
Intangible assets, net	23,965	26,654
Deferred federal income taxes, net	532	-
Federal income tax recoverable	-	6,738
Prepaid expenses	1,620	1,458
Other assets	11,008	13,209

Total assets	$795,834	$746,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$4,050
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	315,607	296,945
Unearned premiums	168,197	146,104
Reinsurance balances payable	5,976	3,139
Pension liability	3,245	3,971
Payable for securities	6,749	203
Deferred federal income taxes, net	-	135
Federal income tax payable	177	-
Accounts payable and other accrued expenses	18,600	17,954

Total liabilities	576,726	529,203

Commitments and Contingencies (Note 17)

Redeemable non-controlling interest	-	1,284

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333 shares in 2012 and 2011; issued 20,872,831 in 2012 and 2011	3,757	3,757
Additional paid-in capital	122,412	122,487
Retained earnings	96,181	94,440
Accumulated other comprehensive income	8,316	6,446
Treasury stock (1,609,374 shares in 2012 and 2011), at cost	(11,558)	(11,558)

Total stockholders' equity	219,108	215,572

	$795,834	$746,059

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)

Gross premiums written	$99,448	$89,751	$297,658	$270,834
Ceded premiums written	(14,443)	(11,869)	(42,554)	(37,762)
Net premiums written	85,005	77,882	255,104	233,072
Change in unearned premiums	(4,524)	(2,814)	(19,166)	(16,313)
Net premiums earned	80,481	75,068	235,938	216,759

Investment income, net of expenses	3,795	3,980	11,573	11,765
Net realized gains	982	394	1,854	3,177
Finance charges	1,374	1,683	4,538	5,148
Commission and fees	(1,029)	2,445	(1,033)	2,617
Other income	17	178	307	203

Total revenues	85,620	83,748	253,177	239,669

Losses and loss adjustment expenses	52,839	56,136	168,859	181,841
Other operating expenses	25,726	24,850	77,077	71,890
Interest expense	1,137	1,159	3,464	3,470
Amortization of intangible assets	897	897	2,690	2,690

Total expenses	80,599	83,042	252,090	259,891

Income (loss) before tax	5,021	706	1,087	(20,222)
Income tax expense (benefit)	1,350	602	(978)	(9,048)
Net income (loss)	3,671	104	2,065	(11,174)
Less: Net income attributable to non-controlling interest	258	6	324	28

Net income (loss) attributable to Hallmark Financial Services, Inc.	$3,413	$98	$1,741	$(11,202)

Net income (loss) per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$0.18	$0.01	$0.09	$(0.57)
Diluted	$0.18	$0.01	$0.09	$(0.57)

The accompanying notes are an integral part

of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September		September
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)

Net income (loss)	$3,671	$104	$2,065	$(11,174)
Other comprehensive loss:

Change in net actuarial loss	120	72	362	215

Tax effect on change in net actuarial loss	(42)	(25)	(127)	(75)

Unrealized holding gains (losses) arising during the period	4,541	(8,134)	4,560	(8,254)

Tax effect on unrealized holding gains (losses) arising during the period	(1,589)	2,847	(1,596)	2,889

Reclassification adjustment for losses included in net income (loss)	(926)	(393)	(2,044)	(3,177)
	-		-
Tax effect on reclassification adjustment for losses included in net income	324	137	715	1,112

Other comprehensive gain (loss), net of tax	2,428	(5,496)	1,870	(7,290)

Comprehensive gain (loss)	$6,099	$(5,392)	$3,935	$(18,464)

Less: comprehensive income attributable to non-controlling interest	258	6	324	28

Comprehensive gain (loss) attributable to Hallmark Financial Services, Inc.	$5,841	$(5,398)	$3,611	$(18,492)

The accompanying notes are an integral

part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,669	122,292	122,487	121,815
Accretion of redeemable noncontrolling interest	(321)	(31)	(392)	(37)
Equity based compensation	64	94	317	583
Exercise of stock options	-	-	-	(6)

Balance, end of period	122,412	122,355	122,412	122,355

Retained Earnings
Balance, beginning of period, as previously reported	92,768	94,567	94,995	105,816
Cumulative effect of adjustments resulting from adoption
of change in accounting principle, net of tax	-	(536)	(555)	(485)
Balance, beginning of period, as adjusted	92,768	94,031	94,440	105,331
Net income (loss) attributable to Hallmark Financial Services, Inc.	3,413	98	1,741	(11,202)

Balance, end of period	96,181	94,129	96,181	94,129

Accumulated Other Comprehensive Income
Balance, beginning of period	5,888	7,843	6,446	9,637
Additional minimum pension liability, net of tax	78	47	235	140
Net unrealized holding (losses) gains arising during period, net of tax	2,952	(5,287)	2,964	(5,365)
Reclassification adjustment for gains included in net income, net of tax	(602)	(256)	(1,329)	(2,065)

Balance, end of period	8,316	2,347	8,316	2,347

Treasury Stock
Balance, beginning of period	(11,558)	(10,068)	(11,558)	(5,262)
Acquistion of treasury shares	-	(1,490)	-	(6,401)
Issuance of treasury stock upon option exercises	-	-	-	105
Balance, end of period	(11,558)	(11,558)	(11,558)	(11,558)

Total Stockholders' Equity	$219,108	$211,030	$219,108	$211,030

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended
	September 30

	2012	2011
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$2,065	$(11,174)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	3,603	4,103
Deferred federal income taxes	(2,241)	(2,737)
Net realized gains	(1,854)	(3,177)
Shared-based payments expense	317	584
Change in ceded unearned premiums	(2,524)	6,819
Change in premiums receivable	(15,669)	(10,283)
Change in accounts receivable	586	2,515
Change in deferred policy acquisition costs	(3,854)	(2,642)
Change in unpaid losses and loss adjustment expenses	18,662	29,344
Change in unearned premiums	21,690	9,493
Change in reinsurance recoverable	(7,375)	(1,117)
Change in reinsurance payable	2,837	(940)
Change in current federal income tax recoverable	6,915	(2,930)
Change in all other liabilities	(1,180)	(7,297)
Change in all other assets	6,209	4,447

Net cash provided by operating activities	28,187	15,008

Cash flows from investing activities:
Purchases of property and equipment	(366)	(1,799)
Net transfers from restricted cash	1,126	1,097
Payment for acquisition of subsidiaries	-	(13,334)
Purchases of investment securities	(103,434)	(234,994)
Maturities, sales and redemptions of investment securities	110,772	229,796

Net cash provided by (used in) investing activities	8,098	(19,234)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	99
Purchase of treasury shares	-	(6,401)
Activity under revolving credit facility	(2,577)	(410)
Payment of contingent consideration	(350)	-
Distribution to non-controlling interest	(147)	(165)

Net cash used in financing activities	(3,074)	(6,877)

Increase (decrease) in cash and cash equivalents	33,211	(11,103)
Cash and cash equivalents at beginning of period	74,471	60,519
Cash and cash equivalents at end of period	$107,682	$49,416

Supplemental cash flow information:

Interest paid	$3,464	$3,468

Income taxes paid (recovered )	$(5,951)	$(3,381)

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(1,566)	$2,204

Change in payable for securities related to investment purchases that settled after the balance sheet date	$6,546	$3,284

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

We pursue our business activities through subsidiaries whose operations are organized into six business units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C business unit (formerly known as the Standard Commercial business unit) handles commercial insurance products and services in the standard market, as well as occupational accident and employer’s liability insurance products. Our Workers Compensation business unit specializes in small and middle market workers compensation business. Our E&S Commercial business unit handles primarily commercial and medical professional liability insurance products and services in the excess and surplus lines market. Our General Aviation business unit handles general aviation insurance products and services. Our Excess & Umbrella business unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage. Our Personal Lines business unit handles personal insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

These six business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes the Standard Commercial P&C business unit and the Workers Compensation business unit. The Personal Segment presently consists solely of the Personal Lines business unit. The Specialty Commercial Segment includes the E&S Commercial, General Aviation and Excess & Umbrella business units.

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

The interim financial data as of September 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

Redeemable non-controlling interest

We have accreted the redeemable non-controlling interest to its redemption value from the date of issuance to the redemption date using the interest method.  Changes in redemption value are considered a change in accounting estimate.  We followed the two class method of computing earnings per share.  We treated only the portion of the periodic adjustment to the redeemable non-controlling interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend.  (See Note 3, “Business Combinations.”)

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

Revolving Credit Facility Payable: The carrying value of our bank revolving credit facility of $1.5 million approximates the fair value based on the current interest rate.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $47.7 million as of September 30, 2012. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0% based on similar issues to discount future cash flows and would be classified as Level 3 in the fair value hierarchy.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance may be applied prospectively or retrospectively. The Company elected retrospective application of this guidance. The adoption of this guidance decreased deferred policy acquisition costs by $0.9 million, decreased deferred federal income taxes, net by $0.3 million and decreased stockholders’ equity by $0.6 million as of December 31, 2011. Amortization of deferred policy acquisition costs included in other operating expenses and income tax benefit for the three months and nine months ended September 30, 2011 were retrospectively restated to conform to the change in accounting guidance, the effect of which on previously reported net loss for the three months and nine months ended September 30, 2011 was immaterial. In this Form 10-Q, interim financial information for the three and nine-months ended September 30, 2011 and balances at December 31, 2011 have been adjusted in accordance with the adoption of this guidance.

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

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments provide the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of comprehensive income. The adoption of this new guidance did not have a material impact on our financial position or results of operations but did require additional disclosures and impacted financial statement presentation.

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

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million.  In connection with the acquisition, we executed an operating agreement for each subsidiary.  The operating agreements granted us the right to purchase the remaining 20% membership interests in the subsidiaries and granted to an affiliate of the seller the right to require us to purchase such remaining membership interests.  We exercised our call option effective September 30, 2012 and acquired the remaining 20% membership interests in the subsidiaries for $1.7 million. We reclassed the call option payable to accounts payable and other accrued expenses on our Consolidated Balance Sheet at fair value of $1.7 million as of September 30, 2012.

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

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding Corporation (“TBIC Holding”) for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of $350 thousand was paid during the third quarter of 2012. A contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing based upon a formula contained in the acquisition agreement. We recorded a bargain purchase gain of $165 thousand on the acquisition which was reported in other income. The gain resulted from the difference in the estimated purchase price and the fair value of the net assets acquired and liabilities assumed as of July 1, 2011.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$16,101	$-	$16,101
Corporate bonds	-	90,324	-	90,324
Collateralized corporate bank loans	-	108,350	983	109,333
Municipal bonds	-	146,497	18,788	165,285
Mortgage-backed	-	3,245	-	3,245
Total debt securities	-	364,517	19,771	384,288

Financial services	14,651	-	-	14,651
All other	27,043	-	-	27,043
Total equity securities	41,694	-	-	41,694

Total debt and equity securities	$41,694	$364,517	$19,771	$425,982

	As of December 31, 2011
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$11,176	$-	$11,176
Corporate bonds	-	93,922	-	93,922
Collateralized corporate bank loans	-	91,707	1,186	92,893
Municipal bonds	-	158,919	19,422	178,341
Mortgage-backed	-	4,137	-	4,137
Total debt securities	-	359,861	20,608	380,469

Financial services	15,821	-	-	15,821
All other	28,338	-	-	28,338
Total equity securities	44,159	-	-	44,159

Total debt and equity securities	$44,159	$359,861	$20,608	$424,628

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 9.2%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012 and December 31, 2011 (in thousands):

Beginning balance as of January 1, 2012	$20,608
Settlements	(307)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(530)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2012	$19,771

Beginning balance as of January 1, 2011	$21,981
Settlements	(554)
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(819)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of December 31, 2011	$20,608

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2012	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$16,082	$19	$-	$16,101
Corporate bonds	88,459	2,829	(964)	90,324
Collateralized corporate bank loans	109,010	976	(653)	109,333
Municipal bonds	163,796	4,330	(2,841)	165,285
Mortgage-backed	3,148	106	(9)	3,245

Total debt securities	380,495	8,260	(4,467)	384,288

Financial services	11,004	3,648	(1)	14,651
All other	18,114	8,968	(39)	27,043

Total equity securities	29,118	12,616	(40)	41,694

Total debt and equity securities	$409,613	$20,876	$(4,507)	$425,982

As of December 31, 2011

U.S. Treasury securities and obligations of U.S. Government	$11,152	$24	$-	$11,176
Corporate bonds	93,272	2,305	(1,655)	93,922
Collateralized corporate bank loans	94,638	175	(1,920)	92,893
Municipal bonds	177,432	3,458	(2,549)	178,341
Mortgage-backed	4,084	80	(27)	4,137

Total debt securities	380,578	6,042	(6,151)	380,469

Financial services	11,618	4,463	(260)	15,821
All other	18,847	9,554	(63)	28,338

Total equity securities	30,465	14,017	(323)	44,159

Total debt and equity securities	$411,043	$20,059	$(6,474)	$424,628

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

U.S. Treasury securities and obligations of U.S. Government	$-	$21	$-	$35
Corporate bonds	159	(21)	9	250
Collateralized corporate bank loans	93	(23)	229	617
Municipal bonds	(50)	(318)	(294)	(319)
Mortgage-backed	-	-	-	-
Equity securities-financial services	8	735	78	1,524
Equity securities-all other	772	-	2,078	1,070
Gain on investments	982	394	2,100	3,177
Other-than-temporary impairments	-	-	(246)	-
Net realized gains	$982	$394	$1,854	$3,177

We realized gross gains on investments of $1.1 million and $0.8 million during the three months ended September 30, 2012 and 2011, respectively and $2.6 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. We realized gross losses on investments of $0.1 million and $0.4 million for the three months ended September 30, 2012 and 2011.  We realized gross losses on investments of $0.5 million and $0.6 million for the nine months ended September 30, 2012 and 2011. We recorded proceeds from the sale of investment securities of $3.5 million and $18.6 million during the three months ended September 30, 2012 and 2011, respectively, and $9.7 million and $61.5 million for the nine months ended September 30, 2012 and 2011, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	16,700	(62)	6,767	(902)	23,467	(964)
Collateralized corporate bank loans	3,386	(34)	16,109	(619)	19,495	(653)
Municipal bonds	26,349	(346)	32,692	(2,495)	59,041	(2,841)
Mortgage-backed	408	(9)	21	-	429	(9)
Total debt securities	46,843	(451)	55,589	(4,016)	102,432	(4,467)

Financial services	88	(1)	-	-	88	(1)
All other	997	(39)	-	-	997	(39)
Total equity securities	1,085	(40)	-	-	1,085	(40)

Total debt and equity securities	$47,928	$(491)	$55,589	$(4,016)	$103,517	$(4,507)

	As of December 31, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	21,752	(869)	2,366	(786)	24,118	(1,655)
Collateralized corporate bank loans	69,717	(1,917)	19	(3)	69,736	(1,920)
Municipal bonds	26,780	(196)	39,741	(2,353)	66,521	(2,549)
Mortgage-backed	740	(27)	-	-	740	(27)
Total debt securities	118,989	(3,009)	42,126	(3,142)	161,115	(6,151)

Financial services	1,789	(260)	-	-	1,789	(260)
All other	2,959	(63)	-	-	2,959	(63)
Total equity securities	4,748	(323)	-	-	4,748	(323)

Total debt and equity securities	$123,737	$(3,332)	$42,126	$(3,142)	$165,863	$(6,474)

At September 30, 2012, the gross unrealized losses more than twelve months old were attributable to 58 debt security positions. At December 31, 2011, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2012 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$50,324	$50,937
Due after one year through five years	163,456	166,452
Due after five years through ten years	112,290	113,254
Due after ten years	51,277	50,400
Mortgage-backed	3,148	3,245
	$380,495	$384,288

 6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $25.9 million and $27.5 million at September 30, 2012 and December 31, 2011, respectively.

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

We recorded $2.2 million and $3.6 million of favorable prior years’ loss development during the three months and nine months ended September 30, 2012, respectively. For the year to date, our General Aviation business unit experienced $2.6 million of favorable prior years’ loss development related to our liability and aircraft lines of business. Our Standard Commercial P&C business unit experienced $2.0 million of favorable prior years’ loss development primarily related to commercial property and auto liability partially offset by the late development of a general liability claim. Our Workers Compensation business unit experienced $0.8 million of favorable prior year loss reserve development. Our E&S Commercial business unit experienced $1.1 million of favorable prior year loss reserve development primarily related to general liability and commercial auto physical damage. These favorable developments were partially offset by unfavorable prior year loss development of $2.9 million in our Personal Lines business unit for the nine months ended September 30, 2012 of which $2.2 million is the result of unfavorable development in auto liability claims spread throughout various states. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was the result of $0.7 million of unfavorable prior years’ loss development in our low value dwelling/homeowners line of business.

We recorded $2.3 million and $18.1 million of unfavorable prior years’ loss development during the three and nine months ended September 30, 2011, respectively.  The unfavorable prior year’s loss development for the nine months ended September 30, 2011 included $17.2 million of unfavorable prior years’ loss development in our Personal Lines business unit of which $10.1 million was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida and the complexity related to Florida personal injury protection coverage claims. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to development of auto liability claims spread throughout our other states. For the first nine months of fiscal 2011, our E&S Commercial business unit had $3.4 million of unfavorable prior years’ loss development related primarily to commercial auto liability and physical damage. These unfavorable developments were partially offset by favorable prior years’ loss development of $2.3 million in our General Aviation business unit related to our liability lines of business and $0.2 million in our Standard Commercial P&C business unit primarily related to our commercial property lines of business, partially offset by unfavorable prior years’ loss development driven by a late developing umbrella claim.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of September 30, 2012, there were incentive stock options to purchase 1,100,832 shares of our common stock outstanding and non-qualified stock options to purchase 319,157 shares of our common stock outstanding and there were 564,178 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the nine months ended September 30, 2012 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2012	1,419,989	$9.66
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at September 30, 2012	1,419,989	$9.66	5.5	$887
Exercisable at September 30, 2012	1,126,418	$10.42	5.2	$467

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Intrinsic value of options exercised	$-	$-	$-	$4

Cost of share-based payments (non-cash)	$64	$94	$317	$584

Income tax benefit of share-based payments recognized in income	$7	$8	$30	$23

As of September 30, 2012, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.1 million is expected to be recognized during the remainder of 2012, $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There have been no options granted during 2012. There were no options granted during the first or third quarter of 2011. There were two options granted during the second quarter of 2011 with a weighted average grant date fair value per share of $3.50, a weighted average expected term of 6.3 years, a weighted average expected volatility of 38.0% and a weighted average risk free interest rate of 2.6%.

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Standard Commercial Segment	$17,761	$20,258	$53,791	$53,926
Specialty Commercial Segment	46,373	36,814	129,812	104,433
Personal Segment	21,172	25,637	68,508	76,556
Corporate	314	1,039	1,066	4,754
Consolidated	$85,620	$83,748	$253,177	$239,669

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(529)	$4,260	$(2,601)	$(890)
Specialty Commercial Segment	8,287	2,691	17,193	6,955
Personal Segment	(345)	(4,536)	(5,747)	(22,341)
Corporate	(2,650)	(1,715)	(8,082)	(3,974)
Consolidated	$4,763	$700	$763	$(20,250)

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
Assets

Standard Commercial Segment	$148,302	$144,673
Specialty Commercial Segment	439,233	348,699
Personal Segment	193,839	232,381
Corporate	14,460	20,306
	$795,834	$746,059

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2012 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Ceded earned premiums	$14,141	$12,430	$40,031	$44,581
Reinsurance recoveries	$8,582	$6,885	$22,633	$26,368

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses;

o	Our reinsurers reimburse us 100% for any loss involving tropical depressions, tropical storms and/or hurricanes occurring to risks located in the state of Texas in excess of our $6.0 million retention up to $9.0 million for each occurrence and our reinsurers reimburse us 87.5% for any loss occurring to risk in the state of Texas involving events other than tropical depressions, tropical storms and/or hurricanes in excess of our $6.0 million retention up to $9.0 million for each catastrophic occurrence; and

o	Our reinsurers reimburse us 100% for any loss occurrence in all states in excess of our $9.0 million retention up to $25.0 million, subject to an aggregate limit of $50.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. Effective June 1, 2012 we purchase proportional reinsurance on our medical professional liability risks where we retain 50% of each risk and cede the remaining 50% to reinsurers. Prior to June 1, 2012 we retained 40% of each risk and ceded the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period of up to six months following the closing.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of September 30, 2012, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.88% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2012, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Deferred	$(12,011)	$(11,978)	$(45,281)	$(40,034)
Amortized	11,084	11,625	41,427	37,392

Net	$(927)	$(353)	$(3,854)	$(2,642)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted average shares - basic	19,263	19,286	19,263	19,812
Effect of dilutive securities	14	1	4	-
Weighted average shares - assuming dilution	19,277	19,287	19,267	19,812

For the three months and nine months ended September 30, 2012, 809,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months and nine months ended September 30, 2011, 1,011,666 shares and 924,166 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost	$141	$152	$422	$457
Amortization of net loss	120	72	362	215
Expected return on plan assets	(146)	(148)	(438)	(443)
Net periodic pension cost	$115	$76	$346	$229

We contributed $410 thousand and $711 thousand to our frozen defined benefit cash balance plan during the three months and nine months ended September 30, 2012, respectively. We contributed $289 thousand and $509 thousand to our frozen defined benefit cash balance plan during the three months and nine months ended September 30, 2011, respectively. Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2012 was -90.0%, which varied from the statutory income tax rate primarily as a result of a taxable loss compared to book income. Tax exempt income accounted for the difference between our taxable loss and book income. Our effective income tax rate for the nine months ended September 30, 2011 was 44.7%, which varied from the statutory income tax rate primarily as a result of our tax exempt income increasing the tax benefit from our pre-tax loss and the recognition of a tax benefit related to the disposal of certain securities.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past several months we have been engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Also, based on current information, we believe that a favorable outcome of this dispute is at least reasonably possible. Therefore we have not accrued any amount as of September 30, 2012 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2012 and 2011 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)

Balance at December 31, 2010	$(2,024)	$11,661	$9,637

Other comprehensive income (loss):

Change in net actuarial loss	215	-	215

Tax effect on change in net actuarial loss	(75)	-	(75)

Net unrealized holding losses arising during the period	-	(8,254)	(8,254)

Tax effect on unrealized losses arising during the period	-	2,889	2,889

Reclassification adjustment for gains (losses) included in net income	-	(3,177)	(3,177)

Tax effect on reclassification adjustment for gains (losses) included in net income	-	1,112	1,112

Other comprehensive income (loss), net of tax	140	(7,430)	(7,290)

Balance at September 30, 2011	$(1,884)	$4,231	$2,347

Balance at December 31, 2011	$(2,978)	$9,424	$6,446

Other comprehensive income (loss):

Change in net actuarial loss	362	-	362

Tax effect on change in net actuarial loss	(127)	-	(127)
			-
Net unrealized holding gains arising during the period	-	4,560	4,560
			-
Tax effect on unrealized gains arising during the period	-	(1,596)	(1,596)

Reclassification adjustment for gains (losses) included in net income	-	(2,044)	(2,044)

Tax effect on reclassification adjustment for gains (losses) included in net income	-	715	715

Other comprehensive income (loss), net of tax	235	1,635	1,870

Balance at September 30, 2012	$(2,743)	$11,059	$8,316

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

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty products and services handled by our Standard Commercial P&C business unit (formerly known as our Standard Commercial business unit) and the workers compensation insurance products handled by our Workers Compensation business unit.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit, the commercial excess liability and umbrella insurance products handled by our Excess & Umbrella business unit and satellite launch insurance products included in Specialty Programs.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile insurance, low value dwelling/homeowners, renters, motorcycle and business auto insurance products and services handled by our Personal Lines business unit.

The retained premium produced by our business units is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas (“AHIC”) presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company (“HSIC”) presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment.

•	Hallmark Insurance Company (“HIC”) presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•	Hallmark National Insurance Company (“HNIC”) was acquired on December 31, 2010. Simultaneous with the closing of the acquisition, HNIC entered into reinsurance contracts with an affiliate of the seller, pursuant to which such affiliate of the seller will handle all claims and assume all liabilities arising under policies issued by HNIC prior to the closing or during a transition period of up to nine months following the closing. Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company (“HCM”) control and management is maintained through our wholly owned subsidiary CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company (“TBIC”) was acquired on July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 30% of the total net premiums written by any of them, HIC retains 28% of our total net premiums written by any of them, HSIC retains 30% of our total net premiums written by any of them and HNIC retains 12% of our total premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement. This pooling arrangement has no impact on our consolidated financial statements reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

Management Overview During the three and nine months ended September 30, 2012, our total revenues were $85.6 million and $253.2 million, representing a 2% and 6% increase, respectively, from the $83.7 million and $239.7 million in total revenues for the same period of 2011.  The growth in revenue was primarily attributable to increased premium production and resulting earned premium driven largely from our E&S Commercial business unit and from the acquisition of our Workers Compensation business unit during the third quarter of 2011. The increase in revenue was partially offset by an adverse profit share commission revenue adjustment in our Standard Commercial P&C business unit, combined with lower finance charges and earned premium in our Personal Segment due mostly to the impact of a reduction of premium written in underperforming states and products exited over the past twelve months. Further offsetting the increase in revenue was lower net realized gains for the nine months ended September 30, 2012.

The increase in revenue for the three months and nine months ended September 30, 2012 was complemented by decreased loss and loss adjustment expenses (“LAE”) due primarily to improved current accident year loss trends in our Standard Commercial P&C business unit for the year-to-date and Personal Lines business unit for both the quarter and year-to-date as well as significant adverse reserve development recognized during the prior year. During the three months and nine months ended September 30, 2012, we recorded $2.2 million and $3.6 million, respectively, of favorable prior year loss reserve development. During the three and nine months ended September 30, 2011, we recorded $2.3 million and $18.1 million, respectively, of unfavorable prior year loss reserve development. Of the $18.1 million unfavorable development recognized for the nine months ended September 30, 2011, $10.1 million was a result of adverse prior year loss reserve development in our Personal Segment in Florida. In addition, the results for the nine months ended September 30, 2012 and 2011 included $11.6 million and $10.0 million, respectively, in net losses from weather related claims.

We reported $3.4 million net income attributable to Hallmark for the three months ended September 30, 2012, as compared to $98 thousand net income attributable to Hallmark for the same period during 2011. We reported a net income attributable to Hallmark of $1.7 million for the nine months ended September 30, 2012, which was $12.9 million higher than the $11.2 million net loss attributable to Hallmark reported for the nine months ended September 30, 2011.  On a diluted basis per share, we reported net income of $0.18 per share for the three months ended September 30, 2012, as compared to net income of $0.01 per share for the same period in 2011.   On a diluted basis per share, net income per share was $0.09 for the nine months ended September 30, 2012, as compared to net loss per share of $0.57 for the same period during 2011. We reported an income tax benefit of $1.0 million, or an effective income tax rate of -90.0%, for the nine months ended September 30, 2012, as compared to income tax benefit of $9.0 million, or an effective rate of 44.7%, for the same period during 2011.

Third Quarter 2012 as Compared to Third Quarter 2011

The following is additional business segment information for the three months ended September 30, 2012 and 2011 (in thousands):

Hallmark Financial Services, Inc

Consolidated Segment Data

	Three Months Ended September 30, 2012
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$18,706	$62,349	$18,393	-	$99,448
Ceded premiums written	(1,876)	(12,385)	(182)	-	(14,443)
Net premiums written	16,830	49,964	18,211	-	85,005
Change in unearned premiums	736	(6,396)	1,136	-	(4,524)
Net premiums earned	17,566	43,568	19,347	-	80,481

Total revenues	17,761	46,373	21,172	314	85,620

Losses and loss adjustment expenses	12,476	25,532	14,831	-	52,839

Pre-tax income (loss), net of non-controlling interest	(529)	8,287	(345)	(2,650)	4,763

Net loss ratio (1)	71.0%	58.6%	76.7%		65.7%
Net expense ratio (1)	33.4%	27.3%	29.3%		30.1%
Net combined ratio (1)	104.4%	85.9%	106.0%		95.8%

	Three Months Ended September 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$16,698	$48,417	$24,636	-	$89,751
Ceded premiums written	(1,489)	(10,444)	64	-	(11,869)
Net premiums written	15,209	37,973	24,700	-	77,882
Change in unearned premiums	1,320	(2,993)	(1,141)	-	(2,814)
Net premiums earned	16,529	34,980	23,559	-	75,068

Total revenues	20,258	36,814	25,637	1,039	83,748

Losses and loss adjustment expenses	10,703	23,356	22,077	-	56,136

Pre-tax income (loss), net of non-controlling interest	4,260	2,691	(4,536)	(1,715)	700

Net loss ratio (1)	64.8%	66.8%	93.7%		74.8%
Net expense ratio (1)	32.0%	29.8%	28.9%		31.6%
Net combined ratio (1)	96.8%	96.6%	122.6%		106.4%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $18.7 million for the three months ended September 30, 2012, which was $2.0 million, or 12%, more than the $16.7 million reported for the same period in 2011. Net premiums written were $16.8 million for the three months ended September 30, 2012 as compared to $15.2 million reported for the same period in 2011. The increase in premium volume was primarily due to increased premium production in both our Standard Commercial P&C business unit and our Workers Compensation business unit.

Total revenue for the Standard Commercial Segment of $17.8 million for the three months ended September 30, 2012 was $2.5 million less than the $20.3 million reported during the same period in 2011. This decrease in total revenue was mostly due to an adverse profit share commission revenue adjustment of $1.2 million during the third quarter of 2012 as compared to a favorable profit share commission revenue adjustment of $2.5 million during the same period of 2011. This decrease in revenue was partially offset by increased net premiums earned of $1.0 million due primarily to increased premium production in both our Standard Commercial P&C business unit and our Workers Compensation business unit and higher net investment income of $0.2 million.

Our Standard Commercial Segment reported a pre-tax loss of $0.5 million for the three months ended September 30, 2012 as compared to pre-tax income of $4.3 million for the same period of 2011. The reduced revenue discussed above, higher loss and LAE of $1.8 million and higher operating expenses of $0.5 million were the primary drivers of the pre-tax loss for the three months ended September 30, 2012.

The Standard Commercial Segment reported a net loss ratio of 71.0% for the three months ended September 30, 2012 as compared to 64.8% for the same period of 2011. The gross loss ratio before reinsurance for the three months ended September 30, 2012 was 68.1% as compared to the 59.9% reported for the same period of 2011. The increase in the net loss ratio was impacted by higher current accident year loss trends during the third quarter of 2012 as compared to the same period in 2011. During the three months ended September 30, 2012, the Standard Commercial Segment reported favorable loss reserve development of $0.1 million as compared to $0.7 million favorable loss reserve development during the same period of 2011. The Standard Commercial Segment reported a net expense ratio of 33.4% for the three months ended September 30, 2012 as compared to 32.0% for the same period of 2011. The increase in the expense ratio is primarily due to increased production related expenses.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $62.3 million for the three months ended September 30, 2012, which was $13.9 million, or 29%, more than the $48.4 million reported for the same period in 2011. Net premiums written were $50.0 million for the three months ended September 30, 2012 as compared to $38.0 million reported for the same period in 2011. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit, Excess & Umbrella business unit and our space risk program, partially offset by reduced premium volume in our General Aviation business unit.

The $46.4 million of total revenue for the three months ended September 30, 2012 was $9.6 million higher than the $36.8 million reported by the Specialty Commercial Segment for the same period in 2011. This increase in revenue was primarily due to higher net premiums earned of $8.6 million largely from increased premium production discussed above. Further contributing to this increased revenue was higher net investment income of $0.7 million and a favorable profit share commission revenue adjustment of $0.1 million for the three months ended September 30, 2012 as compared to an adverse profit share commission revenue adjustment of $0.2 million for the same period of 2011.

Pre-tax income for the Specialty Commercial Segment of $8.3 million for the third quarter of 2012 was $5.6 million higher than the $2.7 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above partially offset by higher loss and LAE expenses of $2.2 million, higher operating expenses of $1.6 million and $0.3 million in expense related to the acquisition of the non-controlling interest in our Excess & Umbrella business unit during the third quarter of 2012. Our General Aviation business unit reported a $1.6 million increase in loss and LAE due primarily to higher current accident year loss trends, our Excess & Umbrella business unit reported a $0.2 million increase in loss and LAE due to increased premium production and our space risk program reported a $1.0 million increase in loss and LAE attributable to a large claim during the third quarter of 2012. These increases in loss and LAE were partially offset by a $0.6 million decrease in loss and LAE in our E&S Commercial business unit due primarily to favorable prior year loss reserve development for the three months ended September 30, 2012 as compared to the same period during 2011 partially offset by increased premium production. The increase in operating expenses for the three months ended September 30, 2012 were primarily the result of increased production related expenses of $1.4 million and increased salary and related expenses of $0.4 million, partially offset by lower professional service fees of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 58.6% for the three months ended September 30, 2012 as compared to 66.8% for the same period during 2011. The gross loss ratio before reinsurance was 60.3% for the three months ended September 30, 2012 as compared to 65.6% for the same period in 2011. The Specialty Commercial Segment reported $2.7 million of favorable prior year loss reserve development for the three months ended September 30, 2012 as compared to $0.1 million adverse prior year loss reserve development for the same period in 2011. The Specialty Commercial Segment reported a decline in the net expense ratio to 27.3% for the three months ended September 30, 2012 as compared to 29.8% for the same period in 2011 primarily due to increased premium production.

Personal Segment

Gross premiums written for the Personal Segment were $18.4 million for the three months ended September 30, 2012, which was $6.2 million, or 25%, less than the $24.6 million reported for the same period in 2011. The decrease in premium was due mostly to the impact of rate increases and exiting certain underperforming states and programs.

Total revenue for the Personal Segment decreased 17% to $21.2 million for the third quarter of 2012 from $25.6 million for the third quarter of 2011. Lower earned premium of $4.2 million and lower finance charges of $0.3 million were the primary reason for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $0.3 million for the three months ended September 30, 2012 as compared to $4.5 million for the same period of 2011. The decrease in pre-tax loss for the three months ended September 30, 2012 as compared to the same period in 2011 was driven by decreased losses and LAE of $7.2 million and lower operating expenses of $1.4 million due to decreased production related expense, professional service fees and salary and related expenses, partially offset by the lower revenue discussed above.

The Personal Segment reported a net loss ratio of 76.7% for the three months ended September 30, 2012 as compared to 93.7% for the third quarter of 2011. The loss ratio for the three months ended September 30, 2012 includes improved current accident year loss trends. The loss and LAE during the three months ended September 30, 2012 included $0.6 million of adverse prior year loss reserve development as compared to $2.9 million of adverse prior year loss reserve development for the same period in 2011.

Corporate

Total revenue for Corporate decreased by $0.7 million for the three months ended September 30, 2012 as compared to the same period the prior year. This decrease in total revenue was primarily due to lower net investment income of $1.1 million and the bargain purchase gain recorded on the acquisition of TBIC Holding of $0.1 million reported in other income during the third quarter of 2011. This decrease in total revenue was partially offset by higher net realized gains of $0.5 million for the three months ended September 30, 2012 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.7 million for the three months ended September 30, 2012 as compared to $1.7 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of the decreased revenue discussed above and higher operating expenses of $0.3 million due primarily to an adjustment recorded during the three months ended September 30, 2011 to reduce the expected earn-out payable in conjunction with the acquisition of HNIC.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011

The following is additional business segment information for the nine months ended September 30, 2012 and 2011 (in thousands):

Hallmark Financial Services, Inc.

Consolidated Segment Data

	Nine Months Ended September 30, 2012
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$58,292	$178,690	$60,676	-	$297,658
Ceded premiums written	(5,063)	(36,948)	(543)	-	(42,554)
Net premiums written	53,229	141,742	60,133	-	255,104
Change in unearned premiums	(2,194)	(19,449)	2,477	-	(19,166)
Net premiums earned	51,035	122,293	62,610	-	235,938

Total revenues	53,791	129,812	68,508	1,066	253,177

Losses and loss adjustment expenses	39,253	76,827	52,779	-	168,859

Pre-tax income (loss), net of non-controlling interest	(2,601)	17,193	(5,747)	(8,082)	763

Net loss ratio (1)	76.9%	62.8%	84.3%		71.6%
Net expense ratio (1)	33.8%	28.2%	28.5%		30.4%
Net combined ratio (1)	110.7%	91.0%	112.8%		102.0%

	Nine Months Ended September 30, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$52,702	$137,032	$81,100	-	$270,834
Ceded premiums written	(4,053)	(29,041)	(4,668)	-	(37,762)
Net premiums written	48,649	107,991	76,432	-	233,072
Change in unearned premiums	(867)	(9,312)	(6,134)	-	(16,313)
Net premiums earned	47,782	98,679	70,298	-	216,759

Total revenues	53,926	104,433	76,556	4,754	239,669

Losses and loss adjustment expenses	39,117	66,706	76,018	-	181,841

Pre-tax income (loss), net of non-controlling interest	(890)	6,955	(22,341)	(3,974)	(20,250)

Net loss ratio (1)	81.9%	67.6%	108.1%		83.9%
Net expense ratio (1)	32.5%	30.2%	26.8%		31.3%
Net combined ratio (1)	114.4%	97.8%	134.9%		115.2%

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $58.3 million for the nine months ended September 30, 2012, which was $5.6 million, or 11%, more than the $52.7 million reported for the same period in 2011. Net premiums written were $53.2 million for the nine months ended September 30, 2012 as compared to $48.6 million reported for the same period in 2011. The increase in premium volume was primarily due to the acquisition of our Workers Compensation business unit during the third quarter of 2011.

Total revenue for the Standard Commercial Segment of $53.8 million for the nine months ended September 30, 2012 was $0.1 million less than the $53.9 million reported during the same period in 2011. This decrease in total revenue was mostly due to an adverse profit share commission revenue adjustment of $1.4 million during the nine months ended September 30, 2012 as compared to a favorable profit share commission revenue adjustment of $2.7 million during the same period of 2011. This decrease in total revenue was offset by increased net premiums earned of $3.3 million due primarily to the acquisition of our Workers Compensation business unit during the third quarter of 2011 and higher net investment income of $0.7 million.

Our Standard Commercial Segment reported a pre-tax loss of $2.6 million for the nine months ended September 30, 2012 as compared to pre-tax loss of $0.9 million for the same period of 2011. The decreased revenue discussed above and higher operating expenses of $1.5 million primarily due to the acquisition of our Workers Compensation business unit during the third quarter of 2011 contributed to this increase in pre-tax loss for the nine months ended September 30, 2012. Further contributing to this increase in pre-tax loss were higher loss and LAE expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 76.9% for the nine months ended September 30, 2012 as compared to 81.9% for the same period in 2011. The gross loss ratio before reinsurance for the nine months ended September 30, 2012 was 75.4% as compared to the 81.0% reported for the same period of 2011. The lower gross and net loss ratios for the nine months ended September 30, 2012 were aided by lower current accident year loss trends excluding catastrophe losses. The net loss ratios for the nine months ended September 30, 2012 and 2011 include $9.4 million and $7.5 million, respectively, of weather related losses. During the nine months ended September 30, 2012 and 2011 the Standard Commercial Segment reported $2.9 million and $0.2 million, respectively, of favorable prior years’ loss reserve development.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $178.7 million for the nine months ended September 30, 2012, which was $41.7 million, or 30%, more than the $137.0 million reported for the same period in 2011. Net premiums written were $141.7 million for the nine months ended September 30, 2012 as compared to $108.0 million reported for the same period in 2011. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit, Excess & Umbrella business unit and our space risk program partially offset by reduced premium volume in our General Aviation business unit.

The $129.8 million of total revenue for the Specialty Commercial Segment during the nine months ended September 30, 2012 was $25.4 million higher than the $104.4 million reported for the same period in 2011. This increase in revenue was due to higher net premiums earned of $23.6 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.4 million and a favorable profit share commission revenue adjustment of $0.1 million for the nine months ended September 30, 2012 as compared to an adverse profit share commission revenue adjustment of $0.4 million for the same period of 2011, partially offset by lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $17.2 million for the first nine months of 2012 was $10.2 million higher than the $7.0 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above partially offset by higher loss and LAE expenses of $10.1 million, higher operating expenses of $4.8 million and $0.3 million in expense related to the acquisition of the non-controlling interest in our Excess & Umbrella business unit during the third quarter of 2012. Our E&S Commercial business unit reported a $9.0 million increase in loss and LAE due primarily to increased premium volume partially offset by lower accident year loss trends, our Excess & Umbrella business unit reported a $0.6 million increase in loss and LAE due to increased premium production and our space risk program reported a $1.2 million increase in loss and LAE due primarily to a $1.0 million claim incurred during the third quarter of 2012. These increases in loss and LAE were partially offset by a $0.7 million decrease in loss and LAE in our General Aviation business unit due primarily to a decline in premium volume. The increased operating expenses for the first nine months of 2012 were primarily the result of increased production related expenses of $4.3 million and higher salary and related expense of $0.8 million, partially offset by lower professional service fees of $0.3 million.

The Specialty Commercial Segment reported a net loss ratio of 62.8% for the nine months ended September 30, 2012 as compared to 67.6% for the same period during 2011. The lower net loss ratio was due primarily to $3.6 million favorable prior year loss reserve development for the nine months ended September 30, 2012 as compared to $1.1 million adverse development of prior year loss reserves for the same period the prior year.

Personal Segment

Gross premiums written for the Personal Segment were $60.7 million for the nine months ended September 30, 2012, which was $20.4 million, or 25%, less than the $81.1 million reported for the same period in 2011. The decrease in premium was due mostly to the impact of rate increases, the reduction of premium written in Florida and exiting certain other underperforming states and programs.

Total revenue for the Personal Segment decreased 11% to $68.5 million for the first nine months of 2012 from $76.6 million for the first nine months of 2011. Lower earned premium of $7.7 million and lower finance charges of $0.5 million were the primary reason for the decrease in revenue for the period. The decrease in revenue was partially offset by increased net investment income of $0.1 million during the first nine months of 2012.

Pre-tax loss for the Personal Segment was $5.7 million for the nine months ended September 30, 2012 as compared to pre-tax loss of $22.3 million for the same period of 2011. The lower pre-tax loss was the result of lower losses and LAE of $23.2 million and lower operating expenses of $1.4 million, primarily production related expenses. The decline in pre-tax loss was partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 84.3% for the nine months ended September 30, 2012 as compared to 108.1% for the same period of 2011. The decrease in the net loss ratio was primarily due to normalizing claims experience during the first nine months of 2012 as compared to extremely adverse claims development during the same period in 2011 due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The loss ratio for the nine months ended September 30, 2012 included improving current accident year loss trends in our non-standard auto line of business partially offset by increased weather and fire related losses in our low value dwelling/homeowners line of business. The loss and LAE during the nine months ended September 30, 2012 included $2.9 million of adverse prior year development as compared to $17.2 million of adverse prior year development for the same period during 2011.

Corporate

Total revenue for Corporate decreased by $3.7 million for the nine months ended September 30, 2012 as compared to the same period the prior year. This decrease in total revenue was due primarily to gains of $1.8 million recognized on our investment portfolio for the nine months ended September 30, 2012 as compared to $3.2 million of gains recognized during the same period in 2011. Further contributing to this decrease in revenue was lower net investment income of $2.3 million for the nine months ended September 30, 2012 as compared to the same period of the prior year.

Corporate pre-tax loss was $8.1 million for the nine months ended September 30, 2012 as compared to a $4.0 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of the decreased revenue discussed above and higher operating expenses of $0.4 million due primarily to lower reductions recorded to the expected earn-out payable in conjunction with the acquisition of HNIC during the nine months ended September 30, 2012 as compared to the same period in 2011.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2012, Hallmark had $3.7 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $8.4 million as of September 30, 2012. As of that date, our insurance subsidiaries held $95.6 million of unrestricted cash and cash equivalents as well as $384.3 million in debt securities with an average modified duration of 2.6 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2012, the aggregate ordinary dividend capacity of these subsidiaries is $20.3 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2012 or the 2011 fiscal year.

Comparison of September 30, 2012 to December 31, 2011

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2012 were $533.7 million compared to $499.1 million at December 31, 2011. The acquisition of debt securities for which $6.5 million settled subsequent to quarter end and a $6.5 million federal income tax refund during the second quarter of 2012 were the primary reasons for this increase, as well as other cash flow from operations.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Net cash provided by our consolidated operating activities was $28.2 million for the first nine months of 2012 compared to net cash provided by operating activities of $15.0 million for the first nine months of 2011. The increase in operating cash flow was primarily due to a $6.5 million federal income tax refund during the second quarter of 2012 and higher premiums collected during the first nine months of 2012 as compared to the same period in 2011.

Net cash provided by investing activities during the first nine months of 2012 was $8.1 million as compared to net cash used in investing activities of $19.2 million for the same period of 2011.  The increase in cash provided by investing activities during the first nine months of 2012 was due to a decrease in purchases of debt and equity securities of $131.6 million, a $14.0 million payment for the acquisition of HNIC during the first quarter 2011 partially offset by $0.7 million in net cash received in connection with the acquisition of TBIC Holdings during the third quarter 2011, and a decrease in purchases of property and equipment of $1.4 million, partially offset by a decrease in maturities, sales and redemptions of investment securities of $119.0 million.

Cash used in financing activities during the first nine months of 2012 was $3.1 million as a result of a $2.6 million repayment on our revolving credit facility, a $0.4 million payment of contingent consideration for the acquisition of TBIC, and a $0.1 million distribution to non-controlling interest for our Excess & Umbrella business unit. Cash used in financing activities during the first nine months of 2011 was $6.9 million primarily related to the repurchase of the Company’s common stock during the second quarter of 2011.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of September 30, 2012, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.88% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2012, the balance of our Trust II subordinated debt was $25.8 million.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. During the past several months we have been engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Also, based on current information, we believe that a favorable outcome of this dispute is at least reasonably possible. Therefore we have not accrued any amount as of September 30, 2012 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).
3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).
10.1	Ninth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 12, 2012).

10.2	Tenth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated September 30, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. 1350.
32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. 1350.

101
INS+	XBRL Instance Document.

101
SCH+	XBRL Taxonomy Extension Schema Document.

Exhibit
Number	Description

101
CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101
LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101
PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101
DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 7, 2012	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: November 7, 2012	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

