Form 10-K
period 2012-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2013-03-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                       DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $110,873,264

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,263,457 shares of common stock, $.18 par value per share, outstanding as of March 14, 2013.

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through six business units, each of which has a specific focus. Our Standard Commercial P&C business unit (formerly known as the Standard Commercial business unit) primarily handles standard commercial insurance, our Workers Compensation business unit specializes in small and middle market workers compensation business, our E&S Commercial business unit concentrates on excess and surplus lines commercial insurance, our General Aviation business unit specializes in general aviation insurance, our Excess & Umbrella business unit handles excess commercial automobile and commercial umbrella risks on both an admitted and non-admitted basis and our Personal Lines business unit focuses on non-standard personal automobile insurance and complementary personal insurance products and services. The subsidiaries comprising our Workers Compensation business unit were acquired July 1, 2011.

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

What We Do

We market commercial and personal lines of property/casualty insurance products which are tailored to the risks and coverages required by the insured. We believe that most of our target markets are underserved by larger property/casualty insurers because of the specialized nature of the underwriting required. We are able to offer these products profitably as a result of the expertise of our experienced underwriters. We also believe our long-standing relationships with independent general agencies and retail agents and the service we provide differentiate us from larger property/casualty insurers.

Our Standard Commercial P&C business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C business unit currently markets its products through a network of 330 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas and Hawaii.

Our Workers Compensation business unit, which was acquired July 1, 2011, offers small and middle market workers compensation insurance products. Our Workers Compensation business unit currently markets its products through a network of 170 independent agents in Texas.

Our E&S Commercial business unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our E&S Commercial business unit focuses on middle market commercial risks and healthcare professionals that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our E&S Commercial business unit primarily writes commercial automobile, general liability, commercial property and excess casualty. In addition, our E&S Commercial business unit markets medical professional liability insurance on an excess and surplus lines basis. Our E&S Commercial business unit markets its products in 42 states through 26 wholesale brokers and 76 general agency offices, as well as 203 independent retail agents in Texas and Oregon.

Our General Aviation business unit offers general aviation property/casualty insurance primarily for private and small commercial aircraft and airports. The aircraft liability and hull insurance products underwritten by our General Aviation business unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our General Aviation business unit markets these general aviation insurance products through 195 independent specialty brokers in 48 states.

Our Excess & Umbrella business unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Excess & Umbrella business unit markets its products through 117 wholesale brokers in 49 states.

Our Personal Lines business unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Personal Lines business unit also provides personal insurance products complementary to non-standard personal automobile insurance such as low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto coverage. Our Personal Lines business unit actively markets these policies through 8,133 independent retail agents in 22 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). We acquired HNIC on December 31, 2010 and we acquired TBIC on July 1, 2011. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 30% of the net premiums written by any of them, HIC retains 27% of the net premiums written by any of them, HSIC retains 30% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

Our six business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment consists of the Standard Commercial P&C business unit and the Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit, General Aviation business unit and Excess & Umbrella business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed at the parent level. The Personal Segment presently consists solely of our Personal Lines business unit. The following table displays the gross premiums written and net premiums by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Gross Premiums Written:
Standard Commercial Segment (1)	$77,091	$69,420	$67,832
Specialty Commercial Segment	235,695	185,020	157,849
Personal Segment (2)	77,056	100,441	95,292
Total	$389,842	$354,881	$320,973

Net Premiums Written:
Standard Commercial Segment (1)	$70,091	$63,944	$63,572
Specialty Commercial Segment	186,053	144,277	122,973
Personal Segment (2)	76,345	95,655	95,096
Total	$332,489	$303,876	$281,641

(1) The Workers Compensation business unit included in the Standard Commercial Segment was acquired effective July 1, 2011.

(2) HNIC included in the Personal Segment was acquired effective December 31, 2010.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our business units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our business units and the business units included in each reportable segment as of December 31, 2012.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C business unit and our Workers Compensation business unit. During 2012, our Standard Commercial P&C business unit accounted for approximately 90% and our Workers Compensation business unit accounted for the remaining 10% of the aggregate premiums produced by the Standard Commercial Segment.

Standard Commercial P&C business unit. Our Standard Commercial P&C business unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas and Hawaii. The subsidiaries comprising our Standard Commercial P&C business unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial P&C business unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. Products offered by our Standard Commercial P&C business unit include the following:

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

Our Standard Commercial P&C business unit markets its property/casualty insurance products through 330 independent agencies operating in its target markets. Our Standard Commercial P&C business unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C business unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C business unit has historically maintained excellent relationships with its producing agents, as evidenced by the 25 year average tenure of the 14 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2012. During 2012, the top ten agency groups produced approximately 38%, and no individual agency group produced more than 9%, of the total premium volume of our Standard Commercial P&C business unit.

Our Standard Commercial P&C business unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy. Umbrella policies are written only when our Standard Commercial P&C business unit also writes the insured’s underlying general liability and commercial automobile coverage. Through December 31, 2005, our Standard Commercial P&C business unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Our Standard Commercial P&C business unit earns a commission based on a percentage of the earned premium it produced for Clarendon. The commission percentage is determined by the underwriting results of the policies produced. Our Standard Commercial P&C business unit presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our Standard Commercial P&C business unit are for a term of 12 months. If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that requires the insured to pay 20% or 25% down and the remaining payments over eight months. We charge installment fees of up to $7.50 per payment for the installment payment plan.

Workers Compensation business unit. Our Workers Compensation business unit markets, underwrites and services workers compensation insurance in Texas. The subsidiaries comprising our Workers Compensation business unit include TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provides risk management services to customers of TBIC. The subsidiaries comprising the Workers Compensation business unit were acquired July 1, 2011.

Our Workers Compensation business unit markets its products through approximately 170 independent agencies operating in Texas. During 2012, the top ten agency groups produced approximately 44%, and no individual agency group produced more than 7%, of the total premium volume of our Workers Compensation business unit.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our E&S Commercial business unit, our General Aviation business unit and our Excess & Umbrella business unit, as well as certain Specialty Programs which are managed at the parent level. During 2012, our E&S Commercial business unit accounted for approximately 70% of the aggregate premiums produced by the Specialty Commercial Segment, with our Excess & Umbrella business unit, General Aviation business unit and Specialty Programs accounting for 17%, 8% and 5%, respectively.

E&S Commercial business unit. Our E&S Commercial business unit markets, underwrites, finances and services commercial lines insurance in 42 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. In addition, our E&S Commercial business unit markets medical professional liability insurance on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. The subsidiaries comprising our E&S Commercial business unit include HSU, which is a regional managing general underwriter, TGASRI which is a Texas managing general agency, and PAAC, which provides premium financing for policies marketed by HSU and certain unaffiliated general and retail agents. HSU accounts for approximately 98% of the premium volume financed by PAAC.

Our E&S Commercial business unit focuses on middle market commercial risks and healthcare professionals that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2012, commercial automobile, general liability and medical professional liability approximated 81%, 14% and 3%, respectively, of the premiums produced by our E&S Commercial business unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000. Target risks for medical professional liability insurance are medical entities and healthcare professionals, including physicians, surgeons and podiatrists. The commercial insurance products offered by our E&S Commercial business unit include the following:

•	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, theft and business interruption losses caused by fire, wind, hail, water damage, vandalism and other insured perils. Windstorm, hurricane and hail are generally excluded in coastal areas.

•	Medical professional liability. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities.

•	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of commercial automobile, general liability and employer’s liability insurance. The excess insurance does not begin until the limits of liability in the primary layer have been exhausted. The excess layer provides not only higher limits, but catastrophic protection from large losses.

•	Commercial umbrella. Commercial umbrella insurance protects businesses for bodily injury, personal and advertising injury, or property damage claims in excess of the limits of their primary commercial automobile, general liability and employers liability policies, and for some claims excluded by their primary policies (subject to a deductible). Umbrella insurance provides not only higher limits, but catastrophic protection for large losses.

Our E&S Commercial business unit produces business in 42 states through 26 wholesale brokers, a program underwriter and a network of 76 general agency offices, as well as 203 independent retail agents in Texas and Oregon. Our E&S Commercial business unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2012, general agents produced 75%, the program underwriter produced 14%, retail agents produced 7% and wholesale brokers produced 4% of total premiums produced by our E&S Commercial business unit. During 2012, the top ten general agents produced approximately 39%, the top ten wholesale brokers produced approximately 4% and no general agent produced more than 7%, of the total premium volume of our E&S Commercial business unit. During the same period, the top ten retail agents produced approximately 4%, and no retail agent produced more than 1%, of the total premium volume of our E&S Commercial business unit.

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

General Aviation business unit. Our General Aviation business unit markets, underwrites and services general aviation property/casualty insurance in 48 states. The subsidiaries comprising our General Aviation business unit include Aerospace Insurance Managers, which markets standard aviation coverages, ASRI, which markets excess and surplus lines aviation coverages, and ACMG, which handles claims management. Aerospace Insurance Managers is one of only a few similar entities in the U.S. and has focused on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. Products offered by our General Aviation business unit include the following:

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

Our General Aviation business unit generates its business through 195 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our General Aviation business unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2012, the top ten independent specialty brokers produced approximately 32%, and no broker produced more than 7%, of the total premium volume of our General Aviation business unit.

Our General Aviation business unit independently develops, underwrites and prices each coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with approximately 92% of the aircraft written in 2012 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2012 was approximately $165,700. All general aviation policies produced by our General Aviation business unit are written through our insurance company subsidiaries.

Excess & Umbrella business unit. Our Excess & Umbrella business unit markets, underwrites and services small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis in 49 states.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the primary carrier’s limits of liability.

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

Our Excess & Umbrella business unit markets its products through 117 wholesale brokers.  During 2012, the top ten wholesale brokers accounted for 56% of our Excess & Umbrella business unit premium volume, with no single wholesale broker accounting for more than 17%.  During 2012, commercial excess liability risks accounted for 98% of the premiums produced by our Excess & Umbrella business unit, with the remaining 2% coming from commercial umbrella and general liability risks.  The commercial insurance products offered by our Excess & Umbrella business unit include the following:

•	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of commercial automobile, general liability and employer’s liability insurance. The excess insurance does not begin until the limits of liability in the primary layer have been exhausted. The excess layer provides not only higher limits, but catastrophic protection from large losses.

•	Commercial umbrella. Commercial umbrella insurance protects businesses for bodily injury, personal and advertising injury, or property damage claims in excess of the limits of their primary commercial automobile, general liability and employers liability policies, and for some claims excluded by their primary policies (subject to a deductible). Umbrella insurance provides not only higher limits, but catastrophic protection for large losses.

•	Commercial general liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

In states where we are not admitted, our Excess & Umbrella business unit writes policies under a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers.  We presently reinsure or retrocede 79% of the risk on policies written by our Excess & Umbrella business unit.

Specialty Programs. Our Specialty Programs consist of fronting and agency arrangements which are managed at the parent level. The Specialty Programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company and satellite launch property/casualty policies marketed through underwriting agencies with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

Personal Segment / Personal Lines Business Unit

The Personal Segment of our business presently consists solely of our Personal Lines business unit. Our Personal Lines business unit markets and services non-standard personal automobile policies and low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto coverages in 22 states. We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Personal Lines business unit include the following:

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

Our Personal Lines business unit markets its products through 8,133 independent retail agents operating in its target geographic markets. Non-standard automobile represented 76% of the premiums produced during 2012. Our Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2012, the top ten independent agency groups produced approximately 16%, and no individual agency group produced more than 4%, of the total premium volume of our Personal Lines business unit.

During 2012, personal automobile liability coverage accounted for approximately 85% and personal automobile physical damage coverage accounted for the remaining 15% of the total non-standard automobile premiums produced by our Personal Lines business unit. Our most common policy term is a six month policy. We do offer additional terms of one-, two-, three and twelve-month policies in certain markets. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Our Personal Lines business unit actively markets its products in 22 states directly for HIC, AHIC and HNIC. In Texas, our Personal Lines business unit also markets its policies through reinsurance arrangements with unaffiliated companies. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”) pursuant to which American Hallmark General Agency, Inc. holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. HIC reinsures 100% of the OACM policies produced by American Hallmark General Agency, Inc. under these reinsurance arrangements. During the third quarter of 2009, HCM began fronting a portion of the business previously written through OACM.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•	Specialized market knowledge and underwriting expertise. All of our business units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Personal Lines business unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our Standard Commercial P&C business unit and Workers Compensation business unit have significant underwriting experience in their target markets for standard commercial property/casualty insurance products. In addition, our E&S Commercial business unit, General Aviation business unit, and Excess & Umbrella business unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

•	Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.

•	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions at the business unit level allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the independent agents who sell our policies. We also believe our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.

•	Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our business units have strong management teams, with an average of more than 20 years of insurance industry experience for the heads of our business units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

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

Distribution

We market our property/casualty insurance products predominately through independent general agents, retail agents and specialty brokers. Therefore, our relationships with independent agents and brokers are critical to our ability to identify, attract and retain profitable business. Each of our business units has developed its own tailored approach to establishing and maintaining its relationships with these independent distributors of our products. These strategies focus on providing excellent service to our agents and brokers, maintaining a consistent presence in our target niche and specialty markets through hard and soft market cycles and fairly compensating the agents and brokers who market our products. Our business units also regularly evaluate independent general and retail agents based on the underwriting profitability of the business they produce and their performance in relation to our objectives.

Except for the products of our General Aviation business unit, our Excess & Umbrella business unit, and our medical professional liability product, the distribution of property/casualty insurance products by our business segments is geographically concentrated. For the twelve months ended December 31, 2012, five states accounted for approximately 61% of the gross premiums retained by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2012.

	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
	(dollars in thousands)

Texas	$31,598	$127,609	$18,699	$177,906	45.6%
Louisiana	-	17,907	114	18,021	4.6%
Oregon	14,882	887	541	16,310	4.2%
New Mexico	8,550	1,007	4,890	14,447	3.7%
Arizona	-	1,168	10,761	11,929	3.1%
All other states	22,061	87,117	42,051	151,229	38.8%

Total gross premiums written	$77,091	$235,695	$77,056	$389,842
Percent of total	19.8%	60.4%	19.8%	100.0%

Underwriting

The underwriting process employed by our business units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our business units offering commercial, healthcare professional or aviation insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that business unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial, healthcare professional and aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective business units.

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

	Year Ended December 31,
	2012	2011	2010
Gross premiums written	$389,842	$354,881	$320,973

Statutory loss & LAE ratio	72.0%	82.8%	75.0%
Statutory expense ratio	33.5%	32.8%	33.3%
Statutory combined ratio	105.5%	115.6%	108.3%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2012, 2011 and 2010, our consolidated premium-to-surplus ratios were 188%, 176% and 154%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2012, our business units had a total of 79 claims managers, supervisors and adjusters with an average experience of approximately 14 years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2012, 2011 and 2010, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2012, 2011 and 2010.

	As of and for Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$254,901	$213,723	$176,250

Acquisition of subsidiaries effective July 1	-	8,816	-

Provision for losses and LAE for claims occurring in the current period	230,089	222,869	193,354

(Decrease) increase in reserve for unpaid losses and LAE for claims occurring in prior periods	(3,675)	16,366	9,190

Payments for losses and LAE, net of reinsurance:
Current period	(107,945)	(101,025)	(91,424)
Prior periods	(109,538)	(105,848)	(73,647)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	263,832	254,901	213,723

Reinsurance recoverable on unpaid losses and LAE at December 31	49,584	42,044	37,954

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$313,416	$296,945	$251,677

The $3.7 million favorable development and $16.4 million and $9.2 million unfavorable development in prior accident years recognized in 2012, 2011, and 2010, respectively, represent normal changes in our loss reserve estimates. In 2012, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. In 2011 and 2010, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $3.7 million decrease in reserves for unpaid losses and LAE recognized in 2012 was attributable to $0.4 million favorable development on claims incurred in the 2011 accident year, $0.8 million favorable development on claims incurred in the 2010 accident year and $2.5 million favorable development on claims incurred in the 2009 and prior accident years. Our Standard Commercial P&C business unit, General Aviation business unit and E&S Commercial business unit accounted for $3.7 million, $3.3 million and $0.3 million, respectively, of the decrease in reserves recognized during 2012. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to commercial auto, commercial property and general liability lines of business. The decrease in reserves for our General Aviation business unit was primarily related to our liability lines of business. The decrease in reserves for our E&S Commercial business unit was primarily related to general liability. These favorable developments were partially offset by unfavorable prior years’ loss development of $3.6 million in our Personal Lines business unit related to auto liability claims spread throughout various states and our low value dwelling/homeowners line of business.

The $16.4 million increase in reserves for unpaid losses and LAE recognized in 2011 was attributable to $15.0 million unfavorable development on claims incurred in the 2010 accident year, $3.6 million unfavorable development on claims incurred in the 2009 accident year and $2.2 million favorable development on claims incurred in the 2008 and prior accident years. Our Personal Lines business unit and E&S Commercial business unit accounted for $19.6 million and $3.7 million, respectively, of the increase in reserves recognized during 2011. The $19.6 million increase in reserves during 2011 for our Personal Lines business unit includes $10.3 million which was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida, the complexity related to Florida personal injury protection coverage claims and the high incidence of fraudulent claims in that market. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to rapid geographic expansion. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto and physical damage and general liability lines of business. These unfavorable developments were partially offset by favorable prior years’ loss development of $6.1 million in our General Aviation business unit related to our liability lines of business and $0.8 million in our Standard Commercial P&C business unit primarily related to our commercial property lines of business.

The $9.2 million increase in reserves for unpaid losses and LAE recognized in 2010 was attributable to $5.4 million unfavorable development on claims incurred in the 2009 accident year, $0.6 million unfavorable development on claims incurred in the 2008 accident year and $3.2 million unfavorable development on claims incurred in the 2007 and prior accident years. Our Standard Commercial P&C business unit, E&S Commercial business unit, Excess and Umbrella business unit and Personal Lines business unit accounted for $4.6 million, $1.6 million, $0.1 million and $3.1 million of the increase in reserves recognized during 2010, partially offset by a $0.2 million decrease in reserves for our General Aviation business unit. The increase in reserves for our Standard Commercial P&C business unit was largely driven by unfavorable claims development in the 2009 accident year due to late developing large property claims, including weather related claims. Further contributing to the increase in reserves for our Standard Commercial P&C business unit was unfavorable claims development in the 2007 and prior accident years driven by large loss development in property claims coupled with modest increases in general liability. The increase in reserves for our E&S Commercial business unit was primarily the result of unfavorable development due to modest increases in 2008 hurricane claims and strengthening in general liability case reserves in the 2007 and prior accident years. The increase in reserves for our Personal Lines business unit was primarily the result of unfavorable claims development in the 2009 and 2008 accident years mostly due to geographic expansion and the settlement of bad faith claims from the 2002 and 2001 accident years.

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2002 through 2012. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/ (Deficiency) (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

As of and for Year Ended December 31

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(dollars in thousands)
A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$8,411	$21,197	$17,700	$25,997	$72,801	$120,849	$150,025	$176,250	$213,723	$254,901	$263,832

B. Net reserve re-estimated as of:
One year later	8,875	20,003	15,300	24,820	66,387	119,034	151,645	185,440	230,089	251,226
Two years later	8,881	19,065	15,473	24,903	68,490	118,646	155,155	183,689	226,856
Three years later	8,508	19,698	13,962	23,144	68,809	120,444	154,738	181,268
Four years later	8,446	18,551	14,166	23,455	69,847	119,771	155,520
Five years later	8,478	18,769	13,163	24,425	71,879	123,949
Six years later	8,461	17,784	17,857	25,403	78,396
Seven years later	7,949	18,521	17,597	30,704
Eight years later	7,950	18,297	17,605
Nine years later	7,947	18,312
Ten years later	7,947

C. Net cumulative redundancy (deficiency)	464	2,885	95	(4,707)	(5,595)	(3,100)	(5,495)	(5,018)	(13,133)	3,675

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	5,845	12,217	8,073	16,721	30,061	50,458	64,810	73,647	105,848	109,538
Two years later	7,663	15,814	12,004	22,990	46,860	78,314	95,385	121,222	156,176
Three years later	8,228	18,162	13,113	24,562	58,322	93,286	120,133	146,956
Four years later	8,374	17,997	13,750	27,231	65,084	105,251	131,912
Five years later	8,417	18,415	13,102	28,833	71,082	112,029
Six years later	8,439	17,735	17,498	30,367	75,225
Seven years later	7,949	18,083	17,557	31,058
Eight years later	7,950	18,120	17,551
Nine years later	7,947	18,115
Ten years later	7,947

Net reserve-December 31	8,411	21,197	17,700	25,997	72,801	120,849	150,025	176,250	213,723	254,901	263,832
Reinsurance recoverables	9,256	7,259	1,948	324	4,763	4,489	6,338	8,412	37,954	42,044	49,584
Gross reserve-December 31	17,667	28,456	19,648	26,321	77,564	125,338	156,363	184,662	251,677	296,945	313,416

Net re-estimated reserve	7,947	18,312	17,605	30,704	78,396	123,949	155,520	181,268	226,856	251,226
Re-estimated reinsurance recoverable	10,418	4,419	1,050	1,776	6,702	7,947	7,838	6,616	39,715	40,524
Gross re-estimated reserve	18,365	22,731	18,655	32,480	85,098	131,896	163,358	187,884	266,571	291,750

Gross cumulative redundancy (deficiency)	$(698)	$5,725	$993	$(6,159)	$(7,534)	$(6,558)	$(6,995)	$(3,222)	$(14,894)	$5,195

Reinsurance

We reinsure a portion of the risk we underwrite in order to control our exposure to losses and to protect our capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Our reinsurance facilities are subject to annual renewal. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2012 is with reinsurers that have an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31,
	2012	2011	2010

Gross premiums written	$389,842	$354,881	$320,973
Ceded premiums written	(57,353)	(51,005)	(39,332)
Net premiums written	$332,489	$303,876	$281,641

Gross premiums earned	$373,849	$350,080	$314,743
Ceded premiums earned	(54,413)	(57,039)	(36,472)
Net premiums earned	$319,436	$293,041	$278,271

Reinsurance recoveries	$29,014	$32,941	$22,172

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses in Texas and the first $15.0 million of property catastrophe losses in all other states;

o	In Texas, our reinsurers reimburse us 100% for any loss involving tropical depressions, tropical storms and/or hurricanes in excess of our $6.0 million retention and 87.5% for any other property catastrophe losses in excess of our $6.0 million retention, in each case up to $9.0 million for each catastrophic occurrence; and

o	Our reinsurers reimburse us 100% for any loss occurrence in all states in excess of $15.0 million up to $25.0 million, subject to an aggregate limit of $50.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owner’s risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owner’s risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. Effective June 1, 2012 we purchase proportional reinsurance on our medical professional liability risks where we retain 50% of each risk and cede the remaining 50% to reinsurers. Prior to June 1, 2012 we retained 40% of each risk and ceded the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2012, we had total invested assets of $445.4 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2012 would decrease by approximately $10.2 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2012 and 2011.

	As of December 31, 2012			As of December 31, 2011
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$81,547	20.3%	4.6%	$93,922	24.7%	4.9%
Collateralized corporate bank loans	106,371	26.5%	4.8%	92,893	24.4%	4.9%
Municipal bonds	163,732	40.8%	5.1%	178,341	46.9%	5.5%
US Treasury securities and
obligations of U.S. Government	40,061	10.0%	0.3%	11,176	2.9%	0.4%
Mortgage backed	9,724	2.4%	2.9%	4,137	1.1%	3.9%

Total	$401,435	100.0%	4.4%	$380,469	100.0%	5.1%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was BBB at December 31, 2012. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2012 and 2011:

	As of	As of
	December 31, 2012	December 31, 2011
Rating:
"AAA"	1.1%	1.3%
"AA"	17.9%	14.1%
"A"	18.1%	21.2%
"BBB"	37.1%	39.0%
"BB"	19.8%	18.4%
"B"	3.0%	3.3%
"CCC"	0.1%	0.5%
"NR"	2.9%	2.2%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$68,739	17.1%	$44,188	11.6%
One to five years	169,811	42.3%	162,921	42.8%
Five to ten years	102,770	25.6%	117,602	30.9%
More than ten years	50,391	12.6%	51,621	13.6%
Mortgage-backed	9,724	2.4%	4,137	1.1%
Total	$401,435	100.0%	$380,469	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade fixed-income securities. As of December 31, 2012, 10% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. The following table details the net unrealized gain balance by invested asset category as of December 31, 2012.

Net Unrealized
Gain Balance
Category	(in thousands)

Corporate bonds	$2,031
Collateralized corporate bank loans	278
Municipal bonds	1,253
Equity securities	12,423
U.S. Treasury securities and obligations of U.S. Government	11
Mortgage-backed	62
Total	$16,058

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,235 property/casualty insurance companies and 2,197 property/casualty insurance groups operating in North America as of July 17, 2012. Our Standard Commercial P&C business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. The primary competition for our Workers Compensation business unit includes such carriers as Texas Mutual Insurance Company, Service Lloyds Insurance Company, Employers Insurance Company, The Hartford Financial Services Group and FirstComp Insurance Company. The primary competition for our E&S Commercial business unit includes such carriers as American International Group, Inc., Atlantic Casualty Insurance Company, Canal Insurance Company, Carolina Casualty Insurance Company, Century Surety Insurance Group, Colony Insurance Company, Gramercy Insurance Company, Global Hawk Insurance Company, Great Western Insurance Company, Home State County Mutual Insurance Company, New York Marine & General Insurance Company, Praetorian Insurance Company, Progressive Insurance Company, Scottsdale Insurance Company, Southern County Mutual Insurance Company, Sparta Insurance Company, Stratford Insurance Company, Torus Insurance Holdings Limited and Zurich Insurance Group Limited. Our General Aviation business unit considers its primary competitors to be Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, Meadowbrook Insurance Company, Global Aerospace and Allianz Aviation Managers. The primary competition for our Excess & Umbrella business unit includes such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. Although our Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

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

Periodic financial and market conduct examinations. The insurance departments of the states of domicile for our insurance company subsidiaries have broad authority to enforce insurance laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer’s certificate of authority or an agent’s license. The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to injunctive relief, regulatory orders requiring remedial or other corrective action on the part of the company that is the subject of the examination, assessment of fines, or other penalties against that company. In extreme cases, including actual or pending insolvency, the insurance department may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent’s business or assets.

Guaranty funds. All insurance companies are subject to assessments for state-administered funds that cover the claims and expenses of insolvent or impaired insurers. The size of the assessment is determined each year by the total claims on the fund that year. Each insurer is assessed a pro rata share based on its direct premiums written in that state. Payments to the fund may generally be recovered by the insurer through deductions from its premium taxes over a specified period of years.

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

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2012, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

Required licensing. Our non-insurance company subsidiaries are subject to and in compliance with the licensing requirements of the department of insurance in each state in which they produce business. These licenses govern, among other things, the types of insurance coverages, agency and claims services and products that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. Generally, each state requires one officer to maintain an agent license. Claims adjusters employed by us are also subject to the licensing requirements of each state in which they conduct business. Each employed claim adjuster either holds or has applied for the required licenses. Our premium finance subsidiaries are subject to licensing, financial reporting and certain financial requirements imposed by the Texas Department of Insurance, as well as regulations promulgated by the Texas Office of Consumer Credit Commissioner.

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

Employees

As of December 31, 2012, we employed 360 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

Available Information

The Company’s executive offices are located at 777 Main Street, Suite 1000 Fort Worth, Texas 76102. The Company’s mailing address is 777 Main Street, Suite 1000 Fort Worth, Texas 76102. Its telephone number is (817) 348-1600. The Company’s website address is www.hallmarkgrp.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the U.S. Securities and Exchange Commission (the “SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2012 unpaid losses and LAE would have produced a $3.1 million change to pretax earnings. Our gross loss and LAE reserves totaled $313.4 million at December 31, 2012. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $263.8 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 30% of the net premiums written by any of them, HIC retains 27% of the net premiums written by any of them, HSIC retains 30% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned HCM a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-”. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

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

Lenders and reinsurers also use our A.M. Best ratings as a factor in deciding whether to transact business with us. The failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, a ratings downgrade by A.M. Best below “A-” would require us to post collateral in support of our obligations under certain of our reinsurance agreements pursuant to which we assume business.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,235 property/casualty insurance companies and 2,197 property/casualty insurance groups operating in North America as of July 17, 2012. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2012, we had a total of $74.4 million due us from reinsurers, including $52.0 million of recoverables from losses and $22.4 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2012 was $9.4 million reinsurance and premium recoverable from Partner Reinsurance Company of the United States. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2013 by our insurance company subsidiaries is $15.1 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2012, 90% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 10% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2012 was $401.4 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $10.2 million as of December 31, 2012. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 74% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2012 Hallmark had $0.3 million exposed in its investment portfolio to sub-prime mortgages and $9.7 million total exposure in mortgage-backed securities. Future changes in the fair value of our available-for-sale securities will be reflected in other comprehensive income.

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

The following states accounted for 61% of our gross written premiums for 2012: Texas (45%), Louisiana (5%), Oregon (4%), New Mexico (4%) and Arizona (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Cyber security risks in particular are evolving and include malicious software, unauthorized access to data and other electronic security breaches. We have not experienced cyber security attacks in the past and believe that we have adopted appropriate measures to mitigate potential risks to our information technology systems. However, the timing, nature and scope of cyber security attacks are difficult to predict and prevent. Therefore, we could be subject to operational delays, compromised confidential or proprietary information, destruction or corruption of data, manipulation or improper use of our systems and networks, financial losses from remedial actions and/or damage to our reputation from cyber security attacks. A cyber security attack on our information technology systems could disrupt our business and adversely affect our results of operations and financial position.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and Standard Commercial P&C business unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $46,347 per month pursuant to a lease which expires June 30, 2022.

Our Workers Compensation business unit is presently located at 11612 Bee Caves Road, Austin, Texas. The suite is located in a low-rise office building and contains 8,373 square feet of space of which 1,037 square feet is sub-leased. The gross rent is currently $16,718 per month pursuant to a lease which expires October 31, 2017.

Our E&S Commercial business unit is presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $31,898 per month pursuant to a lease that expires November 30, 2020. Our E&S Commercial business unit also maintains a small office in Chicago, Illinois, the fixed rent on which is currently $8,063 per month under a lease that expires April 30, 2017.

Our General Aviation business unit and Excess & Umbrella business unit are located at 15280 Addison Road, Suites 250 and 260, Addison, Texas. The suites are located in a low-rise office building and contain an aggregate of 12,277 square feet of space. The rent is currently $14,834 per month pursuant to a lease that expires July 31, 2018. Our General Aviation business unit also maintains a branch office in Glendale, California. Rent on the suite is currently $2,500 per month pursuant to a lease which expires July 31, 2015. Our Excess & Umbrella business unit also maintains a branch office in an executive suite in Los Angeles, California. The monthly rent is $1,354 per month pursuant to a lease which expires May 31, 2013.

Our Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $28,729 per month pursuant to a lease that expires January 31, 2016.

Item 3. Legal Proceedings.

In December 2010, HSU was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas generally referred to as “producing agents” deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. The Comptroller asserts that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that HSU therefore owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. During the past year we have been engaged in conversations with the Comptroller’s counsel and are waiting on presentment of the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2012 related to this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2011.

Period	High Sale	Low Sale

Year Ended December 31, 2012:
First quarter	$8.09	$6.57
Second quarter	8.30	6.95
Third quarter	8.32	7.29
Fourth quarter	9.71	6.71

Year Ended December 31, 2011:
First quarter	$9.25	$8.00
Second quarter	8.85	6.52
Third quarter	8.26	6.32
Fourth quarter	8.21	6.63

Holders

As of March 1, 2013, there were 1,594 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2012.

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,404,989	$9.63	579,178

Equity compensation plans not approved by security holders	-	-	-

Total	1,404,989	$9.63	579,178

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2012.

Performance Graph

The following graph compares the cumulative 5-Year total return provided shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Insurance index, and the S&P Property & Casualty Insurance index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2007 and its relative performance is tracked through December 31, 2012.

Item 6. Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
		(as adjusted)	(as adjusted)	(1)	(1)

Statement of Operations Data:
Gross premiums written	$389,842	$354,881	$320,973	$287,558	$243,849
Ceded premiums written	(57,353)	(51,005)	(39,332)	(25,818)	(8,922)
Net premiums written	332,489	303,876	281,641	261,740	234,927
Change in unearned premiums	(13,053)	(10,835)	(3,370)	(10,668)	1,393
Net premiums earned	319,436	293,041	278,271	251,072	236,320

Investment income, net of expenses	15,293	15,880	14,849	14,947	16,049
Realized gains (losses)	1,943	3,633	8,402	3,032	(11,261)
Finance charges	5,957	6,826	7,054	5,874	5,174
Commission and fees	(1,145)	3,175	(1,575)	12,011	22,280
Other income	316	216	59	103	128
Total revenues	341,800	322,771	307,060	287,039	268,690

Loss and loss adjustment expenses	226,414	239,235	202,544	153,619	144,244
Other operating costs and expenses	103,792	95,106	87,882	92,233	96,096
Interest expense	4,634	4,631	4,598	4,602	4,745
Amortization of intangible assets	3,586	3,586	3,665	3,328	2,481
Total expenses	338,426	342,558	298,689	253,782	247,566

Income (loss) before tax	3,374	(19,787)	8,371	33,257	21,124
Income tax (benefit) expense	(474)	(8,954)	863	8,630	8,175
Net income (loss)	3,848	(10,833)	7,508	24,627	12,949
Less: Net income attributable to non-controlling interest	324	58	105	52	50

Net income (loss) attributable to Hallmark Financial Services, Inc.	3,524	(10,891)	7,403	24,575	12,899

Net income (loss) per share attributable to
Hallmark Financial Services, Inc. common stockholders:
Basic	$0.18	$(0.55)	$0.37	$1.19	$0.62
Diluted	$0.18	$(0.55)	$0.37	$1.19	$0.62

	As of December 31, 2012
Balance Sheet Items:	2012	2011	2010	2009	2008

		(as adjusted)	(as adjusted)	(1)	(1)

Total investments	$445,360	$424,628	$432,441	$327,677	$293,516
Total assets	$790,468	$746,059	$736,557	$628,869	$538,398
Unpaid loss and loss adjustment expenses	$313,416	$296,945	$251,677	$184,662	$156,363
Unearned premiums	$162,502	$146,104	$140,965	$125,089	$102,192
Total liabilities	$569,931	$529,203	$499,919	$401,228	$358,249
Total stockholders' equity	$220,537	$215,572	$235,278	$226,517	$179,412

Book value per share	$11.45	$11.19	$11.69	$11.26	$8.61

(1)	Amounts prior to 2010 have not been adjusted for the adoption of a change in accounting principle related to deferred policy acquisition costs. (See, "Adoption of New Accounting Pronouncements" in Note 1 to the audited consolidated financial statements, included in this report.)

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

Our insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit. Our Standard Commercial P&C business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries. The Workers Compensation business unit was acquired July 1, 2011.

•	Specialty Commercial Segment. The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit and the commercial excess liability and umbrella products handled by our Excess & Umbrella business unit, as well as certain Specialty Programs which are managed at the parent level. Our E&S Commercial business unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our General Aviation business unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Excess & Umbrella business unit is comprised of our HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto insurance products and services handled by our Personal Lines business unit that is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment and a portion of the commercial property/casualty policies marketed within the Standard Commercial Segment.

•	Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•	Hallmark National Insurance Company was acquired on December 31, 2010. Simultaneous with the closing of the acquisition, HNIC entered into reinsurance contracts with an affiliate of the seller, pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to the closing or during a transition period following the closing. Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company control and management is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company was acquired July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 30% of the net premiums written by any of them, HIC retains 27% of the net premiums written by any of them, HSIC retains 30% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. In addition, using the prices received for the securities from the third party pricing services, we compare a sample of the prices against additional sources. We have not adjusted any prices received from third-party pricing sources.

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

Deferred policy acquisition costs. Policy acquisition costs (mainly commission, underwriting and marketing expenses) that vary with and are primarily related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured.

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2012 and 2011, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Our consolidated balance sheet as of December 31, 2012 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Standard Commercial P&C business unit - $2.1 million; E&S Commercial business unit - $19.9 million; General Aviation business unit - $9.7 million; Personal Lines business unit - $5.3 million; and Excess & Umbrella business unit - $7.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2012 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium pricing environment across most of our lines of business that began in 2012. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our business units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2012. However, a 22% decline in the fair value of our Standard Commercial P&C business unit, a 17% decline in the fair value of our E&S Commercial business unit, a 7% decline in the fair value of our Personal Lines business unit, a 2% decline in the fair value of our General Aviation business unit, or a 52% decline in the fair value of our Excess & Umbrella business unit would have caused the carrying value of the respective business unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2012. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our business units in connection with our goodwill impairment testing. We believe the current market displacement caused by global financial market conditions, including the European sovereign credit crisis, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2012. Through December 31, 2012, there were no indicators of impairment.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2012 reserves for unpaid losses and LAE would have produced a $3.1 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2012 was $266.7 million to $322.6 million. Our best estimate of unpaid losses and LAE as of December 31, 2012 is $313.4 million. Our carried reserve for unpaid losses and LAE as of December 31, 2012 is comprised of $163.2 million in case reserves and $150.2 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE, which is approximately $18.7 million higher than the midpoint or 97.1% of the high end of the actuarial range at December 31, 2012 as compared to $6.5 million above the midpoint or 92.2% of the high end of the actuarial range at December 31, 2011. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

The following table details the profit sharing commission revenue sensitivity of the Standard Commercial P&C business unit to the actual ultimate loss ratio for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2012	63.5%	64.5%	62.5%	61.8%
Effect of actual 5.0% above estimated loss ratio at December 31, 2012	-	-	$(3,024)	$(3,790)
Effect of actual 5.0% below estimated loss ratio at December 31, 2012	$1,850	$3,055	$3,025	$3,790

The following table details the profit sharing commission revenue sensitivity of the E&S Commercial business unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/06	1/1/07	1/1/08
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2012	58.3%	62.4%	58.8%
Effect of actual 5.0% above estimated loss ratio at December 31, 2012	$(3,096)	$(1,223)	$(1,618)
Effect of actual 5.0% below estimated loss ratio at December 31, 2012	$2,663	$2,351	$1,554

The Workers Compensation business unit earns a profit share commission on a quota share treaty effective July 1, 2001. The provisional loss ratio is 62.5% and we recorded an estimated ultimate loss ratio of 50.7% at December 31, 2012. The effect of a 5.0% movement in the loss ratio above or below the current estimated ultimate loss ratio would result in a $0.7 million adjustment to our pre-tax earnings.

Results of Operations

Comparison of Years ended December 31, 2012 and December 31, 2011

Management overview. During fiscal 2012, our total revenues were $341.8 million, representing an approximately 6% increase over the $322.8 million in total revenues for fiscal 2011. The growth in revenue was primarily attributable to increased premium production and resulting earned premium driven largely from our E&S Commercial business unit and from the acquisition of our Workers Compensation business unit during the third quarter of 2011. The increase in revenue was partially offset by an adverse profit share commission revenue adjustment in our Standard Commercial P&C business unit, combined with lower finance charges and earned premium in our Personal Segment due mostly to the impact of a reduction of premium written in underperforming states and products exited over the past twelve months. Further offsetting the increase in revenue was lower net realized gains for the period ended December 31, 2012.

We reported net income attributable to Hallmark of $3.5 million for the year ended December 31, 2012, as compared to a net loss of $10.9 million for the year ended December 31, 2011. On a diluted per share basis, net income attributable to Hallmark was $0.18 per share for fiscal 2012 as compared to a net loss of $0.55 per share for fiscal 2011.

The increase in revenue for the year ended December 31, 2012 was complemented by decreased loss and LAE due primarily to improved current accident year loss trends in our Standard Commercial P&C business unit and Personal Lines business unit as well as $3.7 million of favorable prior year loss development for the year ended December 31, 2012 as compared to $16.4 million of adverse reserve development recognized during the prior year. Of the $16.4 million unfavorable development recognized for the year ended December 31, 2011, $10.3 million was a result of adverse prior year loss reserve development in our Personal Segment in Florida. In addition, the results for the years ended December 31, 2012 and 2011 included $11.7 million and $10.3 million, respectively, in current accident year net losses from weather related claims.

Segment information. The following is additional business segment information for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$77,091	$235,695	$77,056	$-	$389,842
Ceded premiums written	(7,000)	(49,642)	(711)	-	(57,353)
Net premiums written	70,091	186,053	76,345	-	332,489
Change in unearned premiums	(936)	(17,223)	5,106	-	(13,053)
Net premiums earned	69,155	168,830	81,451	-	319,436

Total revenues	73,119	178,917	89,149	615	341,800

Losses and loss adjustment expenses	52,828	103,980	69,606	-	226,414

Pre-tax income (loss), net of non-controlling interest	(2,486)	25,932	(8,535)	(11,861)	3,050

Net loss ratio (1)	76.4%	61.6%	85.5%		70.9%
Net expense ratio (1)	33.2%	28.3%	28.5%		30.8%
Net combined ratio (1)	109.6%	89.9%	114.0%		101.7%

	Year Ended December 31, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$69,420	$185,020	$100,441	$-	$354,881
Ceded premiums written	(5,476)	(40,743)	(4,786)	-	(51,005)
Net premiums written	63,944	144,277	95,655	-	303,876
Change in unearned premiums	642	(8,784)	(2,693)	-	(10,835)
Net premiums earned	64,586	135,493	92,962	-	293,041

Total revenues	72,830	142,838	101,351	5,752	322,771

Losses and loss adjustment expenses	50,940	87,265	101,030	-	239,235

Pre-tax income (loss), net of non-controlling interest (2)	1,335	14,348	(29,647)	(5,881)	(19,845)

Net loss ratio (1)	78.9%	64.4%	108.7%		81.6%
Net expense ratio (1)	32.3%	29.6%	25.8%		30.8%
Net combined ratio (1)	111.2%	94.0%	134.5%		112.4%

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

2	Amounts for 2011 have been adjusted for the adoption of a change in accounting principle related to deferred policy acquisition costs. (See, “Adoption of New Accounting Pronouncements” in Note 1 to the audited consolidated financial statements, included in this report.)

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $77.1 million for the year ended December 31, 2012, which was $7.7 million, or approximately 11%, more than the $69.4 million reported for the same period in 2011. Net premiums written were $70.1 million for the year ended December 31, 2012 as compared to $63.9 million reported for the same period in 2011. The increase in gross premium volume was due predominately to the acquisition of our Workers Compensation business unit during the third quarter of 2011.

Total revenue for the Standard Commercial Segment of $73.1 million for the year ended December 31, 2012 was $0.3 million more than the $72.8 million reported during the year ended December 31, 2011. This increase in total revenue was the result of increased net earned premiums of $4.6 million due primarily to the acquisition of our Workers Compensation business unit during the third quarter of 2011 and higher net investment income of $0.9 million. This increase in revenue was partially offset by an adverse profit share commission revenue adjustment of $1.5 million during the year ended December 31, 2012 as compared to a favorable profit share commission revenue adjustment of $3.7 million during the same period of 2011.

Our Standard Commercial Segment reported a pre-tax loss of $2.5 million for the year ended December 31, 2012 as compared to pre-tax income of $1.3 million for the same period of 2011. Higher operating expenses of $2.2 million primarily due to the acquisition of our Workers Compensation business unit during the third quarter of 2011 and higher loss and LAE of $1.9 million contributed to this increase in pre-tax loss for the year ended December 31, 2012. Partially offsetting this increase in pre-tax loss was the increased revenue discussed above.

The net loss ratio for the year ended December 31, 2012 was 76.4% as compared to the 78.9% reported for 2011. The gross loss ratio before reinsurance was 74.8% for the year ended December 31, 2012 as compared to 77.4% for the prior year. The lower gross and net loss ratios for the year ended December 31, 2012 were aided by lower current accident year loss trends excluding catastrophe losses. The net loss ratios for the years ended December 31, 2012 and 2011 include $9.5 million and $7.7 million, respectively, of weather related losses. During the years ended December 31, 2012 and 2011 the Standard Commercial Segment reported $3.7 million and $0.8 million, respectively, of favorable prior years’ loss reserve development.

Specialty Commercial Segment. Gross premiums written for the Specialty Commercial Segment were $235.7 million for the year ended December 31, 2012, which was $50.7 million, or 27%, more than the $185.0 million reported for the same period in 2011. Net premiums written were $186.1 million for the year ended December 31, 2012 as compared to $144.3 million reported for the same period in 2011. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit, Excess & Umbrella business unit and our space risk program partially offset by reduced premium volume in our General Aviation business unit.

The $178.9 million of total revenue for the year ended December 31, 2012 was $36.1 million higher than the $142.8 million reported for 2011. This 25% increase in revenue was due to higher net premiums earned of $33.3 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $2.0 million and an adverse profit share commission revenue adjustment of $0.8 million for the year ended December 31, 2011.

Pre-tax income for the Specialty Commercial Segment of $25.9 million for the year ended December 31, 2012 was $11.6 million higher than the $14.3 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above partially offset by higher loss and LAE expenses of $16.7 million, higher operating expenses of $7.6 million and $0.3 million in expense related to the acquisition of the non-controlling interest in our Excess & Umbrella business unit during the third quarter of 2012. Our E&S Commercial business unit reported a $12.6 million increase in loss and LAE due primarily to increased premium volume partially offset by lower accident year loss trends, our Excess & Umbrella business unit reported a $0.8 million increase in loss and LAE due to increased premium production, our General Aviation business unit reported a $1.7 million increase in loss and LAE primarily due to increased current accident year loss trends and our space risk program reported a $1.6 million increase in loss and LAE due primarily to increased current accident year loss trends. The increased operating expenses during 2012 were primarily the result of increased production related expenses of $6.6 million, higher salary and related expense of $1.1 million and higher other operating expenses of $0.2 million, partially offset by lower professional service fees of $0.3 million.

The Specialty Commercial Segment reported a net loss ratio of 61.6% for 2012 as compared to 64.4% for 2011. The lower net loss ratio was due primarily to overall lower current accident year loss trends and favorable prior year development for the year ended December 31, 2012 of $3.6 million as compared to $2.4 million favorable prior year development for the same period of 2011.

Personal Segment. Gross premiums written for the Personal Segment were $77.1 million for the year ended December 31, 2012, which was $23.3 million, or 23%, less than the $100.4 million reported for the same period in 2011. The decrease in premium was due mostly to exiting Florida and certain other underperforming states and programs.

Total revenue for the Personal Segment decreased 12% to $89.1 million for the year ended December 31, 2012 from $101.4 million the prior year. Lower earned premium of $11.5 million and lower finance charges of $0.7 million were the primary reason for the decrease in revenue for the period.

Our Personal Segment reported a pre-tax loss of $8.5 million for the year ended December 31, 2012 as compared to a pre-tax loss of $29.6 million for the same period of 2011. The lower pre-tax loss was the result of lower losses and LAE of $31.4 million and lower operating expenses of $1.8 million, primarily production related expenses. The decline in pre-tax loss was partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 85.5% for the year ended December 31, 2012 as compared to 108.7% for 2011. The decrease in the net loss ratio was primarily due to normalizing claims experience during 2012 as compared to extremely adverse claims development during 2011 due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The loss ratio for the year ended December 31, 2012 included improving current accident year loss trends in our non-standard auto line of business partially offset by increased weather and fire related losses in our low value dwelling/homeowners line of business. The loss and LAE during the year ended December 31, 2012 included $3.6 million of adverse prior year development as compared to $19.7 million of adverse prior year development for the same period during 2011. The Personal Segment reported a net expense ratio of 28.5% for the year ended December 31, 2012 as compared to 25.8% for the prior year. The increase in the expense ratio was due predominately to growth in staffing.

Corporate. Total revenue for corporate decreased by $5.1 million for the year ended December 31, 2012 as compared to the prior year. This decrease in total revenue was due primarily to gains of $1.9 million recognized on our investment portfolio for the year ended December 31, 2012 as compared to $3.7 million of gains recognized during the same period in 2011.  Further contributing to this decrease in revenue was lower net investment income of $3.4 million for the year ended December 31, 2012 as compared to the same period of the prior year.

Corporate pre-tax loss was $11.9 million for the year ended December 31, 2012 as compared to a $5.9 million pre-tax loss for the same period the prior year.   The increase in pre-tax loss was the result of the decreased revenue discussed above and higher operating expenses of $0.9 million due primarily to lower reductions recorded to the expected earn-out payable in conjunction with the acquisition of HNIC for the year ended December 31, 2012 as compared to the same period in 2011.

Comparison of Years ended December 31, 2011 and December 31, 2010

Management overview. During fiscal 2011, our total revenues were $322.8 million, representing an approximately 5% increase over the $307.1 million in total revenues for fiscal 2010. This increase in revenue was primarily attributable to increased earned premium due to increased production by our Personal Lines and E&S Commercial business unit, a new space risk Specialty Program entered into during the first quarter of 2011 and the acquisition of our Workers Compensation business unit during the third quarter of 2011.  Further contributing to the increased revenues were favorable profit sharing commission revenue adjustments and higher net investment income.  These increases in revenue were partially offset by lower earned premium in our Standard Commercial P&C business unit due to continued competition and continued soft market conditions and lower recognized gains on our investment portfolio.

We reported a net loss attributable to Hallmark of $10.9 million for the year ended December 31, 2011, compared to net income of $7.4 million for the year ended December 31, 2010. On a diluted per share basis, net loss attributable to Hallmark was $0.55 per share for fiscal 2011 as compared to net income of $0.37 per share for fiscal 2010.

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

Segment information. The following is additional business segment information for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$69,420	$185,020	$100,441	$-	$354,881
Ceded premiums written	(5,476)	(40,743)	(4,786)	-	(51,005)
Net premiums written	63,944	144,277	95,655	-	303,876
Change in unearned premiums	642	(8,784)	(2,693)	-	(10,835)
Net premiums earned	64,586	135,493	92,962	-	293,041

Total revenues	72,830	142,838	101,351	5,752	322,771

Losses and loss adjustment expenses	50,940	87,265	101,030	-	239,235

Pre-tax income (loss), net of non-controlling interest (2)	1,335	14,348	(29,647)	(5,881)	(19,845)

Net loss ratio (1)	78.9%	64.4%	108.7%		81.6%
Net expense ratio (1)	32.3%	29.6%	25.8%		30.8%
Net combined ratio (1)	111.2%	94.0%	134.5%		112.4%

	Year Ended December 31, 2010
	Standard	Specialty
	Commercial	Commercial	Personal
	Segment	Segment	Segment	Corporate	Consolidated

Gross premiums written	$67,832	$157,849	$95,292	$-	$320,973
Ceded premiums written	(4,260)	(34,876)	(196)	-	(39,332)
Net premiums written	63,572	122,973	95,096	-	281,641
Change in unearned premiums	1,999	1,125	(6,494)	-	(3,370)
Net premiums earned	65,571	124,098	88,602	-	278,271

Total revenues	69,670	131,076	96,741	9,573	307,060

Losses and loss adjustment expenses	51,468	78,911	72,165	-	202,544

Pre-tax income (loss), net of non-controlling interest (2)	(2,301)	13,332	(630)	(2,135)	8,266

Net loss ratio (1)	78.5%	63.6%	81.4%		72.8%
Net expense ratio (1)	31.9%	29.4%	22.0%		29.6%
Net combined ratio (1)	110.4%	93.0%	103.4%		102.4%

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

2	Amounts for 2011 and 2010 have been adjusted for the adoption of a change in accounting principle related to deferred policy acquisition costs. (See, “Adoption of New Accounting Pronouncements” in Note 1 to the audited consolidated financial statements, included in this report.)

Standard Commercial Segment. Gross premiums written for the Standard Commercial Segment were $69.4 million for the year ended December 31, 2011, which was $1.6 million, or approximately 2%, more than the $67.8 million reported for the same period in 2010. Net premiums written were $63.9 million for the year ended December 31, 2011 as compared to $63.6 million reported for the same period in 2010. The increase in gross premium volume was due to the acquisition of our Workers Compensation business unit during the third quarter of 2011, partially offset by a decline in premium for our Standard Commercial P&C business unit as a result of continued competition and soft market conditions.

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

Our Standard Commercial Segment reported pre-tax income of $1.3 million for the year ended December 31, 2011 as compared to pre-tax loss of $2.3 million for the same period of 2010. This improvement in pre-tax results was the result of lower loss and LAE of $0.5 million, primarily as a result of favorable prior year development in our Standard Commercial P&C business unit partially offset by the acquisition of our Workers Compensation business unit during the third quarter of 2011. Further contributing to the improved pre-tax results was the increased revenue discussed above.

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

Pre-tax income for the Specialty Commercial Segment of $14.3 million was $1.0 million higher than the $13.3 million reported in 2010. The increase in pre-tax income was primarily due to increased revenue discussed above and lower amortization of intangible assets of $0.5 million and lower non-controlling interest of $0.1 million. The increase in pre-tax income was offset by higher loss and LAE expenses of $8.4 million and higher operating expenses of $2.9 million. The increase in operating expense was the combined result of (i) increased production related expenses of $2.0 million , (ii) higher salary and related expenses of $0.6 million, and (iii) increased other operating expenses of $0.3 million, primarily comprised of professional services.

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

Personal Segment. Net premium written for our Personal Segment increased $0.6 million during the year ended December 31, 2011 to $95.7 million compared to $95.1 million in the year ended December 31, 2010. The increase in premium written was due mostly to the acquisition of HNIC partially offset by a reduction in premium written in Florida.

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

Our Personal Segment reported pre-tax loss of $29.6 million for the year ended December 31, 2011 as compared to pre-tax loss of $0.6 million for the same period of 2010. The increased revenue, as discussed above, was offset by increased losses and LAE of $28.9 million and increased operating expenses of $4.2 million due mostly to increased production related expenses of $1.8 million, increased salary and related expense of $1.1 million, increased professional service fees of $0.3 million and increased other operating expenses of $1.0 million. Also contributing to the increase in pre-tax loss was increased amortization of intangible assets of $0.5 million related to the acquisition of HNIC.

The Personal Segment reported a net loss ratio of 108.7% for the year ended December 31, 2011 as compared to 81.4% for the same period of 2010.  The increase in the net loss ratio was primarily due to higher current accident year loss trends and claims developing much worse than anticipated due to rapid growth in the Florida claim volume and the complexity related to Florida personal injury protection claims. The net loss ratio for our Florida related business was 282.5% for the year ended December 31, 2011, which equates to approximately 20.6% of the net loss ratio reported as of December 31, 2011.   During late 2010 and into 2011, a number of actions were taken to address the issues in Florida. We increased prices, changed policy renewal terms, suspended new business production, significantly increased our personal lines claims department capabilities and made other increases in our claims staffing, including hiring experienced claims personnel in Florida. Also contributing to the increase in the net loss ratio were higher current accident year loss trends in our legacy and expansion states, outside of Florida. We implemented rate increases and changed policy down payment requirements in the underperforming states. We also exited certain underperforming states and closed unprofitable programs and products in order to focus on states and products where we can achieve desired returns. The loss and LAE during the year ended December 31, 2011 includes $19.7 million of adverse prior year development as compared to $3.1 million of adverse prior year development for the same period during 2010.   The Personal Segment reported a net expense ratio of 25.8% for the year ended December 31, 2011 as compared to 22.0% for the prior year. The increase in the expense ratio is due predominately to increased production expenses related to the renewal and appointment of agents from our acquisition of HNIC, increased salary and related expense and increased professional service fees.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2012, Hallmark had $1.1 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $5.6 million as of December 31, 2012. As of that date, our insurance subsidiaries held $78.4 million of cash and cash equivalents as well as $401.4 million in debt securities with an average modified duration of 2.5 years.  Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2013, the aggregate ordinary dividend capacity of these subsidiaries is $21.0 million, of which $15.1 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2012 or 2011.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $9.0 million, $6.0 million and $5.7 million during each of 2012, 2011 and 2010, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2012, our insurance company subsidiaries reported statutory capital and surplus of $176.5 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”). As of December 31, 2012, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2012 and 2011 was 188% and 176%, respectively.

Comparison of December 31, 2012 to December 31, 2011

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2012 were $530.5 million compared to $499.1 million at December 31, 2011. Cash from operating activities was the primary reason for this increase.

Comparison of Years Ended December 31, 2012 and December 31, 2011

Net cash provided by our consolidated operating activities was $33.7 million for the year ended December 31, 2012 compared to $24.6 million for the year ended December 31, 2011. The increase in operating cash flow was primarily due to higher premiums collected during the year ended December 31, 2012 as compared to the same period in 2011 and a $6.5 million federal income tax refund during the second quarter of 2012.

Cash used in investing activities during the year ended December 31, 2012 was $18.1 million as compared to $3.8 million for the prior year. The increase in cash used in investing activities was primarily attributable to a $132.0 million decrease in maturities, sales and redemptions of investment securities, partially offset by a $98.1 million decrease in purchases of investment securities, a $1.5 million decrease in purchases of property and equipment and a $4.8 million increase in cash flow into restricted cash accounts. Further offsetting the increase in cash used by investing activities was a $13.3 million decrease in payments for acquisition of subsidiaries, net of cash received, which included a $14.0 million payment for the acquisition of HNIC during the first quarter 2011 partially offset by $0.7 million in net cash received in connection with the acquisition of TBIC Holdings during the third quarter 2011.

Cash used in financing activities during the year ended December 31, 2012 was $4.9 million as a result of a $2.6 million repayment on our revolving credit facility, a $0.3 million payment of holdback consideration for the acquisition of TBIC, $1.7 million paid during the fourth quarter of 2012 for the acquisition of the 20% non-controlling interest in the subsidiaries comprising our Excess & Umbrella business unit and a $0.3 million distribution to non-controlling interest for our Excess & Umbrella business unit. Cash used in financing activities during the year ended December 31, 2011 was $6.9 million primarily related to the repurchase of our common stock during the second quarter of 2011.  In addition, we borrowed $1.3 million under our revolving credit agreement and paid off $1.7 million in notes payable as part of the acquisition of TBIC Holdings during the year ended December 31, 2011.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of December 31, 2012, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.81% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Hallmark Statutory Trust I (“Trust 1”) as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2012, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2012, the balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2012. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2013	2014-2015	2016-2017	After 2017

Notes payable	$1,473	$-	$1,473	$-	$-
Subordinated debt securities	56,702	-	-	-	56,702
Interest on notes payable	96	41	55	-	-
Interest on subordinated debt securities	83,103	4,388	8,775	8,210	61,730
Unpaid losses and LAE (1)	313,416	120,619	107,216	45,744	39,837
Operating leases	13,597	2,013	4,007	3,232	4,345
Purchase obligations	3,063	1,522	1,541	-	-

(1) The payout pattern for unpaid losses and LAE is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.

Based on 2013 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2012 was $401.4 million. The effective duration of our portfolio as of December 31, 2012 was 2.5 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.5%, or $10.2 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 2.5%, or $10.2 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2012, our fixed-income investments were in the following: U.S. Treasury bonds – 10.0%; municipal bonds – 40.8%; collateralized corporate bank loans – 26.5%; corporate bonds – 20.3%; and asset-backed – 2.4%. As of December 31, 2012, 74.2% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2012 is with reinsurers that have an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities that are subject to equity price risk made up 9.9% of our portfolio as of December 31, 2012. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2012 was $43.9 million. The fair value of our equity securities would increase or decrease by $13.2 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 3.9%. The selected hypothetical change does not reflect what should be considered the best or worse case scenario.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of Hallmark and its subsidiaries are filed as part of this report.

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

During the three month period ended December 31, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2012 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries:

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hallmark Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
March 14, 2013

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

Schedule III – Supplemental Insurance Information

Schedule IV – Reinsurance

Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations

(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

4.1	Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.2	Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.3	Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).
4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6	First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 2, 2006).

4.7	Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.8	Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.9	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.7 above).

4.10	Form of Capital Security Certificate (included in Exhibit 4.8 above).

4.11

Fifth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated February 20, 2008 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed February 25, 2008).

4.12	Sixth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated January 21, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed January 25, 2010).

4.13	Seventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated May 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2010).

4.14	Eighth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated March 21, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 21, 2011).

4.15	Ninth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 12, 2012).

4.16	Tenth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated September 30, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012).

10.1	Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

10.2	Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.3	Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

10.4	Office Lease by and between Minol Center, L.P. and Aerospace Insurance Managers, Inc. dated August 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed August 17, 2010).

10.5

Office Lease by and between Civic Opera, L.P. and Hallmark Specialty Underwriters, Inc. dated December 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2011).

10.6	First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.7*	Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.8*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.9*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11	Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.12	Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.13	Stock Purchase Agreement dated August 9, 2010, between Hallmark Insurance Company and State Auto Financial Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2010).

10.14	Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 25, 2011).

21+	List of subsidiaries of the registrant.

23 (a)+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 14, 2013	By:	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and
President

Date:	March 14, 2013	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2013	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 14, 2013	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President (Principal Financial Officer and Principal
Accounting Officer)

Date:	March 14, 2013	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 14, 2013	/s/ James H. Graves
James H. Graves, Director

Date:	March 14, 2013	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 14, 2013	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Hallmark Financial Services, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2012 the Company retrospectively changed its method of accounting for costs associated with issuing or renewing insurance contracts.

We have also audited in accordance with the Standards of the Public Company Oversight Board (United States), Hallmark Financial Services, Inc. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas

March 14, 2013

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

($ in thousands)

	2012	2011
		(as adjusted)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost; $397,800 in 2012 and $380,578 in 2011)	$401,435	$380,469
Equity securities, available-for-sale, at fair value (cost; $31,502 in 2012 and $30,465 in 2011)	43,925	44,159

Total investments	445,360	424,628

Cash and cash equivalents	85,145	74,471
Restricted cash	8,707	9,372
Ceded unearned premiums	22,411	19,470
Premiums receivable	66,683	53,513
Accounts receivable	3,110	3,946
Receivable for securities	3	2,617
Reinsurance recoverable	51,970	42,734
Deferred policy acquisition costs	24,911	22,554
Goodwill	44,695	44,695
Intangible assets, net	23,068	26,654
Deferred federal income taxes, net	1,940	-
Federal income tax recoverable	-	6,738
Prepaid expenses	1,480	1,458
Other assets	10,985	13,209

Total assets	$790,468	$746,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$4,050
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	313,416	296,945
Unearned premiums	162,502	146,104
Reinsurance balances payable	7,330	3,139
Pension liability	3,685	3,971
Payable for securities	-	203
Federal income tax payable	1,518	-
Deferred federal income taxes, net	-	135
Accounts payable and other accrued expenses	23,305	17,954

Total liabilities	569,931	529,203
Commitments and contingencies (Note 16)

Redeemable non-controlling interest	-	1,284

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares ; issued 20,872,831 shares in 2012 and 2011	3,757	3,757
Additional paid-in capital	122,475	122,487
Retained earnings	97,964	94,440
Accumulated other comprehensive income	7,899	6,446
Treasury stock (1,609,374 shares in 2012 and 2011), at cost	(11,558)	(11,558)

Total stockholders’ equity	220,537	215,572

	$790,468	$746,059

The accompanying notes are an integral

part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

($ in thousands, except per share amounts)

	2012	2011	2010
		(as adjusted)	(as adjusted)

Gross premiums written	$389,842	$354,881	$320,973
Ceded premiums written	(57,353)	(51,005)	(39,332)
Net premiums written	332,489	303,876	281,641
Change in unearned premiums	(13,053)	(10,835)	(3,370)
Net premiums earned	319,436	293,041	278,271

Investment income, net of expenses	15,293	15,880	14,849
Net realized gains	1,943	3,633	8,402
Finance charges	5,957	6,826	7,054
Commission and fees	(1,145)	3,175	(1,575)
Other income	316	216	59

Total revenues	341,800	322,771	307,060

Losses and loss adjustment expenses	226,414	239,235	202,544
Operating expenses	103,792	95,106	87,882
Interest expense	4,634	4,631	4,598
Amortization of intangible assets	3,586	3,586	3,665

Total expenses	338,426	342,558	298,689

Income (loss) before tax	3,374	(19,787)	8,371
Income tax (benefit) expense	(474)	(8,954)	863
Net income (loss)	3,848	(10,833)	7,508
Less: Net income attributable to non-controlling interest	324	58	105

Net income (loss) attributable to Hallmark Financial Services, Inc.	$3,524	$(10,891)	$7,403

Net income (loss) per share attributable to
Hallmark Financial Services, Inc. common stockholders:
Basic	$0.18	$(0.55)	$0.37
Diluted	$0.18	$(0.55)	$0.37

The accompanying notes are an integral part

of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
		(as adjusted)	(as adjusted)

Net income (loss)	$3,848	$(10,833)	$7,508
Other comprehensive income (loss):

Change in net actuarial gain (loss)	37	(1,468)	(309)

Tax effect on change in net actuarial gain (loss)	(13)	514	108

Unrealized holding gains arising during the period	4,388	191	10,324

Tax effect on unrealized holding gains arising during the period	(1,536)	(67)	(3,614)

Reclassification adjustment for gains included in net income (loss)	(2,189)	(3,633)	(8,402)

Tax effect on reclassification adjustment for gains included in net income	766	1,272	2,941

Other comprehensive income (loss), net of tax	1,453	(3,191)	1,048
Comprehensive income (loss)	$5,301	$(14,024)	$8,556
Less: comprehensive income attributable to non-controlling interest	324	58	105
Comprehensive income (loss) attributable to Hallmark Financial Services, Inc.	$4,977	$(14,082)	$8,451

The accompanying notes are an integral

part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	Number		Additional		Accumulated Other		Number	Total
	of	Par	Paid-In	Retained	Comprehensive	Treasury	of	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at December 31, 2009, as previously reported	20,873	$3,757	$121,016	$98,482	$8,589	$(5,327)	758	$226,517

Cumulative effect of adoption of a change in
accounting principle, net of tax	-	-	-	(554)	-	-	-	(554)

Balance at December 31, 2009, as adjusted				97,928				225,963

Amortization of fair value of stock options granted	-	-	1,114	-	-	-	-	1,114

Stock options exercised	-	-	(40)	-	-	65	(9)	25

Accretion of redeemable non-controlling interest	-	-	(275)	-	-	-	-	(275)

Net income, as adjusted	-	-	-	7,403	-	-	-	7,403
								-
Other comprehensive income, net of tax	-	-	-	-	1,048	-	-	1,048

Balance at December 31, 2010, as adjusted	20,873	$3,757	$121,815	$105,331	$9,637	$(5,262)	749	$235,278

Acquisition of treasury shares	-	-	-	-	-	(6,401)	875	(6,401)

Amortization of fair value of stock options granted	-	-	709	-	-	-	-	709

Stock options exercised	-	-	(6)	-	-	105	(15)	99

Accretion of redeemable non-controlling interest	-	-	(31)	-	-	-	-	(31)

Net loss, as adjusted	-	-	-	(10,891)	-	-	-	(10,891)
								-
Other comprehensive loss, net of tax	-	-	-	-	(3,191)	-	-	(3,191)

Balance at December 31, 2011, as adjusted	20,873	$3,757	$122,487	$94,440	$6,446	$(11,558)	1,609	$215,572

Amortization of fair value of stock options granted	-	-	380	-	-	-	-	380

Accretion of redeemable non-controlling interest	-	-	(392)	-	-	-	-	(392)

Net income	-	-	-	3,524	-	-	-	3,524

Other comprehensive income, net of tax	-	-	-	-	1,453	-	-	1,453

Balance at December 31, 2012	20,873	$3,757	$122,475	$97,964	$7,899	$(11,558)	1,609	$220,537

The accompanying notes are an integral

part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

($ in thousands)

	2012	2011	2010
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)	$3,848	$(10,833)	$7,508

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	4,421	5,064	4,751
Deferred federal income taxes	(2,851)	(2,895)	(980)
Realized gains on investments	(1,943)	(3,633)	(8,402)
Share-based payments expense	380	709	1,114
Change in ceded unearned premiums	(2,941)	6,034	(2,860)
Change in premiums receivable	(13,170)	(3,842)	(702)
Change in accounts receivable	836	2,347	(3,674)
Change in deferred policy acquisition costs	(2,357)	(1,621)	(994)
Change in unpaid losses and loss adjustment expenses	16,471	33,088	49,942
Change in unearned premiums	16,398	4,801	6,229
Change in reinsurance recoverable	(9,236)	227	(12,424)
Change in reinsurance balances payable	4,191	(246)	(160)
Change in current federal income tax payable (recoverable)	8,256	(2,470)	(5,359)
Change in all other liabilities	5,396	(5,707)	(2,040)
Change in all other assets	5,983	3,587	4,411
Net cash provided by operating activities	33,682	24,610	36,360

Cash flows from investing activities:
Purchases of property and equipment	(107)	(1,586)	(1,775)
Acquisitions of subsidiaries, net of cash received	-	(13,334)	7,404
Net transfers from (into) restricted cash	665	(4,095)	(2,196)
Purchases of investment securities	(167,626)	(265,684)	(226,246)
Maturities, sales and redemptions of investment securities	148,968	280,918	134,821
Net cash used in investing activities	(18,100)	(3,781)	(87,992)

Cash flows from financing activities:
Activity under revolving credit facility, net	(2,577)	1,250	-
Repayment of notes payable of acquired subsidiary	-	(1,660)	-
Redemption of non-controlling interest	(1,700)	-	-
Distribution to non-controlling interest	(281)	(165)	(144)
Payment of contingent consideration	(350)	-	-
Proceeds from exercise of employee stock options	-	99	25
Purchase of treasury shares	-	(6,401)	-
Net cash used in financing activities	(4,908)	(6,877)	(119)

Increase (decrease) in cash and cash equivalents	10,674	13,952	(51,751)
Cash and cash equivalents at beginning of year	74,471	60,519	112,270
Cash and cash equivalents at end of year	$85,145	$74,471	$60,519

Supplemental cash flow information:
Interest paid	$(4,656)	$(4,620)	$(4,594)
Income taxes recovered (paid)	$5,879	$3,589	$(7,202)

Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$2,614	$(402)	$(2,215)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(203)	$(2,290)	$2,474

The accompanying notes are an integral part

of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

1.	Accounting Policies:

General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “the Company”, “we,” “us” or “our”) is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.

We pursue our business activities primarily through subsidiaries whose operations are organized into six business units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C business unit (formerly known as the Standard Commercial business unit) handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”). Our Workers Compensation business unit specializes in small and middle market workers compensation business and is comprised of TBIC Holding Corporation, Inc. (“TBIC Holding”), Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management (“TBICRM”). The subsidiaries comprising our Workers Compensation business unit were acquired July 1, 2011. Our E&S Commercial business unit handles primarily commercial and medical professional liability insurance products and services and is comprised of Hallmark Specialty Underwriters, Inc. (“HSU”) (formerly known as TGA Insurance Managers, Inc.), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our General Aviation business unit handles general aviation insurance products and services and is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”) and Aerospace Claims Management Group, Inc. (“ACMG”). Our Excess & Umbrella business unit offers low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage. Our Excess & Umbrella business unit is comprised of Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”). Our Personal Lines business unit handles personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Hallmark Insurance Company). Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and TBIC.

These six business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial P&C business unit and our Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit, our General Aviation business unit and our Excess & Umbrella business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed by Hallmark. The Personal Segment presently consists solely of our Personal Lines business unit.

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

Years ended December 31, 2012, 2011, and 2010

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

Subordinated debt securities: Our trust preferred securities are reported at carry value of $56.7 million and $56.7 million, and have a fair value of $48.2 million and $49.1 million, as of December 31, 2012 and 2011, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2012 and 2011, respectively, which are based on similar issues to discount future cash flows and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2012, 2011 and 2010, we deferred $62.2 million, $49.4 million and $56.9 million of policy acquisition costs and amortized $59.8 million, $47.8 million and $55.9 million of deferred policy acquisition costs, respectively. Therefore, the net deferrals of policy acquisition costs were $2.4 million, $1.6 million and $1.0 million for 2012, 2011 and 2010, respectively. The accounting for deferred policy acquisition costs changed due to new accounting standards that became effective January 1, 2012. (See, “Adoption of New Accounting Pronouncements” below.)

Business Combinations

We account for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The base cash purchase price plus the estimated fair value of any non-cash or contingent consideration given for an acquired business is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on the estimated fair values of such assets and liabilities. The excess of the fair value of the total consideration given for an acquired business over the aggregate net fair values assigned to the assets acquired and liabilities assumed is recorded as goodwill. Contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in the consolidated statements of operations. The valuation of contingent consideration requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Significant judgment is employed in determining the propriety of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions, can materially impact the amount of contingent consideration expense we record in any given period. Indirect and general expenses related to business combinations are expensed as incurred.

Goodwill and Intangible Assets, net

We account for our goodwill and intangible assets according to ASC 350, “Intangibles – Goodwill and Other.” ASC 350 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires testing of definite-lived intangible assets if the occurrence of an event or circumstances indicates an impairment, (4) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (5) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $13.6 million and $13.5 million, at December 31, 2012 and 2011, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2012, 2011 and 2010 was $1.2 million, $1.5 million and $1.1 million, respectively. Accumulated depreciation was $11.4 million and $10.5 million at December 31, 2012 and 2011, respectively.

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

We evaluate on an ongoing basis our investments in Trust I and II (collectively the “Trusts”) and we do not have variable interests (“VIE”) in the Trusts.  Therefore, the Trusts are not consolidated in our consolidated financial statements.

We are also involved in the normal course of business with VIE’s primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third party VIE’s. The maximum exposure to loss with respect to these investments is limited to the investment carrying values, included in the consolidated balance sheets.

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2012, 2011 and 2010. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Redeemable Non-Controlling Interest

We have accreted the redeemable non-controlling interest to its redemption value from the date of issuance to the redemption date using the interest method.  Changes in redemption value were considered a change in accounting estimate.  We followed the two class method of computing earnings per share.  We treated only the portion of the periodic adjustment to the redeemable non-controlling interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend.  We exercised our call option effective September 30, 2012 and acquired the remaining 20% membership interests in the subsidiaries for $1.7 million. We reclassed the call option payable to accounts payable and other accrued expenses on our Consolidated Balance Sheet at fair value of $1.7 million as of September 30, 2012, which was paid during the fourth quarter of 2012.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

Activity related to non-controlling interest for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Beginning balance	$1,284	$1,360
Accretion of redeemable non-controlling interest	392	31
Net income attributable to non-controlling interest	324	58
Distribution to non-controlling interest	(281)	(165)
Redemption of non-controlling interest	(1,700)	-
Other	(19)	-

Ending balance	$-	$1,284

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $11.8 million, $13.5 million and $13.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period.  Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

Finance Charges

We receive premium installment fees for each direct bill payment from policyholders. Installment fee income is classified as finance charges on the consolidated statement of operations and is recognized as the fee is invoiced.

Also, PAAC provides premium financing for policies produced by HSU and certain unaffiliated general and retail agents. Interest earned on the premium finance notes issued by PAAC for the financing of insurance premiums is recorded as finance charges. This interest is earned on the Rule of 78’s method, which approximates the interest method for such short-term notes. The credit risk for our premium finance receivables is mitigated by our ability to cancel the policy in the event of non-payment.

Relationship with Third Party Insurers

Through December 31, 2005, our Standard Commercial P&C business unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Through December 31, 2008, all business of our E&S Commercial business unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting. Ceding commissions and other fees received under these arrangements were classified as unearned commission revenue until earned pro rata over the terms of the policies. Effective July 1, 2009, in states where our insurance companies are not admitted, our Excess & Umbrella business unit writes policies under fronting arrangements pursuant to which we assume all of the risk and retrocede a portion of the risk to third party reinsurers. Through June 30, 2009, our Excess & Umbrella business unit wrote policies under a fronting arrangement pursuant to which we assumed 35% of the risk from a third-party insurer. Ceding commissions and other fees received under this arrangement were recognized as of the effective date of the policy.

Recognition of Commission Revenues of Our Standard and Specialty Commercial Segments

Commission revenues and commission expenses related to insurance policies issued by American Hallmark Insurance Services and HSU on behalf of Clarendon and Republic, respectively, are recognized pro rata during the period covered by the policy. Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We receive a provisional commission as policies are produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. Commission revenues and commission expenses related to insurance policies issued by our Excess & Umbrella business unit for third party insurance carriers and not assumed by our insurance subsidiaries are recognized as of the effective date of the policy.

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial P&C business unit and Clarendon.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

	Treaty Effective Dates
	07/01/01	07/01/02	07/01/03	07/01/04

Provisional loss ratio	60.0%	59.0%	59.0%	64.2%

Estimated ultimate loss ratio recorded to at December 31, 2012	63.5%	64.5%	62.5%	61.8%

As of December 31, 2012, we had a $1.3 million profit sharing payable for the quota share treaty effective July 1, 2003 and a $1.8 million receivable on the quota share treaty effective July 1, 2004. As of December 31, 2012, we did not have a receivable or payable on the quota share treaty’s effective July 1, 2001 or July 1, 2002. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the E&S Commercial business unit and Republic.

	Treaty Effective Dates
	01/01/06	01/01/07	01/01/08

Provisional loss ratio	65.0%	65.0%	65.0%

Ultimate loss ratio recorded to at December 31, 2012	58.3%	62.4%	58.8%

As of December 31, 2012, we had a $0.2 million profit share payable for the quota share treaty effective January 1, 2006 and a $0.6 million profit share payable for the quota share treaty effective January 1, 2007. As of December 31, 2012, we had a receivable of $0.2 million for the quota share treaty effective January 1, 2008. The receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The Workers Compensation business unit earns a profit share commission on a quota share treaty effective July 1, 2001 with a third party insurer. The provisional loss ratio is 62.5% and the Company recorded an estimated ultimate loss ratio of 50.7% at December 31, 2012. As of December 31, 2012 we did not have a receivable or payable for this quota share treaty.

Agent Commissions

We pay monthly commissions to agents based on written premium produced, but generally recognize the expense pro rata over the term of the policy. If the policy is cancelled prior to its expiration, the unearned portion of the agent commission is refundable to us. The unearned portion of commissions paid to agents is included in deferred policy acquisition costs. Commission expenses related to the insurance policies issued by our Excess & Umbrella business unit for third party insurance carriers and not assumed by our insurance company subsidiaries are recognized as of the effective date of the policy.

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

Years ended December 31, 2012, 2011, and 2010

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares potentially issuable, primarily from stock options. (See Notes 11 and 13.)

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance may be applied prospectively or retrospectively. The Company elected retrospective application of this guidance. The adoption of this guidance reduced the retained earnings balances previously reported for December 31, 2011, 2010 and 2009 of $95.0 million, $105.8 million and $98.5 million, respectively, by $0.6 million, $0.5 million and $0.6 million, respectively, resulting in restated balances of $94.4 million, $105.3 million and $97.9 million, respectively. The adoption of this guidance also decreased deferred policy acquisition costs by $0.9 million, $0.7 million and $0.9 million and decreased deferred federal income taxes, net by $0.3 million, $0.2 million and $0.3 million, as of December 31, 2011, 2010 and 2009, respectively. Amortization of deferred policy acquisition costs included in other operating expenses and income tax benefit for the periods ended December 31, 2011 and 2010 were retrospectively restated to conform to the change in accounting guidance, the effect of which on previously reported net and comprehensive income (loss) was immaterial for each period. In this Form 10-K, financial information for the periods ended December 31, 2011 and 2010 and balances at December 31, 2011 have been adjusted in accordance with the adoption of this guidance.

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

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments provide the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of comprehensive income. Effective January 1, 2012 we retrospectively adopted the update. The adoption of this new guidance did not have a material impact on our financial position or results of operations but did require additional disclosures and impact financial statement presentation.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

2.	Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2012	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$40,050	$14	$(3)	$40,061
Corporate bonds	79,516	2,794	(763)	81,547
Collateralized corporate bank loans	106,093	1,021	(743)	106,371
Municipal bonds	162,479	4,023	(2,770)	163,732
Mortgage-backed	9,662	97	(35)	9,724

Total debt securities	397,800	7,949	(4,314)	401,435

Financial services	11,008	3,880	(1)	14,887
All other	20,494	9,058	(514)	29,038

Total equity securities	31,502	12,938	(515)	43,925

Total debt and equity securities	$429,302	$20,887	$(4,829)	$445,360

As of December 31, 2011

U.S. Treasury securities and obligations of U.S. Government	$11,152	$24	$-	$11,176
Corporate bonds	93,272	2,305	(1,655)	93,922
Collateralized corporate bank loans	94,638	175	(1,920)	92,893
Municipal bonds	177,432	3,458	(2,549)	178,341
Mortgage-backed	4,084	80	(27)	4,137

Total debt securities	380,578	6,042	(6,151)	380,469

Financial services	11,618	4,463	(260)	15,821
All other	18,847	9,554	(63)	28,338

Total equity securities	30,465	14,017	(323)	44,159

Total debt and equity securities	$411,043	$20,059	$(6,474)	$424,628

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2012	2011	2010

U.S. Treasury securities and obligations of U.S. Government	$53	$115	$71
Corporate bonds	4,218	3,851	3,905
Collateralized corporate bank loans	5,261	5,284	4,149
Municipal bonds	5,616	6,632	6,259
Mortgage backed	106	86	35
Equity securities-financial services	70	89	335
Equity securities-all other	464	395	501
Cash and cash equivalents	246	163	195
	16,034	16,615	15,450
Investment expenses	(741)	(735)	(601)
Investment income, net of expenses	$15,293	$15,880	$14,849

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2012 or 2011.

Major categories of net realized gains on investments are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2012	2011	2010

U.S. Treasury securities and obligations of U.S. Government	$-	$35	$-
Corporate bonds	13	300	2,026
Collateralized corporate bank loans	391	699	2,170
Municipal bonds	(441)	(500)	(86)
Equity securities-financial services	84	2,029	2,858
Equity securities-all other	2,142	1,070	1,434
Net realized gain	2,189	3,633	8,402
Other-than-temporary impairments	(246)	-	-
Gain on investments	$1,943	$3,633	$8,402

We realized gross gains on investments of $2.9 million, $4.6 million, and $8.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. We realized gross losses on investments of $0.7 million, $1.0 million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. We recorded proceeds from the sale of investment securities of $12.4 million, $62.7 million and $23.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S. Government	$23,998	$(3)	$-	$-	$23,998	$(3)
Corporate bonds	10,802	(38)	6,910	(725)	17,712	(763)
Collateralized corporate bank loans	6,273	(97)	14,236	(646)	20,509	(743)
Municipal bonds	30,073	(362)	28,809	(2,408)	58,882	(2,770)
Mortgage-backed	7,367	(32)	84	(3)	7,451	(35)
Total debt securities	78,513	(532)	50,039	(3,782)	128,552	(4,314)

Financial services	92	(1)	-	-	92	(1)
All other	3,271	(514)	-	-	3,271	(514)
Total equity securities	3,363	(515)	-	-	3,363	(515)
Total debt and equity securities	$81,876	$(1,047)	$50,039	$(3,782)	$131,915	$(4,829)

	As of December 31, 2011
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate bonds	$21,752	$(869)	$2,366	$(786)	$24,118	$(1,655)
Collateralized corporate bank loans	69,717	(1,917)	19	(3)	69,736	(1,920)
Municipal bonds	26,780	(196)	39,741	(2,353)	66,521	(2,549)
Mortgage-backed	740	(27)	-	-	740	(27)
Total debt securities	118,989	(3,009)	42,126	(3,142)	161,115	(6,151)

Financial services	1,789	(260)	-	-	1,789	(260)
All other	2,959	(63)	-	-	2,959	(63)
Total equity securities	4,748	(323)	-	-	4,748	(323)
Total debt and equity securities	$123,737	$(3,332)	$42,126	$(3,142)	$165,863	$(6,474)

At December 31, 2012, the gross unrealized losses more than twelve months old were attributable to 56 debt security positions. At December 31, 2011, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Years ended December 31, 2012, 2011, and 2010

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We recognized other-than-temporary losses on our debt securities portfolio of $0.2 million during 2012.

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

The amortized cost and estimated fair value of debt securities at December 31, 2012 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$67,748	$68,739
Due after one year through five years	167,458	169,811
Due after five years through ten years	101,673	102,770
Due after ten years	51,259	50,391
Mortgage-backed	9,662	9,724
	$397,800	$401,435

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $24.3 million at December 31, 2012 and a carrying value of $27.5 million at December 31, 2011.

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

Years ended December 31, 2012, 2011, and 2010

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. In addition, using the prices received for the securities from the third party pricing services, we compare a sample of the prices against additional sources. We have not adjusted any prices received from third party pricing services.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 (in thousands).

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$40,061	$-	$40,061
Corporate bonds	-	81,547	-	81,547
Collateralized corporate bank loans	-	105,463	908	106,371
Municipal bonds	-	144,972	18,760	163,732
Mortgage-backed	-	9,724	-	9,724
Total debt securities	-	381,767	19,668	401,435

Financial services	14,887	-	-	14,887
All other	29,038	-	-	29,038
Total equity securities	43,925	-	-	43,925
Total debt and equity securities	$43,925	$381,767	$19,668	$445,360

	As of December 31, 2011
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$11,176	$-	$11,176
Corporate bonds	-	93,922	-	93,922
Collateralized corporate bank loans	-	91,707	1,186	92,893
Municipal bonds	-	158,919	19,422	178,341
Mortgage-backed	-	4,137	-	4,137
Total debt securities	-	359,861	20,608	380,469

Financial services	15,821	-	-	15,821
All other	28,338	-	-	28,338
Total equity securities	44,159	-	-	44,159
Total debt and equity securities	$44,159	$359,861	$20,608	$424,628

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as level 3 is based on discounted cash flows using current yield to maturity of 9.2%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows. Significant changes in the unobservable inputs in the fair value measurement of our municipal bonds and collateralized corporate bank loan could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012 and 2011 (in thousands).

	2012	2011

Beginning balance as of January 1	$20,608	$21,981
Sales	(429)	(554)
Settlements	-	-
Purchases	-	-
Issuances	-	-
Total realized/unrealized gains included in net income	-	-
Net losses included in other comprehensive income	(511)	(819)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending balance as of December 31	$19,668	$20,608

4.	Goodwill and Intangible Assets:

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in the subsidiaries now comprising our Excess & Umbrella business unit for consideration of $15.0 million. In connection with the acquisition, we executed an operating agreement for each subsidiary. The operating agreements granted us the right to purchase the remaining 20% membership interests in the subsidiaries and granted an affiliate of the seller the right to require us to purchase such remaining membership interests. We exercised our call option effective September 30, 2012 and acquired the remaining 20% membership interests in the subsidiaries for $1.7 million.

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of $350 thousand was paid during the third quarter of 2012. A contingent purchase price of up to $3.0 million may become payable following 16 full calendar quarters after closing based upon a formula contained in the acquisition agreement. We recorded a bargain purchase gain of $165 thousand on the acquisition which is reported in other income. The gain resulted from the difference in the estimated purchase price and the fair value of the net assets acquired and liabilities assumed as of July 1, 2011. TBIC is a Texas domiciled insurance company that writes workers compensation insurance through independent agents in Texas only.

Pursuant to ASC 350, we have identified the components of goodwill and assigned the carrying value of these components among our business units, as follows: Standard Commercial P&C business unit - $2.1 million; E&S Commercial business unit - $19.9 million; General Aviation business unit - $9.7 million; Personal Lines business unit - $5.3 million; and Excess & Umbrella business unit - $7.7 million. The determination of fair value was based on an income approach utilizing discounted cash flows.

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflected an improved premium pricing environment across most of our lines of business in 2012. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

During 2012, 2011, and 2010, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2012	2011
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(13,084)	(10,846)
Tradename	(1,471)	(1,241)
Management agreement	(2,895)	(2,087)
Non-compete & employment agreements	(3,866)	(3,556)
Insurance licenses	-	-
Total accumulated amortization	(21,316)	(17,730)
Total net carrying amount	$23,068	$26,654

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2013	$3,115
2014	$2,526
2015	$2,468
2016	$2,468
2017	$2,468

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

5.	Other Assets:

The following table details our other assets as of December 31, 2012 and 2011 (in thousands):

	2012	2011

Profit sharing commission receivable	$2,083	$2,712
Accrued investment income	3,568	4,119
Debt issuance costs	1,207	1,259
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	2,284	3,012
Other assets	141	405
	$10,985	$13,209

6.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2012	2011	2010

Balance at January 1	$296,945	$251,677	$184,662
Less reinsurance recoverable	42,044	37,954	8,412
Net Balance at January 1	254,901	213,723	176,250

Acquisition of subsidiaries effective July 1	-	8,816	-

Incurred related to:
Current year	230,089	222,869	193,354
Prior years	(3,675)	16,366	9,190
Total incurred	226,414	239,235	202,544

Paid related to:
Current year	107,945	101,025	91,424
Prior years	109,538	105,848	73,647
Total paid	217,483	206,873	165,071

Net Balance at December 31	263,832	254,901	213,723
Plus reinsurance recoverable	49,584	42,044	37,954
Balance at December 31	$313,416	$296,945	$251,677

The $3.7 million favorable development and $16.4 million and $9.2 million unfavorable development in prior accident years recognized in 2012, 2011 and 2010, respectively, represent normal changes in our loss reserve estimates. In 2012, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2011 and 2010, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The $3.7 million decrease in reserves for unpaid losses and LAE recognized in 2012 was attributable to $0.4 million favorable development on claims incurred in the 2011 accident year, $0.8 million favorable development on claims incurred in the 2010 accident year and $2.5 million favorable development on claims incurred in the 2009 and prior accident years. Our Standard Commercial P&C business unit, General Aviation business unit and E&S Commercial business unit accounted for $3.7 million, $3.3 million and $0.3 million, respectively, of the decrease in reserves recognized during 2012. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to commercial auto, commercial property and general liability lines of business. The decrease in reserves for our General Aviation business unit was primarily related to our liability lines of business. The decrease in reserves for our E&S Commercial business unit was primarily related to general liability. These favorable developments were partially offset by unfavorable prior years’ loss development of $3.6 million in our Personal Lines business unit related to auto liability claims spread throughout various states and our low value dwelling/homeowners line of business.

The $16.4 million increase in reserves for unpaid losses and LAE recognized in 2011 was attributable to $15.0 million unfavorable development on claims incurred in the 2010 accident year, $3.6 million unfavorable development on claims incurred in the 2009 accident year and $2.2 million favorable development on claims incurred in the 2008 and prior accident years. Our Personal Lines business unit and E&S Commercial business unit accounted for $19.6 million and $3.7 million, respectively, of the increase in reserves recognized during 2011. The $19.6 million increase in reserves during 2011 for our Personal Lines business unit includes $10.3 million, which was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida, the complexity related to Florida personal injury protection coverage claims and the high incidence of fraudulent claims in that market. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to rapid geographic expansion. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto and physical damage and general liability lines of business. These unfavorable developments were partially offset by favorable prior years’ loss development of $6.1 million in our General Aviation business unit related to our liability lines of business and $0.8 million in our Standard Commercial P&C business unit primarily related to our commercial property lines of business.

The $9.2 million increase in reserves for unpaid losses and LAE recognized in 2010 was attributable to $5.4 million unfavorable development on claims incurred in the 2009 accident year, $0.6 million unfavorable development on claims incurred in the 2008 accident year and $3.2 million unfavorable development on claims incurred in the 2007 and prior accident years. Our Standard Commercial P&C business unit, E&S Commercial business unit, Excess and Umbrella business unit and Personal Lines business unit accounted for $4.6 million, $1.6 million, $0.1 million and $3.1 million of the increase in reserves recognized during 2010, partially offset by a $0.2 million decrease in reserves for our General Aviation business unit. The increase in reserves for our Standard Commercial P&C business unit was driven by unfavorable claims development in the 2009 accident year due to late developing large property claims, including weather related claims. Further contributing to the increase in reserves for our Standard Commercial P&C business unit was unfavorable claims development in the 2007 and prior accident years driven by large loss development in property claims coupled with modest increases in general liability. The increase in reserves for our E&S Commercial business unit was primarily the result of unfavorable development due to modest increases in 2008 hurricane claims and strengthening in general liability case reserves in the 2007 and prior accident years. The increase in reserves for our Personal Lines business unit was primarily the result of unfavorable claims development in the 2009 and 2008 accident years mostly due to geographic expansion and the settlement of bad faith claims from the 2002 and 2001 accident years.

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2012 is with reinsurers that have an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2012	2011	2010
Premium Written :
Direct	$291,829	$271,219	$249,071
Assumed	98,013	83,662	71,902
Ceded	(57,353)	(51,005)	(39,332)
	$332,489	$303,876	$281,641

Premium Earned:
Direct	$284,065	$270,520	$239,282
Assumed	89,784	79,560	75,461
Ceded	(54,413)	(57,039)	(36,472)
	$319,436	$293,041	$278,271

Reinsurance recoveries	$29,014	$32,941	$22,172

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $1.0 million and $0.7 million as of December 31, 2012 and 2011, respectively.

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses in Texas and the first $15.0 million of property catastrophe losses in all other states;

o	In Texas, our reinsurers reimburse us 100% for any loss involving tropical depressions, tropical storms and/or hurricanes in excess of our $6.0 million retention and 87.5% for any other property catastrophe losses in excess of our $6.0 million retention, in each case up to $9.0 million for each catastrophic occurrence; and

o	Our reinsurers reimburse us 100% for any loss occurrence in all states in excess of $15.0 million up to $25.0 million, subject to an aggregate limit of $50.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our General Aviation business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. Through June 30, 2009, our Excess & Umbrella business unit wrote policies pursuant to a general agency agreement with an unaffiliated carrier and we assumed 35% of the risk from that carrier.

•	E&S Commercial. Effective June 1, 2012 we purchase proportional reinsurance on our medical professional liability risks where we retain 50% of each risk and cede the remaining 50% to reinsurers. Prior to June 1, 2012 we retained 40% of each risk and ceded the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty. In addition, we purchase facultative reinsurance on our commercial umbrella and excess liability risks where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

8.	Revolving Credit Facility and Notes Payable:

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.   As of December 31, 2012, we were in compliance with all of our covenants.  As of December 31, 2012 and 2011, the balance on the revolving note was $1.5 million and $4.1 million, respectively. The revolving note currently bears interest at 2.81% per annum.

At the time of our acquisition of TBIC Holding and its subsidiaries on July 1, 2011, TBIC Holding and TBICRM had an aggregate of $1.7 million in notes payable to their bank. Immediately following the acquisition, we caused TBIC Holding and TBICRM to repay these notes payable in full.

9.	Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2012, the balance of our Trust I subordinated debt was $30.9 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2012, the balance of our Trust II subordinated debt was $25.8 million.

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit. Our Standard Commercial P&C business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries. The Workers Compensation business unit was acquired July 1, 2011.

•	Specialty Commercial Segment. The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty and medical professional liability insurance products and services handled by our E&S Commercial business unit, the general aviation insurance products and services handled by our General Aviation business unit and the commercial excess liability and umbrella products handled by our Excess & Umbrella business unit, as well as the Specialty Programs managed by Hallmark. Our E&S Commercial business unit is comprised of our HSU, PAAC and TGARSI subsidiaries. Our General Aviation business unit is comprised of our Aerospace Insurance Managers, ASRI and ACMG subsidiaries. Our Excess & Umbrella business unit is comprised of our HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters and motorcycle insurance products and services handled by our Personal Lines business unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment and a portion of the commercial property/casualty policies marketed within the Standard Commercial Segment.

•	Hallmark Insurance Company presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

•	Hallmark National Insurance Company was acquired on December 31, 2010. Commencing January 1, 2011, HNIC retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company control and management is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company was acquired on July 1, 2011 and retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 30% of the net premiums written by any of them, HIC retains 27% of the net premiums written by any of them, HSIC retains 30% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The following is additional business segment information for the twelve months ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
		(as adjusted)	(as adjusted)
Revenues
Standard Commercial Segment	$73,119	$72,830	$69,670
Speciality Commercial Segment	178,917	142,838	131,076
Personal Segment	89,149	101,351	96,741
Corporate	615	5,752	9,573
Consolidated	$341,800	$322,771	$307,060

Depreciation and Amortization Expense
Standard Commercial Segment	$186	$174	$159
Speciality Commercial Segment	2,892	3,293	3,703
Personal Segment	1,230	1,431	666
Corporate	113	166	223
Consolidated	$4,421	$5,064	$4,751

Interest Expense
Standard Commercial Segment	$-	$-	$-
Speciality Commercial Segment	-	-	-
Personal Segment	-	-	-
Corporate	4,634	4,631	4,598
Consolidated	$4,634	$4,631	$4,598

Tax (Benefit) Expense
Standard Commercial Segment	$372	$(376)	$(1,378)
Speciality Commercial Segment	1,875	4,454	4,021
Personal Segment	(968)	(13,991)	(763)
Corporate	(1,753)	959	(1,017)
Consolidated	$(474)	$(8,954)	$863

Pre-tax Income (Loss), net of non-controlling interest
Standard Commercial Segment	$(2,486)	$1,335	$(2,301)
Speciality Commercial Segment	25,932	14,348	13,332
Personal Segment	(8,535)	(29,647)	(630)
Corporate	(11,861)	(5,881)	(2,135)
Consolidated	$3,050	$(19,845)	$8,266

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

10.	Segment Information, continued

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2012	2011
		(as adjusted)
Assets
Standard Commercial Segment	$145,162	$144,673
Specialty Commercial Segment	432,208	348,699
Personal Segment	200,356	232,381
Corporate	12,742	20,306
Consolidated	$790,468	$746,059

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2012	2011	2010
Numerator for both basic and diluted earnings per share:
Net income (loss) attributable to Hallmark Financial Services, Inc.	$3,524	$(10,891)	$7,403

Denominator, basic shares	19,263	19,673	20,123
Effect of dilutive securities:
Stock options	6	-	52
Denominator, diluted shares	19,269	19,673	20,175

Basic earnings per share:	$0.18	$(0.55)	$0.37

Diluted earnings per share:	$0.18	$(0.55)	$0.37

We had 794,999 shares, 809,999 shares and 899,166 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2012, 2011 and 2010, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2016 to 2021.

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $31.0 million as of December 31, 2012.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2013, the aggregate ordinary dividend capacity of these subsidiaries is $21.0 million, of which $15.1 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2012 or 2011. The total restricted net assets of our insurance company subsidiaries as of December 31, 2012, was approximately $189.5 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $9.0 million, $6.0 million and $5.7 million during each of 2012, 2011 and 2010, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2012 and 2011, our insurance company subsidiaries reported statutory capital and surplus of $176.5 million and $172.6 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2012, 2011, 2010, respectively, our insurance company subsidiaries reported statutory net income of $3.1 million, statutory net loss of $17.2 million and statutory net income of $5.1 million (excluding HNIC, which was acquired December 31, 2010), respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2012, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of December 31, 2012, there were incentive stock options to purchase 1,100,832 shares of our common stock outstanding and non-qualified stock options to purchase 304,157 shares of our common stock outstanding and there were 579,178 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

A summary of the status of our stock options as of December 31, 2012 and changes during the year then ended is presented below:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2012	1,419,989	$9.66
Granted	-
Exercised	-
Forfeited or expired	(15,000)	$12.17
Outstanding at December 31, 2012	1,404,989	$9.63	5.2	$1,672
Exercisable at December 31, 2012	1,111,418	$10.40	4.9	$895

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2012	2011	2010

Intrinsic value of options exercised	$-	$4	$47

Cost of share-based payments (non-cash)	$380	$709	$1,114

Income tax benefit of share-based payments recognized in income	$38	$30	$30

As of December 31, 2012, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.2 million is expected to be recognized each year from 2013 through 2015 and $0.1 million is expected to be recognized in 2016.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The following table details the weighted average grant date fair value and related assumptions for the periods indicated. There were no options granted during 2012.

	2011	2010

Grant date fair value per share	$2.52	$3.62

Expected term (in years)	5.8	6.0
Expected volatility	30.9%	35.0%
Risk free interest rate	1.4%	3.2%

14.	Retirement Plans

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2012, 2011 and 2010 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Assumptions (end of period):
Discount rate used in determining benefit obligation	3.89%	4.50%	5.25%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(13,439)	$(12,990)	$(12,050)

Projected benefit obligation	$(13,439)	$(12,990)	$(12,050)
Fair value of plan assets	9,754	9,019	9,217
Funded status	$(3,685)	$(3,971)	$(2,833)

Net actuarial loss	(4,545)	(4,582)	(3,114)
Accumulated other comprehensive loss	(4,545)	(4,582)	(3,114)
Prepaid pension cost	860	611	281
Net amount recognized as of December 31	$(3,685)	$(3,971)	$(2,833)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,990	$12,050	$11,301
Interest cost	564	609	651
Actuarial liability loss	700	1,160	925
Benefits paid	(815)	(829)	(827)
Benefit obligation as of end of period	$13,439	$12,990	$12,050

Change in plan assets:
Fair value of plan assets as of beginning of period	$9,019	$9,217	$8,673
Actual return on plan assets (net of expenses)	839	(4)	937
Employer contributions	711	635	434
Benefits paid	(815)	(829)	(827)
Fair value of plan assets as of end of period	$9,754	$9,019	$9,217

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	564	609	651
Expected return on plan assets	(584)	(590)	(546)
Recognized actuarial loss	482	287	224
Net periodic pension cost	$462	$306	$329

Discount rate	4.50%	5.25%	6.00%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

Estimated future benefit payments by fiscal year (in thousands):

2013	$901
2014	$896
2015	$900
2016	$886
2017	$882
2018-2022	$4,223

As of December 31, 2012, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, bonds and notes of $3.2 million and equity securities of $6.2 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. To develop the discount rate used in determining the benefit obligation we used the Mercer Above Mean Yield Curve at the measurement date to match the timing and amounts of projected future benefits.

We estimate contributing $0.4 million to the defined benefit cash balance plan during 2013. We expect our 2013 periodic pension cost to be $0.4 million, the components of which are interest cost of $0.5 million, expected return on plan assets of ($0.6) million and amortization of actuarial loss of $0.5 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2012 and 2011.

	12/31/12	12/31/11
Asset Category:
Fixed income securities	33%	32%
Equity securities	63%	64%
Other	4%	4%
Total	100%	100%

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 (in thousands).

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$3,188	$-	$3,188
Equity securities	6,153	-	-	6,153
Cash and equivalents	413	-	-	413
Total	$6,566	$3,188	$-	$9,754

	As of December 31, 2011
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$2,916	$-	$2,916
Equity securities	5,733	-	-	5,733
Cash and equivalents	370	-	-	370
Total	$6,103	$2,916	$-	$9,019

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.1 million for the year ended December 31, 2012 and $0.2 million for each of the years ended December 31, 2011 and 2010, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2012 and 2011, are as follows (in thousands):

	2012	2011
		(as adjusted)
Deferred tax liabilities:
Deferred policy acquisition costs	$(8,719)	$(7,894)
Net unrealized holding gain on investments	(5,622)	(5,047)
Agency relationship	(94)	(104)
Intangible assets	(6,852)	(7,738)
Goodwill	(116)	-
Fixed assets	(685)	(858)
Other	(275)	(400)
Total deferred tax liabilities	(22,363)	(22,041)
Deferred tax assets:
Unearned premiums	9,806	8,864
Alternative minimum tax	1,651	164
Amortization of non-compete agreements	476	536
Pension liability	1,591	1,604
Net operating loss carry-forward	702	1,070
Unpaid loss and loss adjustment expense	7,549	7,699
Goodwill	-	93
Rent reserve	363	223
Investment impairments	1,256	1,254
Other	909	399
Total deferred tax assets	24,303	21,906

Deferred federal income taxes, net	$1,940	$(135)

A reconciliation of the income tax provisions based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	2012	2011	2010
		(as adjusted)	(as adjusted)
Computed expected income tax expense (benefit) at statutory regulatory tax rate	$1,181	$(6,926)	$2,930
Meals and entertainment	28	44	17
Tax exempt interest	(1,631)	(1,835)	(1,829)
Dividends received deduction	(111)	(99)	(172)
State taxes (net of federal benefit)	298	84	299
Other	(239)	(222)	(382)
Income tax (benefit) expense	$(474)	$(8,954)	$863

Current income tax (benefit) expense	$2,377	$(6,059)	$1,843
Deferred tax benefit	(2,851)	(2,895)	(980)
Income tax (benefit) expense	$(474)	$(8,954)	$863

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

15.	Income Taxes, continued:

We have available, for federal income tax purposes, unused net operating loss of approximately $2.0 million at December 31, 2012. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code has provided that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year

2021	$975
2022	878
2028	2
2030	25
2031	45
2032	79
$2,004

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2009. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2012.

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2018. Certain of these leases contain renewal options. Rental expense amounted to $2.3 million, $2.0 million and $1.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

Year

2013	$2,013
2014	2,013
2015	1,994
2016	1,663
2017	1,569
2018 and thereafter	4,345
Total minimum lease payments	$13,597

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers.  Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense.  We paid an assessment of $0.1 million in 2012 that was expensed.  There were no assessments during 2011 or 2010.

In December 2010, HSU was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas generally referred to as “producing agents” deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. The Comptroller asserts that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that HSU therefore owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. During the past year we have been engaged in conversations with the Comptroller’s counsel and are waiting on presentment of the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2012 related to this matter.

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2012, 2011, and 2010 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)

Balance at December 31, 2009	$(1,823)	$10,412	$8,589
Other comprehensive income:
Change in net actuarial loss	(309)	-	(309)
Tax effect on change in net actuarial loss	108	-	108
Unrealized holding gains arising during the period	-	10,324	10,324
Tax effect on unrealized gains arising during the period	-	(3,614)	(3,614)
Reclassification adjustment for gains included in net income	-	(8,402)	(8,402)
Tax effect on reclassification adjustment for gains included in net income	-	2,941	2,941
Other comprehensive income, net of tax	(201)	1,249	1,048
Balance at December 31, 2010	$(2,024)	$11,661	$9,637
Other comprehensive loss:
Change in net actuarial loss	(1,468)	-	(1,468)
Tax effect on change in net actuarial loss	514	-	514
Unrealized holding gains arising during the period	-	191	191
Tax effect on unrealized gains arising during the period	-	(67)	(67)
Reclassification adjustment for gains included in net loss	-	(3,633)	(3,633)
Tax effect on reclassification adjustment for gains included in net loss	-	1,272	1,272
Other comprehensive loss, net of tax	(954)	(2,237)	(3,191)
Balance at December 31, 2011	$(2,978)	$9,424	$6,446
Other comprehensive income:
Change in net actuarial gain	37	-	37
Tax effect on change in net actuarial gain	(13)	-	(13)
Unrealized holding gains arising during the period	-	4,388	4,388
Tax effect on unrealized gains arising during the period	-	(1,536)	(1,536)
Reclassification adjustment for gains included in net income	-	(2,189)	(2,189)
Tax effect on reclassification adjustment for gains included in net income	-	766	766
Other comprehensive income, net of tax	24	1,429	1,453

Balance at December 31, 2012	$(2,954)	$10,853	$7,899

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011, and 2010

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2012.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2012 were with reinsurers that have an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

19.	Unaudited Selected Quarterly Financial Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
					(as adjusted)

Total revenue	$82,986	$84,571	$85,620	$88,623	$77,408	$78,513	$83,748	$83,102
Total expense	82,769	$88,722	80,599	86,336	88,993	87,856	83,042	82,667
Income (loss) before tax	217	(4,151)	5,021	2,287	(11,585)	(9,343)	706	435
Income tax expense (benefit)	23	(2,351)	1,350	504	(386)	(9,264)	602	94
Net income (loss)	194	(1,800)	3,671	1,783	(11,199)	(79)	104	341
Net income attributable to non-controlling interest	23	43	258	-	14	8	6	30
Net income (loss) attributable to Hallmark Financial Services, Inc.	$171	(1,843)	$3,413	$1,783	$(11,213)	$(87)	$98	$311

Basic earnings (loss) per share:	$0.01	$(0.10)	$0.18	$0.09	$(0.56)	$0.00	$0.01	$0.02
Diluted earnings (loss) per share:	$0.01	$(0.10)	$0.18	$0.09	$(0.56)	$0.00	$0.01	$0.02

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2012 and 2011

(In thousands)

	2012	2011
		(as adjusted)
ASSETS
Cash and cash equivalents	$1,112	$3,309
Investment in subsidiaries	296,258	288,874
Deferred federal income taxes	2,112	387
Other assets	3,416	3,536

	$302,898	$296,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$4,050
Subordinated debt securities	56,702	56,702
Current federal income tax payable	7,047	3,017
Accounts payable and other accrued expenses	17,139	16,765

	82,361	80,534

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2012 and in 2011	3,757	3,757
Capital in excess of par value	122,475	122,487
Retained earnings	97,964	94,440
Accumulated other comprehensive income	7,899	6,446
Treasury stock (1,609,374 shares in 2012 and 2011), at cost	(11,558)	(11,558)

Total stockholders’ equity	220,537	215,572

Total liabilities and stockholders’ equity	$302,898	$296,106

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
		(as adjusted)	(as adjusted)

Investment loss, net of expenses	$(181)	$(194)	$(119)
Net realized gain	-	-	41
Management fee income	8,485	7,288	6,071
Other income	-	-	5

	8,304	7,094	5,998

Operating expenses	8,079	7,851	6,885
Interest expense	4,634	4,631	4,598
Amortization of intangible assets	17	42	150

	12,730	12,524	11,633

Loss before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	(4,426)	(5,430)	(5,635)

Income tax benefit	(1,627)	(1,669)	(1,608)

Loss before equity in undistributed earnings (loss) of subsidiaries	(2,799)	(3,761)	(4,027)
Equity in undistributed share of earnings (loss) in subsidiaries	6,323	(7,130)	11,430

Net income (loss)	$3,524	$(10,891)	$7,403

Comprehensive income (loss)	$4,977	$(14,082)	$8,451

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)	$3,524	$(10,891)	$7,403

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	113	168	223
Deferred income tax benefit	(1,725)	(215)	(12)
Undistributed share of (earnings) loss of subsidiaries	(6,323)	7,130	(11,430)
Realized loss	-	-	(41)
Change in current federal income tax payable (recoverable)	4,030	(4,838)	(700)
Change in all other liabilities	357	5,155	4,092
Change in all other assets	450	1,074	838

Net cash provided by (used in) operating activities	426	(2,417)	373

Cash flows from investing activities:
Purchases of property and equipment	(46)	(205)	(28)
Purchase of fixed maturity and equity securities	-	-	(989)
Maturities and redemptions of investment securities	-	-	1,956

Net cash (used in) provided by investing activities	(46)	(205)	939

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	99	25
Purchase of treasury shares	-	(6,401)	-
Activity under revolving credit facility, net	(2,577)	1,250	-
Net cash (used in) provided by financing activities	(2,577)	(5,052)	25

(Decrease) increase in cash and cash equivalents	(2,197)	(7,674)	1,337
Cash and cash equivalents at beginning of year	3,309	10,983	9,646
Cash and cash equivalents at end of year	$1,112	$3,309	$10,983

Supplemental cash flow information:
Interest paid	$(4,656)	$(4,620)	$(4,594)

Income taxes recovered (paid)	$3,932	$(3,383)	$895

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
		Loss
		Adjustment
		Expenses

2012
Personal Segment	$4,952	$40,387	$21,125	$-	$81,451	$2,449	$69,606	$17,250	$26,413	$76,345
Standard Commercial Segment	5,968	103,610	35,073	-	69,155	4,925	52,828	10,825	22,742	70,091
Specialty Commercial Segment	13,991	169,419	106,304	-	168,830	9,435	103,980	31,730	49,170	186,053
Corporate	-	-	-	-	-	(1,516)	-	-	7,825	-

Consolidated	$24,911	$313,416	$162,502	$-	$319,436	$15,293	$226,414	$59,805	$106,150	$332,489

2011 (as adjusted)
Personal Segment	$6,020	$53,280	$26,307	$-	$92,962	$2,470	$101,030	$13,865	$29,706	$95,655
Standard Commercial Segment	5,976	100,487	32,854	-	64,586	4,061	50,940	12,721	20,589	63,944
Specialty Commercial Segment	10,558	143,178	86,943	-	135,493	7,416	87,265	21,189	39,471	144,277
Corporate	-	-	-	-	-	1,933	-	-	6,962	-

Consolidated	$22,554	$296,945	$146,104	$-	$293,041	$15,880	$239,235	$47,775	$96,728	$303,876

2010 (as adjusted)
Personal Segment	$5,685	$50,768	$33,152	$-	$88,602	$2,135	$72,165	$23,293	$26,855	$95,096
Standard Commercial Segment	5,913	84,524	33,134	-	65,571	4,475	51,468	12,815	20,128	63,572
Specialty Commercial Segment	9,335	116,385	74,679	-	124,098	7,073	78,911	19,886	34,933	122,973
Corporate	-	-	-	-	-	1,166	-	-	6,960	-

Consolidated	$20,933	$251,677	$140,965	$-	$278,271	$14,849	$202,544	$55,994	$88,876	$281,641

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services

Schedule IV - Reinsurance

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross	Ceded to	Assumed	Net	Percentage
	Amount	Other	From Other	Amount	of Amount
		Companies	Companies		Assumed to
Net
Year Ended December 31, 2012
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	284,065	54,413	89,784	319,436	28.1%
Title Insurance	-	-	-	-

Total premiums	$284,065	$54,413	$89,784	$319,436	28.1%

Year Ended December 31, 2011
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	270,520	57,039	79,560	293,041	27.1%
Title Insurance	-	-	-	-

Total premiums	$270,520	$57,039	$79,560	$293,041	27.1%

Year Ended December 31, 2010
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	239,282	36,472	75,461	278,271	27.1%
Title Insurance	-	-	-	-

Total premiums	$239,282	$36,472	$75,461	$278,271	27.1%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Hallmark Financial Services

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation	Deferred	Reserves	Discount	Unearned	Earned	Net	Claims and Claim Adjustment		Amortization	Paid	Premiums
With	Policy	for Unpaid	if any,	Premiums	Premiums	Investment	Expenses Incurred Related to		of Deferred	Claims and	Written
Registrant	Acquisition	Claims and	Deducted			Income	(1)	(2)	Policy	Claims
	Costs	Claim Adjustment	In Column C				Current	Prior	Acquisition	Adjustment
		Expenses					Year	Years	Costs	Expenses

(a) Consolidated
property-casualty
Entities

2012	$24,911	$313,416	$-	$162,502	$319,436	$15,293	$230,089	$(3,675)	$59,805	$217,483	$332,489

2011 (as adjusted)	$22,554	$296,945	$-	$146,104	$293,041	$15,880	$222,869	$16,366	$47,775	$206,873	$303,876

2010 (as adjusted)	$20,933	$251,677	$-	$140,965	$278,271	$14,849	$193,354	$9,190	$55,994	$165,071	$281,641

See accompanying report of independent registered public accounting firm.

