Form 10-Q
period 2013-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2013-05-09
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of May 8, 2013.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31	December 31
ASSETS	2013	2012
	(unaudited)
Investments:
Debt securities, available-for-sale, at fair value (cost: $403,554 in 2013 and $397,800 in 2012)	$407,741	$401,435
Equity securities, available-for-sale, at fair value (cost: $33,187 in 2013 and $31,502 in 2012)	52,789	43,925

Total investments	460,530	445,360

Cash and cash equivalents	91,450	85,145
Restricted cash	9,354	8,707
Ceded unearned premiums	22,930	22,411
Premiums receivable	72,334	66,683
Accounts receivable	2,830	3,110
Receivable for securities	5,653	3
Reinsurance recoverable	57,607	51,970
Deferred policy acquisition costs	26,317	24,911
Goodwill	44,695	44,695
Intangible assets, net	22,171	23,068
Deferred federal income taxes, net	-	1,940
Prepaid expenses	2,388	1,480
Other assets	10,722	10,985

Total assets	$828,981	$790,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	328,731	313,416
Unearned premiums	170,429	162,502
Reinsurance balances payable	7,210	7,330
Pension liability	3,646	3,685
Payable for securities	14,928	-
Federal income tax payable	620	1,518
Deferred federal income taxes, net	754	-
Accounts payable and other accrued expenses	17,095	23,305

Total liabilities	601,588	569,931

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831
shares in 2013 and 2012	3,757	3,757
Additional paid-in capital	122,538	122,475
Retained earnings	99,658	97,964
Accumulated other comprehensive income	12,998	7,899
Treasury stock (1,609,374 shares in 2013 and 2012), at cost	(11,558)	(11,558)

Total stockholders' equity	227,393	220,537

	$828,981	$790,468

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2013	2012

Gross premiums written	$108,147	$97,395
Ceded premiums written	(14,251)	(12,433)
Net premiums written	93,896	84,962
Change in unearned premiums	(7,408)	(7,754)
Net premiums earned	86,488	77,208

Investment income, net of expenses	3,628	3,846
Net realized gains (losses)	1,176	(119)
Finance charges	1,425	1,640
Commission and fees	341	180
Other income	83	231

Total revenues	93,141	82,986

Losses and loss adjustment expenses	61,738	54,791
Other operating expenses	27,194	25,932
Interest expense	1,149	1,149
Amortization of intangible assets	897	897

Total expenses	90,978	82,769

Income before tax	2,163	217
Income tax expense	469	23
Net income	1,694	194
Less: Net income attributable to
non-controlling interest	-	23

Net income attributable to Hallmark Financial Services, Inc.	$1,694	$171

Net income per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,694	$194

Other comprehensive income:

Change in net actuarial gain	123	120

Tax effect on change in net actuarial gain	(43)	(42)

Unrealized holding gains arising during the period	9,531	2,024

Tax effect on unrealized holding gains arising during the period	(3,336)	(709)

Reclassification adjustment for (gains) losses included in net income	(1,809)	101

Tax effect on reclassification adjustment for (gains) losses included in net income	633	(35)

Other comprehensive income, net of tax	5,099	1,459

Comprehensive income	$6,793	$1,653

Less: comprehensive income attributable to non-controlling interest	-	23

Comprehensive income attributable to Hallmark Financial Services, Inc.	$6,793	$1,630

The accompanying notes are an integral
part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,

	2013	2012

Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,475	122,487
Accretion of redeemable noncontrolling interest	-	19
Equity based compensation	63	138

Balance, end of period	122,538	122,644

Retained Earnings
Balance, beginning of period	97,964	94,440
Net income attributable to Hallmark Financial Services, Inc.	1,694	171

Balance, end of period	99,658	94,611

Accumulated Other Comprehensive Income
Balance, beginning of period	7,899	6,446
Additional minimum pension liability, net of tax	80	78
Net unrealized holding gains arising during period, net of tax	6,195	1,315
Reclassification adjustment for (gains) losses included in net income, net of tax	(1,176)	66

Balance, end of period	12,998	7,905

Treasury Stock
Balance, beginning of period	(11,558)	(11,558)

Balance, end of period	(11,558)	(11,558)

Total Stockholders' Equity	$227,393	$217,359

The accompanying notes are an integral
part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,

	2013	2012
Cash flows from operating activities:
Net income	$1,694	$194

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,189	1,110
Deferred federal income taxes	(60)	(305)
Net realized (gains) losses	(1,176)	119
Share-based payments expense	63	138
Change in ceded unearned premiums	(519)	(48)
Change in premiums receivable	(5,651)	(11,026)
Change in accounts receivable	280	329
Change in deferred policy acquisition costs	(1,406)	(1,989)
Change in unpaid losses and loss adjustment expenses	15,315	8,771
Change in unearned premiums	7,927	7,801
Change in reinsurance recoverable	(5,637)	(1,420)
Change in reinsurance balances payable	(120)	1,022
Change in federal income tax payable	(898)	238
Change in all other liabilities	(6,249)	(216)
Change in all other assets	1,073	95

Net cash provided by operating activities	5,825	4,813

Cash flows from investing activities:
Purchases of property and equipment	(154)	(34)
Net transfers (into) from restricted cash	(647)	1,675
Purchases of investment securities	(44,190)	(37,108)
Maturities, sales and redemptions of investment securities	45,471	29,045

Net cash provided by (used) in investing activities	480	(6,422)

Cash flows from financing activities:
Activity under revolving credit facility, net	-	(2,500)
Distribution to non-controlling interest	-	(147)

Net cash used in financing activities	-	(2,647)

Increase (decrease) in cash and cash equivalents	6,305	(4,256)
Cash and cash equivalents at beginning of period	85,145	74,471
Cash and cash equivalents at end of period	$91,450	$70,215

Supplemental cash flow information:

Interest paid	$1,149	$1,118

Income taxes paid	$1,427	$91

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled
after the balance sheet date	$(5,650)	$2,169

Change in payable for securities related to investment purchases that settled
after the balance sheet date	$14,928	$10,142

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

We pursue our business activities through subsidiaries whose operations are organized into five business units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C business unit handles commercial insurance products and services in the standard market. Our Workers Compensation business unit specializes in small and middle market workers compensation business. Our E&S Commercial business unit handles primarily commercial insurance products and services in the excess and surplus lines market. Our newly formed Hallmark Select business unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage, and (iii) medical professional liability insurance products and services. Our Hallmark Select business unit is the combination of our operations previously known as our General Aviation business unit, our Excess & Umbrella business unit and the medical professional liability business handled by our E&S Commercial business unit. Our Personal Lines business unit handles personal insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

These five business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes the Standard Commercial P&C business unit and the Workers Compensation business unit. The Specialty Commercial Segment includes the E&S Commercial business unit and the Hallmark Select business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed by Hallmark. The Personal Segment consists solely of the Personal Lines business unit.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2013 and 2012 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $49.0 million as of March 31, 2013. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Adoption of New Accounting Pronouncements

In January 2013, we adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) related to reporting and disclosure requirements about changes in accumulated other comprehensive income balances and reclassifications out of accumulated other comprehensive income. The new guidance is effective prospectively for fiscal and interim periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations but did require additional disclosures.

3. Business Combinations

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in Heath XS, LLC and Hardscrabble Data Solutions, LLC for consideration of $15.0 million. In connection with the acquisition, we executed an operating agreement for each company. The operating agreements granted us the right to purchase the remaining 20% membership interests in the companies and granted an affiliate of the seller the right to require us to purchase such remaining membership interests. We exercised our call option effective September 30, 2012 and acquired the remaining 20% membership interests in the companies for $1.7 million.

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

There were no transfers between Level 1 and Level 2 securities during the periods presented.

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and
obligations of U.S. Government	$-	$37,655	$-	$37,655
Corporate bonds	-	72,061	-	72,061
Collateralized corporate bank loans	-	100,527	832	101,359
Municipal bonds	-	143,473	19,248	162,721
Mortgage-backed	-	33,945	-	33,945
Total debt securities	-	387,661	20,080	407,741

Financial services	18,397	-	-	18,397
All other	34,392	-	-	34,392
Total equity securities	52,789	-	-	52,789
Total debt and equity securities	$52,789	$387,661	$20,080	$460,530

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and
obligations of U.S. Government	$-	$40,061	$-	$40,061
Corporate bonds	-	81,547	-	81,547
Collateralized corporate bank loans	-	105,463	908	106,371
Municipal bonds	-	144,972	18,760	163,732
Mortgage-backed	-	9,724	-	9,724
Total debt securities	-	381,767	19,668	401,435

Financial services	14,887	-	-	14,887
All other	29,038	-	-	29,038
Total equity securities	43,925	-	-	43,925
Total debt and equity securities	$43,925	$381,767	$19,668	$445,360

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012 (in thousands):

Beginning balance as of January 1, 2013	$19,668

Sales	-
Settlements	(74)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	486
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of March 31, 2013	$20,080

Beginning balance as of January 1, 2012	$20,608

Sales	-
Settlements	(67)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(730)
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of March 31, 2012	$19,811

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2013	Cost	Gains	Losses	Value

U.S. Treasury securities and
obligations of U.S. Government	$37,638	$17	$-	$37,655
Corporate bonds	70,366	2,604	(909)	72,061
Collateralized corporate bank loans	100,511	1,163	(315)	101,359
Municipal bonds	161,183	3,860	(2,322)	162,721
Mortgage-backed	33,856	228	(139)	33,945

Total debt securities	403,554	7,872	(3,685)	407,741

Financial services	10,778	7,619	-	18,397
All other	22,409	12,871	(888)	34,392

Total equity securities	33,187	20,490	(888)	52,789

Total debt and equity securities	$436,741	$28,362	$(4,573)	$460,530

As of December 31, 2012

U.S. Treasury securities and
obligations of U.S. Government	$40,050	$14	$(3)	$40,061
Corporate bonds	79,516	2,794	(763)	81,547
Collateralized corporate bank loans	106,093	1,021	(743)	106,371
Municipal bonds	162,479	4,023	(2,770)	163,732
Mortgage-backed	9,662	97	(35)	9,724

Total debt securities	397,800	7,949	(4,314)	401,435

Financial services	11,008	3,880	(1)	14,887
All other	20,494	9,058	(514)	29,038

Total equity securities	31,502	12,938	(515)	43,925

Total debt and equity securities	$429,302	$20,887	$(4,829)	$445,360

Major categories of net realized (losses) gains on investments are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
U.S. Treasury securities and
obligations of U.S. Government	$-	$-
Corporate bonds	358	(114)
Collateralized corporate bank loans	173	1
Municipal bonds	(8)	(80)
Equity securities-financial services	188	92
Equity securities-all other	465	-
Gain (loss) on investments	1,176	(101)
Other-than-temporary impairments	-	(18)
Net realized gains (losses)	$1,176	$(119)

We realized gross gains on investments of $1.2 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively. We realized gross losses on investments of $8 thousand and $0.2 million during the three months ended March 31, 2013 and 2012, respectively. We recorded proceeds from the sale of investment securities of $8.2 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations
of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	5,072	(55)	6,301	(854)	11,373	(909)
Collateralized corporate bank loans	6,844	(90)	10,354	(225)	17,198	(315)
Municipal bonds	24,459	(273)	34,894	(2,049)	59,353	(2,322)
Mortgage-backed	18,013	(136)	103	(3)	18,116	(139)
Total debt securities	54,388	(554)	51,652	(3,131)	106,040	(3,685)

Financial services	-	-	-	-	-	-
All other	2,368	(888)	-	-	2,368	(888)
Total equity securities	2,368	(888)	-	-	2,368	(888)

Total debt and equity securities	$56,756	$(1,442)	$51,652	$(3,131)	$108,408	$(4,573)

	As of December 31, 2012

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations
of U.S. Government	$23,998	$(3)	$-	$-	$23,998	$(3)
Corporate bonds	10,802	(38)	6,910	(725)	17,712	(763)
Collateralized corporate bank loans	6,273	(97)	14,236	(646)	20,509	(743)
Municipal bonds	30,073	(362)	28,809	(2,408)	58,882	(2,770)
Mortgage-backed	7,367	(32)	84	(3)	7,451	(35)
Total debt securities	78,513	(532)	50,039	(3,782)	128,552	(4,314)

Financial services	92	(1)	-	-	92	(1)
All other	3,271	(514)	-	-	3,271	(514)
Total equity securities	3,363	(515)	-	-	3,363	(515)

Total debt and equity securities	$81,876	$(1,047)	$50,039	$(3,782)	$131,915	$(4,829)

At March 31, 2013, the gross unrealized losses more than twelve months old were attributable to 59 debt security positions. At December 31, 2012, the gross unrealized losses more than twelve months old were attributable to 56 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2013 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$67,805	$68,784
Due after one year through five years	161,830	163,838
Due after five years through ten years	88,205	89,711
Due after ten years	51,858	51,463
Mortgage-backed	33,856	33,945
	$403,554	$407,741

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $22.1 million and $24.3 million at March 31, 2013 and December 31, 2012, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expense (“LAE”) represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. The estimates are periodically reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations. The aggregate loss reserves are increased or decreased to reflect unfavorable or favorable loss development when the available information indicates a reasonable likelihood that the ultimate loss would be more or less than the previous estimates.

We recorded $2.0 million of unfavorable development in reserve estimates during the three months ended March 31, 2013. The $2.0 million unfavorable development recognized in the first quarter of 2013 was attributable to $0.7 million unfavorable development on claims incurred in the 2012 accident year, $1.6 million unfavorable development on claims incurred in the 2011 accident year, $0.1 million unfavorable development on claims incurred in the 2010 accident year partially offset by $0.4 million favorable development on claims incurred in the 2009 and prior accident years. Our E&S Commercial business unit accounted for $3.5 million of the unfavorable development recognized during the first quarter of 2013. These unfavorable developments were partially offset by favorable development of $0.5 million in our Hallmark Select business unit, $0.3 million in our Personal Lines business unit and $0.7 million in our Standard Commercial P&C business unit. The unfavorable development for our E&S Commercial business unit of $3.5 million was primarily driven by unfavorable claims development in the 2011 and 2010 accident years as a result of unfavorable loss development in commercial auto liability. The favorable development for our Hallmark Select business unit of $0.5 million was driven by favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. The favorable loss development for our Personal Lines business unit of $0.3 million was attributable to the 2012 and 2011 accident years, partially offset by unfavorable development in the 2010 and prior accident years. The favorable loss development for our Standard Commercial P&C business unit of $0.7 million was primarily related to commercial auto liability in the 2010 and prior accident years, partially offset by unfavorable loss development related to commercial property in the 2012 accident year.

We recorded $3.0 million of favorable development in reserve estimates during the three months ended March 31, 2012. The $3.0 million favorable development recognized in the first quarter of 2012 was attributable to $0.3 million favorable development on claims incurred in the 2011 accident year, $0.5 million favorable development on claims incurred in the 2010 accident year, $0.9 million favorable development on claims incurred in the 2009 accident year and $1.3 million favorable development on claims incurred in the 2008 and prior accident years. Our Standard Commercial P&C business unit and E&S Commercial business unit accounted for $2.9 million and $0.9 million, respectively, of the favorable development recognized during the first quarter of 2012. These favorable developments were partially offset by $0.8 million of unfavorable development in our Personal Lines business unit. The favorable development for our Standard Commercial P&C business unit of $2.9 million was driven by favorable claims development in the 2011 accident year as a result of favorable loss development in commercial property and commercial auto liability. Further contributing to the favorable development for our Standard Commercial P&C business unit was favorable claims development in the 2009 and prior accident years driven primarily by general liability and commercial auto liability. The favorable development for our E&S Commercial business unit of $0.9 million was driven by favorable claims development in the 2010 and prior accident years as a result of favorable loss development in general liability, commercial auto liability and commercial property, partially offset by unfavorable claims development in the 2011 accident year as a result of unfavorable loss development in commercial auto physical damage. The unfavorable loss development for our Personal Lines business unit of $0.8 million was attributable to 2010 and prior accident years.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of March 31, 2013, there were incentive stock options to purchase 1,100,832 shares of our common stock outstanding and non-qualified stock options to purchase 304,157 shares of our common stock outstanding and there were 579,178 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of March 31, 2013 and changes during the three months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2013	1,404,989	$9.63
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2013	1,404,989	$9.63	5.0	$1,421
Exercisable at March 31, 2013	1,111,418	$10.40	4.7	$758

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Intrinsic value of options exercised	$-	$-

Cost of share-based payments (non-cash)	$63	$138

Income tax benefit of share-based
payments recognized in income	$8	$11

As of March 31, 2013, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans, of which $0.1 million is expected to be recognized for the remainder of 2013 and $0.2 million is expected to be recognized each year in 2014 and 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no options granted during the first quarter of 2012 or 2013.

9. Segment Information

The following is business segment information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Standard Commercial Segment	$20,288	$18,106
Specialty Commercial Segment	51,680	40,393
Personal Segment	20,978	24,431
Corporate	195	56
Consolidated	$93,141	$82,986

Pre-tax income (loss) ,net of non-controlling interest:
Standard Commercial Segment	$1,477	$(1,362)
Specialty Commercial Segment	3,698	5,977
Personal Segment	(64)	(1,191)
Corporate	(2,948)	(3,230)
Consolidated	$2,163	$194

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012
Assets

Standard Commercial Segment	$148,958	$145,162
Specialty Commercial Segment	474,827	432,208
Personal Segment	194,287	200,356
Corporate	10,909	12,742
Consolidated	$828,981	$790,468

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2013 is with reinsurers that have an A.M. Best Company rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Ceded earned premiums	$13,733	$12,386
Reinsurance recoveries	$6,955	$4,977

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses in Texas and the first $15.0 million of property catastrophe losses in all other states;

o	In Texas, our reinsurers reimburse us 100% for any loss involving tropical depressions, tropical storms and/or hurricanes in excess of our $6.0 million retention and 87.5% for any other property catastrophe losses in excess of our $6.0 million retention, in each case up to $9.0 million for each catastrophic occurrence; and

o	Our reinsurers reimburse us 100% for any loss occurrence in all states in excess of $15.0 million up to $25.0 million, subject to an aggregate limit of $50.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our Hallmark Select business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. Effective February 1, 2013 we purchase proportional reinsurance where we cede 60% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	Professional Liability. Effective June 1, 2012 we purchase proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retain 50% of each risk and cede the remaining 50% to reinsurers. Prior to June 1, 2012 we retained 40% of each risk and ceded the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.   As of March 31, 2013, we were in compliance with all of our covenants.  As of March 31, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.78% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed Trust I as a Delaware statutory trust.  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed Trust II as a Delaware statutory trust.  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities.  Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2013, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition costs activity by period (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Deferred	$(16,489)	$(25,686)
Amortized	15,083	23,697

Net	$(1,406)	$(1,989)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Weighted average shares - basic	19,263	19,263
Effect of dilutive securities	89	-
Weighted average shares - assuming dilution	19,352	19,263

For the three months ended March 31, 2013 and 2012, 779,999 shares and 880,832 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Interest cost	$126	$141
Amortization of net loss	123	120
Expected return on plan assets	(154)	(146)
Net periodic pension cost	$95	$115

We contributed $11 thousand and $126 thousand to our frozen defined benefit cash balance plan during the three months March 31, 2013 and 2012, respectively. Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the three months ended March 31, 2013 was 21.7% as compared to the 10.6% effective income tax rate for the three month period ended March 31, 2012.  The effective income tax rate is less than the statutory tax rate due in large part to significant tax exempt income in both periods. The increase in the effective tax rate period to period was primarily due to the change in proportion of tax exempt income to total pre-tax income during the first quarter of 2013 as compared to the first quarter of 2012.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. We have engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2013 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of March 31, 2013 and 2012 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)

Balance at December 31, 2011	$(2,978)	$9,424	$6,446

Other comprehensive income:

Change in net actuarial loss (see Note 15)	120	-	120

Tax effect on change in net actuarial loss	(42)	-	(42)

Net unrealized holding gains arising during the period	-	2,024	2,024

Tax effect on unrealized gains arising during the period	-	(709)	(709)

Reclassification adjustment for losses included in net realized gains (losses)	-	101	101

Tax effect on reclassification adjustment for losses included
in income tax expense	-	(35)	(35)
Other comprehensive income , net of tax	78	1,381	1,459

Balance at March 31, 2012	$(2,900)	$10,805	$7,905

Balance at December 31, 2012	$(2,954)	$10,853	$7,899

Other comprehensive income:

Change in net actuarial loss (see Note 15)	123	-	123

Tax effect on change in net actuarial loss	(43)	-	(43)

Net unrealized holding gains arising during the period	-	9,531	9,531

Tax effect on unrealized gains arising during the period	-	(3,336)	(3,336)

Reclassification adjustment for gains included in net realized gains (losses)	-	(1,809)	(1,809)

Tax effect on reclassification adjustment for gains included
in income tax expense	-	633	633

Other comprehensive income , net of tax	80	5,019	5,099

Balance at March 31, 2013	$(2,874)	$15,872	$12,998

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing commercial insurance, personal insurance and general aviation insurance, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States, except for our Hallmark Select business which is written on a national basis. We pursue our business activities through subsidiaries whose operations are organized into five business units, which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, commercial umbrella and excess liability and medical professional liability insurance products and services handled by our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto insurance products and services handled by our Personal Lines business unit.

The retained premium produced by these reportable segments is supported by the following insurance company subsidiaries:

•	American Hallmark Insurance Company of Texas (“AHIC”) presently retains a portion of the risks on the commercial property/casualty and workers compensation policies marketed within the Standard Commercial Segment, retains a portion of the risks on personal policies marketed within the Personal Segment and retains a portion of the risks on the commercial, medical professional liability, aviation and satellite launch property/casualty policies marketed within the Specialty Commercial Segment.

•	Hallmark Specialty Insurance Company (“HSIC”) presently retains a portion of the risks on the commercial property/casualty and medical professional liability policies marketed within the Specialty Commercial Segment and a portion of the commercial property/casualty policies marketed within the Standard Commercial Segment.

•	Hallmark Insurance Company (“HIC”) presently retains a portion of the risks on both the personal policies marketed within the Personal Segment and the commercial and aviation property/casualty products marketed within the Specialty Commercial Segment.

•	Hallmark National Insurance Company (“HNIC”) presently retains a portion of the risks on the personal policies marketed within the Personal Segment.

•	Hallmark County Mutual Insurance Company (“HCM”) control and management is maintained through our wholly owned subsidiary CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM, which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

•	Texas Builders Insurance Company (“TBIC”) retains a portion of the risks on the workers compensation policies marketed within our Standard Commercial Segment.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 30% of the total net premiums written by any of them, HIC retains 27% of our total net premiums written by any of them, HSIC retains 30% of our total net premiums written by any of them and HNIC retains 13% of our total premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement. This pooling arrangement has no impact on our consolidated financial statements reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

Management Overview During the three months ended March 31, 2013, our total revenues were $93.1 million, representing a 12% increase from the $83.0 million in total revenues for the same period of 2012.  This increase in revenue was primarily attributable to increased earned premium due to increased production in our Specialty Commercial Segment and our Standard Commercial Segment. Further contributing to the increase in revenue were net realized gains on our investment portfolio during the first quarter of 2013 as compared to net realized losses reported during the first quarter of 2012. The increase in revenue was partially offset by lower earned premium in our Personal Segment due mostly to the impact of a reduction of premium written in underperforming states and products exited.

The increase in revenue for the three months ended March 31, 2013, was accompanied by increased loss and LAE of $6.9 million as compared to the same period during 2012 due primarily to increased premium volume, as well as $2.0 million of unfavorable prior year loss reserve development for the three months ended March 31, 2013 as compared to favorable prior year loss reserve development of $3.0 million for the same period of 2012. This increase in loss and LAE was partially offset by favorable current accident year loss trends in our E&S Commercial business unit. Further offsetting the increase in loss and LAE was a $3.9 million decrease in weather related losses to $0.8 million for the three months ended March 31, 2013 from $4.7 million reported during the same period of 2012. Other operating expenses also increased due mostly to increased production related expenses in our E&S Commercial business unit.

As a result, we reported net income of $1.7 million for the three months ended March 31, 2013, which was a $1.5 million improvement from the $0.2 million net income reported for the first quarter of 2012.  On a diluted basis per share, net income was $0.09 per share for the three months ended March 31, 2013, as compared to net income of $0.01 per share for the same period in 2012.

First Quarter 2013 as Compared to First Quarter 2012

The following is additional business segment information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$21,642	18,847	$65,306	54,885	$21,199	23,663	$-	-	$108,147	97,395
Ceded premiums written	(1,995)	(1,457)	(10,932)	(10,814)	(1,324)	(162)	-	-	(14,251)	(12,433)
Net premiums written	19,647	17,390	54,374	44,071	19,875	23,501	-	-	93,896	84,962
Change in unearned premiums	(1,117)	(561)	(5,521)	(6,036)	(770)	(1,157)	-	-	(7,408)	(7,754)
Net premiums earned	18,530	16,829	48,853	38,035	19,105	22,344	-	-	86,488	77,208

Total revenues	20,288	18,106	51,680	40,393	20,978	24,431	195	56	93,141	82,986

Losses and loss adjustment expenses	12,583	13,764	34,436	23,009	14,719	18,018	-	-	61,738	54,791

Pre-tax income (loss), net of non-controlling interest	1,477	(1,362)	3,698	5,977	(64)	(1,191)	(2,948)	(3,230)	2,163	194

Net loss ratio (1)	67.9%	81.8%	70.5%	60.5%	77.0%	80.6%			71.4%	71.0%
Net expense ratio (1)	33.7%	31.1%	27.5%	28.5%	27.1%	26.6%			30.2%	31.4%
Net combined ratio (1)	101.6%	112.9%	98.0%	89.0%	104.1%	107.2%			101.6%	102.4%

Favorable (Unfavorable) Prior Year Development	726	2,943	(2,990)	876	253	(790)	-	-	(2,011)	3,029

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.6 million for the three months ended March 31, 2013, which was $2.8 million, or 15%, more than the $18.8 million reported for the same period in 2012. Net premiums written were $19.6 million for the three months ended March 31, 2013 as compared to $17.4 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in both our Standard Commercial P&C and Workers Compensation business units.

Total revenue for the Standard Commercial Segment of $20.3 million for the three months ended March 31, 2013 was $2.2 million, or 12%, more than the $18.1 million reported during the same period in 2012. This increase in total revenue was mostly due to increased net premiums earned of $1.7 million as well as higher net investment income of $0.2 million and a favorable profit share commission revenue adjustment of $0.3 million during the first quarter of 2013.

Our Standard Commercial Segment reported pre-tax income of $1.5 million for the three months ended March 31, 2013 as compared to a pre-tax loss of $1.4 million for the same period of 2012. The increased revenue discussed above and lower loss and LAE of $1.2 million were the primary drivers of the increased pre-tax income for the three months ended March 31, 2013, partially offset by higher operating expenses of $0.5 million, consisting primarily of production related expenses.

The Standard Commercial Segment reported a net loss ratio of 67.9% for the three months ended March 31, 2013 as compared to 81.8% for the same period of 2012. The gross loss ratio before reinsurance for the three months ended March 31, 2013 was 64.9% as compared to the 72.3% reported for the same period of 2012. The lower gross and net loss ratio is due primarily to lower weather related losses. The gross and net loss results for the three months ended March 31, 2013 and 2012 include $0.3 million and $4.0 million, respectively of weather related losses. During the three months ended March 31, 2013 and 2012, the Standard Commercial Segment reported favorable prior year loss reserve development of $0.7 million and $2.9 million, respectively. The Standard Commercial Segment reported a net expense ratio of 33.7% for the three months ended March 31, 2013 as compared to 31.1% for the same period in 2012. The increase in the expense ratio is in large part due to our Workers Compensation business unit generating a greater portion of the Standard Commercial Segment’s net earned premium for the three months ended March 31, 2013 as compared to the same period during 2012.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $65.3 million for the three months ended March 31, 2013, which was $10.4 million, or 19%, more than the $54.9 million reported for the same period in 2012. Net premiums written were $54.4 million for the three months ended March 31, 2013 as compared to $44.1 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit and our Hallmark Select business unit.

The $51.7 million of total revenue for the three months ended March 31, 2013 was $11.3 million higher than the $40.4 million reported for 2012. This 28% increase in revenue was due to higher net premiums earned of $10.8 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $0.6 million, partially offset by lower favorable profit share commission revenue adjustment of $0.1 million for the three months ended March 31, 2013 as compared to the first quarter of 2012.

Pre-tax income for the Specialty Commercial Segment of $3.7 million for the first quarter of 2013 was $2.3 million lower than the $6.0 million reported for the same period in 2012. The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $11.4 million and higher operating expenses of $2.2 million, partially offset by the increased revenue discussed above. Our E&S Commercial business unit reported a $10.0 million increase in loss and LAE due primarily to increased premium volume and $3.5 million of unfavorable prior year loss reserve development as compared to $0.9 million of favorable development during the same period of 2012. In addition, our Hallmark Select business unit reported a $1.4 million increase in loss and LAE which consisted of a $0.3 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, a $0.6 million increase in loss and LAE primarily due to large loss volatility in our aircraft hull coverage during the first quarter of 2013 partially offset by $0.5 million of favorable prior year loss reserve development and a $0.5 million increase in loss and LAE in our Specialty Programs due primarily to increased current accident year loss trends. The increase in operating expense was the combined result of increased production related expenses of $2.0 million, higher professional service fees of $0.1 million and higher other operating expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 70.5% for the three months ended March 31, 2013 as compared to 60.5% for the same period during 2012. The gross loss ratio before reinsurance was 68.8% for the three months ended March 31, 2013 as compared to 59.5% for the same period in 2012. The higher gross loss ratio includes large hull loss volatility and $3.5 million of unfavorable prior year development for the three months ended March 31, 2013 as compared to $0.9 million of favorable prior year development for the same period during 2012. The Specialty Commercial Segment reported a net expense ratio of 27.5% for the first quarter of 2013 as compared to 28.5% reported for the same period the prior year. The decrease in the expense ratio is due primarily to increased net earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $21.2 million for the three months ended March 31, 2013, which was $2.5 million, or 10%, less than the $23.7 million reported for the same period in 2012. Net premiums written for our Personal Segment were $19.9 million in the first quarter of 2013, which was a decrease of $3.6 million, or 15%, from the $23.5 million reported for the first quarter of 2012. The decrease in net premium written was due mostly to exiting certain underperforming states and programs and a quota share reinsurance contract entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business.

Total revenue for the Personal Segment decreased 14% to $21.0 million for the first quarter of 2013 from $24.4 million for the first quarter of 2012. Lower earned premium of $3.2 million due to lower premium production discussed above and decreased finance charges of $0.2 million were the primary reasons for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $0.1 million for the three months ended March 31, 2013 as compared to pre-tax loss of $1.2 million for the same period of 2012. The lower pre-tax loss was the result of decreased losses and LAE of $3.3 million and lower operating expenses of $1.3 million, the combined result of lower production related expenses of $0.8 million, lower salary and related expenses of $0.2 million and lower other operating expenses of $0.3 million. The decline in pre-tax loss was partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 77.0% for the three months ended March 31, 2013 as compared to 80.6% for the first quarter of 2012. The gross loss ratio before reinsurance was 75.0% for the three months ended March 31, 2013 as compared to 79.6% for the same period in 2012. The loss and LAE during the three months ended March 31, 2013 included $0.3 million of favorable prior year loss reserve development as compared to $0.8 million of adverse prior year loss reserve development for the same period during 2012. The Personal Segment reported a net expense ratio of 27.1% for the first quarter of 2013 as compared to 26.6% for the same period of 2012. The increase in the expense ratio was due predominately to lower net earned premiums and lower finance charges.

Corporate

Total revenue for Corporate was $0.2 million for the three months ended March 31, 2013 as compared to $0.1 million for the same period the prior year. This increase in total revenue was due primarily to gains of $1.2 million recognized on our investment portfolio for the three months ended March 31, 2013 as compared to losses of $0.1 million recognized during the same period in 2012. Partially offsetting this increase in revenue was lower net investment income of $0.9 million and a decrease in other income of $0.2 million for the three months ended March 31, 2013 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.9 million for the three months ended March 31, 2013 as compared to $3.2 million pre-tax loss for the same period the prior year. The decrease in pre-tax loss was the result of the increased revenue discussed above and lower salary and related expenses of $0.3 million partially offset by higher other operating expenses of $0.2 million due primarily to lower reductions recorded to the expected earn-out payable in conjunction with the acquisition of HNIC for the three months ended March 31, 2013 as compared to the same period in 2012.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2013, Hallmark had $1.3 million in unrestricted cash and invested assets at the holding company. Unrestricted cash and invested assets of our non-insurance subsidiaries were $10.7 million as of March 31, 2013. As of that date, our insurance subsidiaries held $79.4 million of cash and cash equivalents as well as $407.7 million in debt securities with an average modified duration of 2.5 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2013, the aggregate ordinary dividend capacity of these subsidiaries is $21.0 million, of which $15.1 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first three months of 2013 or the 2012 fiscal year.

Comparison of March 31, 2013 to December 31, 2012

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2013 were $552.0 million compared to $530.5 million at December 31, 2012. The acquisition and disposition of debt securities settled subsequent to quarter end was the primary reason for this increase, as well as cash flow from operations and an increase in investment fair value.

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Net cash provided by our consolidated operating activities was $5.8 million for the first three months of 2013 compared to net cash provided by operating activities of $4.8 million for the first three months of 2012. The increase in operating cash flow was primarily due to higher collected premiums written by our E&S Commercial business unit during the first quarter of 2013, partially offset by increased claim and operating expense payments.

Net cash provided by investing activities during the first three months of 2013 was $0.5 million as compared to net cash used by investing activities of $6.4 million for the same period of 2012.  The increase in cash provided by investing activities during the first quarter of 2013 was due to an increase in maturities, sales and redemptions of investment securities of $16.4 million, partially offset by a $7.1 million increase in purchases of debt and equity securities, a $2.3 million increase in transfers into restricted cash and an increase in purchases of property and equipment of $0.1 million.

There were no financing cash flow activities during the first three months of 2013. Cash used in financing activities during the first three months of 2012 was $2.6 million as a result of a $2.5 million repayment on our revolving credit facility and a distribution to non-controlling interest.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of March 31, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.78% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2013, the balance of our Trust II subordinated debt was $25.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2012.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that TGA is liable for the surplus lines premium taxes. We have engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2013 related to this matter.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C.§1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C.§1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 8, 2013	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: May 8, 2013	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

