Form 10-Q
period 2013-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2013-08-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of August 8, 2013.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30	December 31
	2013	2012
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $382,840 in 2013 and $397,800 in 2012)	$383,682	$401,435
Equity securities, available-for-sale, at fair value (cost: $29,567 in 2013 and $31,502 in 2012)	53,558	43,925

Total investments	437,240	445,360

Cash and cash equivalents	128,004	85,145
Restricted cash	11,416	8,707
Ceded unearned premiums	27,443	22,411
Premiums receivable	78,625	66,683
Accounts receivable	3,175	3,110
Receivable for securities	220	3
Reinsurance recoverable	58,008	51,970
Deferred policy acquisition costs	26,663	24,911
Goodwill	44,695	44,695
Intangible assets, net	21,342	23,068
Federal income tax recoverable	883	-
Deferred federal income taxes, net	273	1,940
Prepaid expenses	1,804	1,480
Other assets	9,410	10,985

Total assets	$849,201	$790,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	1,473	1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	344,351	313,416
Unearned premiums	181,643	162,502
Reinsurance balances payable	12,210	7,330
Pension liability	3,518	3,685
Payable for securities	6,776	-
Federal income tax payable	-	1,518
Accounts payable and other accrued expenses	17,465	23,305
Total liabilities	$624,138	$569,931

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2013 and 2012	3,757	3,757
Additional paid-in capital	122,611	122,475
Retained earnings	96,507	97,964
Accumulated other comprehensive income	13,746	7,899
Treasury stock (1,609,374 shares in 2013 and 2012), at cost	(11,558)	(11,558)
Total stockholders' equity	225,063	220,537

	$849,201	$790,468

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Gross premiums written	$119,467	$100,815	$227,614	$198,210
Ceded premiums written	(19,922)	(15,678)	(34,173)	(28,111)
Net premiums written	99,545	85,137	193,441	170,099
Change in unearned premiums	(6,701)	(6,888)	(14,109)	(14,642)
Net premiums earned	92,844	78,249	179,332	155,457

Investment income, net of expenses	3,278	3,932	6,906	7,778
Net realized gains	1,597	991	2,773	872
Finance charges	1,487	1,524	2,912	3,164
Commission and fees	79	(184)	420	(4)
Other income	14	59	97	290
Total revenues	99,299	84,571	192,440	167,557

Losses and loss adjustment expenses	75,059	61,229	136,797	116,020
Other operating expenses	27,578	25,419	54,772	51,351
Interest expense	1,150	1,178	2,299	2,327
Amortization of intangible assets	829	896	1,726	1,793

Total expenses	104,616	88,722	195,594	171,491

Loss before tax	(5,317)	(4,151)	(3,154)	(3,934)
Income tax benefit	(2,166)	(2,351)	(1,697)	(2,328)
Net loss	(3,151)	(1,800)	(1,457)	(1,606)
Less: Net income attributable to
non-controlling interest	-	43	-	66

Net loss attributable to Hallmark Financial Services, Inc.	$(3,151)	$(1,843)	$(1,457)	$(1,672)

Net loss per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$(0.16)	$(0.10)	$(0.08)	$(0.09)
Diluted	$(0.16)	$(0.10)	$(0.08)	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(3,151)	$(1,800)	$(1,457)	$(1,606)
Other comprehensive (loss) income:

Change in net actuarial gain	125	122	248	241

Tax effect on change in net actuarial gain	(44)	(43)	(87)	(84)

Unrealized holding gains (losses) arising during the period	2,623	(2,006)	11,522	17

Tax effect on unrealized holding gains (losses) arising during the period	(918)	702	(4,033)	(6)

Reclassification adjustment for gains included in net income	(1,597)	(1,219)	(2,773)	(1,117)

Tax effect on reclassification adjustment for gains included in net income	559	427	970	391

Other comprehensive (loss) income, net of tax	748	(2,017)	5,847	(558)
Comprehensive (loss) income	$(2,403)	$(3,817)	$4,390	$(2,164)
Less: comprehensive (loss) income attributable to non-controlling interest	-	43	-	66
Comprehensive (loss) income attributable to Hallmark Financial Services, Inc.	$(2,403)	$(3,860)	$4,390	$(2,230)

The accompanying notes are an integral

part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,538	122,644	122,475	122,487
Accretion of redeemable noncontrolling interest	-	(90)	-	(71)
Equity based compensation	73	115	136	253
Balance, end of period	122,611	122,669	122,611	122,669

Retained Earnings
Balance, beginning of period	99,658	94,611	97,964	94,440
Net loss attributable to Hallmark Financial Services, Inc.	(3,151)	(1,843)	(1,457)	(1,672)
Balance, end of period	96,507	92,768	96,507	92,768

Accumulated Other Comprehensive Income
Balance, beginning of period	12,998	7,905	7,899	6,446
Additional minimum pension liability, net of tax	81	79	161	157
Net unrealized holding gains (losses) arising during period, net of tax	1,705	(1,304)	7,489	11
Reclassification adjustment for gains included in net income, net of tax	(1,038)	(792)	(1,803)	(726)
Balance, end of period	13,746	5,888	13,746	5,888

Treasury Stock
Balance, beginning of period	(11,558)	(11,558)	(11,558)	(11,558)

Balance, end of period	(11,558)	(11,558)	(11,558)	(11,558)

Total Stockholders' Equity	$225,063	$213,524	$225,063	$213,524

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended
	June 30

	2013	2012

Cash flows from operating activities:
Net loss	$(1,457)	$(1,606)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	2,697	2,360
Deferred federal income taxes	(1,508)	(2,201)
Net realized gains	(2,773)	(872)
Share-based payments expense	136	253
Change in ceded unearned premiums	(5,032)	(2,222)
Change in premiums receivable	(11,942)	(17,164)
Change in accounts receivable	(65)	451
Change in deferred policy acquisition costs	(1,752)	(2,927)
Change in unpaid losses and loss adjustment expenses	30,935	17,164
Change in unearned premiums	19,141	16,864
Change in reinsurance recoverable	(6,038)	(5,074)
Change in reinsurance balances payable	4,880	3,050
Change in current federal income tax recoverable	(2,401)	5,619
Change in all other liabilities	(6,007)	479
Change in all other assets	5,219	3,048

Net cash provided by operating activities	24,033	17,222

Cash flows from investing activities:
Purchases of property and equipment	(846)	(183)
Net transfers into restricted cash	(2,709)	(1,421)
Purchases of investment securities	(85,417)	(76,102)
Maturities, sales and redemptions of investment securities	107,798	64,890

Net cash provided by (used in) investing activities	18,826	(12,816)

Cash flows from financing activities:
Activity under revolving credit facility, net	-	(2,500)
Distribution to non-controlling interest	-	(147)

Net cash used in financing activities	-	(2,647)

Increase in cash and cash equivalents	42,859	1,759
Cash and cash equivalents at beginning of period	85,145	74,471
Cash and cash equivalents at end of period	$128,004	$76,230

Supplemental cash flow information:

Interest paid	$2,289	$2,313

Income taxes paid (recovered)	$2,212	$(6,045)

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$217	$(283)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$6,776	$6,216

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

The interim financial data as of June 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $51.3 million as of June 30, 2013. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$37,627	$-	$37,627
Corporate bonds	-	55,049	-	55,049
Collateralized corporate bank loans	-	102,295	753	103,048
Municipal bonds	-	136,880	19,628	156,508
Mortgage-backed	-	31,450	-	31,450

Total debt securities	-	363,301	20,381	383,682

Financial services	19,588	-	-	19,588
All other	33,970	-	-	33,970
Total equity securities	53,558	-	-	53,558

Total debt and equity securities	$53,558	$363,301	$20,381	$437,240

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$40,061	$-	$40,061
Corporate bonds	-	81,547	-	81,547
Collateralized corporate bank loans	-	105,463	908	106,371
Municipal bonds	-	144,972	18,760	163,732
Mortgage-backed	-	9,724	-	9,724
Total debt securities	-	381,767	19,668	401,435

Financial services	14,887	-	-	14,887
All other	29,038	-	-	29,038
Total equity securities	43,925	-	-	43,925
Total debt and equity securities	$43,925	$381,767	$19,668	$445,360

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as Level 3 is based on discounted cash flows using current yield to maturity of 9.3%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows. Significant changes in the unobservable inputs in the fair value measurement of our municipal bonds and collateralized corporate bank loan could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012 (in thousands):

Beginning balance as of January 1, 2013	$19,668

Sales	-
Settlements	(225)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	938
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2013	$20,381

Beginning balance as of January 1, 2012	$20,608
Sales	-
Settlements	(236)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(553)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2012	$19,819

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2013	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$37,623	$8	$(4)	$37,627
Corporate bonds	54,292	1,460	(703)	55,049
Collateralized corporate bank loans	103,045	460	(457)	103,048
Municipal bonds	155,927	2,826	(2,245)	156,508
Mortgage-backed	31,953	250	(753)	31,450

Total debt securities	382,840	5,004	(4,162)	383,682

Financial services	10,238	9,350	-	19,588
All other	19,329	15,778	(1,137)	33,970

Total equity securities	29,567	25,128	(1,137)	53,558

Total debt and equity securities	$412,407	$30,132	$(5,299)	$437,240

As of December 31, 2012

U.S. Treasury securities and obligations of U.S. Government	$40,050	$14	$(3)	$40,061
Corporate bonds	79,516	2,794	(763)	81,547
Collateralized corporate bank loans	106,093	1,021	(743)	106,371
Municipal bonds	162,479	4,023	(2,770)	163,732
Mortgage-backed	9,662	97	(35)	9,724

Total debt securities	397,800	7,949	(4,314)	401,435

Financial services	11,008	3,880	(1)	14,887
All other	20,494	9,058	(514)	29,038

Total equity securities	31,502	12,938	(515)	43,925

Total debt and equity securities	$429,302	$20,887	$(4,829)	$445,360

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	467	(36)	825	(150)
Collateralized corporate bank loans	98	135	271	136
Municipal bonds	48	(163)	40	(243)
Equity securities-financial services	456	(22)	644	70
Equity securities-all other	528	1,305	993	1,305
Gain on investments	1,597	1,219	2,773	1,118
Other-than-temporary impairments	-	(228)	-	(246)
Net realized gains	$1,597	$991	$2,773	$872

We realized gross gains on investments of $1.6 million and $1.4 million during the three months ended June 30, 2013 and 2012, respectively and $2.8 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. We realized gross losses on investments of $43 thousand and $0.2 million for the three months ended June 30, 2013 and 2012.  We realized gross losses on investments of $52 thousand and $0.4 million for the six months ended June 30, 2013 and 2012. We recorded proceeds from the sale of investment securities of $9.9 million and $6.0 million during the three months ended June 30, 2013 and 2012, respectively, and $17.7 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$3,992	$(4)	$-	$-	$3,992	$(4)
Corporate bonds	4,684	(95)	6,515	(608)	11,199	(703)
Collateralized corporate bank loans	41,465	(239)	7,337	(218)	48,802	(457)
Municipal bonds	32,585	(600)	38,042	(1,645)	70,627	(2,245)
Mortgage-backed	15,720	(749)	158	(4)	15,878	(753)
Total debt securities	98,446	(1,687)	52,052	(2,475)	150,498	(4,162)

Financial services	-	-	-	-	-	-
All other	2,157	(1,137)	-	-	2,157	(1,137)
Total equity securities	2,157	(1,137)	-	-	2,157	(1,137)

Total debt and equity securities	$100,603	$(2,824)	$52,052	$(2,475)	$152,655	$(5,299)

	As of December 31, 2012
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$23,998	$(3)	$-	$-	$23,998	$(3)
Corporate bonds	10,802	(38)	6,910	(725)	17,712	(763)
Collateralized corporate bank loans	6,273	(97)	14,236	(646)	20,509	(743)
Municipal bonds	30,073	(362)	28,809	(2,408)	58,882	(2,770)
Mortgage-backed	7,367	(32)	84	(3)	7,451	(35)
Total debt securities	78,513	(532)	50,039	(3,782)	128,552	(4,314)

Financial services	92	(1)	-	-	92	(1)
All other	3,271	(514)	-	-	3,271	(514)
Total equity securities	3,363	(515)	-	-	3,363	(515)

Total debt and equity securities	$81,876	$(1,047)	$50,039	$(3,782)	$131,915	$(4,829)

At June 30, 2013, the gross unrealized losses more than twelve months old were attributable to 64 debt security positions. At December 31, 2012, the gross unrealized losses more than twelve months old were attributable to 56 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2013 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$64,432	$65,029
Due after one year through five years	143,004	143,844
Due after five years through ten years	97,090	97,761
Due after ten years	46,361	45,598
Mortgage-backed	31,953	31,450
	$382,840	$383,682

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $22.7 million and $24.3 million at June 30, 2013 and December 31, 2012, respectively.

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

We recorded $5.4 million and $7.4 million of unfavorable prior years’ loss development during the three and six months ended June 30, 2013, respectively. For the year to date, the $7.4 million unfavorable development was attributable to $2.9 million unfavorable development on claims incurred in the 2012 accident year, $3.2 million unfavorable development on claims incurred in the 2011 accident year, and $2.4 million on claims incurred in the 2010 accident year, partially offset by $1.1 million favorable development on claims incurred in the 2009 and prior accident years. Our E&S Commercial business unit accounted for $9.3 million of the unfavorable development during the six months ended June 30, 2013 primarily in our commercial auto liability line of business. Our Personal Lines business unit accounted for $1.0 million of the unfavorable development. These unfavorable developments were partially offset by favorable development of $0.7 million in our Hallmark Select business unit, $1.2 million in our Standard Commercial P&C business unit and $1.0 million in our Workers Compensation business unit. The unfavorable development for our E&S Commercial business unit of $9.3 million was driven by unfavorable claims development primarily in our commercial auto liability line of business in the 2012, 2011, and 2010 accident years. The favorable development for our Hallmark Select business unit of $0.7 million was driven by favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. The unfavorable loss development for our Personal Lines business unit of $1.0 million was attributable to the 2012 and 2010 accident years, partially offset by favorable development in the 2011 accident year. The favorable loss development for our Standard Commercial P&C business unit of $1.2 million was primarily related to commercial auto liability in the 2010 and prior accident years, partially offset by unfavorable loss development related to commercial property in the 2012 accident year. The favorable loss development in our Workers Compensation business unit of $1.0 million was related to the 2012 and 2011 accident years.

We recorded $1.6 million of unfavorable prior years’ loss development during the three months ended June 30, 2012. We recorded $1.4 million of favorable prior years’ loss development during the six months ended June 30, 2012. For the year to date, our Hallmark Select business unit experienced $2.7 million of favorable prior years’ loss development related to our liability and aircraft lines of business. Our Standard Commercial P&C business unit experienced $1.9 million of favorable prior years’ loss development primarily related to commercial property and auto liability partially offset by the late development of a general liability claim. Our Workers Compensation business unit experienced $0.9 million of favorable prior years’ loss development. These favorable developments were partially offset by unfavorable prior year loss development in our Personal Lines business unit and our E&S Commercial business unit for the six months ended June 30, 2012. Our Personal Lines business unit experienced $2.3 million of unfavorable prior years’ loss development of which $1.6 million is the result of unfavorable development in auto liability claims spread throughout various states. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was the result of $0.7 million of unfavorable prior years’ loss development in our low value dwelling/homeowners line of business. For the year to date, our E&S Commercial business unit had $1.8 million of unfavorable prior years’ loss development related primarily to commercial auto liability and physical damage.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of June 30, 2013, there were outstanding incentive stock options to purchase 1,094,165 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 364,509 shares of our common stock. There are 221,336 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Stock Options:

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

A summary of the status of our stock options as of and changes during the six months ended June 30, 2013 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2013	1,404,989	$9.63
Granted	-
Exercised	-
Forfeited or expired	(6,667)	$8.31
Outstanding at June 30, 2013	1,398,322	$9.64	4.7	$1,504
Exercisable at June 30, 2013	1,189,036	$10.17	4.5	$980

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Intrinsic value of options exercised	$-	$-	$-	$-

Cost of share-based payments (non-cash)	$41	$115	$104	$253

Income tax benefit of share-based payments recognized in income	$7	$12	$15	$23

As of June 30, 2013, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $0.1 million is expected to be recognized for the remainder of 2013 and $0.2 million is expected to be recognized each year in 2014 and 2015 and $0.1 million is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There have been no options granted during 2012 or 2013.

Restricted Stock Units:

The 2005 LTIP was amended by the shareholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain employees of the Company subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting.

The performance criteria for all restricted stock units require that the Company achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock units contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on July 27, 2012 will vest on March 31, 2015, and the restricted stock units granted on April 10, 2013 will vest on March 31, 2016.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units is $9.20 per unit. The Company incurred $32 thousand of compensation expense related to the restricted stock units during the three and six months ended June 30, 2013.

A summary of the status of our restricted stock units as of June 30, 2013 and changes during the six months then ended is presented below:

Number of
Restricted
Stock Units

Nonvested at January 1, 2013	-
Granted	243,006
Vested	-
Forfeited	-
Nonvested at June 30, 2013	243,006

As of June 30, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $0.2 million is expected to be recognized for the remainder of 2013, $0.4 million is expected to be recognized in 2014, $0.3 million is expected to be recognized in 2015 and $0.1 million is expected to be recognized in 2016.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Standard Commercial Segment	$20,709	$17,924	$40,997	$36,030
Specialty Commercial Segment	55,660	43,046	107,340	83,439
Personal Segment	22,387	22,905	43,365	47,336
Corporate	543	696	738	752
Consolidated	$99,299	$84,571	$192,440	$167,557

Pre-tax income (loss), net of non-controlling interest:
Standard Commercial Segment	$(1,999)	$(710)	$(522)	$(2,072)
Specialty Commercial Segment	566	2,929	4,264	8,906
Personal Segment	(1,654)	(4,211)	(1,718)	(5,402)
Corporate	(2,230)	(2,202)	(5,178)	(5,432)
Consolidated	$(5,317)	$(4,194)	$(3,154)	$(4,000)

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012
Assets

Standard Commercial Segment	$152,043	$145,162
Specialty Commercial Segment	491,206	432,208
Personal Segment	195,488	200,356
Corporate	10,464	12,742
	$849,201	$790,468

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2013 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Ceded earned premiums	$15,408	$13,504	$29,141	$25,890
Reinsurance recoveries	$8,618	$9,073	$15,573	$14,050

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses in Texas and the first $15.0 million of property catastrophe losses in all other states;

o	In Texas, our reinsurers reimburse us 100% for any loss involving tropical depressions, tropical storms and/or hurricanes in excess of our $6.0 million retention and 87.5% for any other property catastrophe losses in excess of our $6.0 million retention, in each case up to $9.0 million for each catastrophic occurrence; and

o	Our reinsurers reimburse us 100% for any loss occurrence in all states in excess of $15.0 million up to $25.0 million, subject to an aggregate limit of $50.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase reinsurance specific to the aviation risks underwritten by our Hallmark Select business unit. This reinsurance provides aircraft hull and liability coverage and airport liability coverage on a per occurrence basis on the following terms:

o	We retain the first $1.0 million of each aircraft hull or liability loss or airport liability loss; and

o	Our reinsurers reimburse us for the next $5.5 million of each combined aircraft hull and liability loss and for the next $4.0 million of each airport liability loss.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. Effective February 1, 2013 we purchase proportional reinsurance where we cede 60% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	Professional Liability. Effective June 1, 2012 we purchase proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retain 50% of each risk and cede the remaining 50% to reinsurers. Prior to June 1, 2012 we retained 40% of each risk and ceded the remaining 60% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of June 30, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.78% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2013, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Deferred	$(1,759)	$(7,584)	$(18,248)	$(33,270)
Amortized	1,413	6,646	16,496	30,343

Net	$(346)	$(938)	$(1,752)	$(2,927)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average shares - basic	19,263	19,263	19,263	19,263
Effect of dilutive securities	-	-	-	-
Weighted average shares - assuming dilution	19,263	19,263	19,263	19,263

For the three months and six months ended June 30, 2013, 779,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months and six months ended June 30, 2012, 809,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$126	$141	$252	$282
Amortization of net loss	124	121	248	241
Expected return on plan assets	(154)	(146)	(308)	(292)
Net periodic pension cost	$96	$116	$192	$231
Contributed amount	$100	$175	$111	$301

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first six months ended June 30, 2013 and 2012 was 53.8% and 59.2%, respectively, which varied from the statutory tax rate due in large part to significant tax exempt income.

17. Commitments and Contingencies

In December 2010, our E&S Commercial business unit was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete. A subsidiary within our E&S Commercial business unit (“HSU”) frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas, generally referred to as “producing agents,” deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. The Comptroller asserts that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that HSU owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We have engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of June 30, 2013 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2013 and 2012 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)

Balance at December 31, 2011	$(2,978)	$9,424	$6,446
Other comprehensive income (loss):
Change in net actuarial loss (see Note 15)	241	-	241
Tax effect on change in net actuarial loss	(84)	-	(84)
Net unrealized holding gains arising during the period	-	17	17
Tax effect on unrealized gains arising during the period	-	(6)	(6)

Reclassification adjustment for gains included in net realized gains	-	(1,117)	(1,117)
Tax effect on reclassification adjustment for gains included in income tax expense	-	391	391
Other comprehensive income (loss), net of tax	157	(715)	(558)
Balance at June 30, 2012	$(2,821)	$8,709	$5,888

Balance at December 31, 2012	$(2,954)	$10,853	$7,899

Other comprehensive income (loss):
Change in net actuarial loss (see Note 15)	248	-	248
Tax effect on change in net actuarial loss	(87)	-	(87)
Net unrealized holding gains arising during the period	-	11,522	11,522
Tax effect on unrealized gains arising during the period	-	(4,033)	(4,033)

Reclassification adjustment for gains included in net realized gains	-	(2,773)	(2,773)
Tax effect on reclassification adjustment for gains included in income tax expense	-	970	970
Other comprehensive income, net of tax	161	5,686	5,847
Balance at June 30, 2013	$(2,793)	$16,539	$13,746

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

Results of Operations

Management Overview During the three and six months ended June 30, 2013, our total revenues were $99.3 million and $192.4 million, representing a 17% and 15% increase, respectively, from the $84.6 million and $167.6 million in total revenues for the same periods of 2012.  This increase in revenue was primarily attributable to increased production in our Specialty Commercial Segment and our Standard Commercial Segment. Further contributing to this increase in revenue were higher net realized gains. These increases in revenue were partially offset by lower net investment income and lower finance charges and earned premium in our Personal Lines business unit due mostly to the impact of a reduction of premium written in underperforming states and products exited.

The increase in revenue for the three and six months ended June 30, 2013 was accompanied by increased loss and loss adjustment expenses (“LAE”) of $13.8 million and $20.8 million, respectively, as compared to the same periods in 2012. During the three months ended June 30, 2013 and 2012 we recorded $5.4 million and $1.6 million unfavorable prior year loss development. During the six months ended June 30, 2013 we recorded $7.4 million of unfavorable prior year loss development. During the six months ended June 30, 2012 we recorded $1.4 million of favorable prior year loss development. The increase in loss and LAE occurred despite a $4.2 million decrease in catastrophe losses to $6.2 million during the six months ended June 30, 2013 from $10.4 million reported for the same period of 2012. Other operating expenses also increased due mostly to increased production related expenses in our E&S Commercial business unit.

We reported a $3.2 million and $1.5 million net loss for the three and six months ended June 30, 2013 as compared to a $1.8 million and $1.7 million net loss for the same periods during 2012. On a diluted basis per share, we reported a net loss of $0.16 per share for the three months ended June 30, 2013, as compared to net loss of $0.10 per share for the same period in 2012. On a diluted basis per share, net loss per share was $0.08 for the six months ended June 30, 2013 as compared to net loss per share of $0.09 for the same period during 2012.

Second Quarter 2013 as Compared to Second Quarter 2012

The following is additional business segment information for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30
	Standard		Specialty
	Commercial		Commercial		Personal
	Segment		Segment		Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$23,687	20,739	$76,361	61,456	$19,419	18,620	$-	-	$119,467	100,815
Ceded premiums written	(2,102)	(1,730)	(16,368)	(13,749)	(1,452)	(199)	-	-	(19,922)	(15,678)
Net premiums written	21,585	19,009	59,993	47,707	17,967	18,421	-	-	99,545	85,137
Change in unearned premiums	(1,978)	(2,369)	(7,269)	(7,017)	2,546	2,498	-	-	(6,701)	(6,888)
Net premiums earned	19,607	16,640	52,724	40,690	20,513	20,919	-	-	92,844	78,249

Total revenues	20,709	17,924	55,660	43,046	22,387	22,905	543	696	99,299	84,571

Losses and loss adjustment expenses	16,447	13,013	40,953	28,286	17,659	19,930	-	-	75,059	61,229

Pre-tax income (loss), net of non-controlling interest	(1,999)	(710)	566	2,929	(1,654)	(4,211)	(2,230)	(2,202)	(5,317)	(4,194)

Net loss ratio (1)	83.9%	78.2%	77.7%	69.5%	86.1%	95.3%			80.8%	78.2%
Net expense ratio (1)	31.8%	34.2%	26.8%	28.4%	24.6%	28.8%			28.6%	30.5%
Net combined ratio (1)	115.7%	112.4%	104.5%	97.9%	110.7%	124.1%			109.4%	108.7%

Favorable (Unfavorable) Prior Year Development	1,496	(187)	(5,667)	48	(1,250)	(1,496)	-	-	(5,421)	(1,635)

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $23.7 million for the three months ended June 30, 2013, which was $3.0 million, or 14%, more than the $20.7 million reported for the same period in 2012. Net premiums written were $21.6 million for the three months ended June 30, 2013 as compared to $19.0 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in both our Standard Commercial P&C and Workers Compensation business units.

Total revenue for the Standard Commercial Segment of $20.7 million for the three months ended June 30, 2013 was $2.8 million more than the $17.9 million reported during the same period in 2012. This 16% increase in total revenue was mostly due to increased net premiums earned of $3.0 million partially offset by a $0.1 million increased adverse profit share commission revenue adjustment and lower finance charges of $0.1 million during three months ended June 30, 2013 as compared to the same period in 2012.

Our Standard Commercial Segment reported a pre-tax loss of $2.0 million for the three months ended June 30, 2013 as compared to a pre-tax loss of $0.7 million for the same period of 2012. This increase in pre-tax loss was primarily the result of higher loss and LAE of $3.4 million and higher operating expenses of $0.7 million consisting primarily of production related expenses, partially offset by the increased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 83.9% for the three months ended June 30, 2013 as compared to 78.2% for the same period of 2012. The gross loss ratio before reinsurance for the three months ended June 30, 2013 was 78.3% as compared to the 86.4% reported for the same period of 2012. The increase in the net loss ratio was impacted by reinsurance recoverable on large property losses during the second quarter of 2012. The decrease in the gross loss ratio was impacted by favorable loss reserve development of $1.5 million as compared to unfavorable loss reserve development of $0.2 million during the same period of 2012, partially offset by higher current accident year loss trends excluding catastrophe losses during the second quarter of 2013 as compared to the same period in 2012. The gross and net loss results for the three months ended June 30, 2013 and 2012 include $3.2 million and $4.8 million, respectively, of catastrophe losses.

Specialty Commercial Segment

The $55.7 million of total revenue for the three months ended June 30, 2013 was $12.7 million higher than the $43.0 million reported by the Specialty Commercial Segment for the same period in 2012. This increase in revenue was primarily due to higher net premiums earned of $12.0 million largely from increased production in both our E&S Commercial and Hallmark Select business units. Further contributing to this increased revenue was higher net investment income of $0.3 million and higher commission revenue of $0.4 million due primarily to favorable profit share commission adjustments for the three months ended June 30, 2013 as compared to the second quarter of 2012.

Pre-tax income for the Specialty Commercial Segment of $0.6 million for the second quarter of 2013 was $2.3 million lower than the $2.9 million reported for the same period in 2012. The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $12.7 million and higher operating expenses of $2.4 million, partially offset by the increased revenue discussed above. Our E&S Commercial business unit reported a $9.7 million increase in loss and LAE due primarily to increased premium production as well as unfavorable prior year loss development, partially offset by lower current accident year loss trends. In addition, our Hallmark Select business unit reported a $3.3 million increase in loss and LAE which consisted of (a) a $0.4 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (b) a $2.8 million increase in loss and LAE primarily due to large loss volatility in our aircraft hull coverage during the second quarter of 2013 and lower favorable prior year loss reserve development during the second quarter of 2013 as compared to the same period of 2012 and (c) a $0.1 million increase in loss and LAE attributable to our medical professional liability insurance products. These increases in Specialty Commercial Segment loss and LAE were partially offset by a $0.3 million decrease in loss and LAE in our Specialty Programs due primarily to decreased current accident year loss trends. The increase in operating expenses for the three months ended June 30, 2013 were primarily the result of increased production related expenses of $2.3 million and increased professional service fees of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 77.7% for the three months ended June 30, 2013 as compared to 69.5% for the same period during 2012. The gross loss ratio before reinsurance was 74.5% for the three months ended June 30, 2013 as compared to 66.1% for the same period in 2012. The higher gross and net loss ratios include large hull loss volatility and $5.7 million unfavorable prior years’ loss development for the three months ended June 30, 2013 as compared to $48 thousand favorable prior years’ loss development for the same period of 2012.

Personal Segment

Gross premiums written for the Personal Segment were $19.4 million for the three months ended June 30, 2013, which was $0.8 million, or 4%, more than the $18.6 million reported for the same period in 2012. Net premiums written for our Personal Segment were $18.0 million in the second quarter of 2013, which was a decrease of $0.4 million, or 2%, from the $18.4 million reported for the second quarter of 2012. The decrease in net premium written was due mostly to a quota share reinsurance contract entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business.

Total revenue for the Personal Segment decreased 2% to $22.4 million for the second quarter of 2013 from $22.9 million for the second quarter of 2012. Lower earned premium of $0.4 million due to lower net premium production discussed above and decreased net investment income of $0.1 million were the primary reasons for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $1.7 million for the three months ended June 30, 2013 as compared to pre-tax loss of $4.2 million for the same period of 2012. The lower pre-tax loss was the result of decreased losses and LAE of $2.2 million and lower operating expenses of $0.8 million, the combined result of lower production related expenses of $0.6 million and lower salary and related expenses of $0.2 million. The decrease in loss and LAE and operating expenses were partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 86.1% for the three months ended June 30, 2013 as compared to 95.3% for the second quarter of 2012. The gross loss ratio before reinsurance was 86.7% for the three months ended June 30, 2013 as compared to 96.8% for the same period in 2012. The lower gross and net loss ratio are primarily the result of lower current accident year loss trends for the three months ended June 30, 2013 as compared to the same period of 2012. The loss and LAE during the three months ended June 30, 2013 and 2012 included $1.3 million and $1.5 million, respectively, of unfavorable prior years’ loss reserve development. The Personal Segment reported a net expense ratio of 24.6% for the second quarter of 2013 as compared to 28.8% for the same period of 2012. The decrease in the expense ratio was due predominately to lower operating expenses.

Corporate

Total revenue for Corporate decreased by $0.2 million for the three months ended June 30, 2013 as compared to the same period the prior year. This decrease in total revenue was due to lower net investment income of $0.8 million, partially offset by higher net realized gains of $0.6 million for the three months ended June 30, 2013 as compared to the same period of the prior year.

Corporate pre-tax loss was $2.2 million for the three months ended June 30, 2013 and 2012. The decreased revenue discussed above was offset by lower operating expenses of $0.2 million due largely to an adjustment during the second quarter of 2013 to the expected earn-out payable in conjunction with the acquisition of HNIC.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

The following is additional business segment information for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30
	Standard		Specialty
	Commercial		Commercial		Personal
	Segment		Segment		Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$45,329	39,586	$141,667	116,341	$40,618	42,283	$-	-	$227,614	198,210
Ceded premiums written	(4,097)	(3,187)	(27,300)	(24,563)	(2,776)	(361)	-	-	(34,173)	(28,111)
Net premiums written	41,232	36,399	114,367	91,778	37,842	41,922	-	-	193,441	170,099
Change in unearned premiums	(3,095)	(2,930)	(12,790)	(13,053)	1,776	1,341	-	-	(14,109)	(14,642)
Net premiums earned	38,137	33,469	101,577	78,725	39,618	43,263	-	-	179,332	155,457

Total revenues	40,997	36,030	107,340	83,439	43,365	47,336	738	752	192,440	167,557

Losses and loss adjustment expenses	29,030	26,777	75,389	51,295	32,378	37,948	-	-	136,797	116,020

Pre-tax income (loss), net of non-controlling interest	(522)	(2,072)	4,264	8,906	(1,718)	(5,402)	(5,178)	(5,432)	(3,154)	(4,000)

Net loss ratio (1)	76.1%	80.0%	74.2%	65.2%	81.7%	87.7%			76.3%	74.6%
Net expense ratio (1)	32.7%	34.0%	27.2%	28.7%	25.8%	28.1%			29.4%	30.5%
Net combined ratio (1)	108.8%	114.0%	101.4%	93.9%	107.5%	115.8%			105.7%	105.1%

Favorable (Unfavorable) Prior Year Development	2,222	2,756	(8,657)	922	(997)	(2,286)	-	-	(7,432)	1,392

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $45.3 million for the six months ended June 30, 2013, which was $5.7 million, or 15%, more than the $39.6 million reported for the same period in 2012. Net premiums written were $41.2 million for the six months ended June 30, 2013 as compared to $36.4 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in both our Standard Commercial P&C and Workers Compensation business units.

Total revenue for the Standard Commercial Segment of $41.0 million for the six months ended June 30, 2013 was $5.0 million more than the $36.0 million reported during the same period in 2012. This 14% increase in total revenue was mostly due to increased net premiums earned of $4.7 million, higher net investment income of $0.1 million and a favorable profit share commission revenue adjustment of $0.1 million during the second quarter of 2013 as compared to a $0.1 million unfavorable profit share commission adjustment during the same period the prior year.

Our Standard Commercial Segment reported a pre-tax loss of $0.5 million for the six months ended June 30, 2013 as compared to pre-tax loss of $2.1 million for the same period of 2012. Partially offsetting the increased revenue discussed above were higher loss and LAE expenses of $2.3 million and higher operating expenses of $1.1 million, primarily consisting of production related expenses.

The Standard Commercial Segment reported a net loss ratio of 76.1% for the six months ended June 30, 2013 as compared to 80.0% for the same period in 2012. The gross loss ratio before reinsurance for the six months ended June 30, 2013 was 71.8% as compared to the 79.3% reported for the same period of 2012. The lower gross and net loss ratios for the six months ended June 30, 2013 were primarily the result of lower catastrophe losses. The gross and net loss results for the six months ended June 30, 2013 and 2012 include $3.5 million and $8.8 million, respectively, of catastrophe losses. During the six months ended June 30, 2013 and 2012 the Standard Commercial Segment reported favorable loss reserve development of $2.2 million and $2.8 million, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $141.7 million for the six months ended June 30, 2013, which was $25.4 million, or 22%, more than the $116.3 million reported for the same period in 2012. Net premiums written were $114.4 million for the six months ended June 30, 2013 as compared to $91.8 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit and our Hallmark Select business unit.

The $107.3 million of total revenue for the Specialty Commercial Segment for the six months ended June 30, 2013 was $23.9 million higher than the $83.4 million reported for 2012. This 29% increase in revenue was due to higher net premiums earned of $22.9 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $0.8 million and higher favorable profit share commission revenue adjustment of $0.2 million for the six months ended June 30, 2013 as compared to the same period of 2012.

Pre-tax income for the Specialty Commercial Segment of $4.3 million for the six months ended June 30, 2013 was $4.6 million lower than the $8.9 million reported for the same period in 2012. The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $24.1 million and higher operating expenses of $4.6 million, partially offset by lower amortization of intangible assets of $0.1 million, lower non-controlling interest of $0.1 million and the increased revenue discussed above. Our E&S Commercial business unit reported a $19.6 million increase in loss and LAE due primarily to increased premium volume and $9.3 million of unfavorable prior year loss reserve development as compared to $1.8 million of unfavorable development during the same period of 2012. In addition, our Hallmark Select business unit reported a $4.3 million increase in loss and LAE which consisted of (a) a $0.7 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (b) a $3.4 million increase in loss and LAE primarily due to large loss volatility in our aircraft hull coverage during the first six months of 2013 and lower favorable prior year loss reserve development during the first six months of 2013 as compared to the same period of 2012 and (c) a $0.2 million increase in loss and LAE attributable to our medical professional liability insurance products. Also contributing to the increase in Specialty Commercial Segment loss and LAE was a $0.2 million increase in loss and LAE in our Specialty Programs due primarily to increased current accident year loss trends. The increase in operating expense was the combined result of increased production related expenses of $4.4 million and higher professional service fees of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 74.2% for the six months ended June 30, 2013 as compared to 65.2% for the same period during 2012. The gross loss ratio before reinsurance was 71.8% for the six months ended June 30, 2013 as compared to 62.9% for the same period in 2012. The higher gross and net loss ratio include large hull loss volatility and $8.6 million of unfavorable prior year development for the six months ended June 30, 2013 as compared to $0.9 million of favorable prior year development for the same period during 2012. The Specialty Commercial Segment reported a net expense ratio of 27.2% for the first six months of 2013 as compared to 28.7% reported for the same period the prior year. The decrease in the expense ratio is due primarily to increased net earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $40.6 million for the six months ended June 30, 2013, which was $1.7 million, or 4%, less than the $42.3 million reported for the same period in 2012. Net premiums written for our Personal Segment were $37.8 million in the first six months of 2013, which was a decrease of $4.1 million, or 10%, from the $41.9 million reported for the same period of 2012. The decrease in net premium written was due mostly to exiting certain underperforming states and programs and a quota share reinsurance contract entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business.

Total revenue for the Personal Segment decreased 8% to $43.4 million for the six months ended June 30, 2013 from $47.3 million for the same period during 2012. Lower earned premium of $3.7 million due to lower premium production discussed above, decreased net investment income of $0.1 million and decreased finance charges of $0.1 million were the primary reasons for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $1.7 million for the six months ended June 30, 2013 as compared to pre-tax loss of $5.4 million for the same period of 2012. The lower pre-tax loss was the result of decreased losses and LAE of $5.6 million and lower operating expenses of $2.1 million, the combined result of lower production related expenses of $1.5 million, lower salary and related expenses of $0.4 million and lower other operating expenses of $0.2 million. The decline in loss and LAE and operating expenses were partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 81.7% for the six months ended June 30, 2013 as compared to 87.7% for the same period of 2012. The gross loss ratio before reinsurance was 81.1% for the six months ended June 30, 2013 as compared to 87.9% for the same period in 2012. The lower gross and net loss ratio is primarily the result of lower current accident year loss trends for the six months ended June 30, 2013 as compared to the same period of 2012. The loss and LAE during the six months ended June 30, 2013 and 2012 included $1.0 million and $2.3 million, respectively, of unfavorable prior years’ loss reserve development. The Personal Segment reported a net expense ratio of 25.8% for the first six months of 2013 as compared to 28.1% for the same period of 2012. The decrease in the expense ratio was due predominately to lower operating expenses, primarily production related expenses.

Corporate

Total revenue for Corporate was $0.7 million for the six months ended June 30, 2013 and 2012. Net realized gains recognized on our investment portfolio were $2.8 million for the six months ended June 30, 2013 as compared to $0.9 million during the same period during 2012. Net investment income decreased $1.7 million for the six months ended June 30, 2013 as compared to the same period during 2012. Other income decreased $0.2 million for the six months ended June 30, 2013 as compared to the same period during 2012.

Corporate pre-tax loss was $5.2 million for the six months ended June 30, 2013 as compared to a $5.4 million pre-tax loss for the same period the prior year. The decrease in pre-tax loss was the result of lower operating expenses of $0.2 million due primarily to lower salary and related expenses during the six months ended June 30, 2013 as compared to the same period the prior year.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2013, Hallmark had $(0.6) million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $11.9 million as of June 30, 2013. As of that date, our insurance subsidiaries held $116.7 million of cash and cash equivalents as well as $383.7 million in debt securities with an average modified duration of 2.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2013, the aggregate ordinary dividend capacity of these subsidiaries is $21.0 million, of which $15.1 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first six months of 2013 or the 2012 fiscal year.

Comparison of June 30, 2013 to December 31, 2012

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2013 were $565.2 million compared to $530.5 million at December 31, 2012. Cash flow from operations, an increase in investment fair value and the acquisition of debt securities settled subsequent to June 30, 2013 were the primary reasons for this increase.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Net cash provided by our consolidated operating activities was $24.0 million for the first six months of 2013 compared to net cash provided by operating activities of $17.2 million for the first six months of 2012. The increase in operating cash flow was primarily due to higher collected premiums written by our E&S Commercial business unit during the first six months of 2013, partially offset by increased claim and operating expense payments.

 Net cash provided by investing activities during the first six months of 2013 was $18.8 million as compared to cash used in investing activities during the first six months of 2012 of $12.8 million.  The increase in cash provided by investing activities during the first six months of 2013 was due to an increase in maturities, sales and redemptions of investment securities of $42.9 million, partially offset by an increase in purchases of debt and equity securities of $9.3 million, a $1.3 million increase in transfers to restricted cash and an increase in purchases of property and equipment of $0.7 million.

There were no financing cash flow activities during the first six months of 2013. Cash used in financing activities during the first six months of 2012 was $2.6 million as a result of a $2.5 million repayment on our revolving credit facility and a distribution to non-controlling interest for our Excess & Umbrella business unit.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of June 30, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.78% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2013, the balance of our Trust II subordinated debt was $25.8 million.

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

In December 2010, our E&S Commercial business unit was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2007 through December 31, 2009 was complete. A subsidiary within our E&S Commercial business unit (“HSU”) frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas, generally referred to as “producing agents,” deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. The Comptroller asserts that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during the audit period and that HSU owes $4.5 million in premium taxes, as well as $0.9 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We have engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of June 30, 2013 related to this matter.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

Exhibit
Number	Description

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

10(a)	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: August 8, 2013	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: August 8, 2013

/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

