Form 10-Q
period 2013-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2013-11-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of November 7, 2013.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	3

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2013 and September 30, 2012	4

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2013 and September 30, 2012	5

Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2013 and September 30, 2012	6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2012	7

Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30	December 31
	2013	2012
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $395,860 in 2013 and $397,800 in 2012)	$396,647	$401,435
Equity securities, available-for-sale, at fair value (cost: $24,033 in 2013 and $31,502 in 2012)	45,940	43,925

Total investments	442,587	445,360

Cash and cash equivalents	151,698	85,145
Restricted cash	8,700	8,707
Ceded unearned premiums	31,731	22,411
Premiums receivable	77,749	66,683
Accounts receivable	3,209	3,110
Receivable for securities	19	3
Reinsurance recoverable	61,193	51,970
Deferred policy acquisition costs	26,943	24,911
Goodwill	44,695	44,695
Intangible assets, net	20,647	23,068
Deferred federal income taxes, net	-	1,940
Prepaid expenses	1,611	1,480
Other assets	8,935	10,985
Total assets	$879,717	$790,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	1,473	1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	360,248	313,416
Unearned premiums	191,367	162,502
Reinsurance balances payable	11,862	7,330
Pension liability	3,334	3,685
Payable for securities	6,380	-
Deferred federal income taxes, net	319	-
Federal income tax payable	1,075	1,518
Accounts payable and other accrued expenses	16,879	23,305
Total liabilities	$649,639	$569,931

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2013 and 2012	3,757	3,757
Additional paid-in capital	122,720	122,475
Retained earnings	102,781	97,964
Accumulated other comprehensive income	12,378	7,899
Treasury stock (1,609,374 shares in 2013 and 2012), at cost	(11,558)	(11,558)

Total stockholders' equity	230,078	220,537

	$879,717	$790,468

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross premiums written	$123,664	$99,448	$351,278	$297,658
Ceded premiums written	(20,775)	(14,443)	(54,948)	(42,554)
Net premiums written	102,889	85,005	296,330	255,104
Change in unearned premiums	(5,437)	(4,524)	(19,546)	(19,166)
Net premiums earned	97,452	80,481	276,784	235,938

Investment income, net of expenses	2,965	3,795	9,871	11,573
Net realized gains	6,950	982	9,723	1,854
Finance charges	1,484	1,374	4,396	4,538
Commission and fees	(251)	(1,029)	169	(1,033)
Other income	13	17	110	307
Total revenues	108,613	85,620	301,053	253,177

Losses and loss adjustment expenses	68,158	52,839	204,955	168,859
Other operating expenses	29,139	25,726	83,911	77,077
Interest expense	1,150	1,137	3,449	3,464
Amortization of intangible assets	694	897	2,420	2,690

Total expenses	99,141	80,599	294,735	252,090

Income before tax	9,472	5,021	6,318	1,087
Income tax expense (benefit)	3,198	1,350	1,501	(978)
Net income	6,274	3,671	4,817	2,065
Less: Net income attributable to
non-controlling interest	-	258	-	324

Net income attributable to Hallmark Financial Services, Inc.	$6,274	$3,413	$4,817	$1,741

Net income per share attributable to Hallmark Financial
Services, Inc. common stockholders:
Basic	$0.33	$0.18	$0.25	$0.09
Diluted	$0.32	$0.18	$0.25	$0.09

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$6,274	$3,671	$4,817	$2,065
Other comprehensive (loss) income:

Change in net actuarial gain	123	120	371	362

Tax effect on change in net actuarial gain	(43)	(42)	(130)	(127)
Unrealized holding gains arising during the period	4,721	4,541	16,243	4,560
Tax effect on unrealized holding gains arising during the period	(1,652)	(1,589)	(5,685)	(1,596)
Reclassification adjustment for gains included in net income	(6,950)	(926)	(9,723)	(2,044)
Tax effect on reclassification adjustment for gains included in net income	2,433	324	3,403	715

Other comprehensive (loss) income, net of tax	(1,368)	2,428	4,479	1,870
Comprehensive income	$4,906	$6,099	$9,296	$3,935
Less: comprehensive income attributable to non-controlling interest	-	258	-	324
Comprehensive income attributable to Hallmark Financial Services, Inc.	$4,906	$5,841	$9,296	$3,611

The accompanying notes are an integral

part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,611	122,669	122,475	122,487
Accretion of redeemable noncontrolling interest	-	(321)	-	(392)
Equity based compensation	109	64	245	317
Balance, end of period	122,720	122,412	122,720	122,412

Retained Earnings
Balance, beginning of period	96,507	92,768	97,964	94,440
Net income attributable to Hallmark Financial Services, Inc.	6,274	3,413	4,817	1,741
Balance, end of period	102,781	96,181	102,781	96,181

Accumulated Other Comprehensive Income
Balance, beginning of period	13,746	5,888	7,899	6,446
Additional minimum pension liability, net of tax	80	78	241	235
Net unrealized holding gains arising during period, net of tax	3,069	2,952	10,558	2,964
Reclassification adjustment for gains included in net income, net of tax	(4,517)	(602)	(6,320)	(1,329)
Balance, end of period	12,378	8,316	12,378	8,316

Treasury Stock
Balance, beginning of period	(11,558)	(11,558)	(11,558)	(11,558)

Balance, end of period	(11,558)	(11,558)	(11,558)	(11,558)

Total Stockholders' Equity	$230,078	$219,108	$230,078	$219,108

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended
	September 30
	2013	2012

Cash flows from operating activities:
Net income	$4,817	$2,065

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,691	3,603
Deferred federal income taxes	(268)	(2,241)
Net realized gains	(9,723)	(1,854)
Share-based payments expense	245	317
Change in ceded unearned premiums	(9,320)	(2,524)
Change in premiums receivable	(11,066)	(15,669)
Change in accounts receivable	(99)	586
Change in deferred policy acquisition costs	(2,032)	(3,854)
Change in unpaid losses and loss adjustment expenses	46,832	18,662
Change in unearned premiums	28,865	21,690
Change in reinsurance recoverable	(9,223)	(7,375)
Change in reinsurance balances payable	4,532	2,837
Change in current federal income tax (payable) recoverable	(443)	6,915
Change in all other liabilities	(6,777)	(1,180)
Change in all other assets	13,489	6,209

Net cash provided by operating activities	53,520	28,187

Cash flows from investing activities:
Purchases of property and equipment	(920)	(366)
Net transfers from restricted cash	7	1,126
Purchases of investment securities	(139,791)	(103,434)
Maturities, sales and redemptions of investment securities	153,737	110,772

Net cash provided by investing activities	13,033	8,098

Cash flows from financing activities:
Activity under revolving credit facility, net	-	(2,577)
Payment of contingent consideration	-	(350)
Distribution to non-controlling interest	-	(147)

Net cash used in financing activities	-	(3,074)

Increase in cash and cash equivalents	66,553	33,211
Cash and cash equivalents at beginning of period	85,145	74,471
Cash and cash equivalents at end of period	$151,698	$107,682
Supplemental cash flow information:

Interest paid	$3,439	$3,464
Income taxes paid (recovered)	$2,212	$(5,951)
Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$16	$(1,566)
Change in payable for securities related to investment purchases that settled after the balance sheet date	$6,380	$6,546

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

We pursue our business activities through subsidiaries whose operations are organized into five business units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C business unit handles commercial insurance products and services in the standard market. Our Workers Compensation business unit specializes in small and middle market workers compensation business. Our E&S Commercial business unit handles primarily commercial insurance products and services in the excess and surplus lines market. Our Hallmark Select business unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance, on both an admitted and non-admitted basis, focusing primarily on trucking, specialty automobile and non-fleet automobile coverage, and (iii) medical professional liability insurance products and services. Our Hallmark Select business unit is the combination of our operations previously known as our General Aviation business unit, our Excess & Umbrella business unit and the medical professional liability business handled by our E&S Commercial business unit. Our Personal Lines business unit handles personal insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

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

The interim financial data as of September 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $51.9 million as of September 30, 2013. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax payable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$34,114	$-	$34,114
Corporate bonds	-	59,393	-	59,393
Collateralized corporate bank loans	-	118,852	700	119,552
Municipal bonds	-	134,906	19,590	154,496
Mortgage-backed	-	29,092	-	29,092

Total debt securities	-	376,357	20,290	396,647

Financial services	7,690	-	-	7,690
All other	38,250	-	-	38,250
Total equity securities	45,940	-	-	45,940
Total debt and equity securities	$45,940	$376,357	$20,290	$442,587

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$40,061	$-	$40,061
Corporate bonds	-	81,547	-	81,547
Collateralized corporate bank loans	-	105,463	908	106,371
Municipal bonds	-	144,972	18,760	163,732
Mortgage-backed	-	9,724	-	9,724
Total debt securities	-	381,767	19,668	401,435

Financial services	14,887	-	-	14,887
All other	29,038	-	-	29,038
Total equity securities	43,925	-	-	43,925
Total debt and equity securities	$43,925	$381,767	$19,668	$445,360

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012 (in thousands):

Beginning balance as of January 1, 2013	$19,668
Sales	-
Settlements	(302)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	924
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2013	$20,290

Beginning balance as of January 1, 2012	$20,608
Sales	-
Settlements	(307)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(530)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2012	$19,771

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2013	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$34,083	$31	$-	$34,114
Corporate bonds	58,633	1,285	(525)	59,393
Collateralized corporate bank loans	119,626	475	(549)	119,552
Municipal bonds	153,974	2,701	(2,179)	154,496
Mortgage-backed	29,544	339	(791)	29,092

Total debt securities	395,860	4,831	(4,044)	396,647

Financial services	4,705	2,985	-	7,690
All other	19,328	19,644	(722)	38,250

Total equity securities	24,033	22,629	(722)	45,940

Total debt and equity securities	$419,893	$27,460	$(4,766)	$442,587

As of December 31, 2012

U.S. Treasury securities and obligations of U.S. Government	$40,050	$14	$(3)	$40,061
Corporate bonds	79,516	2,794	(763)	81,547
Collateralized corporate bank loans	106,093	1,021	(743)	106,371
Municipal bonds	162,479	4,023	(2,770)	163,732
Mortgage-backed	9,662	97	(35)	9,724

Total debt securities	397,800	7,949	(4,314)	401,435

Financial services	11,008	3,880	(1)	14,887
All other	20,494	9,058	(514)	29,038

Total equity securities	31,502	12,938	(515)	43,925

Total debt and equity securities	$429,302	$20,887	$(4,829)	$445,360

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	21	159	846	9
Collateralized corporate bank loans	44	93	316	229
Municipal bonds	(50)	(50)	(11)	(294)
Equity securities-financial services	6,935	8	7,579	78
Equity securities-all other	-	772	993	2,078
Gain on investments	6,950	982	9,723	2,100
Other-than-temporary impairments	-	-	-	(246)
Net realized gains	$6,950	$982	$9,723	$1,854

We realized gross gains on investments of $7.1 million and $1.1 million during the three months ended September 30, 2013 and 2012, respectively and $9.9 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. We realized gross losses on investments of $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012.  We realized gross losses on investments of $0.2 million and $0.5 million for the nine months ended September 30, 2013 and 2012. We recorded proceeds from the sale of investment securities of $12.5 million and $3.5 million during the three months ended September 30, 2013 and 2012, respectively, and $30.2 million and $9.7 million for the nine months ended September 30, 2013 and 2012, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	12,694	(156)	3,048	(369)	15,742	(525)
Collateralized corporate bank loans	48,926	(368)	6,915	(181)	55,841	(549)
Municipal bonds	28,861	(488)	38,953	(1,691)	67,814	(2,179)
Mortgage-backed	14,328	(788)	107	(3)	14,435	(791)
Total debt securities	104,809	(1,800)	49,023	(2,244)	153,832	(4,044)

Financial services	-	-	-	-	-	-
All other	2,348	(722)	-	-	2,348	(722)
Total equity securities	2,348	(722)	-	-	2,348	(722)

Total debt and equity securities	$107,157	$(2,522)	$49,023	$(2,244)	$156,180	$(4,766)

	As of December 31, 2012
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$23,998	$(3)	$-	$-	$23,998	$(3)
Corporate bonds	10,802	(38)	6,910	(725)	17,712	(763)
Collateralized corporate bank loans	6,273	(97)	14,236	(646)	20,509	(743)
Municipal bonds	30,073	(362)	28,809	(2,408)	58,882	(2,770)
Mortgage-backed	7,367	(32)	84	(3)	7,451	(35)
Total debt securities	78,513	(532)	50,039	(3,782)	128,552	(4,314)

Financial services	92	(1)	-	-	92	(1)
All other	3,271	(514)	-	-	3,271	(514)
Total equity securities	3,363	(515)	-	-	3,363	(515)

Total debt and equity securities	$81,876	$(1,047)	$50,039	$(3,782)	$131,915	$(4,829)

At September 30, 2013, the gross unrealized losses more than twelve months old were attributable to 75 debt security positions. At December 31, 2012, the gross unrealized losses more than twelve months old were attributable to 56 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2013 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$63,230	$63,768
Due after one year through five years	153,969	154,311
Due after five years through ten years	96,692	97,585
Due after ten years	52,424	51,891
Mortgage-backed	29,545	29,092
	$395,860	$396,647

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $23.2 million and $24.3 million at September 30, 2013 and December 31, 2012, respectively.

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

We recorded $0.5 million and $8.0 million of unfavorable prior years’ loss development during the three and nine months ended September 30, 2013, respectively. For the year to date, the $8.0 million unfavorable development was attributable to $5.0 million unfavorable development on claims incurred in the 2012 accident year, $2.4 million unfavorable development on claims incurred in the 2011 accident year and $1.6 million on claims incurred in the 2010 accident year, partially offset by $1.0 million favorable development on claims incurred in the 2009 and prior accident years. Our E&S Commercial business unit accounted for $11.7 million of the unfavorable development during the nine months ended September 30, 2013 primarily in our commercial auto liability line of business. Our Personal Lines business unit accounted for $1.5 million of the unfavorable development. These unfavorable developments were partially offset by favorable development of $1.6 million in our Hallmark Select business unit, $2.4 million in our Standard Commercial P&C business unit and $1.2 million in our Workers Compensation business unit.

The unfavorable development for our E&S Commercial business unit of $11.7 million was driven by unfavorable claims development primarily in our commercial auto liability line of business in the 2012, 2011, and 2010 accident years. The unfavorable loss development for our Personal Lines business unit of $1.5 million was primarily attributable to the 2012 accident year. The favorable development for our Hallmark Select business unit of $1.6 million was driven by favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. The favorable loss development for our Standard Commercial P&C business unit of $2.4 million was primarily related to commercial auto liability in the 2010 and prior accident years, partially offset by unfavorable loss development related to commercial property in the 2012 accident year. The favorable loss development in our Workers Compensation business unit of $1.2 million was related to the 2012 and 2011 accident years.

We recorded $2.2 million and $3.6 million of favorable prior years’ loss development during the three months and nine months ended September 30, 2012, respectively. For the first nine months of 2012, our Hallmark Select business unit experienced $2.6 million of favorable prior years’ loss development related to our liability and aircraft lines of business. Our Standard Commercial P&C business unit experienced $2.0 million of favorable prior years’ loss development primarily related to commercial property and auto liability partially offset by the late development of a general liability claim. Our Workers Compensation business unit experienced $0.8 million of favorable prior year loss reserve development. Our E&S Commercial business unit experienced $1.1 million of favorable prior year loss reserve development primarily related to general liability and commercial auto physical damage. These favorable developments were partially offset by unfavorable prior year loss development of $2.9 million in our Personal Lines business unit for the nine months ended September 30, 2012, of which $2.2 million was the result of unfavorable development in auto liability claims spread throughout various states. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was the result of $0.7 million of unfavorable prior years’ loss development in our low value dwelling/homeowners line of business.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of September 30, 2013, there were outstanding incentive stock options to purchase 1,087,618 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 355,277 shares of our common stock. There are 237,115 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the nine months ended September 30, 2013 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2013	1,404,989	$9.63
Granted	-
Exercised	-

Forfeited or expired	(13,214)	$7.90
Outstanding at September 30, 2013	1,391,775	$9.65	4.5	$1,327
Exercisable at September 30, 2013	1,189,036	$10.17	4.3	$870

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Intrinsic value of options exercised	$-	$-	$-	$-

Cost of share-based payments (non-cash)	$52	$64	$156	$317

Income tax benefit of share-based payments recognized in income	$8	$7	$23	$30

As of September 30, 2013, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $52 thousand is expected to be recognized for the remainder of 2013 and $0.2 million is expected to be recognized each year in 2014 and 2015, $54 thousand is expected to be recognized in 2016 and $3 thousand is expected to be recognized in 2017.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units is $9.20 per unit. The Company incurred $58 thousand and $90 thousand of compensation expense related to the restricted stock units during the three and nine months ended September 30, 2013, respectively.

A summary of the status of our restricted stock units as of September 30, 2013 and changes during the nine months then ended is presented below:

Number of
Restricted
Stock Units

Nonvested at January 1, 2013	-
Granted	243,006
Vested	-
Forfeited	(6,155)
Nonvested at September 30, 2013	236,851

As of September 30, 2013, there was $0.6 million of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $67 thousand is expected to be recognized for the remainder of 2013, $0.3 million is expected to be recognized in 2014, $0.2 million is expected to be recognized in 2015 and $53 thousand is expected to be recognized in 2016.

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Standard Commercial Segment	$21,163	$17,761	$62,160	$53,791
Specialty Commercial Segment	60,787	46,373	168,127	129,812
Personal Segment	21,256	21,172	64,621	68,508

Corporate	5,407	314	6,145	1,066
Consolidated	$108,613	$85,620	$301,053	$253,177

Pre-tax income (loss) , net of non-controlling interest:
Standard Commercial Segment	$1,163	$(529)	$641	$(2,601)
Specialty Commercial Segment	7,564	8,287	11,828	17,193
Personal Segment	(1,613)	(345)	(3,331)	(5,747)
Corporate	2,358	(2,650)	(2,820)	(8,082)
Consolidated	$9,472	$4,763	$6,318	$763

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012
Assets

Standard Commercial Segment	$144,231	$145,162
Specialty Commercial Segment	526,160	432,208
Personal Segment	192,588	200,356
Corporate	16,738	12,742
	$879,717	$790,468

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2013 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Ceded earned premiums	$16,488	$14,141	$45,629	$40,031
Reinsurance recoveries	$9,197	$8,582	$24,770	$22,633

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. Effective July 1, 2013, the terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $6.0 million retention up to $29.0 million for each catastrophic occurrence, subject to an aggregate limit of $58.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. Effective July 1, 2013 we purchase proportional reinsurance where we cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. We purchase proportional reinsurance where we cede 60% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	Professional Liability. Effective June 1, 2013, we purchase proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retain 60% of each risk and cede the remaining 40% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of September 30, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.75% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2013, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Deferred	$(34,995)	$(12,011)	$(53,243)	$(45,281)
Amortized	34,715	11,084	51,211	41,427

Net	$(280)	$(927)	$(2,032)	$(3,854)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average shares - basic	19,263	19,263	19,263	19,263
Effect of dilutive securities	107	14	97	4
Weighted average shares - assuming dilution	19,370	19,277	19,360	19,267

For the three months and nine months ended September 30, 2013, 779,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months and nine months ended September 30, 2012, 809,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$127	$141	$379	$422
Amortization of net loss	123	120	371	362
Expected return on plan assets	(154)	(146)	(462)	(438)
Net periodic pension cost	$96	$115	$288	$346
Contributed amount	$157	$410	$268	$711

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first nine months ended September 30, 2013 and 2012 was 23.8% and -90.0%, respectively, which varied from the statutory tax rate due in large part to significant tax exempt income.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We have engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of September 30, 2013 related to this matter.

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2013 and 2012 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2011	$(2,978)	$9,424	$6,446
Other comprehensive income (loss):
Change in net actuarial loss (see Note 15)	362	-	362
Tax effect on change in net actuarial loss	(127)	-	(127)
Net unrealized holding gains arising during the period	-	4,560	4,560
Tax effect on unrealized gains arising during the period	-	(1,596)	(1,596)
Reclassification adjustment for gains included in net realized gains	-	(2,044)	(2,044)
Tax effect on reclassification adjustment for gains included
in income tax expense	-	715	715
Other comprehensive income , net of tax	235	1,635	1,870
Balance at September 30, 2012	$(2,743)	$11,059	$8,316
Balance at December 31, 2012	$(2,954)	$10,853	$7,899
Other comprehensive income (loss):
Change in net actuarial loss (see Note 15)	371	-	371
Tax effect on change in net actuarial loss	(130)	-	(130)
Net unrealized holding gains arising during the period	-	16,243	16,243
Tax effect on unrealized gains arising during the period	-	(5,685)	(5,685)
Reclassification adjustment for gains included in net realized gains	-	(9,723)	(9,723)
Tax effect on reclassification adjustment for gains included in income tax expense	-	3,403	3,403
Other comprehensive income, net of tax	241	4,238	4,479
Balance at September 30, 2013	$(2,713)	$15,091	$12,378

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

Results of Operations

Management Overview During the three and nine months ended September 30, 2013, our total revenues were $108.6 million and $301.1 million, representing a 27% and 19% increase, respectively, from the $85.6 million and $253.2 million in total revenues for the same period of 2012.  The growth in revenue was primarily attributable to increased premium production and resulting earned premium driven largely from our Specialty Commercial Segment and our Standard Commercial Segment. Further contributing to the increase in revenue were higher net realized gains on our investment portfolio and a lower adverse profit share commission revenue adjustment in our Standard Commercial Segment. These increases in revenue were partially offset by lower net investment income and lower year to date earned premium in our Personal Segment due mostly to the impact of discontinued products and a reduction of premium written in underperforming states.

The increase in revenue for the three and nine months ended September 30, 2013 was accompanied by increased loss and loss adjustment expenses (“LAE”) of $15.3 million and $36.1 million, respectively, as compared to the same periods in 2012. During the three months ended September 30, 2013 we recorded $0.5 million of unfavorable prior year loss development. During the three months ended September 30, 2012 we recorded $2.2 million of favorable prior year loss development. During the nine months ended September 30, 2013 we recorded $8.0 million of unfavorable prior year loss development. During the nine months ended September 30, 2012 we recorded to $3.6 million of favorable development. The increase in loss and LAE occurred despite a $3.1 million decrease in catastrophe losses to $8.5 million during the nine months ended September 30, 2013 from $11.6 million reported during the same period of 2012. Other operating expenses also increased due mostly to increased production related expenses in our E&S Commercial business unit.

We reported $6.3 million net income for the three months ended September 30, 2013, as compared to $3.4 million net income for the same period during 2012. We reported net income of $4.8 million for the nine months ended September 30, 2013, which was $3.1 million higher than the $1.7 million net income reported for the nine months ended September 30, 2012.  On a diluted basis per share, we reported net income of $0.32 per share for the three months ended September 30, 2013, as compared to net income of $0.18 per share for the same period in 2012.   On a diluted basis per share, net income per share was $0.25 for the nine months ended September 30, 2013, as compared to net income per share of $0.09 for the same period during 2012.

Third Quarter 2013 as Compared to Third Quarter 2012

The following is additional business segment information for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$21,444	18,706	$83,453	62,349	$18,767	18,393	$-	-	$123,664	99,448
Ceded premiums written	(1,837)	(1,876)	(17,932)	(12,385)	(1,006)	(182)	-	-	(20,775)	(14,443)
Net premiums written	19,607	16,830	65,521	49,964	17,761	18,211	-	-	102,889	85,005
Change in unearned premiums	332	736	(7,512)	(6,396)	1,743	1,136	-	-	(5,437)	(4,524)
Net premiums earned	19,939	17,566	58,009	43,568	19,504	19,347	-	-	97,452	80,481

Total revenues	21,163	17,761	60,787	46,373	21,256	21,172	5,407	314	108,613	85,620

Losses and loss adjustment expenses	13,537	12,476	37,914	25,532	16,707	14,831	-	-	68,158	52,839

Pre-tax income (loss), net of non-controlling interest	1,163	(529)	7,564	8,287	(1,613)	(345)	2,358	(2,650)	9,472	4,763

Net loss ratio (1)	67.9%	71.0%	65.4%	58.6%	85.7%	76.7%			69.9%	65.7%
Net expense ratio (1)	32.5%	33.4%	26.8%	27.3%	25.4%	29.3%			28.9%	30.1%
Net combined ratio (1)	100.4%	104.4%	92.2%	85.9%	111.1%	106.0%			98.8%	95.8%

Favorable (Unfavorable) Prior Year Development	1,408	71	(1,405)	2,757	(534)	(651)	-	-	(531)	2,177

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.4 million for the three months ended September 30, 2013, which was $2.7 million, or 15%, more than the $18.7 million reported for the same period in 2012. Net premiums written were $19.6 million for the three months ended September 30, 2013 as compared to $16.8 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $21.2 million for the three months ended September 30, 2013 was $3.4 million more than the $17.8 million reported during the same period in 2012. This 19% increase in total revenue was mostly due to increased net premiums earned of $2.4 million and a $1.0 million lower adverse profit share commission revenue adjustment during the three months ended September 30, 2013 as compared to the same period in 2012.

Our Standard Commercial Segment reported pre-tax income of $1.2 million for the three months ended September 30, 2013 as compared to a pre-tax loss of $0.5 million for the same period of 2012. The increased revenue discussed above was the primary driver of the increased pre-tax income for the three months ended September 30, 2013, partially offset by higher loss and LAE of $1.1 million and higher operating expenses of $0.6 million consisting primarily of increased production related expenses.

The Standard Commercial Segment reported a net loss ratio of 67.9% for the three months ended September 30, 2013 as compared to 71.0% for the same period of 2012. The gross loss ratio before reinsurance for the three months ended September 30, 2013 was 62.7% as compared to the 68.1% reported for the same period of 2012. The lower gross and net loss ratios for the three months ended September 30, 2013 were the result of lower current accident year loss trends and increased favorable loss reserve development of $1.4 million as compared to favorable loss reserve development of $0.1 million during the same period of 2012, partially offset by higher catastrophe losses during the third quarter of 2013 as compared to the same period in 2012. The gross and net loss results for the three months ended September 30, 2013 and 2012 include $2.2 million and $0.6 million, respectively, of catastrophe losses.

Specialty Commercial Segment

The $60.8 million of total revenue for the three months ended September 30, 2013 was $14.4 million higher than the $46.4 million reported by the Specialty Commercial Segment for the same period in 2012. This 31% increase in revenue was primarily due to higher net premiums earned of $14.4 million largely from increased production in both our E&S Commercial and Hallmark Select business units. Higher net investment income of $0.3 million was offset by lower commission revenue of $0.3 million due primarily to unfavorable profit share commission adjustments for the three months ended September 30, 2013 as compared to the third quarter of 2012.

Pre-tax income for the Specialty Commercial Segment of $7.6 million for the third quarter of 2013 was $0.7 million lower than the $8.3 million reported for the same period in 2012. The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $12.4 million and higher operating expenses of $3.2 million, partially offset by lower amortization of intangible assets of $0.2 million, lower non-controlling interest of $0.3 million and the increased revenue discussed above. Our E&S Commercial business unit reported a $14.0 million increase in loss and LAE due primarily to increased premium production as well as unfavorable prior year loss development, partially offset by lower current accident year loss trends. Our Hallmark Select business unit reported a $0.8 million decrease in loss and LAE which consisted of (a) a $1.3 million decrease in loss and LAE due primarily to favorable prior year loss development in our aircraft and airport liability lines of business during the third quarter of 2013 as compared to unfavorable prior year loss reserve development during the third quarter of 2012, (b) a $0.1 million decrease in loss and LAE attributable to our medical professional liability insurance products, partially offset by (c) a $0.6 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business. Our Specialty Programs reported a $0.8 million decrease in loss and LAE due primarily to decreased current accident year loss trends. The increase in operating expenses for the three months ended September 30, 2013 was primarily the result of increased production related expenses of $2.7 million, increased salary and related expenses of $0.4 million and increased professional service fees of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 65.4% for the three months ended September 30, 2013 as compared to 58.6% for the same period during 2012. The gross loss ratio before reinsurance was 65.1% for the three months ended September 30, 2013 as compared to 60.3% for the same period in 2012. The higher gross and net loss ratios include $1.4 million unfavorable prior years’ loss development for the three months ended September 30, 2013 as compared to $2.8 million favorable prior years’ loss development for the same period of 2012.

Personal Segment

Gross premiums written for the Personal Segment were $18.8 million for the three months ended September 30, 2013, which was $0.4 million more than the $18.4 million reported for the same period in 2012. Net premiums written for our Personal Segment were $17.8 million in the third quarter of 2013, which was a decrease of $0.4 million from the $18.2 million reported for the same period of 2012. The decrease in net premium written was due mostly to a quota share reinsurance contract entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business.

Total revenue for the Personal Segment were $21.3 million for the third quarter of 2013, which was $0.1 million more than the $21.2 million reported for the same period of 2012. Higher earned premium of $0.2 million and higher finance charges of $0.1 million, partially offset by decreased net investment income of $0.2 million, were the primary reasons for the increase in revenue for the period.

Pre-tax loss for the Personal Segment was $1.6 million for the three months ended September 30, 2013 as compared to pre-tax loss of $0.3 million for the same period of 2012. The higher pre-tax loss was primarily the result of increased losses and LAE of $1.9 million, partially offset by (a) lower operating expenses of $0.5 million due to lower production related expenses of $0.2 million and lower salary and related expenses of $0.3 million, and (b) the higher revenue discussed above.

The Personal Segment reported a net loss ratio of 85.7% for the three months ended September 30, 2013 as compared to 76.7% for the same period during 2012. The gross loss ratio before reinsurance was 85.3% for the three months ended September 30, 2013 as compared to 77.7% for the same period in 2012. The higher gross and net loss ratio are primarily the result of higher current accident year loss trends for the three months ended September 30, 2013 as compared to the same period of 2012. The loss and LAE during the three months ended September 30, 2013 and 2012 included unfavorable prior years’ loss reserve development of $0.5 million and $0.7 million, respectively. The Personal Segment reported a net expense ratio of 25.4% for the third quarter of 2013 as compared to 29.3% for the same period of 2012. The decrease in the expense ratio was due predominately to lower operating expenses.

Corporate

Total revenue for Corporate increased by $5.1 million for the three months ended September 30, 2013 as compared to the same period the prior year. This increase in total revenue was due to higher net realized gains on our investment portfolio of $6.0 million as compared to the same period of the prior year, partially offset by lower net investment income of $0.9 million for the three months ended September 30, 2013 as compared to the same period of the prior year.

Corporate pre-tax income was $2.4 million for the three months ended September 30, 2013 as compared to a pre-tax loss of $2.7 million for the same period during 2012. The increase in pre-tax income was primarily due to the increased revenue discussed above.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

The following is additional business segment information for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$66,773	58,292	$225,120	178,690	$59,385	60,676	$-	-	$351,278	297,658
Ceded premiums written	(5,934)	(5,063)	(45,232)	(36,948)	(3,782)	(543)	-	-	(54,948)	(42,554)
Net premiums written	60,839	53,229	179,888	141,742	55,603	60,133	-	-	296,330	255,104
Change in unearned premiums	(2,763)	(2,194)	(20,302)	(19,449)	3,519	2,477	-	-	(19,546)	(19,166)
Net premiums earned	58,076	51,035	159,586	122,293	59,122	62,610	-	-	276,784	235,938

Total revenues	62,160	53,791	168,127	129,812	64,621	68,508	6,145	1,066	301,053	253,177

Losses and loss adjustment expenses	42,567	39,253	113,303	76,827	49,085	52,779	-	-	204,955	168,859

Pre-tax income (loss), net of non-controlling interest	641	(2,601)	11,828	17,193	(3,331)	(5,747)	(2,820)	(8,082)	6,318	763

Net loss ratio (1)	73.3%	76.9%	71.0%	62.8%	83.0%	84.3%			74.0%	71.6%
Net expense ratio (1)	32.6%	33.8%	27.0%	28.2%	25.7%	28.5%			29.2%	30.4%
Net combined ratio (1)	105.9%	110.7%	98.0%	91.0%	108.7%	112.8%			103.2%	102.0%

Favorable (Unfavorable) Prior Year Development	3,630	2,827	(10,062)	3,679	(1,531)	(2,937)	-	-	(7,963)	3,569

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $66.8 million for the nine months ended September 30, 2013, which was $8.5 million, or 15%, more than the $58.3 million reported for the same period in 2012. Net premiums written were $60.8 million for the nine months ended September 30, 2013 as compared to $53.2 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in both our Standard Commercial P&C and Workers Compensation business units.

Total revenue for the Standard Commercial Segment of $62.2 million for the nine months ended September 30, 2013 was $8.4 million more than the $53.8 million reported during the same period in 2012. This 16% increase in total revenue was mostly due to increased net premiums earned of $7.0 million, higher net investment income of $0.1 million and a $1.3 million lower adverse profit share commission revenue adjustment during the nine months ended September 30, 2013 as compared to the same period the prior year.

Our Standard Commercial Segment reported pre-tax income of $0.6 million for the nine months ended September 30, 2013 as compared to a pre-tax loss of $2.6 million for the same period of 2012. The increased revenue discussed above was the primary driver of the increased pre-tax income for the nine months ended September 30, 2013, partially offset by higher loss and LAE of $3.3 million and higher operating expenses of $1.9 million consisting primarily of higher production related expenses due to increased premium production.

The Standard Commercial Segment reported a net loss ratio of 73.3% for the nine months ended September 30, 2013 as compared to 76.9% for the same period in 2012. The gross loss ratio before reinsurance for the nine months ended September 30, 2013 was 68.7% as compared to the 75.4% reported for the same period of 2012. The lower gross and net loss ratios for the nine months ended September 30, 2013 were primarily the result of lower catastrophe losses coupled with increased favorable prior year loss reserve development. The gross and net loss results for the nine months ended September 30, 2013 and 2012 include catastrophe losses of $5.7 million and $9.4 million, respectively. During the nine months ended September 30, 2013 and 2012, the Standard Commercial Segment reported favorable loss reserve development of $3.6 million and $2.8 million, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $225.1 million for the nine months ended September 30, 2013, which was $46.4 million, or 26%, more than the $178.7 million reported for the same period in 2012. Net premiums written were $179.9 million for the nine months ended September 30, 2013 as compared to $141.7 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in our E&S Commercial and Hallmark Select business units.

The $168.1 million of total revenue for the Specialty Commercial Segment for the nine months ended September 30, 2013 was $38.3 million higher than the $129.8 million reported for 2012. This 30% increase in revenue was due to higher net premiums earned of $37.3 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.1 million partially offset by lower profit share commission revenue adjustment of $0.1 million for the nine months ended September 30, 2013 as compared to the same period of 2012.

Pre-tax income for the Specialty Commercial Segment of $11.8 million for the nine months ended September 30, 2013 was $5.4 million lower than the $17.2 million reported for the same period in 2012. The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $36.5 million and higher operating expenses of $7.8 million, partially offset by lower amortization of intangible assets of $0.3 million, lower non-controlling interest of $0.3 million and the increased revenue discussed above. Our E&S Commercial business unit reported a $33.6 million increase in loss and LAE due primarily to increased premium volume and $11.7 million of unfavorable prior year loss reserve development as compared to $1.1 million of favorable development during the same period of 2012. In addition, our Hallmark Select business unit reported a $3.5 million increase in loss and LAE which consisted of (a) a $1.3 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (b) a $2.1 million increase in loss and LAE primarily due to large loss volatility in our aircraft hull coverage during the first nine months of 2013, (c) a $0.1 million increase in loss and LAE attributable to our medical professional liability insurance products. Partially offsetting the increase in Specialty Commercial Segment loss and LAE was a $0.6 million decrease in loss and LAE in our Specialty Programs due primarily to lower current accident year loss trends. The increase in operating expense was the combined result of increased production related expenses of $7.0 million, higher salary and related expenses of $0.4 million, higher professional service fees of $0.2 million and higher other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 71.0% for the nine months ended September 30, 2013 as compared to 62.8% for the same period during 2012. The gross loss ratio before reinsurance was 69.4% for the nine months ended September 30, 2013 as compared to 62.0% for the same period in 2012. The higher gross and net loss ratio include $10.1 million of unfavorable prior year development for the nine months ended September 30, 2013 as compared to $3.7 million of favorable prior year development for the same period during 2012. The Specialty Commercial Segment reported a net expense ratio of 27.0% for the first nine months of 2013 as compared to 28.2% reported for the same period the prior year. The decrease in the expense ratio is due primarily to increased net earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $59.4 million for the nine months ended September 30, 2013, which was $1.3 million less than the $60.7 million reported for the same period in 2012. Net premiums written for our Personal Segment were $55.6 million in the first nine months of 2013, which was a decrease of $4.5 million, or 8%, from the $60.1 million reported for the same period of 2012. The decrease in net premium written was due mostly to exiting certain underperforming states and programs and a quota share reinsurance contract entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business.

Total revenue for the Personal Segment decreased 6% to $64.6 million for the nine months ended September 30, 2013 from $68.5 million for the same period during 2012. Lower net premiums earned of $3.5 million due to lower premium production discussed above, decreased net investment income of $0.3 million and decreased finance charges of $0.1 million were the primary reasons for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $3.3 million for the nine months ended September 30, 2013 as compared to pre-tax loss of $5.7 million for the same period of 2012. The lower pre-tax loss was primarily the result of (a) decreased losses and LAE of $3.7 million and (b) lower operating expenses of $2.6 million as a result of lower production related expenses of $1.7 million, lower salary and related expenses of $0.7 million and lower other operating expenses of $0.2 million,(c) partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 83.0% for the nine months ended September 30, 2013 as compared to 84.3% for the same period of 2012. The gross loss ratio before reinsurance was 82.5% for the nine months ended September 30, 2013 as compared to 84.7% for the same period in 2012. The lower gross and net loss ratio is primarily the result of lower current accident year loss trends as well as lower adverse prior year loss reserve development for the nine months ended September 30, 2013 as compared to the same period of 2012. The loss and LAE during the nine months ended September 30, 2013 and 2012 included unfavorable prior years’ loss reserve development of $1.5 million and $2.9 million, respectively. The Personal Segment reported a net expense ratio of 25.7% for the first nine months of 2013 as compared to 28.5% for the same period of 2012. The decrease in the expense ratio was due predominately to lower production related expenses.

Corporate

Total revenue for Corporate was $6.1 million for the nine months ended September 30, 2013 as compared to $1.1 million for the same period of 2012. Net realized gains recognized on our investment portfolio were $9.7 million for the nine months ended September 30, 2013 as compared to $1.8 million during the same period during 2012. Net investment income decreased $2.6 million for the nine months ended September 30, 2013 as compared to the same period during 2012. Other income decreased $0.2 million for the nine months ended September 30, 2013 as compared to the same period during 2012.

Corporate pre-tax loss was $2.8 million for the nine months ended September 30, 2013 as compared to an $8.1 million pre-tax loss for the same period the prior year. The decrease in pre-tax loss was the result of the increased revenue discussed above and lower operating expenses of $0.2 million due primarily to lower salary and related expenses during the nine months ended September 30, 2013 as compared to the same period the prior year.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2013, Hallmark had $6.7 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $7.7 million as of September 30, 2013. As of that date, our insurance subsidiaries held $137.3 million of unrestricted cash and cash equivalents as well as $396.6 million in debt securities with an average modified duration of 2.8 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2013, the aggregate ordinary dividend capacity of these subsidiaries is $21.0 million, of which $15.1 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend to Hallmark during the first nine months of 2013 or the 2012 fiscal year.

Comparison of September 30, 2013 to December 31, 2012

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2013 were $594.3 million compared to $530.5 million at December 31, 2012. Cash flow from operations and the acquisition of debt securities settled subsequent to September 30, 2013 were the primary reasons for this increase.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Net cash provided by our consolidated operating activities was $53.5 million for the first nine months of 2013 compared to net cash provided by operating activities of $28.2 million for the first nine months of 2012. The increase in operating cash flow was primarily due to higher collected premiums written mostly by our E&S Commercial business unit during the first nine months of 2013, partially offset by increased claim and operating expense payments.

Net cash provided by investing activities during the first nine months of 2013 was $13.0 million as compared to cash provided by investing activities during the first nine months of 2012 of $8.1 million.  The increase in cash provided by investing activities during the first nine months of 2013 was due to an increase in maturities, sales and redemptions of investment securities of $43.0 million, partially offset by an increase in purchases of debt and equity securities of $36.4 million, a $1.1 million decrease in transfers from restricted cash and an increase in purchases of property and equipment of $0.6 million.

There were no financing cash flow activities during the first nine months of 2013. Cash used in financing activities during the first nine months of 2012 was $3.1 million as a result of a $2.6 million repayment on our revolving credit facility, a $0.4 million payment of contingent consideration for the acquisition of TBIC, and a $0.1 million distribution to non-controlling interest.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of September 30, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.75% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2013, the balance of our Trust II subordinated debt was $25.8 million.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We have engaged in conversations with the Comptroller’s counsel and are waiting on the Comptroller’s position paper. At this stage, we cannot predict the course of any proceedings, the timing of any rulings or other significant events relating to such surplus lines tax audit.  Given these limitations and the inherent difficulty of projecting the outcome of regulatory disputes, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of September 30, 2013 related to this matter.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

None.

Item 5.       Other Information.

None.

Item 6.        Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).
3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).
10(a)	Eleventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 26, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 30, 2013).
31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.
32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 7, 2013	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: November 7, 2013	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

