Form 10-K
period 2013-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2014-03-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $129.9 million

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,263,457 shares of common stock, $.18 par value per share, outstanding as of March 12, 2014.

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through five business units, each of which has a specific focus. Our Standard Commercial P&C business unit primarily handles standard commercial insurance and occupational accident insurance, our Workers Compensation business unit specializes in small and middle market workers compensation business, and our E&S Commercial business unit handles primarily commercial insurance products and services in the excess and surplus lines market. Our Hallmark Select business unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance, (iii) medical professional liability insurance products and services and (iv) satellite launch insurance products. Our Hallmark Select business unit is the combination of our operations previously known as our General Aviation business unit, our Excess & Umbrella business unit, the medical professional liability business previously handled by our E&S Commercial business unit and the satellite launch insurance products previously managed at the parent level. Our Personal Lines business unit focuses on non-standard personal automobile insurance and complementary personal insurance products and services. The subsidiaries comprising our Workers Compensation business unit were acquired July 1, 2011.

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

Our Standard Commercial P&C business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C business unit currently markets its products through a network of 356 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. In addition our Standard Commercial P&C business unit offers occupational accident coverage in Texas through an underwriting agency that specializes in the occupational accident insurance market.

Our Workers Compensation business unit, which was acquired July 1, 2011, offers small and middle market workers compensation insurance products. Our Workers Compensation business unit currently markets its products through a network of 154 independent agents in Texas and Montana, with a predominate portion of its distribution in Texas.

Our E&S Commercial business unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our E&S Commercial business unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our E&S Commercial business unit primarily writes commercial automobile, general liability, commercial property and excess casualty. Our E&S Commercial business unit markets its products in 26 states through 11 wholesale brokers, a program underwriter and 77 general agency offices, as well as 188 independent retail agents in Texas and Oregon.

Our Hallmark Select business unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis ; general aviation property/casualty insurance primarily for private and small commercial aircraft and airports; satellite launch property/casualty insurance products; and medical professional liability insurance on an excess and surplus lines basis.

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Hallmark Select business unit focuses primarily on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Hallmark Select business unit markets these products through 117 wholesale brokers in 49 states.

The aircraft liability and hull insurance products underwritten by our Hallmark Select business unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our Hallmark Select business unit markets these general aviation insurance products through 192 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Hallmark Select business unit are marketed through underwriting agencies with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

The medical professional liability insurance underwritten on an excess and surplus basis by our Hallmark Select business unit focuses on healthcare professionals that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Hallmark Select business unit markets these medical professional liability insurance products through 18 wholesale brokers in 49 states.

Our Personal Lines business unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Personal Lines business unit also provides personal insurance products complementary to non-standard personal automobile insurance such as policies covering low value dwelling/homeowners, renters and manufactured homes. Our Personal Lines business unit markets these policies through 3,335 independent retail agents in 15 states.

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

Our five business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment consists of the Standard Commercial P&C business unit and the Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit and Hallmark Select business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed at the parent level. The Personal Segment presently consists solely of our Personal Lines business unit. The following table displays the gross premiums written and net premiums by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Gross Premiums Written:
Standard Commercial Segment (1)	$87,147	$77,091	$69,420
Specialty Commercial Segment	296,108	235,695	185,020
Personal Segment	76,772	77,056	100,441
Total	$460,027	$389,842	$354,881

Net Premiums Written:
Standard Commercial Segment (1)	$79,466	$70,091	$63,944
Specialty Commercial Segment	235,655	186,053	144,277
Personal Segment	45,644	76,345	95,655
Total	$360,765	$332,489	$303,876

(1)	The Workers Compensation business unit included in the Standard Commercial Segment was acquired effective July 1, 2011.

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our business units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our business units and the business units included in each reportable segment as of December 31, 2013.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C business unit and our Workers Compensation business unit. During 2013, our Standard Commercial P&C business unit accounted for approximately 90% and our Workers Compensation business unit accounted for the remaining 10% of the aggregate premiums produced by the Standard Commercial Segment.

Standard Commercial P&C business unit. Our Standard Commercial P&C business unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. The subsidiaries comprising our Standard Commercial P&C business unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial P&C business unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. In addition our Standard Commercial P&C business unit offers occupational accident coverage in Texas through an underwriting agency that is a specialist in the occupational accident insurance market. Products offered by our Standard Commercial P&C business unit include the following:

•	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.

•	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

•	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

•	Business owner’s. Business owner’s insurance provides a package of coverage designed for small to midsize businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial automobile.

•	Occupational accident. Occupational accident insurance provides an alternative to statutory workers compensation insurance in Texas. Coverage includes medical, short term disability and accidental death and dismemberment.

Our Standard Commercial P&C business unit markets its property/casualty insurance products through 356 independent agencies operating in its target markets. Our Standard Commercial P&C business unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C business unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C business unit has historically maintained excellent relationships with its producing agents, as evidenced by the 22 year average tenure of the 14 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2013. During 2013, the top ten agency groups produced approximately 37%, and no individual agency group produced more than 9%, of the total premium volume of our Standard Commercial P&C business unit.

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

Workers Compensation business unit. Our Workers Compensation business unit markets, underwrites and services workers compensation insurance in Texas and Montana. The subsidiaries comprising our Workers Compensation business unit include TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provides risk management services to customers of TBIC. The subsidiaries comprising the Workers Compensation business unit were acquired July 1, 2011.

Our Workers Compensation business unit markets its products through 154 independent agencies operating in Texas and Montana, with a predominate portion of its distribution in Texas. During 2013, the top ten agency groups produced approximately 45%, and no individual agency group produced more than 9%, of the total premium volume of our Workers Compensation business unit.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our E&S Commercial business unit and our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level. During 2013, our E&S Commercial business unit accounted for approximately 72% of the aggregate premiums produced by the Specialty Commercial Segment, with our commercial umbrella and excess liability, general aviation, medical professional liability and satellite launch insurance products handled by our Hallmark Select business unit accounting for 17%, 6%, 2% and 1%, respectively. Our Specialty Programs accounted for the remaining 2% of the premium produced by the Specialty Commercial Segment during 2013.

E&S Commercial business unit. Our E&S Commercial business unit markets, underwrites, finances and services commercial lines insurance in 26 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. The subsidiaries comprising our E&S Commercial business unit include HSU, which is a regional managing general underwriter, TGASRI which is a Texas managing general agency, and PAAC, which provides premium financing for policies marketed by HSU and certain unaffiliated general and retail agents. HSU accounts for approximately 99% of the premium volume financed by PAAC.

Our E&S Commercial business unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2013, commercial automobile, general liability and commercial property accounted for approximately 83%, 12% and 4%, respectively, of the premiums produced by our E&S Commercial business unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000. The commercial insurance products offered by our E&S Commercial business unit include the following:

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

Our E&S Commercial business unit markets its products in 26 states through 11 wholesale brokers, a program underwriter and 77 general agency offices, as well as 188 independent retail agents in Texas and Oregon. Our E&S Commercial business unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2013, general agents produced 80%, the program underwriter produced 12%, retail agents produced 5% and wholesale brokers produced 3% of total premiums produced by our E&S Commercial business unit. During 2013, the top ten general agents produced approximately 36%, the top ten wholesale brokers produced approximately 3% and no general agent produced more than 7%, of the total premium volume of our E&S Commercial business unit. During the same period, the top ten retail agents produced approximately 3%, and no retail agent produced more than 1%, of the total premium volume of our E&S Commercial business unit.

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

Hallmark Select business unit. Our Hallmark Select business unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage, general aviation property/casualty insurance primarily for private and small commercial aircraft and airports, satellite launch insurance products and medical professional liability insurance on an excess and surplus lines basis.

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Hallmark Select business unit is offered on an admitted and non-admitted basis in 49 states. Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the primary carrier’s limits of liability. The principal focus of the excess & umbrella insurance products offered is transportation, specifically trucking for hire, specialty automobile and non-fleet automobile coverage. The Hallmark Select business unit also provides umbrella and excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service. The majority of the excess & umbrella and general liability insurance policies written by our Hallmark Select business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy. Our excess & umbrella insurance and general liability insurance products are offered through 117 wholesale brokers. During 2013, the top ten wholesale brokers accounted for 52% of our excess & umbrella and general liability premium volume, with no single wholesale broker accounting for more than 16%. During 2013, commercial excess liability risks accounted for 94% of the premiums, with the remaining 6% coming from commercial umbrella and general liability risks. The commercial excess & umbrella and general liability insurance products offered by our Hallmark Select business unit include the following:

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

In states where we are not admitted, our excess & umbrella and general liability insurance policies are written under a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of the risk to third party reinsurers. We presently reinsure or retrocede 80% of the excess & umbrella and general liability risk on policies written by our Hallmark Select business unit.

Our Hallmark Select business unit markets, underwrites and services general aviation property/casualty insurance in 48 states. The subsidiaries marketing our general aviation insurance products include Aerospace Insurance Managers, which markets standard aviation coverages, ASRI, which markets excess and surplus lines aviation coverages, and ACMG, which handles claims management. Aerospace Insurance Managers is one of only a few similar entities in the U.S. and has focused on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. In addition, our Hallmark Select business unit offers satellite launch property/casualty policies marketed through underwriting agencies with technical knowledge of space insurance. The general aviation and satellite launch products offered by our Hallmark Select business unit include the following:

•	Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.

•	Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.

•	Satellite. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

Our Hallmark Select business unit distributes its general aviation insurance products through 192 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Hallmark Select business unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2013, the top ten independent specialty brokers produced approximately 31%, and no broker produced more than 6%, of the total general aviation premium volume of our Hallmark Select business unit. Our Hallmark Select business unit independently develops, underwrites and prices each general aviation coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with approximately 91% of the aircraft written in 2013 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2013 was approximately $157,000. All general aviation policies produced by our Hallmark Select business unit are written through our insurance company subsidiaries.

Our Hallmark Select business unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities. Our Hallmark Select business unit distributes its medical professional liability insurance products through 18 wholesale brokers in 49 states.

Specialty Programs. Our Specialty Programs consist of fronting and agency arrangements which are managed at the parent level. The Specialty Programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company.

Personal Segment / Personal Lines Business Unit

The Personal Segment of our business presently consists solely of our Personal Lines business unit. Our Personal Lines business unit markets and services non-standard personal automobile policies and low value dwelling/homeowners, renters and manufactured homes in 15 states. We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Personal Lines business unit include the following:

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

Our Personal Lines business unit markets its products through 3,335 independent retail agents operating in its target geographic markets. Non-standard automobile represented 88% of the premiums produced during 2013. Our Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2013, the top ten independent agency groups produced approximately 36%, and no individual agency group produced more than 16%, of the total premium volume of our Personal Lines business unit.

During 2013, personal automobile liability coverage accounted for approximately 85% and personal automobile physical damage coverage accounted for the remaining 15% of the total non-standard automobile premiums produced by our Personal Lines business unit. Our most common policy term is a six month policy. We do offer additional terms of one-, two-, three and twelve-month policies in certain markets. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Our Personal Lines business unit markets its products in 15 states directly for HIC, AHIC and HNIC. In Texas, our Personal Lines business unit also markets its policies through reinsurance arrangements with unaffiliated companies. We provide non-standard personal automobile coverage in Texas through a reinsurance arrangement with Old American County Mutual Fire Insurance Company (“OACM”) pursuant to which American Hallmark General Agency, Inc. holds a managing general agency appointment from OACM to manage the sale and servicing of OACM policies. HIC reinsures 100% of the OACM policies produced by American Hallmark General Agency, Inc. under these reinsurance arrangements. During the third quarter of 2009, HCM began fronting a portion of the business previously written through OACM.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•	Specialized market knowledge and underwriting expertise. All of our business units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Personal Lines business unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our Standard Commercial P&C business unit and Workers Compensation business unit have significant underwriting experience in their target markets for standard commercial property/casualty insurance products. In addition, our E&S Commercial business unit and Hallmark Select business unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

•	Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.

•	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions at the business unit level allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the independent agents who sell our policies. We also believe our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.

•	Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our business units have strong management teams, with an average of more than 20 years of insurance industry experience for the heads of our business units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

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

Except for the products of our Hallmark Select business unit, the distribution of property/casualty insurance products by our business units is geographically concentrated. For the twelve months ended December 31, 2013, five states accounted for approximately 67% of the gross premiums retained by our insurance company subsidiaries.

The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2013.

	Standard	Specialty
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
	(dollars in thousands)

Texas	$37,881	$171,308	$28,726	$237,915	51.7%
Louisiana	-	22,798	-	22,798	5.0%
Arizona	-	1,126	15,049	16,175	3.5%
Oregon	14,320	560	(7)	14,873	3.2%
New Mexico	8,923	816	4,927	14,666	3.2%
All other states	26,023	99,500	28,077	153,600	33.4%
Total gross premiums written	$87,147	$296,108	$76,772	$460,027
Percent of total	18.9%	64.4%	16.7%	100.0%

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

	Year Ended December 31,
	2013	2012	2011
Gross premiums written	$460,027	$389,842	$354,881

Statutory loss & LAE ratio	72.2%	72.0%	82.8%
Statutory expense ratio	34.7%	33.5%	32.8%
Statutory combined ratio	106.9%	105.5%	115.6%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2013, 2012 and 2011, our consolidated premium-to-surplus ratios were 184%, 188% and 176%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2013, our business units had a total of 91 claims managers, supervisors and adjusters with an average experience of approximately 12 years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2013, 2012 and 2011, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2013, 2012 and 2011.

	As of and for Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$263,832	$254,901	$213,723

Acquisition of subsidiaries effective July 1	-	-	8,816

Provision for losses and LAE for claims occurring in the current period	251,391	230,089	222,869

Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	9,954	(3,675)	16,366

Payments for losses and LAE, net of reinsurance:
Current period	(101,897)	(107,945)	(101,025)
Prior periods	(110,812)	(109,538)	(105,848)

Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	312,468	263,832	254,901

Reinsurance recoverable on unpaid losses and LAE at December 31	70,172	49,584	42,044

Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$382,640	$313,416	$296,945

The $10.0 million unfavorable development, $3.7 million favorable development and $16.4 million unfavorable development in prior accident years recognized in 2013, 2012 and 2011, respectively, represent normal changes in our loss reserve estimates. In 2013 and 2011, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2012, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $10.0 million increase in reserves for unpaid losses and LAE recognized in 2013 was attributable to $5.0 million unfavorable development on claims incurred in the 2012 accident year, $1.7 million unfavorable development on claims incurred in the 2011 accident year and $3.3 million unfavorable development on claims incurred in the 2010 and prior accident years. Our E&S Commercial business unit and Personal Lines business unit accounted for $16.0 million and $1.8 million of the increase in reserves recognized during 2013. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto liability line of business. The increase in reserves for our Personal Lines business unit was primarily related to personal auto in the 2012 accident year. These unfavorable developments were partially offset by favorable prior years’ loss development of $3.7 million in our Standard Commercial P&C business unit, $2.6 million in our Hallmark Select business unit and $1.5 million in our Workers Compensation business unit. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to commercial auto and general liability line of business. The decrease in reserves for our Hallmark Select business unit was driven by $2.3 million of favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by $0.1 million unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. Further contributing to the decrease in reserves for our Hallmark Select business unit was $0.4 million of favorable claims development in our excess & umbrella lines of business. The decrease in reserves for our Workers Compensation business unit was related to the 2012 and 2011 accident years.

The $3.7 million decrease in reserves for unpaid losses and LAE recognized in 2012 was attributable to $0.4 million favorable development on claims incurred in the 2011 accident year, $0.8 million favorable development on claims incurred in the 2010 accident year and $2.5 million favorable development on claims incurred in the 2009 and prior accident years. Our Standard Commercial P&C business unit, Hallmark Select business unit and E&S Commercial business unit accounted for $3.7 million, $3.3 million and $0.3 million, respectively, of the decrease in reserves recognized during 2012. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to commercial auto, commercial property and general liability lines of business. The decrease in reserves for our Hallmark Select business unit was primarily related to our aircraft liability lines of business. The decrease in reserves for our E&S Commercial business unit was primarily related to general liability. These favorable developments were partially offset by unfavorable prior years’ loss development of $3.6 million in our Personal Lines business unit related to auto liability claims spread throughout various states and our low value dwelling/homeowners line of business.

The $16.4 million increase in reserves for unpaid losses and LAE recognized in 2011 was attributable to $15.0 million unfavorable development on claims incurred in the 2010 accident year, $3.6 million unfavorable development on claims incurred in the 2009 accident year and $2.2 million favorable development on claims incurred in the 2008 and prior accident years. Our Personal Lines business unit and E&S Commercial business unit accounted for $19.6 million and $3.7 million, respectively, of the increase in reserves recognized during 2011. The $19.6 million increase in reserves during 2011 for our Personal Lines business unit includes $10.3 million which was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida, the complexity related to Florida personal injury protection coverage claims and the high incidence of fraudulent claims in that market. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to rapid geographic expansion. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto and physical damage and general liability lines of business. These unfavorable developments were partially offset by favorable prior years’ loss development of $6.1 million in our Hallmark Select business unit related to our aircraft liability lines of business and $0.8 million in our Standard Commercial P&C business unit primarily related to our commercial property lines of business.

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2003 through 2013. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/ (Deficiency) (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

As of and for Year Ended December 31

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(dollars in thousands)
A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$21,197	$17,700	$25,997	$72,801	$120,849	$150,025	$176,250	$213,723	$254,901	$263,832	$312,468

B. Net reserve re-estimated as of:
One year later	20,003	15,300	24,820	66,387	119,034	151,645	185,440	230,089	251,226	273,786
Two years later	19,065	15,473	24,903	68,490	118,646	155,155	183,689	226,856	256,198
Three years later	19,698	13,962	23,144	68,809	120,444	154,738	181,268	230,145
Four years later	18,551	14,166	23,455	69,847	119,771	155,520	185,848
Five years later	18,769	13,163	24,425	71,879	123,949	158,842
Six years later	17,784	17,857	25,403	78,396	128,006
Seven years later	18,521	17,597	30,704	79,939
Eight years later	18,297	17,605	32,395
Nine years later	18,312	18,108
Ten years later	18,601

C. Net cumulative redundancy (deficiency)	2,596	(408)	(6,398)	(7,138)	(7,157)	(8,817)	(9,598)	(16,422)	(1,297)	(9,954)

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	12,217	8,073	16,721	30,061	50,458	64,810	73,647	105,848	109,538	110,812
Two years later	15,814	12,004	22,990	46,860	78,314	95,385	121,222	156,176	163,803
Three years later	18,162	13,113	24,562	58,322	93,286	120,133	146,956	188,044
Four years later	17,997	13,750	27,231	65,084	105,251	131,912	162,704
Five years later	18,415	13,102	28,833	71,082	112,029	140,618
Six years later	17,735	17,498	30,367	75,225	118,171
Seven years later	18,083	17,557	31,058	75,141
Eight years later	18,120	17,551	33,171
Nine years later	18,115	17,915
Ten years later	18,601

Net reserve-December 31	21,197	17,700	25,997	72,801	120,849	150,025	176,250	213,723	254,901	263,832	312,468
Reinsurance recoverables	7,259	1,948	324	4,763	4,489	6,338	8,412	37,954	42,044	49,584	70,172
Gross reserve-December 31	28,456	19,648	26,321	77,564	125,338	156,363	184,662	251,677	296,945	313,416	382,640

Net re-estimated reserve	18,601	18,108	32,395	79,939	128,006	158,842	185,848	230,145	256,198	273,786
Re-estimated reinsurance recoverable	4,419	1,050	1,776	6,702	7,919	7,443	7,195	37,582	43,277	49,084
Gross re-estimated reserve	23,020	19,158	34,171	86,641	135,925	166,285	193,043	267,727	299,475	322,870

Gross cumulative redundancy (deficiency)	$5,436	$490	$(7,850)	$(9,077)	$(10,587)	$(9,922))	$(8,381)	$(16,050)	$(2,530)	$(9,454)

Reinsurance

We reinsure a portion of the risk we underwrite in order to control our exposure to losses and to protect our capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Our reinsurance facilities are subject to annual renewal. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2013 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31,
	2013	2012	2011

Gross premiums written	$460,027	$389,842	$354,881
Ceded premiums written	(99,262)	(57,353)	(51,005)
Net premiums written	$360,765	$332,489	$303,876

Gross premiums earned	$437,226	$373,849	$350,080
Ceded premiums earned	(76,685)	(54,413)	(57,039)
Net premiums earned	$360,541	$319,436	$293,041

Reinsurance recoveries	$45,456	$29,014	$32,941

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. Effective July 1, 2013, the terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $6.0 million retention up to $29.0 million for each catastrophic occurrence, subject to an aggregate limit of $58.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. Effective July 1, 2013, the terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. Effective July 1, 2013, the terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. Effective July 1, 2013 we purchased proportional reinsurance where we cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of occupational accident reinsurance are:
o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. Effective February 1, 2013 we purchased proportional reinsurance where we cede 60% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit.

•	Personal Auto. Effective October 1, 2013 we purchased proportional reinsurance where we cede 90% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owner’s risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owner’s risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	Professional Liability. Effective June 1, 2013, we purchased proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retain 60% of each risk and cede the remaining 40% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2013, we had total invested assets of $461.3 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2013 would decrease by approximately $12.2 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$43,875	10.7%	3.8%	$81,547	20.3%	4.6%
Collateralized corporate bank loans	102,178	24.9%	4.0%	106,371	26.5%	4.8%
Municipal bonds	157,552	38.4%	5.0%	163,732	40.8%	5.1%
US Treasury securities and
obligations of U.S. Government	78,753	19.2%	0.5%	40,061	10.0%	0.3%
Mortgage backed	27,737	6.8%	2.7%	9,724	2.4%	2.9%

Total	$410,095	100.0%	3.6%	$401,435	100.0%	4.4%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was A- at December 31, 2013. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2013 and 2012:

	As of	As of
	December 31, 2013	December 31, 2012
Rating:
"AAA"	0.9%	1.1%
"AA"	33.7%	17.9%
"A"	22.4%	18.1%
"BBB"	18.9%	37.1%
"BB"	18.6%	19.8%
"B"	4.5%	3.0%
"CCC"	0.7%	0.1%
"NR"	0.3%	2.9%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$71,969	17.6%	$68,739	17.1%
One to five years	163,006	39.7%	169,811	42.3%
Five to ten years	108,761	26.5%	102,770	25.6%
More than ten years	38,622	9.4%	50,391	12.6%
Mortgage-backed	27,737	6.8%	9,724	2.4%
Total	$410,095	100.0%	$401,435	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2013, 11% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. The following table details the net unrealized gain balance by invested asset category as of December 31, 2013.

Net Unrealized
Gain Balance
Category	(in thousands)
Corporate bonds	$929
Collateralized corporate bank loans	125
Municipal bonds	602
Equity securities	26,328
U.S. Treasury securities and obligations of U.S. Government	(141)
Mortgage-backed	(47)
Total	$27,796

As part of our overall investment strategy, we also maintain an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash.

Technology

The majority of our technology systems are based on products licensed from insurance-specific technology vendors that have been substantially customized to meet the unique needs of our various business units. Our technology systems primarily consist of integrated central processing computers, a series of server-based computer networks and various communications systems that allow our various operations to share systems solutions and communicate to the corporate office in a timely, secure and consistent manner. We maintain backup facilities and systems through a contract with a leading provider of computer disaster recovery services. Each business unit bears the information services expenses specific to its operations as well as a portion of the corporate services expenses. Increases to vendor license and service fees are capped per annum.

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,196 property/casualty insurance companies and 2,135 property/casualty insurance groups operating in North America as of July 16, 2013. Our Standard Commercial P&C business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. The primary competition for the occupational accident insurance product offered by our Standard Commercial P&C unit includes such carriers as Great American Insurance Group, One Beacon Insurance Company, North American Insurance Company and Service Lloyds. The primary competition for our Workers Compensation business unit includes such carriers as Texas Mutual Insurance Company, Service Lloyds Insurance Company, Employers Insurance Company, The Hartford Financial Services Group and FirstComp Insurance Company. The primary competition for our E&S Commercial business unit includes such carriers as Accident Insurance Company, Atlantic Casualty Insurance Company, National Casualty, National Liability & Fire Insurance Company, Northland Insurance Company, Scottsdale Insurance Company, Spirit Commercial Auto Risk Retention Group and Lloyds of London. Our Hallmark Select business unit considers its primary competition for our excess & umbrella and general liability insurance products to include such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, XL Specialty Insurance, W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. The primary competitors for our general aviation insurance products produced by our Hallmark Select business unit are Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group , Global Aerospace and Allianz Aviation Managers. The primary competition for the medical professional liability insurance products produced by our Hallmark Select business unit are Admiral Insurance Company, Catlin Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, Lexington Insurance Company, ProAssurance Corporation, RSUI Group and TDC Companies. Although our Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC, domiciled in Arizona, may pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Arizona Department of Insurance, HIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net investment income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. HNIC, domiciled in Ohio, may only pay dividends out of that part of its available surplus funds that is derived from earned surplus to shareholders. Without prior written approval from the Ohio Department of Insurance, HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31. As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2013, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2013, we employed 376 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2013 unpaid losses and LAE would have produced a $3.8 million change to pretax earnings. Our gross loss and LAE reserves totaled $382.6 million at December 31, 2013. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $312.5 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,196 property/casualty insurance companies and 2,135 property/casualty insurance groups operating in North America as of July 16, 2013. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2013, we had a total of $121.8 million due us from reinsurers, including $76.8 million of recoverables from losses and $45.0 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2013 was $13.5 million reinsurance and premium recoverable from Partner Reinsurance Company of the United States. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2014 by our insurance company subsidiaries is $15.6 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2013, 89% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 12% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2013 was $410.1 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $12.2 million as of December 31, 2013. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 76% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2013 Hallmark had $0.3 million exposed in its investment portfolio to sub-prime mortgages and $27.7 million total exposure in mortgage-backed securities. Future changes in the fair value of our available-for-sale securities will be reflected in other comprehensive income.

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

The following states accounted for 67% of our gross written premiums for 2013: Texas (52%), Louisiana (5%), Arizona (4%), Oregon (3%) and New Mexico (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

The exclusions and limitations in our policies may not be enforceable.

Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and Standard Commercial P&C business unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $47,505 per month pursuant to a lease which expires June 30, 2022.

Our Workers Compensation business unit is presently located at 11612 Bee Caves Road, Austin, Texas. The suite is located in a low-rise office building and contains 8,373 square feet of space of which 1,037 square feet is sub-leased. The gross rent is currently $17,269 per month pursuant to a lease which expires October 31, 2017.

Our E&S Commercial business unit is presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $32,632 per month pursuant to a lease that expires November 30, 2020.

Our Hallmark Select business unit is located at 15280 Addison Road, Suites 250 and 260, Addison, Texas. The suites are located in a low-rise office building and contain an aggregate of 12,277 square feet of space. The rent is currently $14,834 per month pursuant to a lease that expires July 31, 2018. Our Hallmark Select business unit also maintains a branch office in Glendale, California. Rent on the suite is currently $2,500 per month pursuant to a lease which expires July 31, 2015. Our Hallmark Select business unit also maintains a small office in Chicago, Illinois, the fixed rent on which is currently $8,265 per month under a lease that expires April 30, 2017.

Our Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $28,611 per month pursuant to a lease that expires January 31, 2016.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. During the past year we have been engaged in conversations with the Comptroller’s counsel. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2013 related to this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2012.

Period	High Sale	Low Sale
Year Ended December 31, 2013:
First quarter	$9.67	$8.36
Second quarter	9.40	8.03
Third quarter	10.03	8.18
Fourth quarter	9.52	8.05
Year Ended December 31, 2012:
First quarter	$8.09	$6.57
Second quarter	8.30	6.95
Third quarter	8.32	7.29
Fourth quarter	9.71	6.71

Holders

As of March 5, 2014, there were 1,866 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC are limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31, without prior written approval from the Ohio Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. As a county mutual, dividends from HCM are payable to policyholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2013.

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans [excluding securities
Plan Category	rights	warrants and rights	reflected in column (a)](1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,387,489	$9.66	241,401
Equity compensation plans not approved by security holders	-	-	-
Total	1,387,489	$9.66	241,401

(1) Securities remaining available for future issuance are net of a maximum of 355,277 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria.  See Note 13 to the audited consolidated financial statements included in this report.

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of 2013.

Performance Graph

The following graph compares the five year cumulative total return provided shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Insurance Index, and the S&P Property & Casualty Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hallmark Financial Services, Inc., the NASDAQ Composite Index,

the S&P Property & Casualty Insurance Index, and the NASDAQ Insurance Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)

Statement of Operations Data:
Gross premiums written	$460,027	$389,842	$354,881	$320,973	$287,558
Ceded premiums written	(99,262)	(57,353)	(51,005)	(39,332)	(25,818)
Net premiums written	360,765	332,489	303,876	281,641	261,740
Change in unearned premiums	(224)	(13,053)	(10,835)	(3,370)	(10,668)
Net premiums earned	360,541	319,436	293,041	278,271	251,072

Investment income, net of expenses	12,884	15,293	15,880	14,849	14,947
Realized gains	10,540	1,943	3,633	8,402	3,032
Finance charges	5,830	5,957	6,826	7,054	5,874
Commission and fees	(487)	(1,145)	3,175	(1,575)	12,011
Other income	120	316	216	59	103
Total revenues	389,428	341,800	322,771	307,060	287,039

Loss and loss adjustment expenses	261,345	226,414	239,235	202,544	153,619
Other operating costs and expenses	109,289	103,792	95,106	87,882	92,233
Interest expense	4,599	4,634	4,631	4,598	4,602
Amortization of intangible assets	3,115	3,586	3,586	3,665	3,328
Total expenses	378,348	338,426	342,558	298,689	253,782

Income (loss) before tax	11,080	3,374	(19,787)	8,371	33,257
Income tax expense (benefit)	2,835	(474)	(8,954)	863	8,630
Net income (loss)	8,245	3,848	(10,833)	7,508	24,627
Less: Net income attributable to non-controlling interest	-	324	58	105	52

Net income (loss) attributable to Hallmark Financial Services, Inc.	8,245	3,524	(10,891)	7,403	24,575

Net income (loss) per share attributable to
Hallmark Financial Services, Inc. common stockholders:
Basic	$0.43	$0.18	$(0.55)	$0.37	$1.19
Diluted	$0.43	$0.18	$(0.55)	$0.37	$1.19

	As of December 31, 2013
Balance Sheet Items:	2013	2012	2011	2010	2009
Total investments	$461,325	$445,360	$424,628	$432,441	$327,677
Total assets	$909,023	$790,468	$746,059	$736,557	$628,869
Reserves for unpaid loss and loss adjustment expenses	$382,640	$313,416	$296,945	$251,677	$184,662
Unearned premiums	$185,303	$162,502	$146,104	$140,965	$125,089
Total liabilities	$670,905	$569,931	$529,203	$499,919	$401,228
Total stockholders' equity	$238,118	$220,537	$215,572	$235,278	$226,517

Book value per share	$12.36	$11.45	$11.19	$11.69	$11.26

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

Our insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit. Our Standard Commercial P&C business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries. The Workers Compensation business unit was acquired July 1, 2011.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, satellite launch, commercial umbrella and excess liability and medical professional liability insurance products and services handled by our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level. Our E&S Commercial business unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Hallmark Select business unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto insurance products and services handled by our Personal Lines business unit that is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by our American Hallmark Insurance Company of Texas, Hallmark Specialty Insurance Company, Hallmark Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company insurance subsidiaries. In addition, control and management of Hallmark County Mutual is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

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

Impairment of investments. We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2013 and 2012, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1 ) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the Hallmark Select business unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2013 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Standard Commercial P&C business unit - $2.1 million; E&S Commercial business unit - $19.9 million; Hallmark Select business unit- $17.4 million (comprised of $7.7 million for the excess & umbrella component and $9.7 million for the general aviation and satellite component); and Personal Lines business unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2013 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium pricing environment across most of our lines of business that began in 2012 and continued throughout 2013. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our business units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2013. However, a 18% decline in the fair value of our Standard Commercial P&C business unit, a 11% decline in the fair value of our E&S Commercial business unit, a 6% decline in the fair value of our Personal Lines business unit, a 53% decline in the fair value of our excess & umbrella component or a 11% decline in the fair value of our general aviation and satellite component would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2013. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our business units in connection with our goodwill impairment testing. We believe the current market displacement caused by global financial market conditions, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2013. Through December 31, 2013, there were no indicators of impairment.

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

Deferred income tax assets and liabilities. We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. A valuation allowance is provided against our deferred tax assets to the extent that we do not believe it is more likely than not that future taxable income will be adequate to realize these future tax benefits.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2013 reserves for unpaid losses and LAE would have produced a $3.8 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2013 was $337.7 million to $388.6 million. Our best estimate of unpaid losses and LAE as of December 31, 2013 is $382.6 million. Our carried reserve for unpaid losses and LAE as of December 31, 2013 is comprised of $189.2 million in case reserves and $193.4 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE, which is approximately $19.5 million higher than the midpoint or 98.5% of the high end of the actuarial range at December 31, 2013 as compared to $18.7 million above the midpoint or 97.1% of the high end of the actuarial range at December 31, 2012. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/01	7/1/02	7/1/03	7/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2013	63.5%	64.5%	60.9%	63.7%
Effect of actual 5.0% above estimated loss ratio at December 31, 2013	-	-	$(3,360)	$(3,790)
Effect of actual 5.0% below estimated loss ratio at December 31, 2013	$1,850	$3,055	$2,667	$3,790

The following table details the profit sharing commission revenue sensitivity of the E&S Commercial business unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/06	1/1/07	1/1/08
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2013	58.6%	63.2%	59.0%
Effect of actual 5.0% above estimated loss ratio at December 31, 2013	$(3,096)	$(860)	$(1,618)
Effect of actual 5.0% below estimated loss ratio at December 31, 2013	$2,854	$2,351	$1,626

Results of Operations

Comparison of Years ended December 31, 2013 and December 31, 2012

Management overview. During fiscal 2013, our total revenues were $389.4 million, representing an approximately 14% increase over the $341.8 million in total revenues for fiscal 2012. The growth in revenue was primarily attributable to increased premium production and resulting earned premium driven largely from our Specialty Commercial Segment and our Standard Commercial Segment. Further contributing to the increase in revenue were higher net realized gains on our investment portfolio and a lower adverse profit share commission revenue adjustment in our Standard Commercial Segment. These increases in revenue were partially offset by lower net investment income and lower year to date earned premium in our Personal Segment due mostly to the impact of discontinued products and a reduction of premium written in underperforming states.

The increase in revenue for the year ended December 31, 2013 was accompanied by increased loss and LAE of $34.9 million as compared to the same period of 2012. During the twelve months ended December 31, 2013 we recorded $10.0 million of unfavorable prior year loss development. During the twelve months ended December 31, 2012 we recorded $3.7 million of favorable prior year loss development. The increase in loss and LAE occurred despite a $1.5 million decrease in catastrophe losses to $10.2 million during the year ended December 31, 2013 from $11.7 million reported for the same period of 2012. Other operating expenses also increased due mostly to increased production related expenses in our E&S Commercial business unit.

We reported net income of $8.2 million for the year ended December 31, 2013, as compared to net income of $3.5 million for the year ended December 31, 2012. On a diluted per share basis, net income attributable to Hallmark was $0.43 per share for fiscal 2013 as compared to net income of $0.18 per share for fiscal 2012.

Segment information

The following is additional business segment information for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	Standard		Specialty
	Commercial		Commercial		Personal
	Segment		Segment		Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$87,147	$77,091	$296,108	$235,695	$76,772	$77,056	$-	$-	$460,027	$389,842
Ceded premiums written	(7,681)	(7,000)	(60,453)	(49,642)	(31,128)	(711)	-	-	(99,262)	(57,353)
Net premiums written	79,466	70,091	235,655	186,053	45,644	76,345	-	-	360,765	332,489
Change in unearned premiums	(1,290)	(936)	(17,090)	(17,223)	18,156	5,106	-	-	(224)	(13,053)
Net premiums earned	78,176	69,155	218,565	168,830	63,800	81,451	-	-	360,541	319,436

Total revenues	83,306	73,119	229,734	178,917	71,081	89,149	5,307	615	389,428	341,800

Losses and loss adjustment expenses	56,143	52,828	152,546	103,980	52,656	69,606	-	-	261,345	226,414

Pre-tax income (loss), net of non-controlling interest	1,980	(2,486)	19,527	25,932	(3,416)	(8,535)	(7,011)	(11,861)	11,080	3,050

Net loss ratio (1)	71.8%	76.4%	69.8%	61.6%	82.5%	85.5%			72.5%	70.9%
Net expense ratio (1)	32.2%	33.2%	26.6%	28.3%	26.7%	28.5%			29.2%	30.8%
Net combined ratio (1)	104.0%	109.6%	96.4%	89.9%	109.2%	114.0%			101.7%	101.7%

Favorable (Unfavorable) Prior Year Development	5,235	3,744	(13,381)	3,577	(1,808)	(3,646)	-	-	(9,954)	3,675

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $87.1 million for the year ended December 31, 2013, which was $10.0 million, or approximately 13%, more than the $77.1 million reported for the same period in 2012. Net premiums written were $79.5 million for the year ended December 31, 2013 as compared to $70.1 million reported for the same period in 2012. The increase in premium volume was primarily due to increased premium production in both our Standard Commercial P&C and Workers Compensation business units.

Total revenue for the Standard Commercial Segment of $83.3 million for the year ended December 31, 2013 was $10.2 million more than the $73.1 million reported during the year ended December 31, 2012. This increase in total revenue was the result of increased net earned premiums of $9.0 million, higher net investment income of $0.1 million and a $1.1 million lower adverse profit share commission revenue adjustment during the year ended December 31, 2013 as compared to the same period during 2012.

Our Standard Commercial Segment reported pre-tax income was $2.0 million for the year ended December 31, 2013 as compared to a pre-tax loss of $2.5 million for the same period of 2012. The increased revenue discussed above was the primary driver of the increased pre-tax income for the year ended December 31, 2013, partially offset by higher loss and LAE of $3.3 million and higher operating expenses of $2.4 million consisting primarily of higher production related expenses due to increased premium production.

The net loss ratio for the year ended December 31, 2013 was 71.8% as compared to the 76.4% reported for 2012. The gross loss ratio before reinsurance was 67.8% for the year ended December 31, 2013 as compared to 74.8% for the prior year. The lower gross and net loss ratios for the year ended December 31, 2013 were aided by lower catastrophe losses coupled with increased favorable prior year loss reserve development. The net loss ratios for the years ended December 31, 2013 and 2012 included catastrophe losses of $6.0 million and $9.5 million, respectively. During the years ended December 31, 2013 and 2012, the Standard Commercial Segment reported favorable loss reserve development of $5.2 million and $3.7 million, respectively. The Standard Commercial Segment reported a net expense ratio of 32.2% for the year ended December 31, 2013 as compared to 33.2% reported for the same period the prior year. The decrease in net expense ratio was due primarily to the increased premium volume.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $296.1 million for the year ended December 31, 2013, which was $60.4 million, or 26%, more than the $235.7 million reported for the same period in 2012. Net premiums written were $235.7 million for the year ended December 31, 2013 as compared to $186.1 million reported for the same period in 2012. The increase in premium volume was due to increased premium production in both our E&S Commercial and Hallmark Select business units.

The $229.7 million of total revenue for the year ended December 31, 2013 was $50.8 million higher than the $178.9 million reported for 2012. This 28% increase in revenue was due to higher net premiums earned of $49.7 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.6 million partially offset by lower profit share commission revenue adjustment of $0.5 million for the year ended December 31, 2013 as compared to the same period of 2012.

Pre-tax income for the Specialty Commercial Segment of $19.5 million for the year ended December 31, 2013 was $6.4 million lower than the $25.9 million reported for the same period in 2012. The decrease in pre-tax income was primarily due to higher loss and LAE expenses of $48.6 million and higher operating expenses of $9.4 million, partially offset by lower amortization of intangible assets of $0.5 million, lower non-controlling interest of $0.3 million and the increased revenue discussed above. Our E&S Commercial business unit reported a $45.7 million increase in loss and LAE due primarily to increased premium volume and $16.0 million of unfavorable prior year loss reserve development as compared to $0.3 million of favorable development during the same period of 2012. In addition, our Hallmark Select business unit reported a $2.9 million increase in loss and LAE which consisted of (a) a $1.4 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (b) a $2.5 million increase in loss and LAE primarily due to large loss volatility in our aircraft hull coverage during fiscal 2013, (c) a $0.3 million increase in loss and LAE attributable to our medical professional liability insurance products and (d) a $1.3 million decrease in loss and LAE in our satellite insurance products due primarily to decreased premium volume as well as lower current accident year loss trends. The increase in operating expense was the combined result of increased production related expenses of $8.7 million, higher salary and related expenses of $0.4 million, higher professional service fees of $0.5 million partially offset by lower other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 69.8% for the year ended December 31, 2013 as compared to 61.6% for the same period during 2012. The gross loss ratio before reinsurance was 68.5% for the year ended December 31, 2013 as compared to 61.1% for the same period in 2012. The higher gross and net loss ratio included $13.4 million of unfavorable prior year loss reserve development for the year ended December 31, 2013 as compared to $3.6 million of favorable prior year loss reserve development for the same period during 2012. The Specialty Commercial Segment reported a net expense ratio of 26.6% for the year ended December 31, 2013 as compared to 28.3% reported for the same period the prior year. The decrease in the net expense ratio was due primarily to increased net premium volume.

Personal Segment.

Gross premiums written for the Personal Segment were $76.8 million for the year ended December 31, 2013, which was $0.3 million less than the $77.1 million reported for the same period in 2012. Net premiums written for our Personal Segment were $45.6 million in the year ended December 31, 2013, which was a decrease of $30.7 million, or 40%, from the $76.3 million reported for the same period of 2012. The decrease in net premium written was due mostly to exiting certain underperforming states and programs and quota share reinsurance contracts entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business and during the fourth quarter of 2013 on our non- standard automobile risks produced in certain states.

Total revenue for the Personal Segment decreased 20% to $71.1 million for the year ended December 31, 2013 from $89.1 million the prior year. Lower net premiums earned of $17.7 million and lower net investment income of $0.4 million, partially offset by higher other income of $0.1 million, were the primary reason for the decrease in revenue for the period.

Our Personal Segment reported a pre-tax loss of $3.4 million for the year ended December 31, 2013 as compared to a pre-tax loss of $8.5 million for the same period of 2012. The lower pre-tax loss was the result of lower losses and LAE of $16.9 million and lower operating expenses of $6.2 million, primarily due to lower production related expenses driven by increased ceding commission on the quota share agreements entered into during 2013. The decline in pre-tax loss was partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 82.5% for the year ended December 31, 2013 as compared to 85.5% for 2012. The gross loss ratio before reinsurance was 80.6% for the year ended December 31, 2013 as compared to 85.6% for the same period in 2012. The lower gross and net loss ratio were primarily the result of lower current accident year loss trends as well as lower unfavorable prior year loss reserve development for the year ended December 31, 2013 as compared to the same period of 2012. Loss and LAE during the years ended December 31, 2013 and 2012 included unfavorable prior years’ loss reserve development of $1.8 million and $3.6 million, respectively. The Personal Segment reported a net expense ratio of 26.7% for the year ended December 31, 2013 as compared to 28.5% for the same period of 2012. The decrease in the expense ratio was due predominately to lower production related expenses.

Corporate.

Total revenue for Corporate was $5.3 million for the year ended December 31, 2013 as compared to $0.6 million for the same period of 2012. Net realized gains recognized on our investment portfolio were $10.5 million for the year ended December 31, 2013 as compared to $1.9 million during the same period during 2012. Net investment income decreased $3.7 million for the year ended December 31, 2013 as compared to the same period during 2012. Other income decreased $0.2 million for the year ended December 31, 2013 as compared to the same period during 2012.

Corporate pre-tax loss was $7.0 million for the year ended December 31, 2013 as compared to a $11.9 million pre-tax loss for the same period the prior year. The decrease in pre-tax loss was the result of the increased revenue discussed above and lower operating expenses of $0.2 million due primarily to lower salary and related expenses during the year ended December 31, 2013 as compared to the same period the prior year.

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

The increase in revenue for the year ended December 31, 2012 was complemented by decreased loss and LAE due primarily to improved current accident year loss trends in our Standard Commercial P&C business unit and Personal Lines business unit as well as $3.7 million of favorable prior year loss reserve development for the year ended December 31, 2012 as compared to $16.4 million of adverse reserve development recognized during the prior year. Of the $16.4 million unfavorable development recognized for the year ended December 31, 2011, $10.3 million was a result of adverse prior year loss reserve development in our Personal Segment in Florida. In addition, the results for the years ended December 31, 2012 and 2011 included $11.7 million and $10.3 million, respectively, in current accident year net losses from weather related claims.

We reported net income attributable to Hallmark of $3.5 million for the year ended December 31, 2012, as compared to a net loss of $10.9 million for the year ended December 31, 2011. On a diluted per share basis, net income attributable to Hallmark was $0.18 per share for fiscal 2012 as compared to a net loss of $0.55 per share for fiscal 2011.

Segment information.

The following is additional business segment information for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
	Standard		Specialty
	Commercial		Commercial		Personal
	Segment		Segment		Segment		Corporate		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Gross premiums written	$77,091	$69,420	$235,695	$185,020	$77,056	$100,441	$-	$-	$389,842	$354,881
Ceded premiums written	(7,000)	(5,476)	(49,642)	(40,743)	(711)	(4,786)	-	-	(57,353)	(51,005)
Net premiums written	70,091	63,944	186,053	144,277	76,345	95,655	-	-	332,489	303,876
Change in unearned premiums	(936)	642	(17,223)	(8,784)	5,106	(2,693)	-	-	(13,053)	(10,835)
Net premiums earned	69,155	64,586	168,830	135,493	81,451	92,962	-	-	319,436	293,041

Total revenues	73,119	72,830	178,917	142,838	89,149	101,351	615	5,752	341,800	322,771

Losses and loss adjustment expenses	52,828	50,940	103,980	87,265	69,606	101,030	-	-	226,414	239,235

Pre-tax income (loss), net of non-controlling interest	(2,486)	1,335	25,932	14,348	(8,535)	(29,647)	(11,861)	(5,881)	3,050	(19,845)

Net loss ratio (1)	76.4%	78.9%	61.6%	64.4%	85.5%	108.7%			70.9%	81.6%
Net expense ratio (1)	33.2%	32.3%	28.3%	29.6%	28.5%	25.8%			30.8%	30.8%
Net combined ratio (1)	109.6%	111.2%	89.9%	94.0%	114.0%	134.5%			101.7%	112.4%

Favorable (Unfavorable) Prior Year Development	3,744	848	3,577	2,436	(3,646)	(19,650)	-	-	3,675	(16,366)

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated for our business units that retain 100% of produced premium as total operating expenses for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. For the business units that do not retain 100% of the produced premium, the net expense ratio is calculated as underwriting expenses of the insurance company subsidiaries for the unit offset by agency fee income, divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

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

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $235.7 million for the year ended December 31, 2012, which was $50.7 million, or 27%, more than the $185.0 million reported for the same period in 2011. Net premiums written were $186.1 million for the year ended December 31, 2012 as compared to $144.3 million reported for the same period in 2011. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit and Hallmark Select business units.

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

Pre-tax income for the Specialty Commercial Segment of $25.9 million for the year ended December 31, 2012 was $11.6 million higher than the $14.3 million reported for the same period in 2011. The increase in pre-tax income was primarily due to the increased revenue discussed above partially offset by higher loss and LAE expenses of $16.7 million, higher operating expenses of $7.6 million and $0.3 million in expense related to the acquisition of the non-controlling interest in our Hallmark Select business unit during the third quarter of 2012. Our E&S Commercial business unit reported a $11.8 million increase in loss and LAE due primarily to increased premium volume partially offset by lower accident year loss trends. Our Hallmark Select business reported a $4.9 million increase in loss and LAE which consisted of (a) a $0.8 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (b) a $1.7 million increase in loss and LAE primarily due to increased current accident year loss trends in our general aviation line of business, (c) a $1.6 million increase in loss and LAE in our satellite insurance business due primarily to increased current accident year loss trends and (d) a $0.8 million increase in loss and LAE in our medical professional liability insurance products. The increased operating expenses during 2012 were primarily the result of increased production related expenses of $6.6 million, higher salary and related expense of $1.1 million and higher other operating expenses of $0.2 million, partially offset by lower professional service fees of $0.3 million.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2013, Hallmark had $8.1 million in unrestricted cash and invested assets. Unrestricted cash and invested assets of our non-insurance subsidiaries were $8.4 million as of December 31, 2013. As of that date, our insurance subsidiaries held $125.2 million of cash and cash equivalents as well as $410.1 million in debt securities with an average modified duration of 3.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2014, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.6 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2013 or 2012.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $8.2 million, $9.0 million and $6.0 million during each of 2013, 2012 and 2011, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2013, our insurance company subsidiaries reported statutory capital and surplus of $196.3 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”). As of December 31, 2013, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2013 and 2012 was 184% and 188%, respectively.

Comparison of December 31, 2013 to December 31, 2012

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2013 were $603.0 million compared to $530.5 million at December 31, 2012. Cash from operating activities was the primary reason for this increase.

Comparison of Years Ended December 31, 2013 and December 31, 2012

Net cash provided by our consolidated operating activities was $68.3 million for the year ended December 31, 2013 compared to $33.7 million for the year ended December 31, 2012. The increase in operating cash flow was primarily due to higher collected premiums written by our Specialty Commercial Segment during the year ended December 31, 2013 as compared to the same period in 2012, partially offset by increased operating expense payments and federal income tax payments during 2013 as compared to federal income tax refunds during 2012.

Cash used in investing activities during the year ended December 31, 2013 was $11.8 million as compared to $18.1 million for the prior year. The decrease in cash used in investing activities was primarily attributable to a $65.8 million increase in maturities, sales and redemptions of investment securities, partially offset by a $54.8 million increase in purchases of investment securities, a $0.6 million increase in purchases of property and equipment and $4.1 million increase in cash flow into restricted cash accounts.

There were no financing cash flow activities during the year ended December 31, 2013. Cash used in financing activities during the year ended December 31, 2012 was $4.9 million as a result of a $2.6 million repayment on our revolving credit facility, a $0.3 million payment of holdback consideration for the acquisition of TBIC, $1.7 million paid during the fourth quarter of 2012 for the acquisition of the 20% non-controlling interest in the subsidiaries comprising our Excess & Umbrella business unit and a $0.3 million distribution to non-controlling interest for our Excess & Umbrella business unit.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of our covenants. As of December 31, 2013, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.75% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Hallmark Statutory Trust I (“Trust I”) as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2013, the balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2013. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2014	2015-2016	2017-2018	After 2018

Notes payable	$1,473	$-	$1,473	$-	$-
Subordinated debt securities	56,702	-	-	-	56,702
Interest on notes payable	54	41	13	-	-
Interest on subordinated debt securities	91,199	4,388	8,573	7,976	70,262
Unpaid losses and LAE (1)	382,640	152,852	128,070	51,871	49,847
Operating leases	11,440	1,987	3,610	2,677	3,166
Purchase obligations	1,706	1,580	126	-	-

(1)	The payout pattern for unpaid losses and LAE is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.

Based on 2014 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2013 was $410.1 million. The effective duration of our portfolio as of December 31, 2013 was 3.0 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 3.0%, or $12.2 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 3.0%, or $12.2 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2013, our fixed-income investments were in the following: U.S. Treasury bonds – 19.2%; municipal bonds – 38.4%; collateralized corporate bank loans – 24.9%; corporate bonds – 10.7%; and asset-backed – 6.8%. As of December 31, 2013, 75.9% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2013 was with reinsurers having an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities that are subject to equity price risk made up 11.1% of our portfolio as of December 31, 2013. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2013 was $51.2 million. The fair value of our equity securities would increase or decrease by $15.4 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 4.2%. The selected hypothetical change does not reflect what should be considered the best or worsed case scenario.

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

During the three month period ended December 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2013 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hallmark Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 12, 2014

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
The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
The following financial statement schedules are included in this report:
Schedule II – Condensed Financial Information of Registrant (Parent Company Only)
Schedule III – Supplemental Insurance Information
Schedule IV – Reinsurance
Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations
(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

4.1	Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.2	Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.3	Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6	First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 2, 2006).

4.7	Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.8	Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.9	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.7 above).

4.10	Form of Capital Security Certificate (included in Exhibit 4.8 above).

4.11	Fifth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated February 20, 2008 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed February 25, 2008).

4.12	Sixth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated January 21, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed January 25, 2010).

4.13	Seventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated May 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2010).

4.14	Eighth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated March 21, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 21, 2011).

4.15	Ninth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 12, 2012).

4.16	Tenth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated September 30, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012).

4.17	Eleventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 26, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 30, 2013).

10.1	Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

10.2	Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.3	Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

10.4	Office Lease by and between Minol Center, L.P. and Aerospace Insurance Managers, Inc. dated August 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed August 17, 2010).

10.5	Office Lease by and between Civic Opera, L.P. and Hallmark Specialty Underwriters, Inc. dated December 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2011).

10.6		First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.7*		Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.8*		Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.9*		Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*		Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11		Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.12*		Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

10.13*	+	Form of Restricted Stock Unit Award Agreement.

10.14		Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.15		Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 25, 2011).

21+		List of subsidiaries of the registrant.

23 (a)+		Consent of Independent Registered Public Accounting Firm.

31(a)+		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+		Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+		Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+		XBRL Instance Document.

101 SCH+		XBRL Taxonomy Extension Schema Document.

101 CAL+		XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+		XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+		XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+		XBRL Taxonomy Extension Definition Linkbase Document.

	*	Management contract or compensatory plan or arrangement.

	+	Filed herewith.

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 12, 2014	By:	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and
President

Date:	March 12, 2014	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 12, 2014	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 12, 2014	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President (Principal Financial Officer and Principal Accounting Officer)

Date:	March 12, 2014	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 12, 2014	/s/ James H. Graves
James H. Graves, Director

Date:	March 12, 2014	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 12, 2014	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hallmark Financial Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited in accordance with the standards of the Public Company Oversight Board (United States), Hallmark Financial Services, Inc. and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 12, 2014

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

($ in thousands)

	2013	2012

ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost; $408,627 in 2013 and $397,800 in 2012)	$410,095	$401,435
Equity securities, available-for-sale, at fair value (cost; $24,902 in 2013 and $31,502 in 2012)	51,230	43,925
Total investments	461,325	445,360

Cash and cash equivalents	141,666	85,145
Restricted cash	12,190	8,707
Ceded unearned premiums	44,988	22,411
Premiums receivable	71,157	66,683
Accounts receivable	2,382	3,110
Receivable for securities	1,320	3
Reinsurance recoverable	76,818	51,970
Deferred policy acquisition costs	22,586	24,911
Goodwill	44,695	44,695
Intangible assets, net	19,953	23,068
Deferred federal income taxes, net	-	1,940
Prepaid expenses	1,531	1,480
Other assets	8,412	10,985
Total assets	$909,023	$790,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	382,640	313,416
Unearned premiums	185,303	162,502
Reinsurance balances payable	20,598	7,330
Pension liability	1,433	3,685
Payable for securities	206	-
Federal income tax payable	719	1,518
Deferred federal income taxes, net	2,825	-
Accounts payable and other accrued expenses	19,006	23,305
Total liabilities	670,905	569,931
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2013 and 2012	3,757	3,757
Additional paid-in capital	122,827	122,475
Retained earnings	106,209	97,964
Accumulated other comprehensive income	16,883	7,899
Treasury stock (1,609,374 shares in 2013 and 2012), at cost	(11,558)	(11,558)

Total stockholders’ equity	238,118	220,537

	$909,023	$790,468

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

($ in thousands, except per share amounts)

	2013	2012	2011
Gross premiums written	$460,027	$389,842	$354,881
Ceded premiums written	(99,262)	(57,353)	(51,005)
Net premiums written	360,765	332,489	303,876
Change in unearned premiums	(224)	(13,053)	(10,835)
Net premiums earned	360,541	319,436	293,041

Investment income, net of expenses	12,884	15,293	15,880
Net realized gains	10,540	1,943	3,633
Finance charges	5,830	5,957	6,826
Commission and fees	(487)	(1,145)	3,175
Other income	120	316	216

Total revenues	389,428	341,800	322,771

Losses and loss adjustment expenses	261,345	226,414	239,235
Operating expenses	109,289	103,792	95,106
Interest expense	4,599	4,634	4,631
Amortization of intangible assets	3,115	3,586	3,586

Total expenses	378,348	338,426	342,558

Income (loss) before tax	11,080	3,374	(19,787)
Income tax expense (benefit)	2,835	(474)	(8,954)
Net income (loss)	8,245	3,848	(10,833)
Less: Net income attributable to non-controlling interest	-	324	58

Net income (loss) attributable to Hallmark Financial Services, Inc.	$8,245	$3,524	$(10,891)

Net income (loss) per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.43	$0.18	$(0.55)
Diluted	$0.43	$0.18	$(0.55)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011

Net income (loss)	$8,245	$3,848	$(10,833)
Other comprehensive income (loss):

Change in net actuarial gain (loss)	2,268	37	(1,468)

Tax effect on change in net actuarial gain (loss)	(794)	(13)	514

Unrealized holding gains arising during the period	22,094	4,388	191

Tax effect on unrealized holding gains arising during the period	(7,733)	(1,536)	(67)

Reclassification adjustment for gains included in net income (loss)	(10,540)	(2,189)	(3,633)

Tax effect on reclassification adjustment for gains included in net income (loss)	3,689	766	1,272

Other comprehensive income (loss), net of tax	8,984	1,453	(3,191)
Comprehensive income (loss)	$17,229	$5,301	$(14,024)
Less: comprehensive income attributable to non-controlling interest	-	324	58
Comprehensive income (loss) attributable to Hallmark Financial Services, Inc.	$17,229	$4,977	$(14,082)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	Number		Additional		Accumulated Other		Number	Total
	of	Par	Paid-In	Retained	Comprehensive	Treasury	of	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at January 1, 2011	20,873	$3,757	$121,815	$105,331	$9,637	$(5,262)	749	$235,278

Acquisition of treasury shares	-	-	-	-	-	(6,401)	875	(6,401)
Equity incentive plan activity	-	-	709	-	-	-	-	709
Stock options exercised	-	-	(6)	-	-	105	(15)	99
Accretion of redeemable non-controlling interest	-	-	(31)	-	-	-	-	(31)

Net loss, as adjusted	-	-	-	(10,891)	-	-	-	(10,891)
Other comprehensive loss, net of tax	-	-	-	-	(3,191)	-	-	(3,191)

Balance at December 31, 2011	20,873	$3,757	$122,487	$94,440	$6,446	$(11,558)	1,609	$215,572

Equity incentive plan activity	-	-	380	-	-	-	-	380
Accretion of redeemable non-controlling interest	-	-	(392)	-	-	-	-	(392)
Net income	-	-	-	3,524	-	-	-	3,524
Other comprehensive income, net of tax	-	-	-	-	1,453	-	-	1,453

Balance at December 31, 2012	20,873	$3,757	$122,475	$97,964	$7,899	$(11,558)	1,609	$220,537

Equity incentive plan activity	-	-	352	-	-	-	-	352
Net income	-	-	-	8,245	-	-	-	8,245
Other comprehensive income, net of tax	-	-	-	-	8,984	-	-	8,984

Balance at December 31, 2013	20,873	$3,757	$122,827	$106,209	$16,883	$(11,558)	1,609	$238,118

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

($ in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$8,245	$3,848	$(10,833)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	4,300	4,421	5,064
Deferred federal income taxes	(257)	(2,851)	(2,895)
Net realized gains	(10,540)	(1,943)	(3,633)
Share-based payments expense	352	380	709
Change in ceded unearned premiums	(22,577)	(2,941)	6,034
Change in premiums receivable	(4,474)	(13,170)	(3,842)
Change in accounts receivable	728	836	2,347
Change in deferred policy acquisition costs	2,325	(2,357)	(1,621)
Change in unpaid losses and loss adjustment expenses	69,224	16,471	33,088
Change in unearned premiums	22,801	16,398	4,801
Change in reinsurance recoverable	(24,848)	(9,236)	227
Change in reinsurance balances payable	13,268	4,191	(246)
Change in current federal income tax (recoverable)payable	(799)	8,256	(2,470)
Change in all other liabilities	(6,551)	5,396	(5,707)
Change in all other assets	17,141	5,983	3,587
Net cash provided by operating activities	68,338	33,682	24,610

Cash flows from investing activities:
Purchases of property and equipment, net	(673)	(107)	(1,586)
Acquisitions of subsidiaries, net of cash received	-	-	(13,334)
Net transfers (into) from restricted cash	(3,483)	665	(4,095)
Purchases of investment securities	(222,399)	(167,626)	(265,684)
Maturities, sales and redemptions of investment securities	214,738	148,968	280,918
Net cash used in investing activities	(11,817)	(18,100)	(3,781)

Cash flows from financing activities:
Activity under revolving credit facility, net	-	(2,577)	1,250
Repayment of notes payable of acquired subsidiary	-	-	(1,660)
Redemption of non-controlling interest	-	(1,700)	-
Distribution to non-controlling interest	-	(281)	(165)
Payment of contingent consideration	-	(350)	-
Proceeds from exercise of employee stock options	-	-	99
Purchase of treasury shares	-	-	(6,401)
Net cash used in financing activities	-	(4,908)	(6,877)

Increase in cash and cash equivalents	56,521	10,674	13,952
Cash and cash equivalents at beginning of year	85,145	74,471	60,519
Cash and cash equivalents at end of year	$141,666	$85,145	$74,471
Supplemental cash flow information:
Interest paid	$(4,599)	$(4,656)	$(4,620)
Income taxes (paid) recovered	$(3,891)	$5,879	$3,589
Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(1,317)	$2,614	$(402)
Change in payable for securities related to investment purchases that settled after the balance sheet date	$206	$(203)	$(2,290)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

1.    Accounting Policies:

General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, the “Company”, “we,” “us” or “our”) is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.

We pursue our business activities primarily through subsidiaries whose operations are organized into five business units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C business unit handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”). Our Workers Compensation business unit specializes in small and middle market workers compensation business and is comprised of TBIC Holding Corporation, Inc. (“TBIC Holding”), Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management (“TBICRM”). The subsidiaries comprising our Workers Compensation business unit were acquired July 1, 2011. Our E&S Commercial business unit handles primarily commercial insurance products and services and is comprised of Hallmark Specialty Underwriters, Inc. (“HSU”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our Hallmark Select business unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance, (iii) medical professional liability insurance products and services, and (iv) satellite launch insurance products. Our Hallmark Select business unit is the combination of our operations previously known as our General Aviation business unit, our Excess & Umbrella business unit, the medical professional liability business previously handled by our E&S Commercial business unit and the satellite launch insurance products previously managed at the parent level. Our Hallmark Select business unit is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”), Aerospace Claims Management Group, Inc. (“ACMG”), Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”). Our Personal Lines business unit handles personal insurance products and services and is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. (both of which do business as Hallmark Insurance Company). Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and TBIC.

These five business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial P&C business unit and our Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit and our Hallmark Select business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed by Hallmark. The Personal Segment presently consists solely of our Personal Lines business unit.

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

Years ended December 31, 2013, 2012, and 2011

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

Subordinated debt securities: Our trust preferred securities are reported at carry value of $56.7 million and $56.7 million, and have a fair value of $53.2 million and $48.2 million, as of December 31, 2013 and 2012, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2013 and 2012, respectively, which are based on similar issues to discount future cash flows and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Years ended December 31, 2013, 2012, and 2011

Reinsurance

We are routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 7.)

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2013, 2012 and 2011, we deferred $55.0 million, $62.2 million and $49.4 million of policy acquisition costs and amortized $57.3 million, $59.8 million and $47.8 million of deferred policy acquisition costs, respectively. Therefore, the net (amortization) deferrals of policy acquisition costs were ($2.3) million, $2.4 million and $1.6 million for 2013, 2012 and 2011, respectively.

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

Goodwill and Intangible Assets, net

We account for our goodwill and intangible assets according to ASC 350, “Intangibles – Goodwill and Other.” ASC 350 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires testing of definite-lived intangible assets if the occurrence of an event or circumstances indicates an impairment, (4) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (5) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. We have elected to perform our goodwill impairment test on the first day of the fourth quarter, October 1, of each year.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $14.7 million and $13.6 million, at December 31, 2013 and 2012, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2013, 2012 and 2011 was $1.2 million, $1.2 million and $1.5 million, respectively. Accumulated depreciation was $12.6 million and $11.4 million at December 31, 2013 and 2012, respectively.

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

We evaluate on an ongoing basis our investments in Trust I and Trust II (collectively, (the “Trusts”)) and we do not have variable interests in the Trusts. Therefore, the Trusts are not consolidated in our consolidated financial statements.

We are also involved in the normal course of business with variable interest entities primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third party variable interest entities. The maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the consolidated balance sheets.

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2013, 2012 and 2011. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Redeemable Non-Controlling Interest

We accreted the redeemable non-controlling interest to its redemption value from the date of issuance to the redemption date using the interest method. Changes in redemption value were considered a change in accounting estimate. We followed the two class method of computing earnings per share. We treated only the portion of the periodic adjustment to the redeemable non-controlling interest carrying amount that reflects a redemption in excess of fair value as being akin to an actual dividend. Effective September 30, 2012, we exercised our call option and acquired the remaining 20% membership interests in the subsidiaries for $1.7 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

Activity related to non-controlling interest for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Beginning balance	$-	$1,284
Accretion of redeemable non-controlling interest	-	392
Net income attributable to non-controlling interest	-	324
Distribution to non-controlling interest	-	(281)
Redemption of non-controlling interest	-	(1,700)
Other	-	(19)
Ending balance	$-	$-

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $13.2 million, $11.8 million and $13.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period. Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

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

Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We received a provisional commission as policies were produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. Profit share commission is classified as commissions and fees on the consolidated statement of operations

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial P&C business unit and Clarendon.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

	Treaty Effective Dates
	07/1/01	07/1/02	07/1/03	07/1/04
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded to at December 31, 2013	63.5%	64.5%	60.9%	63.7%

As of December 31, 2013, we had a net receivable of $0.1 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the E&S Commercial business unit and Republic.

	Treaty Effective Dates
	01/01/06	01/01/07	01/01/08
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded to at December 31, 2013	58.6%	63.2%	59.0%

As of December 31, 2013, we had a net payable of $1.2 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

Agent Commissions

We pay monthly commissions to agents based on written premium produced, but generally recognize the expense pro rata over the term of the policy. If the policy is cancelled prior to its expiration, the unearned portion of the agent commission is refundable to us. The unearned portion of commissions paid to agents is included in deferred policy acquisition costs. Commission expenses related to the insurance policies issued by our Hallmark Select business unit for third party insurance carriers and not assumed by our insurance company subsidiaries are recognized as of the effective date of the policy.

We annually pay a profit sharing commission to our independent agency force based upon the results of the business produced by each agent. We estimate and accrue this liability to commission expense in the year the business is produced.

Commission expense is classified as other operating expenses in the consolidated statement of operations.

Income Taxes

We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes in effect for the year in which these temporary differences are expected to be recovered or settled.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares potentially issuable (in periods in which they have a dilutive effect), primarily from stock options. (See Notes 11 and 13.)

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

2.	Investments:

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2013
U.S. Treasury securities and obligations of U.S. Government	$78,894	$24	$(165)	$78,753
Corporate bonds	42,946	1,379	(450)	43,875
Collateralized corporate bank loans	102,053	614	(489)	102,178
Municipal bonds	156,950	2,577	(1,975)	157,552
Mortgage-backed	27,784	460	(507)	27,737

Total debt securities	408,627	5,054	(3,586)	410,095

Total equity securities	24,902	26,642	(314)	51,230

Total debt and equity securities	$433,529	$31,696	$(3,900)	$461,325

As of December 31, 2012
U.S. Treasury securities and obligations of U.S. Government	$40,050	$14	$(3)	$40,061
Corporate bonds	79,516	2,794	(763)	81,547
Collateralized corporate bank loans	106,093	1,021	(743)	106,371
Municipal bonds	162,479	4,023	(2,770)	163,732
Mortgage-backed	9,662	97	(35)	9,724

Total debt securities	397,800	7,949	(4,314)	401,435

Total equity securities	31,502	12,938	(515)	43,925

Total debt and equity securities	$429,302	$20,887	$(4,829)	$445,360

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2013	2012	2011

U.S. Treasury securities and obligations of U.S. Government	$143	$53	$115
Corporate bonds	2,341	4,218	3,851
Collateralized corporate bank loans	4,653	5,261	5,284
Municipal bonds	5,245	5,616	6,632
Mortgage-backed	737	106	86
Equity securities	484	534	484
Cash and cash equivalents	157	246	163
	13,760	16,034	16,615
Investment expenses	(876)	(741)	(735)
Investment income, net of expenses	$12,884	$15,293	$15,880

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2013 or 2012.

Major categories of net realized gains on investments are summarized as follows (in thousands):

	Twelve Months Ended
	December 31
	2013	2012	2011

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$35
Corporate bonds	853	13	300
Collateralized corporate bank loans	373	391	699
Municipal bonds	(156)	(441)	(500)
Equity securities	9,470	2,226	3,099
Net realized gain	10,540	2,189	3,633
Other-than-temporary impairments	-	(246)	-
Gain on investments	$10,540	$1,943	$3,633

We realized gross gains on investments of $10.9 million, $2.9 million, and $4.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. We realized gross losses on investments of $0.4 million, $0.7 million and $1.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. We recorded proceeds from the sale of investment securities of $33.4 million, $12.4 million and $62.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government	$47,162	$(165)	$-	$-	$47,162	$(165)
Corporate bonds	5,649	(56)	4,421	(394)	10,070	(450)
Collateralized corporate bank loans	23,026	(422)	6,968	(67)	29,994	(489)
Municipal bonds	35,719	(413)	34,684	(1,562)	70,403	(1,975)
Mortgage-backed	1,383	(229)	4,840	(278)	6,223	(507)
Total debt securities	112,939	(1,285)	50,913	(2,301)	163,852	(3,586)

Total equity securities	316	(2)	2,721	(312)	3,037	(314)
Total debt and equity securities	$113,255	$(1,287)	$53,634	$(2,613)	$166,889	$(3,900)

	As of December 31, 2012
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government	$23,998	$(3)	$-	$-	$23,998	$(3)
Corporate bonds	10,802	(38)	6,910	(725)	17,712	(763)
Collateralized corporate bank loans	6,273	(97)	14,236	(646)	20,509	(743)
Municipal bonds	30,073	(362)	28,809	(2,408)	58,882	(2,770)
Mortgage-backed	7,367	(32)	84	(3)	7,451	(35)
Total debt securities	78,513	(532)	50,039	(3,782)	128,552	(4,314)

Total equity securities	3,363	(515)	-	-	3,363	(515)
Total debt and equity securities	$81,876	$(1,047)	$50,039	$(3,782)	$131,915	$(4,829)

At December 31, 2013, the gross unrealized losses more than twelve months old were attributable to 84 debt security positions. At December 31, 2012, the gross unrealized losses more than twelve months old were attributable to 56 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Years ended December 31, 2013, 2012, and 2011

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We did not recognized other-than-temporary losses on our debt securities portfolio during 2013.

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

The amortized cost and estimated fair value of debt securities at December 31, 2013 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$71,490	$71,969
Due after one year through five years	162,203	163,006
Due after five years through ten years	107,915	108,761
Due after ten years	39,235	38,622
Mortgage-backed	27,784	27,737
	$408,627	$410,095

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.1 million at December 31, 2013 and a carrying value of $24.3 million at December 31, 2012.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. In addition, using the prices received for the securities from the third party pricing services, we compare a sample of the prices against additional sources. We have not adjusted any prices received from third party pricing services. There were no transfers between Level 1 and Level 2 securities.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands).

	As of December 31, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$78,753	$-	$78,753
Corporate bonds	-	43,875	-	43,875
Collateralized corporate bank loans	-	101,585	593	102,178
Municipal bonds	-	140,628	16,924	157,552
Mortgage-backed	-	27,737	-	27,737
Total debt securities	-	392,578	17,517	410,095

Total equity securities	51,230	-	-	51,230
Total debt and equity securities	$51,230	$392,578	$17,517	$461,325

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$40,061	$-	$40,061
Corporate bonds	-	81,547	-	81,547
Collateralized corporate bank loans	-	105,463	908	106,371
Municipal bonds	-	144,972	18,760	163,732
Mortgage-backed	-	9,724	-	9,724
Total debt securities	-	381,767	19,668	401,435

Total equity securities	43,925	-	-	43,925
Total debt and equity securities	$43,925	$381,767	$19,668	$445,360

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013 and 2012 (in thousands).

	2013	2012

Beginning balance as of January 1	$19,668	$20,608
Sales	(3,157)	(429)
Settlements	-	-
Purchases	-	-
Issuances	-	-
Total realized/unrealized gains included in net income	-	-
Net gains (losses) included in other comprehensive income	1,006	(511)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending balance as of December 31	$17,517	$19,668

4.	Goodwill and Intangible Assets:

Effective August 29, 2008, we acquired 80% of the issued and outstanding membership interests in Heath XS, LLC and Hardscrabble Data Solutions, LLC for consideration of $15.0 million. In connection with the acquisition, we executed an operating agreement for each subsidiary. The operating agreements granted us the right to purchase the remaining 20% membership interests in the subsidiaries and granted an affiliate of the seller the right to require us to purchase such remaining membership interests. Effective September 30, 2012, we exercised our call option and acquired the remaining 20% membership interests in the subsidiaries for $1.7 million.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1 ) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the Hallmark Select business unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2013 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Standard Commercial P&C business unit - $2.1 million; E&S Commercial business unit - $19.9 million; Hallmark Select business unit- $17.4 million (comprised of $7.7 million for the excess & umbrella component and $9.7 million for the general aviation and satellite component); and Personal Lines business unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2013 and determined that there was no impairment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflected an improved premium pricing environment across most of our lines of business that began in 2012 and continued throughout 2013. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2013, 2012, and 2011, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31,
	2013	2012
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(15,322)	(13,084)
Tradename	(1,700)	(1,471)
Management agreement	(3,232)	(2,895)
Non-compete & employment agreements	(4,177)	(3,866)
Total accumulated amortization	(24,431)	(21,316)
Total net carrying amount	$19,953	$23,068

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2014	$2,526
2015	$2,468
2016	$2,468
2017	$2,468
2018	$2,468

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

5.	Other Assets:

The following table details our other assets as of December 31, 2013 and 2012 (in thousands):

	2013	2012

Profit sharing commission receivable	$641	$2,083
Accrued investment income	3,030	3,568
Debt issuance costs	1,156	1,207
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	1,773	2,284
Other assets	110	141
	$8,412	$10,985

6.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2013	2012	2011

Balance at January 1	$313,416	$296,945	$251,677
Less reinsurance recoverable	49,584	42,044	37,954
Net Balance at January 1	263,832	254,901	213,723

Acquisition of subsidiaries effective July 1	-	-	8,816

Incurred related to:
Current year	251,391	230,089	222,869
Prior years	9,954	(3,675)	16,366
Total incurred	261,345	226,414	239,235

Paid related to:
Current year	101,897	107,945	101,025
Prior years	110,812	109,538	105,848
Total paid	212,709	217,483	206,873

Net Balance at December 31	312,468	263,832	254,901
Plus reinsurance recoverable	70,172	49,584	42,044
Balance at December 31	$382,640	$313,416	$296,945

The $10.0 million unfavorable development, $3.7 million favorable development and $16.4 million unfavorable development in prior accident years recognized in 2013, 2012 and 2011, respectively, represent normal changes in our loss reserve estimates. In 2013 and 2011, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2012, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The $10.0 million increase in reserves for unpaid losses and LAE recognized in 2013 was attributable to $5.0 million unfavorable development on claims incurred in the 2012 accident year, $1.7 million unfavorable development on claims incurred in the 2011 accident year and $3.3 million unfavorable development on claims incurred in the 2010 and prior accident years. Our E&S Commercial business unit and Personal Lines business unit accounted for $16.0 million and $1.8 million of the increase in reserves recognized during 2013. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto liability line of business. The increase in reserves for our Personal Lines business unit was primarily related to personal auto in the 2012 accident year. These unfavorable developments were partially offset by favorable prior years’ loss development of $3.7 million in our Standard Commercial P&C business unit, $2.6 million in our Hallmark Select business unit and $1.5 million in our Workers Compensation business unit. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to commercial auto and general liability line of business. The decrease in reserves for our Hallmark Select business unit was driven by $2.3 million of favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by $0.1 million unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. Further contributing to the decrease in reserves for our Hallmark Select business unit was $0.4 million of favorable claims development in our excess & umbrella lines of business. The decrease in reserves for our Workers Compensation business unit was related to the 2012 and 2011 accident years.

The $3.7 million decrease in reserves for unpaid losses and LAE recognized in 2012 was attributable to $0.4 million favorable development on claims incurred in the 2011 accident year, $0.8 million favorable development on claims incurred in the 2010 accident year and $2.5 million favorable development on claims incurred in the 2009 and prior accident years. Our Standard Commercial P&C business unit, Hallmark Select business unit and E&S Commercial business unit accounted for $3.7 million, $3.3 million and $0.3 million, respectively, of the decrease in reserves recognized during 2012. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to commercial auto, commercial property and general liability lines of business. The decrease in reserves for our Hallmark Select business unit was primarily related to our aircraft liability lines of business. The decrease in reserves for our E&S Commercial business unit was primarily related to general liability. These favorable developments were partially offset by unfavorable prior years’ loss development of $3.6 million in our Personal Lines business unit related to auto liability claims spread throughout various states and our low value dwelling/homeowners line of business.

The $16.4 million increase in reserves for unpaid losses and LAE recognized in 2011 was attributable to $15.0 million unfavorable development on claims incurred in the 2010 accident year, $3.6 million unfavorable development on claims incurred in the 2009 accident year and $2.2 million favorable development on claims incurred in the 2008 and prior accident years. Our Personal Lines business unit and E&S Commercial business unit accounted for $19.6 million and $3.7 million, respectively, of the increase in reserves recognized during 2011. The $19.6 million increase in reserves during 2011 for our Personal Lines business unit includes $10.3 million, which was attributable to Florida developing much worse than expected due primarily to rapid growth in the claim volume from Florida, the complexity related to Florida personal injury protection coverage claims and the high incidence of fraudulent claims in that market. The remaining unfavorable prior years’ loss development for our Personal Lines business unit was primarily due to rapid geographic expansion. The increase in reserves for our E&S Commercial business unit was primarily related to commercial auto and physical damage and general liability lines of business. These unfavorable developments were partially offset by favorable prior years’ loss development of $6.1 million in our Hallmark Select business unit related to our aircraft liability lines of business and $0.8 million in our Standard Commercial P&C business unit primarily related to our commercial property lines of business.

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2013 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2013	2012	2011
Premium Written :
Direct	$458,020	$385,624	$350,089
Assumed	2,007	4,218	4,792
Ceded	(99,262)	(57,353)	(51,005)
	$360,765	$332,489	$303,876

Premium Earned:
Direct	$434,022	$369,735	$344,642
Assumed	3,204	4,114	5,438
Ceded	(76,685)	(54,413)	(57,039)
	$360,541	$319,436	$293,041

Reinsurance recoveries	$45,456	$29,014	$32,941

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $6.1 million and $1.0 million as of December 31, 2013 and 2012, respectively.

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. Effective July 1, 2013 the terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $6.0 million retention up to $29.0 million for each catastrophic occurrence, subject to an aggregate limit of $58.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. Effective July 1, 2013 the terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. Effective July 1, 2013 the terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. Effective July 1, 2013 we purchased proportional reinsurance where we cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of occupational accident reinsurance are:

o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•

Personal Property. Effective February 1, 2013 we purchased proportional reinsurance where we cede 60% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit.

•

Personal Auto. Effective October 1, 2013 we purchased proportional reinsurance where we cede 90% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

•	Professional Liability. Effective June 1, 2013, we purchased proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retain 60% of each risk and cede the remaining 40% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

•	Hallmark National Insurance Company. Simultaneous with the December 31, 2010 closing of our acquisition of HNIC, HNIC entered into reinsurance contracts with an affiliate of the seller pursuant to which such affiliate of the seller handles all claims and assumes all liabilities arising under policies issued by HNIC prior to closing or during a transition period following the closing.

8.	Revolving Credit Facility and Notes Payable:

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2013, we were in compliance with all of our covenants. As of December 31, 2013 and 2012, the balance on the revolving note was $1.5 million and $1.5 million, respectively. The revolving note currently bears interest at 2.75% per annum.

9.	Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2013, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2013, the balance of our Trust II subordinated debt was $25.8 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit. Our Standard Commercial P&C business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries. The Workers Compensation business unit was acquired July 1, 2011.

•	Specialty Commercial Segment. The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, commercial umbrella and excess liability, medical professional liability and satellite launch insurance products and services handled by our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level. Our E&S Commercial business unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Hallmark Select business unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters and motorcycle insurance products and services handled by our Personal Lines business unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

The retained premium produced by these reportable segments is supported by our AHIC, HSIC, HIC, HNIC and TBIC insurance company subsidiaries. In addition, control and management of HCM is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The following is additional business segment information for the twelve months ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Revenues
Standard Commercial Segment	$83,306	$73,119	$72,830
Specialty Commercial Segment	229,734	178,917	142,838
Personal Segment	71,081	89,149	101,351
Corporate	5,307	615	5,752
Consolidated	$389,428	$341,800	$322,771

Depreciation and Amortization Expense
Standard Commercial Segment	$201	$186	$174
Specialty Commercial Segment	2,896	2,892	3,293
Personal Segment	1,111	1,230	1,431
Corporate	92	113	166
Consolidated	$4,300	$4,421	$5,064

Interest Expense
Standard Commercial Segment	$-	$-	$-
Specialty Commercial Segment	-	-	-
Personal Segment	-	-	-
Corporate	4,599	4,634	4,631
Consolidated	$4,599	$4,634	$4,631

Tax Expense (Benefit)
Standard Commercial Segment	$312	$372	$(376)
Specialty Commercial Segment	3,613	1,875	4,454
Personal Segment	(398)	(968)	(13,991)
Corporate	(692)	(1,753)	959
Consolidated	$2,835	$(474)	$(8,954)

Pre-tax Income (Loss), net of non-controlling interest
Standard Commercial Segment	$1,980	$(2,486)	$1,335
Specialty Commercial Segment	19,527	25,932	14,348
Personal Segment	(3,416)	(8,535)	(29,647)
Corporate	(7,011)	(11,861)	(5,881)
Consolidated	$11,080	$3,050	$(19,845)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The following is additional business segment information as of the following dates (in thousands):

	December 31,
	2013	2012
Assets
Standard Commercial Segment	$142,143	$145,162
Specialty Commercial Segment	536,894	432,208
Personal Segment	210,825	200,356
Corporate	19,161	12,742
Consolidated	$909,023	$790,468

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2013	2012	2011
Numerator for both basic and diluted earnings per share:
Net income (loss) attributable to Hallmark Financial Services, Inc.	$8,245	$3,524	$(10,891)

Denominator, basic shares	19,263	19,263	19,673
Effect of dilutive securities:
Stock-based compensation awards	98	6	-
Denominator, diluted shares	19,361	19,269	19,673

Basic earnings per share:	$0.43	$0.18	$(0.55)

Diluted earnings per share:	$0.43	$0.18	$(0.55)

We had 779,999 shares, 794,999 shares and 809,999 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2013, 2012 and 2011, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2016 to 2021.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $29.8 million as of December 31, 2013.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2014, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.6 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. None of our insurance company subsidiaries paid a dividend during the years ended December 31, 2013 or 2012. The total restricted net assets of our insurance company subsidiaries as of December 31, 2013, was approximately $208.3 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $8.2 million, $9.0 million and $6.0 million during each of 2013, 2012 and 2011, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2013 and 2012, our insurance company subsidiaries reported statutory capital and surplus of $196.3 million and $176.5 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2013, 2012, 2011, respectively, our insurance company subsidiaries reported statutory net income of $6.1 million, statutory net income of $3.1 million and statutory net loss of $17.2 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2013, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of December 31, 2013, there were outstanding incentive stock options to purchase 1,083,332 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 355,277 shares of our common stock. There are 241,401 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of December 31, 2013 and changes during the year then ended is presented below:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)
Outstanding at January 1, 2013	1,404,989	$9.63
Granted	-
Exercised	-
Forfeited or expired	(17,500)	$7.58
Outstanding at December 31, 2013	1,387,489	$9.66	4.2	$1,329
Exercisable at December 31, 2013	1,181,417	$10.19	4.0	$866

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2013	2012	2011
Intrinsic value of options exercised	$-	$-	$4
Cost of share-based payments (non-cash)	$207	$380	$709
Income tax benefit of share-based payments recognized in income	$30	$38	$30

As of December 31, 2013, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $0.2 million is expected to be recognized each year in 2014 and 2015, $54 thousand is expected to be recognized in 2016 and $3 thousand is expected to be recognized in 2017.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

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

There were no stock options granted in 2013 or 2012. Stock options granted in 2011 had a weighted average grant date fair value of $2.52, expected term of 5.8 years, expected volatility of 30.9% and risk free interest rate of 1.4%.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain employees of the Company subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units is $9.20 per unit. The Company incurred $145 thousand of compensation expense related to the restricted stock units during the year ended December 31, 2013.

A summary of the status of our restricted stock units as of December 31, 2013 and changes during the year then ended is presented below:

Number of
Restricted
Stock Units

Nonvested at January 1, 2013	-
Granted	243,006
Vested	-
Forfeited	(6,155)
Nonvested at December 31, 2013	236,851

As of December 31, 2013, there was $0.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $0.2 million is expected to be recognized in 2014, $0.2 million is expected to be recognized in 2015 and $49 thousand is expected to be recognized in 2016.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

14.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2013, 2012 and 2011 (in thousands) using a measurement date of December 31.

	2013	2012	2011
Assumptions (end of period):
Discount rate used in determining benefit obligation	4.49%	3.89%	4.50%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,284)	$(13,439)	$(12,990)

Projected benefit obligation	$(12,284)	$(13,439)	$(12,990)
Fair value of plan assets	10,851	9,754	9,019
Funded status	$(1,433)	$(3,685)	$(3,971)

Net actuarial loss	(2,277)	(4,545)	(4,582)
Accumulated other comprehensive loss	(2,277)	(4,545)	(4,582)
Prepaid pension cost	844	860	611
Net amount recognized as of December 31	$(1,433)	$(3,685)	$(3,971)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$13,439	$12,990	$12,050
Interest cost	505	564	609
Actuarial liability (gain)/loss	(824)	700	1,160
Benefits paid	(836)	(815)	(829)
Benefit obligation as of end of period	$12,284	$13,439	$12,990

Change in plan assets:
Fair value of plan assets as of beginning of period	$9,754	$9,019	$9,217
Actual return on plan assets (net of expenses)	1,565	839	(4)
Employer contributions	368	711	635
Benefits paid	(836)	(815)	(829)
Fair value of plan assets as of end of period	$10,851	$9,754	$9,019

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	505	564	609
Expected return on plan assets	(615)	(584)	(590)
Recognized actuarial loss	495	482	287
Net periodic pension cost	$385	$462	$306

Discount rate	3.89%	4.50%	5.25%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

Estimated future benefit payments by fiscal year (in thousands):

2014	$889
2015	$897
2016	$885
2017	$884
2018	$878
2019-2023	$4,170

As of December 31, 2013, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, bonds and notes of $3.5 million and equity securities of $7.1 million.

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

We estimate contributing $0.7 million to the defined benefit cash balance plan during 2014. We expect our 2014 periodic pension cost to be $(4) thousand, the components of which are interest cost of $0.5 million, expected return on plan assets of ($0.7) million and amortization of actuarial loss of $0.2 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2013 and 2012.

	12/31/13	12/31/12
Asset Category:
Fixed income securities	32%	33%
Equity securities	65%	63%
Other	3%	4%
Total	100%	100%

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands).

	As of December 31, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$3,448	$-	$3,448
Equity securities	7,080	-	-	7,080
Total	$7,080	$3,448	$-	$10,528

	As of December 31, 2012
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Debt securities	$-	$3,188	$-	$3,188
Equity securities	6,153	-	-	6,153
Total	$6,153	$3,188	$-	$9,341

Our plan assets also include cash and cash equivalents of $0.3 million and $0.4 million at December 31, 2013 and 2012, respectively, and are carried at cost which approximates fair value.

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.3 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012

Deferred tax liabilities:
Deferred policy acquisition costs	$(7,905)	$(8,719)
Net unrealized holding gain on investments	(9,730)	(5,622)
Agency relationship	(85)	(94)
Intangible assets	(6,129)	(6,852)
Goodwill	(325)	(116)
Fixed assets	(499)	(685)
Other	(263)	(275)
Total deferred tax liabilities	(24,936)	(22,363)

Deferred tax assets:
Unearned premiums	9,822	9,806
Alternative minimum tax	442	1,651
Amortization of non-compete agreements	417	476
Pension liability	797	1,591
Net operating loss carry-forward	611	702
Unpaid loss and loss adjustment expense	8,173	7,549
Rent reserve	366	363
Investment impairments	660	1,256
Other	823	909
Total deferred tax assets	22,111	24,303

Deferred federal income taxes, net	$(2,825)	$1,940

A reconciliation of the income tax provisions based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	2013	2012	2011

Computed expected income tax expense (benefit) at statutory regulatory tax rate	$3,878	$1,181	$(6,926)
Meals and entertainment	25	28	44
Tax exempt interest	(1,314)	(1,631)	(1,835)
Dividends received deduction	(101)	(111)	(99)
State taxes (net of federal benefit)	276	298	84
Other	71	(239)	(222)
Income tax expense (benefit)	$2,835	$(474)	$(8,954)

Current income tax expense (benefit)	$3,092	$2,377	$(6,059)
Deferred tax benefit	(257)	(2,851)	(2,895)
Income tax expense (benefit)	$2,835	$(474)	$(8,954)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

We have available, for federal income tax purposes, unused net operating loss of approximately $1.7 million at December 31, 2013. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code provides that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year
2021	$650
2022	878
2028	2
2030	25
2031	45
2032	77
2033	70
$1,747

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2010. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2013.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2022. Certain of these leases contain renewal options. Rental expense amounted to $2.2 million, $2.3 million and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Year
2014	$1,987
2015	1,969
2016	1,641
2017	1,484
2018	1,193
2019 and thereafter	3,166
Total minimum lease payments	$11,440

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We paid an assessment of $29 thousand in 2013. We paid an assessment of $0.1 million in 2012 that was expensed. There were no assessments during 2011.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. During the past year we have been engaged in conversations with the Comptroller’s counsel. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2013 related to this matter.

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2013, 2012, and 2011 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2011	$(2,024)	$11,661	$9,637
Other comprehensive loss:
Change in net actuarial loss	(1,468)	-	(1,468)
Tax effect on change in net actuarial loss	514	-	514
Unrealized holding gains arising during the period	-	191	191
Tax effect on unrealized gains arising during the period	-	(67)	(67)
Reclassification adjustment for gains included in net realized gains	-	(3,633)	(3,633)
Tax effect on reclassification adjustment for gains included in income tax expense	-	1,272	1,272
Other comprehensive loss, net of tax	(954)	(2,237)	(3,191)

Balance at December 31, 2011	$(2,978)	$9,424	$6,446
Other comprehensive income:
Change in net actuarial gain	37	-	37
Tax effect on change in net actuarial gain	(13)	-	(13)
Unrealized holding gains arising during the period	-	4,388	4,388
Tax effect on unrealized gains arising during the period	-	(1,536)	(1,536)
Reclassification adjustment for gains included in net realized gains	-	(2,189)	(2,189)
Tax effect on reclassification adjustment for gains included in income tax expense	-	766	766
Other comprehensive income, net of tax	24	1,429	1,453

Balance at December 31, 2012	$(2,954)	$10,853	$7,899
Other comprehensive income:
Change in net actuarial gain	2,268	-	2,268
Tax effect on change in net actuarial gain	(794)	-	(794)
Unrealized holding gains arising during the period	-	22,094	22,094
Tax effect on unrealized gains arising during the period	-	(7,733)	(7,733)
Reclassification adjustment for gains included in net realized gains	-	(10,540)	(10,540)
Tax effect on reclassification adjustment for gains included in income tax expense	-	3,689	3,689
Other comprehensive income, net of tax	1,474	7,510	8,984

Balance at December 31, 2013	$(1,480)	$18,363	$16,883

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2013.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2013 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011

19.	Unaudited Selected Quarterly Financial Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$93,141	$99,299	$108,613	$88,375	$82,986	$84,571	$85,620	$88,623
Total expense	90,978	104,616	99,141	83,613	82,769	88,722	80,599	86,336
Income (loss) before tax	2,163	(5,317)	9,472	4,762	217	(4,151)	5,021	2,287
Income tax expense (benefit)	469	(2,166)	3,198	1,334	23	(2,351)	1,350	504
Net income (loss)	1,694	(3,151)	6,274	3,428	194	(1,800)	3,671	1,783
Net income attributable to non-controlling interest	-	-	-	-	23	43	258	-
Net income (loss) attributable to Hallmark Financial Services, Inc.	$1,694	(3,151)	$6,274	$3,428	$171	$(1,843)	$3,413	$1,783

Basic earnings (loss) per share:	$0.09	$(0.16)	$0.33	$0.18	$0.01	$(0.10)	$0.18	$0.09

Diluted earnings (loss) per share:	$0.09	$(0.16)	$0.32	$0.18	$0.01	$(0.10)	$0.18	$0.09

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2013 and 2012

(In thousands)

	2013	2012

ASSETS
Cash and cash equivalents	$8,063	$1,112
Investment in subsidiaries	316,295	296,258
Deferred federal income taxes	930	2,112
Other assets	3,729	3,416

	$329,017	$302,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$1,473
Subordinated debt securities	56,702	56,702
Current federal income tax payable	3,353	7,047
Accounts payable and other accrued expenses	29,371	17,139

	90,899	82,361

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2013 and in 2012	3,757	3,757
Capital in excess of par value	122,827	122,475
Retained earnings	106,209	97,964
Accumulated other comprehensive income	16,883	7,899
Treasury stock (1,609,374 shares in 2013 and 2012), at cost	(11,558)	(11,558)

Total stockholders’ equity	238,118	220,537

Total liabilities and stockholders’ equity	$329,017	$302,898

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011

Investment loss, net of expenses	$(190)	$(181)	$(194)
Management fee income	8,518	8,485	7,288
	8,328	8,304	7,094

Operating expenses	7,764	8,079	7,851
Interest expense	4,599	4,634	4,631
Amortization of intangible assets	-	17	42

	12,363	12,730	12,524

Loss before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	(4,035)	(4,426)	(5,430)

Income tax benefit	(1,227)	(1,627)	(1,669)

Loss before equity in undistributed earnings (loss) of subsidiaries	(2,808)	(2,799)	(3,761)
Equity in undistributed share of earnings (loss) in subsidiaries	11,053	6,323	(7,130)

Net income (loss)	$8,245	$3,524	$(10,891)

Comprehensive income (loss)	$17,229	$4,977	$(14,082)

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$8,245	$3,524	$(10,891)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	92	113	168
Deferred income tax expense (benefit)	1,182	(1,725)	(215)
Undistributed share of (earnings) loss of subsidiaries	(11,053)	(6,323)	7,130
Change in current federal income tax (recoverable)payable	(3,694)	4,030	(4,838)
Change in all other liabilities	12,232	357	5,155
Change in all other assets	63	450	1,074

Net cash provided by (used in) operating activities	7,067	426	(2,417)

Cash flows from investing activities:
Purchases of property and equipment, net	(116)	(46)	(205)

Net cash used in investing activities	(116)	(46)	(205)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	-	99
Purchase of treasury shares	-	-	(6,401)
Activity under revolving credit facility, net	-	(2,577)	1,250
Net cash used in financing activities	-	(2,577)	(5,052)

Increase (decrease) in cash and cash equivalents	6,951	(2,197)	(7,674)
Cash and cash equivalents at beginning of year	1,112	3,309	10,983
Cash and cash equivalents at end of year	$8,063	$1,112	$3,309

Supplemental cash flow information:
Interest paid	$(4,599)	$(4,656)	$(4,620)

Income taxes (paid) recovered	$(1,285)	$3,932	$(3,383)

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other				Amortization
	Deferred	Claims and		Policy			Benefits,	of Deferred
	Policy	Loss		Claims		Net	Claims, Losses	Policy	Other	Net
	Acquisition	Adjustment	Unearned	and Benefits	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2013
Personal Segment	$660	$38,294	$17,989	$-	$63,800	$2,065	$52,656	$17,759	$16,957	$45,644
Standard Commercial Segment	6,124	111,473	36,309	-	78,176	5,031	56,143	8,254	25,313	79,466
Specialty Commercial Segment	15,802	232,873	131,005	-	218,565	11,021	152,546	31,264	56,974	235,655
Corporate	-	-	-	-	-	(5,233)	-	-	7,720	-

Consolidated	$22,586	$382,640	$185,303	$-	$360,541	$12,884	$261,345	$57,277	$106,964	$360,765

2012
Personal Segment	$4,952	$40,387	$21,125	$-	$81,451	$2,449	$69,606	$17,250	$26,413	$76,345
Standard Commercial Segment	5,968	103,610	35,073	-	69,155	4,925	52,828	10,825	22,742	70,091
Specialty Commercial Segment	13,991	169,419	106,304	-	168,830	9,435	103,980	31,730	49,170	186,053
Corporate	-	-	-	-	-	(1,516)	-	-	7,825	-

Consolidated	$24,911	$313,416	$162,502	$-	$319,436	$15,293	$226,414	$59,805	$106,150	$332,489

2011
Personal Segment	$6,020	$53,280	$26,307	$-	$92,962	$2,470	$101,030	$13,865	$29,706	$95,655
Standard Commercial Segment	5,976	100,487	32,854	-	64,586	4,061	50,940	12,721	20,589	63,944
Specialty Commercial Segment	10,558	143,178	86,943	-	135,493	7,416	87,265	21,189	39,471	144,277
Corporate	-	-	-	-	-	1,933	-	-	6,962	-

Consolidated	$22,554	$296,945	$146,104	$-	$293,041	$15,880	$239,235	$47,775	$96,728	$303,876

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	From Other	Net	of Amount
Year Ended December 31, 2013	Amount	Companies	Companies	Amount	Assumed to Net
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	434,022	76,685	3,204	360,541	0.89%
Title Insurance	-	-	-	-
Total premiums	$434,022	$76,685	$3,204	$360,541	0.89%

Year Ended December 31, 2012
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	369,735	54,413	4,114	319,436	1.29%
Title Insurance	-	-	-	-
Total premiums	$369,735	$54,413	$4,114	$319,436	1.29%

Year Ended December 31, 2011
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	344,642	57,039	5,438	293,041	1.86%
Title Insurance	-	-	-	-
Total premiums	$344,642	$57,039	$5,438	$293,041	1.86%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves					Claims and Claim Adjustment		Amortization	Paid
	Deferred	for Unpaid	Discount				Expenses Incurred Related to		of Deferred	Claims and
Affiliation	Policy	Claims and	if any,			Net	(1)	(2)	Policy	Claims
With	Acquisition	Claim Adjustment	Deducted	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Net Premiums
Registrant	Costs	Expenses	In Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
(a) Consolidated
property-casualty
Entities
2013	$22,586	$382,640	$-	$185,303	$360,541	$12,884	$251,391	$9,954	$57,277	$212,709	$360,765
2012	$24,911	$313,416	$-	$162,502	$319,436	$15,293	$230,089	$(3,675)	$59,805	$217,483	$332,489
2011	$22,554	$296,945	$-	$146,104	$293,041	$15,880	$222,869	$16,366	$47,775	$206,873	$303,876

See accompanying report of independent registered public accounting firm.

