Form 10-Q
period 2014-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2014-05-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,263,457 shares outstanding as of May 8, 2014.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31	December 31
	2014	2013
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $414,555 in 2014 and $408,627 in 2013)	$415,533	$410,095
Equity securities, available-for-sale, at fair value (cost: $24,910 in 2014 and $24,902 in 2013)	49,987	51,230
Total investments	465,520	461,325

Cash and cash equivalents	153,293	141,666
Restricted cash	11,712	12,190
Ceded unearned premiums	46,335	44,988
Premiums receivable	72,782	71,157
Accounts receivable	3,308	2,382
Receivable for securities	1,609	1,320
Reinsurance recoverable	85,140	76,818
Deferred policy acquisition costs	22,852	22,586
Goodwill	44,695	44,695
Intangible assets, net	19,314	19,953
Prepaid expenses	2,863	1,531
Other assets	8,033	8,412

Total assets	$937,456	$909,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$1,473	$1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	395,654	382,640
Unearned premiums	186,994	185,303
Reinsurance balances payable	20,622	20,598
Pension liability	1,291	1,433
Payable for securities	12,315	206
Federal income tax payable	1,805	719
Deferred federal income taxes, net	2,530	2,825
Accounts payable and other accrued expenses	16,458	19,006
Total liabilities	$695,844	$670,905

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2014 and 2013	3,757	3,757
Additional paid-in capital	122,937	122,827
Retained earnings	110,757	106,209
Accumulated other comprehensive income	15,719	16,883
Treasury stock (1,609,374 shares in 2014 and 2013), at cost	(11,558)	(11,558)
	241,612	238,118

Total stockholders' equity	$937,456	$909,023

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Gross premiums written	$116,082	$108,147
Ceded premiums written	(33,161)	(14,251)
Net premiums written	82,921	93,896
Change in unearned premiums	(344)	(7,408)
Net premiums earned	82,577	86,488

Investment income, net of expenses	3,241	3,628
Net realized gains	185	1,176
Finance charges	1,384	1,425
Commission and fees	(290)	341
Other income	12	83
Total revenues	87,109	93,141

Losses and loss adjustment expenses	52,770	61,738
Other operating expenses	26,136	27,194
Interest expense	1,152	1,149
Amortization of intangible assets	639	897

Total expenses	80,697	90,978

Income before tax	6,412	2,163
Income tax expense	1,864	469
Net income	$4,548	$1,694

Net income per share :

Basic	$0.24	$0.09
Diluted	$0.23	$0.09

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$4,548	$1,694
Other comprehensive (loss) income:

Change in net actuarial gain	40	123

Tax effect on change in net actuarial gain	(14)	(43)

Unrealized holding (losses) gains arising during the period	(1,646)	8,898

Tax effect on unrealized holding (losses) gains arising during the period	576	(3,114)

Reclassification adjustment for gains included in net income	(185)	(1,176)

Tax effect on reclassification adjustment for gains included in net income	65	411

Other comprehensive (loss) income, net of tax	(1,164)	5,099
Comprehensive income	$3,384	$6,793

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2014	2013

Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,827	122,475
Equity based compensation	110	63
Balance, end of period	122,937	122,538

Retained Earnings
Balance, beginning of period	106,209	97,964
Net income	4,548	1,694
Balance, end of period	110,757	99,658

Accumulated Other Comprehensive Income
Balance, beginning of period	16,883	7,899
Additional minimum pension liability, net of tax	26	80
Net unrealized holding (losses) gains arising during period, net of tax	(1,070)	5,784
Reclassification adjustment for gains included in net income, net of tax	(120)	(765)
Balance, end of period	15,719	12,998

Treasury Stock
Balance, beginning of period	(11,558)	(11,558)

Balance, end of period	(11,558)	(11,558)

Total Stockholders' Equity	$241,612	$227,393

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$4,548	$1,694
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	844	1,189
Deferred federal income taxes expense (benefit)	239	(60)
Net realized gains	(185)	(1,176)
Share-based payments expense	110	63
Change in ceded unearned premiums	(1,347)	(519)
Change in premiums receivable	(1,625)	(5,651)
Change in accounts receivable	(926)	280
Change in deferred policy acquisition costs	(266)	(1,406)
Change in unpaid losses and loss adjustment expenses	13,014	15,315
Change in unearned premiums	1,691	7,927
Change in reinsurance recoverable	(8,322)	(5,637)
Change in reinsurance balances payable	24	(120)
Change in current federal income tax payable	1,086	(898)
Change in all other liabilities	(2,690)	(6,249)
Change in all other assets	(1,088)	1,073

Net cash provided by operating activities	5,107	5,825

Cash flows from investing activities:
Purchases of property and equipment	(98)	(154)
Net transfers from (into) restricted cash	478	(647)
Purchases of investment securities	(33,149)	(44,190)
Maturities, sales and redemptions of investment securities	39,289	45,471

Net cash provided by investing activities	6,520	480

Cash flows from financing activities:

Net cash from financing activities	-	-

Increase in cash and cash equivalents	11,627	6,305
Cash and cash equivalents at beginning of period	141,666	85,145
Cash and cash equivalents at end of period	$153,293	$91,450
Supplemental cash flow information:

Interest paid	$1,152	$1,149
Income taxes paid	$539	$1,427
Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(289)	$(5,650)
Change in payable for securities related to investment purchases that settled after the balance sheet date	$12,109	$14,928

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

We pursue our business activities primarily through subsidiaries whose operations are organized into five business units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C business unit handles commercial insurance products and services in the standard market. Our Workers Compensation business unit specializes in small and middle market workers compensation business. Our E&S Commercial business unit handles primarily commercial insurance products and services in the excess and surplus lines market. Our Hallmark Select business unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance, (iii) medical professional liability insurance products and services, and (iv) satellite launch insurance products. Our Personal Lines business unit handles personal insurance products and services. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas, Hallmark Insurance Company, Hallmark Specialty Insurance Company, Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

These five business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial P&C business unit and our Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit and our Hallmark Select business unit, as well as certain specialty risk programs which are managed by Hallmark. The Personal Segment presently consists solely of our Personal Lines business unit.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2014 and 2013 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $51.3 million as of March 31, 2014. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

3. Business Combinations

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$75,305	$-	$75,305
Corporate bonds	-	40,837	-	40,837
Collateralized corporate bank loans	-	98,636	509	99,145
Municipal bonds	-	143,687	16,993	160,680
Mortgage-backed	-	39,566	-	39,566
Total debt securities	-	398,031	17,502	415,533

Total equity securities	49,987	-	-	49,987
Total debt and equity securities	$49,987	$398,031	$17,502	$465,520

	As of December 31, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$78,753	$-	$78,753
Corporate bonds	-	43,875	-	43,875
Collateralized corporate bank loans	-	101,585	593	102,178
Municipal bonds	-	140,628	16,924	157,552
Mortgage-backed	-	27,737	-	27,737
Total debt securities	-	392,578	17,517	410,095

Total equity securities	51,230	-	-	51,230
Total debt and equity securities	$51,230	$392,578	$17,517	$461,325

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as Level 3 is based on discounted cash flows using current yield to maturity of 9.0%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows. Significant changes in the unobservable inputs in the fair value measurement of our municipal bonds and collateralized corporate bank loan could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013 (in thousands):

Beginning balance as of January 1, 2014	$17,517

Sales	-
Settlements	(82)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	67
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2014	$17,502

Beginning balance as of January 1, 2013	$19,668
Sales	-
Settlements	(74)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	486
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2013	$20,080

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2014	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$75,390	$44	$(129)	$75,305
Corporate bonds	39,917	1,357	(437)	40,837
Collateralized corporate bank loans	99,555	447	(857)	99,145
Municipal bonds	159,924	2,559	(1,803)	160,680
Mortgage-backed	39,769	600	(803)	39,566

Total debt securities	414,555	5,007	(4,029)	415,533

Total equity securities	24,910	25,567	(490)	49,987

Total debt and equity securities	$439,465	$30,574	$(4,519)	$465,520

As of December 31, 2013

U.S. Treasury securities and obligations of U.S. Government	$78,894	$24	$(165)	$78,753
Corporate bonds	42,946	1,379	(450)	43,875
Collateralized corporate bank loans	102,053	614	(489)	102,178
Municipal bonds	156,950	2,577	(1,975)	157,552
Mortgage-backed	27,784	460	(507)	27,737

Total debt securities	408,627	5,054	(3,586)	410,095

Total equity securities	24,902	26,642	(314)	51,230

Total debt and equity securities	$433,529	$31,696	$(3,900)	$461,325

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

U.S. Treasury securities and obligations of U.S. Government	$-	$-
Corporate bonds	154	358
Collateralized corporate bank loans	59	173
Municipal bonds	(28)	(8)
Equity securities	-	653
Gain on investments	185	1,176
Other-than-temporary impairments	-	-
Net realized gains	$185	$1,176

We realized gross gains on investments of $0.2 million and $1.2 million during the three months ended March 31, 2014 and 2013, respectively. We realized gross losses on investments of $28 thousand and $8 thousand for the three months ended March 31, 2014 and 2013.   We recorded proceeds from the sale of investment securities of $11.3 million and $8.2 million during the three months ended March 31, 2014 and 2013, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$32,220	$(129)	$-	$-	$32,220	$(129)
Corporate bonds	5,603	(263)	4,333	(174)	9,936	(437)
Collateralized corporate bank loans	39,055	(830)	3,682	(27)	42,737	(857)
Municipal bonds	31,732	(393)	31,119	(1,410)	62,851	(1,803)
Mortgage-backed	3,522	(322)	4,237	(481)	7,759	(803)
Total debt securities	112,132	(1,937)	43,371	(2,092)	155,503	(4,029)

Total equity securities	144	(60)	2,603	(430)	2,747	(490)

Total debt and equity securities	$112,276	$(1,997)	$45,974	$(2,522)	$158,250	$(4,519)

	As of December 31, 2013
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$47,162	$(165)	$-	$-	$47,162	$(165)
Corporate bonds	5,649	(56)	4,421	(394)	10,070	(450)
Collateralized corporate bank loans	23,026	(422)	6,968	(67)	29,994	(489)
Municipal bonds	35,719	(413)	34,684	(1,562)	70,403	(1,975)
Mortgage-backed	1,383	(229)	4,840	(278)	6,223	(507)
Total debt securities	112,939	(1,285)	50,913	(2,301)	163,852	(3,586)

Total equity securities	316	(2)	2,721	(312)	3,037	(314)

Total debt and equity securities	$113,255	$(1,287)	$53,634	$(2,613)	$166,889	$(3,900)

At March 31, 2014, the gross unrealized losses more than twelve months old were attributable to 61 debt security positions. At December 31, 2013, the gross unrealized losses more than twelve months old were attributable to 84 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2014 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$64,572	$64,783
Due after one year through five years	174,204	175,424
Due after five years through ten years	98,548	98,875
Due after ten years	37,462	36,885
Mortgage-backed	39,769	39,566
	$414,555	$415,533

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $21.4 million and $29.1 million at March 31, 2014 and December 31, 2013, respectively.

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

We recorded $1.2 million of favorable development in reserve estimates during the three months ended March 31, 2014. The $1.2 million of favorable development recognized during the first quarter of 2014 was attributable to $2.6 million favorable development on claims incurred in the 2013 accident year and $0.3 million of favorable development recognized in the 2011 accident year, partially offset by $1.2 million of unfavorable development recognized in the 2012 accident year and $0.5 million of unfavorable development in the 2010 and prior accident years. Our Standard Commercial P&C business unit accounted for $1.1 million of the favorable development recognized during the first quarter of 2014. Our Personal Lines business unit accounted for $0.7 million of the favorable development. Our Hallmark Select business unit accounted for $0.1 million of the favorable development. Our Workers Compensation business unit accounted for $0.1 million of the favorable development. These favorable developments were offset by $0.8 million of unfavorable development in our E&S Commercial business unit.

The favorable development of $1.1 million for our Standard Commercial P&C business unit in the first quarter of 2014 was primarily driven by favorable claims development in our commercial auto liability and general liability lines of business in the 2011 accident year and our general liability line of business in the 2010 and prior accident years. The favorable development of $0.7 million in our Personal Lines business unit was primarily attributable to the 2013 accident year. The favorable development in our Hallmark Select business unit of $0.1 million was attributable to our general aviation line of business. The favorable development in our Workers Compensation business unit was attributable to the 2012 and prior accident years. The unfavorable development in our E&S Commercial business unit was attributable to the 2012 and prior accident years in both commercial auto liability and general liability lines of business, partially offset by favorable development in the 2013 accident year in commercial auto liability lines of business.

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

The unfavorable development for our E&S Commercial business unit of $3.5 million in the first quarter of 2013 was primarily driven by unfavorable claims development in the 2011 and 2010 accident years as a result of unfavorable loss development in commercial auto liability. The favorable development for our Hallmark Select business unit of $0.5 million was driven by favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. The favorable loss development for our Personal Lines business unit of $0.3 million was attributable to the 2012 and 2011 accident years, partially offset by unfavorable development in the 2010 and prior accident years. The favorable loss development for our Standard Commercial P&C business unit of $0.7 million was primarily related to commercial auto liability in the 2010 and prior accident years, partially offset by unfavorable loss development related to commercial property in the 2012 accident year.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of March 31, 2014, there were outstanding incentive stock options to purchase 1,083,332 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 355,277 shares of our common stock. There are 241,401 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Stock Options:

Incentive stock options granted under the 2005 LTIP prior to 2009 vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. Incentive stock options granted in 2009 and one grant of 5,000 incentive stock options in 2011 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant. One grant of 25,000 incentive stock options in 2010 vest in equal annual increments on each of the first three anniversary dates and terminate ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.

A summary of the status of our stock options as of March 31, 2014 and changes during the three months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2014	1,387,489	$9.66
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2014	1,387,489	$9.66	4.0	$978
Exercisable at March 31, 2014	1,181,417	$10.19	3.8	$633

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Intrinsic value of options exercised	$-	$-

Cost of share-based payments (non-cash)	$48	$63

Income tax benefit of share-based payments recognized in income	$8	$8

As of March 31, 2014, there was $412 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $153 thousand is expected to be recognized for the remainder of 2014, $203 thousand is expected to be recognized during 2015, $53 thousand is expected to be recognized in 2016 and $3 thousand is expected to be recognized in 2017.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first quarter of 2014 or 2013.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units is $9.20 per unit. The Company incurred $62 thousand of compensation expense related to the restricted stock units during the three months ended March 31, 2014. No compensation expense was incurred related to the restricted stock units during the three months ended March 31, 2013.

A summary of the status of our restricted stock units as of March 31, 2014 and changes during the three months then ended is presented below:

Number of
Restricted
Stock Units

Nonvested at January 1, 2014	236,851
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2014	236,851

As of March 31, 2014, there was $444 thousand of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $186 thousand is expected to be recognized during the remainder of 2014, $209 thousand is expected to be recognized in 2015 and $49 thousand is expected to be recognized in 2016.

9. Segment Information

The following is business segment information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Standard Commercial Segment	$20,341	$20,288
Specialty Commercial Segment	62,482	51,680
Personal Segment	5,592	20,978
Corporate	(1,306)	195
Consolidated	$87,109	$93,141

Pre-tax income (loss):
Standard Commercial Segment	$1,221	$1,477
Specialty Commercial Segment	9,924	3,698
Personal Segment	(31)	(64)
Corporate	(4,702)	(2,948)
Consolidated	$6,412	$2,163

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013
Assets

Standard Commercial Segment	$140,209	$142,143
Specialty Commercial Segment	554,475	536,894
Personal Segment	223,218	210,825
Corporate	19,554	19,161
	$937,456	$909,023

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2014 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Ceded earned premiums	$31,813	$13,733
Reinsurance recoveries	$19,757	$6,955

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $6.0 million retention up to $29.0 million for each catastrophic occurrence, subject to an aggregate limit of $58.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase proportional reinsurance where we cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of occupational accident reinsurance are:

o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. Effective March 1, 2014, we purchase proportional reinsurance where we cede 80% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit. For policies written effective February 1, 2013 through February 28, 2014, we ceded 60% of these risks to reinsurers.

•	Personal Auto. We purchase proportional reinsurance where we cede 90% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	Professional Liability. We purchase proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retain 60% of each risk and cede the remaining 40% to reinsurers. In states where we are not yet licensed to offer a non-admitted product, we utilize a fronting arrangement pursuant to which we assume all of the risk and then retrocede a portion of that risk under the same proportional reinsurance treaty.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of March 31, 2014, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.73% per annum.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2014, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Deferred	$(15,455)	$(16,489)
Amortized	15,189	15,083

Net	$(266)	$(1,406)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Weighted average shares - basic	19,263	19,263
Effect of dilutive securities	100	89
Weighted average shares - assuming dilution	19,363	19,352

For each of the three months ended March 31, 2014 and 2013, 779,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest cost	$133	$126
Amortization of net gain	40	123
Expected return on plan assets	(174)	(154)
Net periodic pension cost	$(1)	$95
Contributed amount	$100	$11

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the three months ended March 31, 2014 and 2013 was 29.1% and 21.7%, respectively, which varied from the statutory tax rate due in large part to significant tax exempt income in both periods.

17. Commitments and Contingencies

We are engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2014 and 2013 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income
Balance at December 31, 2012	$(2,954)	$10,853	$7,899
Other comprehensive income :
Change in net actuarial gain	123	-	123
Tax effect on change in net actuarial gain	(43)	-	(43)
Unrealized holding gains arising during the period	-	8,898	8,898
Tax effect on unrealized gains arising during the period	-	(3,114)	(3,114)
Reclassification adjustment for gains included in net realized gains	-	(1,176)	(1,176)
Tax effect on reclassification adjustment for gains included in income tax expense	-	411	411
Other comprehensive income , net of tax	80	5,019	5,099
Balance at March 31, 2013	$(2,874)	$15,872	$12,998
Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income :
Change in net actuarial gain	40	-	40
Tax effect on change in net actuarial gain	(14)	-	(14)
Net unrealized holding losses arising during the period	-	(1,646)	(1,646)
Tax effect on unrealized losses arising during the period	-	576	576
Reclassification adjustment for gains included in net realized gains	-	(185)	(185)
Tax effect on reclassification adjustment for gains included in income tax expense	-	65	65
Other comprehensive income (loss), net of tax	26	(1,190)	(1,164)
Balance at March 31, 2014	$(1,454)	$17,173	$15,719

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

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, satellite launch, commercial umbrella and excess liability and medical professional liability insurance products and services handled by our Hallmark Select business unit, as well as certain specialty risk programs which are managed at the parent level.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters, manufactured homes, motorcycle and business auto insurance products and services handled by our Personal Lines business unit.

The retained premium produced by these reportable segments is supported by our American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark Insurance Company (“HIC”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”) insurance subsidiaries. In addition, control and management of Hallmark County Mutual (“HCM”) is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

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

Results of Operations

Management Overview During the three months ended March 31, 2014 our total revenues were $87.1 million, representing a 6.5% decrease from the $93.1 million in total revenues for the same period of 2013.  The decrease in revenue was primarily attributable to lower net premiums earned in our Personal Segment due to quota share reinsurance contracts entered into during 2013. Further contributing to the decrease in revenue were lower net realized gains on our investment portfolio, lower net investment income and an adverse profit share commission revenue adjustment in our Standard Commercial Segment compared to a favorable profit share commission adjustment for the three months ended March 31, 2013. These decreases in revenue were partially offset by increased premium production and resulting earned premium driven largely from our Specialty Commercial Segment.

The decrease in revenue for the three months ended March 31, 2014 was offset by decreased loss and loss adjustment expenses (“LAE”) of $9.0 million as compared to the same period in 2013. During the three months ended March 31, 2014 we recorded $1.2 million of favorable prior year loss reserve development as compared to $2.0 million of unfavorable prior year loss reserve development for the same period of 2013. Further contributing to the lower loss and LAE were lower current accident year loss trends in our Specialty Commercial Segment primarily driven by our Hallmark Select business unit. Other operating expenses also decreased due mostly to lower production related expenses in our Personal Segment, partially offset by increased production related expenses in our Specialty Commercial Segment.

We reported net income of $4.5 million for the three months ended March 31, 2014, as compared to $1.7 million net income for the same period during 2013. On a diluted basis per share, we reported net income of $0.23 per share for the three months ended March 31, 2014, as compared to net income of $0.09 per share for the same period in 2013.

First Quarter 2014 as Compared to First Quarter 2013

The following is additional business segment information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Gross premiums written	$20,981	21,642	$74,922	65,306	$20,179	21,199	$-	-	$116,082	108,147
Ceded premiums written	(1,969)	(1,995)	(14,229)	(10,932)	(16,963)	(1,324)	-	-	(33,161)	(14,251)
Net premiums written	19,012	19,647	60,693	54,374	3,216	19,875	-	-	82,921	93,896
Change in unearned premiums	388	(1,117)	(1,420)	(5,521)	688	(770)	-	-	(344)	(7,408)
Net premiums earned	19,400	18,530	59,273	48,853	3,904	19,105	-	-	82,577	86,488

Total revenues	20,341	20,288	62,482	51,680	5,592	20,978	(1,306)	195	87,109	93,141

Losses and loss adjustment expenses	12,823	12,583	36,941	34,436	3,006	14,719	-	-	52,770	61,738

Pre-tax income (loss)	1,221	1,477	9,924	3,698	(31)	(64)	(4,702)	(2,948)	6,412	2,163

Net loss ratio (1)	66.1%	67.9%	62.3%	70.5%	77.0%	77.0%			63.9%	71.4%
Net expense ratio (1)	32.7%	33.7%	26.5%	27.5%	37.5%	27.1%			30.4%	30.2%
Net combined ratio (1)	98.8%	101.6%	88.8%	98.0%	114.5%	104.1%			94.3%	101.6%

Favorable (Unfavorable) Prior Year Development	1,193	726	(648)	(2,990)	658	253	-	-	1,203	(2,011)

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.0 million for the three months ended March 31, 2014, which was $0.6 million, or 3%, less than the $21.6 million reported for the same period in 2013. Net premiums written were $19.0 million for the three months ended March 31, 2014 as compared to $19.6 million reported for the same period in 2013. The decrease in premium volume was primarily due to decreased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment was $20.3 million for both the three months ended March 31, 2014 and 2013. Net premiums earned increased $0.9 million, partially offset by a $0.4 million adverse profit share commission revenue adjustment reported during the first quarter of 2014 as compared to a favorable $0.3 million profit share commission revenue adjustment during the first quarter of 2013, as well as lower net investment income of $0.1 million and lower finance charges of $0.1 million during the three months ended March 31, 2014 as compared to the same period in 2013.

Our Standard Commercial Segment reported pre-tax income of $1.2 million for the three months ended March 31, 2014 which was $0.3 million lower than the $1.5 million reported for the same period of 2013. Higher loss and LAE of $0.2 million and higher operating expenses of $0.1 million were the primary drivers for the lower pre-tax income.

The Standard Commercial Segment reported a net loss ratio of 66.1% for the three months ended March 31, 2014 as compared to 67.9% for the same period of 2013. The gross loss ratio before reinsurance for the three months ended March 31, 2014 was 64.8% as compared to the 64.9% reported for the same period of 2013. The lower gross and net loss ratios for the three months ended March 31, 2014 were primarily the result of favorable loss reserve development of $1.2 million as compared to favorable loss reserve development of $0.7 million during the same period of 2013. The Standard Commercial Segment reported a net expense ratio of 32.7% for the three months ended March 31, 2014 as compared to 33.7% for the same period in 2013. The decrease in the expense ratio is due in large part to the increase in net premiums earned for the three months ended March 31, 2014 as compared to the same period during 2013.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $74.9 million for the three months ended March 31, 2014, which was $9.6 million, or 15%, more than the $65.3 million reported for the same period in 2013. Net premiums written were $60.7 million for the three months ended March 31, 2014 as compared to $54.4 million reported for the same period in 2013. The increase in premium volume was primarily due to increased premium production in our E&S Commercial business unit.

The $62.5 million of total revenue for the three months ended March 31, 2014 was $10.8 million higher than the $51.7 million reported by the Specialty Commercial Segment for the same period in 2013. This 21% increase in revenue was primarily due to higher net premiums earned of $10.4 million largely from increased production in our E&S Commercial business unit and higher net investment income of $0.4 million for the three months ended March 31, 2014 as compared to the same period during 2013.

Pre-tax income for the Specialty Commercial Segment of $9.9 million for the first quarter of 2014 was $6.2 million higher than the $3.7 million reported for the same period in 2013. The increase in pre-tax income was primarily due to the increased revenue discussed above, partially offset by higher loss and LAE expenses of $2.5 million and higher operating expenses of $2.2 million. Lower amortization of intangible assets of $0.1 million further contributed to the increase in pre-tax income. Our E&S Commercial business unit reported a $4.3 million increase in loss and LAE due primarily to increased premium production partially offset by lower adverse prior year loss reserve development. Our Hallmark Select business unit reported a $1.8 million decrease in loss and LAE which consisted of (a) a $2.1 million decrease in loss and LAE due primarily to lower current accident year loss trends in our general aviation lines of business, (b) a $0.5 million decrease in loss and LAE in our satellite launch products due to lower current accident year loss trends, partially offset by (c) a $0.1 million increase in loss and LAE attributable to our medical professional liability insurance products, and (d) a $0.7 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business. The increase in operating expenses for the three months ended March 31, 2014 was primarily the result of increased production related expenses of $1.7 million and increased salary and related expenses of $0.5 million.

The Specialty Commercial Segment reported a net loss ratio of 62.3% for the three months ended March 31, 2014 as compared to 70.5% for the same period during 2013. The gross loss ratio before reinsurance was 61.5% for the three months ended March 31, 2014 as compared to 68.8% for the same period in 2013. The lower gross and net loss ratios include $0.7 million unfavorable prior years’ loss reserve development for the three months ended March 31, 2014 as compared to $3.0 million unfavorable prior years’ loss reserve development for the same period of 2013.

Personal Segment

Gross premiums written for the Personal Segment were $20.2 million for the three months ended March 31, 2014, which was $1.0 million less than the $21.2 million reported for the same period in 2013. Net premiums written for our Personal Segment were $3.2 million in the first quarter of 2014, which was a decrease of $16.7 million from the $19.9 million reported for the same period of 2013. The decrease in net premium written was due mostly to quota share reinsurance contracts entered into during the first quarter of 2013 on our low value dwelling/homeowners, renters, and manufactured homes lines of business and during the fourth quarter of 2013 on our non-standard automobile risks produced in certain states.

Total revenue for the Personal Segment was $5.6 million for the first quarter of 2014, which was $15.4 million less than the $21.0 million reported for the same period of 2013. Lower net premiums earned of $15.2 million, decreased net investment income of $0.1 million and decreased other income of $0.1 million were the primary reasons for the decrease in revenue for the period.

Pre-tax loss for the Personal Segment was $31 thousand for the three months ended March 31, 2014 as compared to pre-tax loss of $64 thousand for the same period of 2013. The lower pre-tax loss was primarily the result of decreased losses and LAE of $11.7 million, lower operating expenses of $3.6 million primarily due to lower production related expenses driven by increased ceding commission on the quota share agreements entered into during 2013, and lower amortization of intangible assets of $0.1 million. The decline in pre-tax loss was partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 77.0% for both the three months ended March 31, 2014 and 2013. The gross loss ratio before reinsurance was 71.3% for the three months ended March 31, 2014 as compared to 75.0% for the same period in 2013. The lower gross loss ratio is primarily the result of lower current accident year loss trends for the three months ended March 31, 2014 as compared to the same period of 2013. The loss and LAE during the three months ended March 31, 2014 and 2013 included favorable prior years’ loss reserve development of $0.7 million and $0.3 million, respectively. The Personal Segment reported a net expense ratio of 37.5% for the first quarter of 2014 as compared to 27.1% for the same period of 2013. The increase in the net expense ratio was due predominately to the impact of the quota share reinsurance agreements entered into during 2013, partially offset by lower operating expenses.

Corporate

Total revenue for Corporate decreased by $1.5 million for the three months ended March 31, 2014 as compared to the same period the prior year. This decrease in total revenue was due to lower net realized gains on our investment portfolio of $1.0 million as compared to the same period of the prior year and lower net investment income of $0.5 million for the three months ended March 31, 2014 as compared to the same period of the prior year.

Corporate pre-tax loss was $4.7 million for the three months ended March 31, 2014 as compared to a pre-tax loss of $2.9 million for the same period during 2013. The increase in pre-tax loss was primarily due to the decreased revenue discussed above and higher operating expenses of $0.3 million due primarily to higher salary and related expenses during the three months ended March 31, 2014 as compared to the same period during 2013.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2014, Hallmark had $8.9 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $5.4 million as of March 31, 2014. As of that date, our insurance subsidiaries held $139.0 million of unrestricted cash and cash equivalents as well as $415.5 million in debt securities with an average modified duration of 2.8 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2014, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.6 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2014, our insurance company subsidiaries paid $2.0 million in dividends to Hallmark. None of our insurance company subsidiaries paid a dividend to Hallmark during the 2013 fiscal year.

Comparison of March 31, 2014 to December 31, 2013

On a consolidated basis, our cash and investments (excluding restricted cash) at March 31, 2014 were $618.8 million compared to $603.0 million at December 31, 2013. Cash flow from operations and the acquisition of debt securities settled subsequent to March 31, 2014 were the primary reasons for this increase.

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Net cash provided by our consolidated operating activities was $5.1 million for the first three months of 2014 compared to net cash provided by operating activities of $5.8 million for the first three months of 2013. The decrease in operating cash flow is primarily due to increased ceded premium payments and the timing of profit sharing commission settlements, partially offset by lower net paid losses, increased collected provisional ceding commission and lower taxes paid.

Net cash provided by investing activities during the first three months of 2014 was $6.5 million as compared to cash provided by investing activities during the first three months of 2013 of $0.5 million.  The increase in cash provided by investing activities during the first three months of 2014 was due to a $11.0 million decrease in purchases of debt and equity securities, a $1.1 million increase in cash flow from restricted cash and a $0.1 million decrease in purchases of property and equipment, partially offset by a $6.2 million decrease in maturities, sales and redemptions of investment securities.

There were no financing cash flow activities during the first three months of either 2014 or 2013.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of March 31, 2014, the balance on the revolving note was $1.5 million. The revolving note currently bears interest at 2.73% per annum.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2014, the balance of our Trust II subordinated debt was $25.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2013.

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

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed likely, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Taxonomy Extension Schema Document.

101 SCH+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 CAL+	XBRL Instance Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 8, 2014	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: May 8, 2014	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

