Form 10-Q
period 2014-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2014-08-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,186,064 shares outstanding as of August 7, 2014.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30	December 31
	2014	2013
ASSETS	(unaudited)
Investments:
Debt securities, available-for-sale, at fair value (cost: $424,760 in 2014 and $408,627 in 2013)	$427,147	$410,095
Equity securities, available-for-sale, at fair value (cost: $24,830 in 2014 and $24,902 in 2013)	52,553	51,230

Total investments	479,700	461,325

Cash and cash equivalents	156,365	141,666
Restricted cash	15,421	12,190
Ceded unearned premiums	60,652	44,988
Premiums receivable	79,789	71,157
Accounts receivable	3,205	2,382
Receivable for securities	1,165	1,320
Reinsurance recoverable	99,756	76,818
Deferred policy acquisition costs	19,757	22,586
Goodwill	44,695	44,695
Intangible assets, net	18,675	19,953
Prepaid expenses	2,051	1,531
Other assets	6,307	8,412

Total assets	$987,538	$909,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	-	1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	415,297	382,640
Unearned premiums	196,968	185,303
Reinsurance balances payable	34,182	20,598
Pension liability	1,116	1,433
Payable for securities	17,908	206
Federal income tax payable	844	719
Deferred federal income taxes, net	2,545	2,825
Accounts payable and other accrued expenses	16,662	19,006
Total liabilities	$742,224	$670,905

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2014 and 2013	3,757	3,757
Additional paid-in capital	123,048	122,827
Retained earnings	112,408	106,209
Accumulated other comprehensive income	18,379	16,883
Treasury stock (1,684,149 shares in 2014 and 1,609,374 in 2013), at cost	(12,278)	(11,558)
Total stockholders' equity	245,314	238,118

	$987,538	$909,023

The accompanying notes are an integral part

of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Gross premiums written	$124,440	$119,467	$240,522	$227,614
Ceded premiums written	(50,737)	(19,922)	(83,898)	(34,173)
Net premiums written	73,703	99,545	156,624	193,441
Change in unearned premiums	4,343	(6,701)	3,999	(14,109)
Net premiums earned	78,046	92,844	160,623	179,332

Investment income, net of expenses	2,986	3,278	6,227	6,906
Net realized (losses) gains	(284)	1,597	(99)	2,773
Finance charges	1,383	1,487	2,767	2,912
Commission and fees	(1,309)	79	(1,599)	420
Other income	14	14	26	97
Total revenues	80,836	99,299	167,945	192,440

Losses and loss adjustment expenses	52,502	75,059	105,272	136,797
Other operating expenses	24,510	27,578	50,646	54,772
Interest expense	1,143	1,150	2,295	2,299
Amortization of intangible assets	639	829	1,278	1,726

Total expenses	78,794	104,616	159,491	195,594

Income (loss) before tax	2,042	(5,317)	8,454	(3,154)
Income tax expense (benefit)	391	(2,166)	2,255	(1,697)
Net income (loss)	1,651	(3,151)	6,199	(1,457)

Net income (loss) per share:

Basic	$0.09	$(0.16)	$0.32	$(0.08)
Diluted	$0.09	$(0.16)	$0.32	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$1,651	$(3,151)	$6,199	$(1,457)
Other comprehensive income:

Change in net actuarial gain	41	124	81	248

Tax effect on change in net actuarial gain	(14)	(43)	(28)	(87)

Unrealized holding gains arising during the period	3,766	2,623	2,121	11,522

Tax effect on unrealized holding gains arising during the period	(1,318)	(918)	(742)	(4,033)

Reclassification adjustment for losses (gains) included in net income	284	(1,597)	99	(2,773)

Tax effect on reclassification adjustment for (losses) gains included in net income	(99)	559	(35)	970

Other comprehensive income, net of tax	2,660	748	1,496	5,847
Comprehensive income (loss)	$4,311	$(2,403)	$7,695	$4,390

The accompanying notes are an integral

part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,937	122,538	122,827	122,475
Equity based compensation	111	73	221	136
Balance, end of period	123,048	122,611	123,048	122,611

Retained Earnings
Balance, beginning of period	110,757	99,658	106,209	97,964
Net income (loss)	1,651	(3,151)	6,199	(1,457)
Balance, end of period	112,408	96,507	112,408	96,507

Accumulated Other Comprehensive Income
Balance, beginning of period	15,719	12,998	16,883	7,899
Additional minimum pension liability, net of tax	27	81	53	161
Net unrealized holding gains arising during period, net of tax	2,448	1,705	1,379	7,489
Reclassification adjustment for losses (gains) included in net income, net of tax	185	(1,038)	64	(1,803)
Balance, end of period	18,379	13,746	18,379	13,746

Treasury Stock
Balance, beginning of period	(11,558)	(11,558)	(11,558)	(11,558)
Acquisition of treasury stock	(736)	-	(736)	-
Stock option exercised	16	-	16	-
Balance, end of period	(12,278)	(11,558)	(12,278)	(11,558)

Total Stockholders' Equity	$245,314	$225,063	$245,314	$225,063

The accompanying notes are an integral part
of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended
	June 30
	2014	2013

Cash flows from operating activities:
Net income (loss)	$6,199	$(1,457)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	2,049	2,697
Deferred federal income taxes	(1,179)	(1,508)
Net realized losses (gains)	99	(2,773)
Share-based payments expense	221	136
Change in ceded unearned premiums	(15,664)	(5,032)
Change in premiums receivable	(8,632)	(11,942)
Change in accounts receivable	(823)	(65)
Change in deferred policy acquisition costs	2,829	(1,752)
Change in unpaid losses and loss adjustment expenses	32,657	30,935
Change in unearned premiums	11,665	19,141
Change in reinsurance recoverable	(22,938)	(6,038)
Change in reinsurance balances payable	13,584	4,880
Change in current federal income tax payable (recoverable)	125	(2,401)
Change in all other liabilities	(2,661)	(6,007)
Change in all other assets	2,050	5,219
Net cash provided by operating activities	19,581	24,033
Cash flows from investing activities:
Purchases of property and equipment	(576)	(846)
Net transfers into restricted cash	(3,231)	(2,709)
Purchases of investment securities	(69,144)	(85,417)
Maturities, sales and redemptions of investment securities	70,262	107,798
Net cash (used in) provided by investing activities	(2,689)	18,826
Cash flows from financing activities:
Activity under revolving credit facility, net	(1,473)	-
Proceeds from exercise of employee stock options	16	-
Purchase of treasury shares	(736)	-
Net cash used in financing activities	(2,193)	-
Increase in cash and cash equivalents	14,699	42,859
Cash and cash equivalents at beginning of period	141,666	85,145
Cash and cash equivalents at end of period	$156,365	$128,004
Supplemental cash flow information:
Interest paid	$2,295	$2,289
Income taxes paid	$3,309	$2,212
Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(155)	$217
Change in payable for securities related to investment purchases that settled after the balance sheet date	$17,702	$6,776

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

The interim financial data as of June 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $50.0 million as of June 30, 2014. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

New Accounting Pronouncements

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition.  Insurance contracts are excluded from the scope of the new guidance.  Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer.  Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs.  The guidance is effective for reporting periods beginning after December 15, 2016 and is to be applied retrospectively.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$75,445	$-	$75,445
Corporate bonds	-	37,241	-	37,241
Collateralized corporate bank loans	-	104,303	424	104,727
Municipal bonds	-	143,202	14,112	157,314
Mortgage-backed	-	52,420	-	52,420
Total debt securities	-	412,611	14,536	427,147
Total equity securities	52,553	-	-	52,553
Total debt and equity securities	$52,553	$412,611	$14,536	$479,700

	As of December 31, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$78,753	$-	$78,753
Corporate bonds	-	43,875	-	43,875
Collateralized corporate bank loans	-	101,585	593	102,178
Municipal bonds	-	140,628	16,924	157,552
Mortgage-backed	-	27,737	-	27,737
Total debt securities	-	392,578	17,517	410,095

Total equity securities	51,230	-	-	51,230
Total debt and equity securities	$51,230	$392,578	$17,517	$461,325

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as Level 3 is based on discounted cash flows using current yield to maturity of 9.1%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows. Significant changes in the unobservable inputs in the fair value measurement of our municipal bonds and collateralized corporate bank loan could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013 (in thousands):

Beginning balance as of January 1, 2014	$17,517

Sales	-
Settlements	(3,315)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	334
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2014	$14,536

Beginning balance as of January 1, 2013	$19,668
Sales	-
Settlements	(225)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	938
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2013	$20,381

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2014

U.S. Treasury securities and obligations of U.S. Government	$75,389	$59	$(3)	$75,445
Corporate bonds	35,874	1,384	(17)	37,241
Collateralized corporate bank loans	105,096	468	(837)	104,727
Municipal bonds	155,771	2,834	(1,291)	157,314
Mortgage-backed	52,630	498	(708)	52,420

Total debt securities	424,760	5,243	(2,856)	427,147

Total equity securities	24,830	27,725	(2)	52,553

Total debt and equity securities	$449,590	$32,968	$(2,858)	$479,700

As of December 31, 2013

U.S. Treasury securities and obligations of U.S. Government	$78,894	$24	$(165)	$78,753
Corporate bonds	42,946	1,379	(450)	43,875
Collateralized corporate bank loans	102,053	614	(489)	102,178
Municipal bonds	156,950	2,577	(1,975)	157,552
Mortgage-backed	27,784	460	(507)	27,737

Total debt securities	408,627	5,054	(3,586)	410,095

Total equity securities	24,902	26,642	(314)	51,230

Total debt and equity securities	$433,529	$31,696	$(3,900)	$461,325

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	(21)	467	133	825
Collateralized corporate bank loans	30	98	89	271
Municipal bonds	(26)	48	(54)	40
Mortgage-backed	3	-	3	-
Equity securities	4	984	4	1,637
(Loss) gain on investments	(10)	1,597	175	2,773

Other-than-temporary impairments	(274)	-	(274)	-
Net realized (losses) gains	$(284)	$1,597	$(99)	$2,773

We realized gross gains on investments of $42 thousand and $1.6 million during the three months ended June 30, 2014 and 2013, respectively and $0.3 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively. We realized gross losses on investments of $52 thousand and $43 thousand for the three months ended June 30, 2014 and 2013.  We realized gross losses on investments of $0.1 million and $52 thousand for the six months ended June 30, 2014 and 2013. We recorded proceeds from the sale of investment securities of $3.0 million and $9.9 million during the three months ended June 30, 2014 and 2013, respectively, and $14.3 million and $17.7 million for the six months ended June 30, 2014 and 2013, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$14,770	$(3)	$-	$-	$14,770	$(3)
Corporate bonds	3,344	(17)	-	-	3,344	(17)
Collateralized corporate bank loans	32,977	(761)	5,902	(76)	38,879	(837)
Municipal bonds	24,360	(205)	26,097	(1,086)	50,457	(1,291)
Mortgage-backed	22,501	(204)	4,043	(504)	26,544	(708)
Total debt securities	97,952	(1,190)	36,042	(1,666)	133,994	(2,856)

Total equity securities	579	(2)	-	-	579	(2)

Total debt and equity securities	$98,531	$(1,192)	$36,042	$(1,666)	$134,573	$(2,858)

	As of December 31, 2013
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$47,162	$(165)	$-	$-	$47,162	$(165)
Corporate bonds	5,649	(56)	4,421	(394)	10,070	(450)
Collateralized corporate bank loans	23,026	(422)	6,968	(67)	29,994	(489)
Municipal bonds	35,719	(413)	34,684	(1,562)	70,403	(1,975)
Mortgage-backed	1,383	(229)	4,840	(278)	6,223	(507)
Total debt securities	112,939	(1,285)	50,913	(2,301)	163,852	(3,586)

Total equity securities	316	(2)	2,721	(312)	3,037	(314)

Total debt and equity securities	$113,255	$(1,287)	$53,634	$(2,613)	$166,889	$(3,900)

At June 30, 2014, the gross unrealized losses more than twelve months old were attributable to 59 debt security positions. At December 31, 2013, the gross unrealized losses more than twelve months old were attributable to 84 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2014 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$59,432	$59,573
Due after one year through five years	174,590	176,780
Due after five years through ten years	107,098	107,371
Due after ten years	31,010	31,003
Mortgage-backed	52,630	52,420
	$424,760	$427,147

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $20.9 million and $29.1 million at June 30, 2014 and December 31, 2013, respectively.

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

We recorded $5.6 million and $6.8 million of favorable prior years’ loss development during the three and six months ended June 30, 2014, respectively. For the year to date, the $6.8 million favorable development was attributable to $7.6 million favorable development on claims incurred in the 2013 accident year and $2.5 million favorable development on claims incurred in the 2011 accident year, partially offset by $2.6 million unfavorable development on claims incurred in the 2012 accident year and $0.7 million unfavorable development on claims incurred in the 2010 and prior accident years. Our Standard Commercial P&C business unit accounted for $3.9 million of the favorable development during the six months ended June 30, 2014. Our Personal Lines Segment accounted for $1.9 million of the favorable development, our Workers Compensation business unit accounted for $1.2 million of the favorable development and our Hallmark Select business unit accounted for $0.8 million of the favorable development. These favorable developments were partially offset by unfavorable development of $1.0 million in our E&S Commercial business unit. The favorable development for our Standard Commercial P&C business unit of $3.9 million was driven primarily by our general liability line of business in the 2011 accident year. The favorable development for our Personal Lines Segment of $1.9 million was primarily attributable to the 2013 accident year. The favorable development of $1.2 million for our Workers Compensation business unit was primarily attributable to the 2013 and 2012 accident years. The favorable development of $0.8 million in our Hallmark Select business unit consisted of $1.0 million of favorable development in our commercial excess liability line of business, partially offset by $0.2 million of unfavorable development in our general aviation line of business. The unfavorable development of $1.0 million in our E&S Commercial business unit was primarily driven by unfavorable development in our commercial auto liability and general liability lines of business.

We recorded $5.4 million and $7.4 million of unfavorable prior years’ loss development during the three and six months ended June 30, 2013, respectively. For the year to date, the $7.4 million unfavorable development was attributable to $2.9 million unfavorable development on claims incurred in the 2012 accident year, $3.2 million unfavorable development on claims incurred in the 2011 accident year and $2.4 million on claims incurred in the 2010 accident year, partially offset by $1.1 million favorable development on claims incurred in the 2009 and prior accident years. Our E&S Commercial business unit accounted for $9.3 million of the unfavorable development during the six months ended June 30, 2013 primarily in our commercial auto liability line of business. Our Personal Lines business unit accounted for $1.0 million of the unfavorable development. These unfavorable developments were partially offset by favorable development of $0.7 million in our Hallmark Select business unit, $1.2 million in our Standard Commercial P&C business unit and $1.0 million in our Workers Compensation business unit. The unfavorable development for our E&S Commercial business unit of $9.3 million was driven by unfavorable claims development primarily in our commercial auto liability line of business in the 2012, 2011, and 2010 accident years. The favorable development for our Hallmark Select business unit of $0.7 million was driven by favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. The unfavorable loss development for our Personal Lines business unit of $1.0 million was attributable to the 2012 and 2010 accident years, partially offset by favorable development in the 2011 accident year. The favorable loss development for our Standard Commercial P&C business unit of $1.2 million was primarily related to commercial auto liability in the 2010 and prior accident years, partially offset by unfavorable loss development related to commercial property in the 2012 accident year. The favorable loss development in our Workers Compensation business unit of $1.0 million was related to the 2012 and 2011 accident years.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of June 30, 2014, there were outstanding incentive stock options to purchase 1,032,023 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 355,277 shares of our common stock. There are 290,568 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of and changes during the six months ended June 30, 2014 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2014	1,387,489	$9.66
Granted	-
Exercised	(2,142)	$6.61
Forfeited or expired	(49,167)	$10.76
Outstanding at June 30, 2014	1,336,180	$9.62	3.7	$2,450
Exercisable at June 30, 2014	1,201,178	$9.96	3.6	$1,896

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Intrinsic value of options exercised	$9	$-	$9	$-

Cost of share-based payments (non-cash)	$50	$41	$98	$104

Income tax benefit of share-based payments recognized in income	$7	$7	$15	$15

As of June 30, 2014, there was $361 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $102 thousand is expected to be recognized for the remainder of 2014, $203 thousand is expected to be recognized during 2015, $53 thousand is expected to be recognized in 2016 and $3 thousand is expected to be recognized in 2017.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no options granted during the first six months of 2014 or 2013.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units is $9.20 per unit. The Company incurred compensation expense of $61 thousand and $123 thousand related to the restricted stock units during the three and six months ended June 30, 2014, respectively. The Company incurred $32 thousand of compensation expense related to the restricted stock units during the three and six months ended June 30, 2013. The Company recorded an income tax benefit of $22 thousand and $43 thousand related to the restricted stock units during the three and six months ended June 30, 2014, respectively. The Company recorded an income tax benefit of $11 thousand related to the restricted stock units during the three and six months ended June 30, 2013, respectively.

A summary of the status of our restricted stock units as of June 30, 2014 and changes during the six months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2014	236,851
Granted	-
Vested	-
Forfeited	-
Non-vested at June 30, 2014	236,851

As of June 30, 2014, there was $382 thousand of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $124 thousand is expected to be recognized during the remainder of 2014, $209 thousand is expected to be recognized in 2015 and $49 thousand is expected to be recognized in 2016.

.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Standard Commercial Segment	$19,341	$20,709	$39,682	$40,997
Specialty Commercial Segment	58,702	55,660	121,184	107,340
Personal Segment	4,882	22,387	10,474	43,365
Corporate	(2,089)	543	(3,395)	738
Consolidated	$80,836	$99,299	$167,945	$192,440

Pre-tax income (loss):
Standard Commercial Segment	$(3,147)	$(1,999)	$(1,926)	$(522)
Specialty Commercial Segment	9,465	566	19,389	4,264
Personal Segment	1,285	(1,654)	1,254	(1,718)
Corporate	(5,561)	(2,230)	(10,263)	(5,178)
Consolidated	$2,042	$(5,317)	$8,454	$(3,154)

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013
Assets

Standard Commercial Segment	$145,690	$142,143
Specialty Commercial Segment	589,957	536,894
Personal Segment	228,764	210,825
Corporate	23,127	19,161
	$987,538	$909,023

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2014 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Ceded earned premiums	$36,421	$15,408	$68,234	$29,141
Reinsurance recoveries	$28,760	$8,618	$48,517	$15,573

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. The terms of our property catastrophe reinsurance are:

o	We retain the first $6.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $6.0 million retention up to $29.0 million for each catastrophic occurrence, subject to an aggregate limit of $58.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase proportional reinsurance where we cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of occupational accident reinsurance are:

o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. Effective March 1, 2014, we purchase proportional reinsurance where we cede 80% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit. For policies written effective February 1, 2013 through February 28, 2014, we ceded 60% of these risks to reinsurers.

•	Personal Auto. We purchase proportional reinsurance where we cede 90% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit.

•	Professional Liability. Effective June 1, 2014 we purchase excess of loss reinsurance on our medical professional liability risks produced by our Hallmark Select business unit. The terms of our professional liability reinsurance are as follows:

o	We retain the first $1.0 million of any professional liability risk; and

o	Our reinsurers reimburse us for the next $2.0 million for each professional liability loss occurrence.

Prior to June 1, 2014 we purchased proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retained 60% of each risk and ceded the remaining 40% to reinsurers.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million. Effective May 1, 2014 we purchase proportional reinsurance on the commercial auto liability risks produced by a program underwriter in our E&S Commercial business unit where we retain 20% of each risk and cede the remaining 80% to reinsurers.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of June 30, 2014, we had no outstanding borrowings under this revolving credit facility.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2014, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Deferred	$(8,167)	$(1,759)	$(23,622)	$(18,248)
Amortized	11,263	1,413	26,452	16,496

Net	$3,096	$(346)	$2,830	$(1,752)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted average shares - basic	19,236	19,263	19,250	19,263
Effect of dilutive securities	134	-	118	-
Weighted average shares - assuming dilution	19,370	19,263	19,368	19,263

For the three months and six months ended June 30, 2014, 715,832 shares and 740,832 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and six months ended June 30, 2013, 779,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$133	$126	$266	$252
Amortization of net loss	41	124	81	248
Expected return on plan assets	(175)	(154)	(349)	(308)
Net periodic pension cost	$(1)	$96	$(2)	$192
Contributed amount	$134	$100	$234	$111

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first six months ended June 30, 2014 and 2013 was 26.7% and 53.8%, respectively. The rates varied from the statutory tax rate due to the amount of tax exempt income compared to taxable income.

17. Commitments and Contingencies

We are engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2014 and 2013 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)

Balance at December 31, 2012	$(2,954)	$10,853	$7,899
Other comprehensive income :
Change in net actuarial gain	248	-	248
Tax effect on change in net actuarial gain	(87)	-	(87)

Net unrealized holding gains arising during the period	-	11,522	11,522

Tax effect on unrealized gains arising during the period	-	(4,033)	(4,033)
Reclassification adjustment for gains included in net realized gains	-	(2,773)	(2,773)
Tax effect on reclassification adjustment for gains included
in income tax expense	-	970	970
Other comprehensive income, net of tax	161	5,686	5,847
Balance at June 30, 2013	$(2,793)	$16,539	$13,746
Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income :
Change in net actuarial gain	81	-	81
Tax effect on change in net actuarial gain	(28)	-	(28)
Net unrealized holding gains arising during the period	-	2,121	2,121
Tax effect on unrealized gains arising during the period	-	(742)	(742)

Reclassification adjustment for gains included in net realized gains	-	99	99
Tax effect on reclassification adjustment for gains included in income
tax expense	-	(35)	(35)
Other comprehensive income, net of tax	53	1,443	1,496
Balance at June 30, 2014	$(1,427)	$19,806	$18,379

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

Results of Operations

Management overview. During the three and six months ended June 30, 2014, our total revenues were $80.8 million and $167.9 million, representing a decrease of 19% and 13%, respectively, from the $99.3 million and $192.4 million in total revenues for the same periods of 2013.  This decrease in revenue was primarily attributable to lower net earned premiums in our Personal Segment due to the quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risk produced in certain states. Further contributing to the decrease in revenue were net realized losses recognized during the three and six months ended June 30, 2014 as compared to net realized gains recognized during the same period of 2013, lower net investment income and an increase in adverse profit share commission revenue adjustments in our Standard Commercial Segment for the three and six months ended June 30, 2014 as compared to the same period of 2013.

The decrease in revenue for the three and six months ended June 30, 2014 was offset by decreased loss and loss adjustment expenses (“LAE”) of $22.6 million and $31.5 million, respectively, as compared to the same periods in 2013. During the three months ended June 30, 2014 we recorded $5.6 million of favorable prior year loss development. During the three months ended June 30, 2013 we recorded $5.4 million unfavorable prior year loss development. During the six months ended June 30, 2014 we recorded $6.8 million of favorable prior year loss development. During the six months ended June 30, 2013 we recorded $7.4 million of unfavorable prior year loss development. The decrease in loss and LAE occurred despite a $7.8 million increase in net catastrophe losses to $13.3 million during the three months ended June 30, 2014 from $5.5 million reported for the same period of 2013. Other operating expenses also decreased due mostly to decreased production related expenses in our Personal Segment, partially offset by higher salary and related expenses due primarily to changes in incentive compensation accruals.

We reported net income of $1.7 million and $6.2 million for the three and six months ended June 30, 2014 as compared to a net loss of $3.2 million and $1.5 million for the three and six months ended June 30, 2013. On a diluted basis per share, we reported net income of $0.09 per share for the three months ended June 30, 2014, as compared to net loss of $0.16 per share for the same period in 2013. On a diluted basis per share, net income per share was $0.32 for the six months ended June 30, 2014 as compared to net loss per share of $0.08 for the same period during 2013.

Second Quarter 2014 as Compared to Second Quarter 2013

The following is additional business segment information for the three months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended June 30
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Gross premiums written	$22,646	23,687	$85,807	76,361	$15,987	19,419	$-	-	$124,440	119,467
Ceded premiums written	(2,262)	(2,102)	(35,497)	(16,368)	(12,978)	(1,452)	-	-	(50,737)	(19,922)
Net premiums written	20,384	21,585	50,310	59,993	3,009	17,967	-	-	73,703	99,545
Change in unearned premiums	(946)	(1,978)	5,090	(7,269)	199	2,546	-	-	4,343	(6,701)
Net premiums earned	19,438	19,607	55,400	52,724	3,208	20,513	-	-	78,046	92,844

Total revenues	19,341	20,709	58,702	55,660	4,882	22,387	(2,089)	543	80,836	99,299

Losses and loss adjustment expenses	16,129	16,447	35,242	40,953	1,131	17,659	-	-	52,502	75,059

Pre-tax (loss) income	(3,147)	(1,999)	9,465	566	1,285	(1,654)	(5,561)	(2,230)	2,042	(5,317)

Net loss ratio (1)	83.0%	83.9%	63.6%	77.7%	35.3%	86.1%			67.3%	80.8%
Net expense ratio (1)	33.0%	31.8%	25.3%	26.8%	43.0%	24.6%			30.1%	28.6%
Net combined ratio (1)	116.0%	115.7%	88.9%	104.5%	78.3%	110.7%			97.4%	109.4%

Favorable (Unfavorable) Prior Year Development	3,942	1,496	417	(5,667)	1,249	(1,250)	-	-	5,608	(5,421)

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $22.6 million for the three months ended June 30, 2014, which was $1.1 million, or 5%, less than the $23.7 million reported for the same period in 2013. Net premiums written were $20.4 million for the three months ended June 30, 2014 as compared to $21.6 million reported for the same period in 2013. The decrease in premium volume was primarily due to decreased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $19.3 million for the three months ended June 30, 2014 was $1.4 million less than the $20.7 million reported during the same period in 2013. This 7% decrease in total revenue was due to an increased adverse profit share commission revenue adjustment of $1.2 million and decreased net premiums earned of $0.2 million during the three months ended June 30, 2014 as compared to the same period in 2013.

Our Standard Commercial Segment reported a pre-tax loss of $3.1 million for the three months ended June 30, 2014 as compared to a pre-tax loss of $2.0 million for the same period of 2013. This increase in pre-tax loss was primarily the result of the decreased revenue discussed above partially offset by lower loss and LAE of $0.3 million.

The Standard Commercial Segment reported a net loss ratio of 83.0% for the three months ended June 30, 2014 as compared to 83.9% for the same period of 2013. The gross loss ratio before reinsurance for the three months ended June 30, 2014 was 93.1% as compared to the 78.3% reported for the same period of 2013. The increase in the gross loss ratio was impacted by catastrophe related losses during the second quarter of 2014. The gross and net loss results include $14.4 million and $12.5 million, respectively, of catastrophe related losses for the three months ended June 30, 2014. The increase in the gross loss ratio was partially offset by improved current accident year loss trends excluding catastrophe related losses. The Standard Commercial Segment reported $3.9 million of favorable prior year loss reserve development for the three months ended June 30, 2014 as compared to $1.5 million of favorable prior year loss reserve development for the same period during 2013.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $85.8 million for the three months ended June 30, 2014, which was $9.4 million, or 12%, more than the $76.4 million reported for the same period of 2013. The increase in gross premium volume was primarily due to increased production in our E&S Commercial business unit. Net premiums written were $50.3 million for the three months ended June 30, 2014 as compared to $60.0 million for the same period of 2013. The lower net premiums written was primarily due to increased ceded premium under a quota share reinsurance agreement entered into during the third quarter of 2013 in our Hallmark Select business unit on our general aviation line of business and a quota share agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our E&S Commercial business unit.

The $58.7 million of total revenue for the three months ended June 30, 2014 was $3.0 million higher than the $55.7 million reported by the Specialty Commercial Segment for the same period in 2013. This increase in revenue was primarily due to higher net premiums earned of $2.7 million largely from increased production in our E&S Commercial business unit, partially offset by the quota share agreements referenced above. Further contributing to this increased revenue was higher net investment income of $0.5 million, partially offset by lower commission revenue of $0.2 million due primarily to adverse profit share commission adjustments for the three months ended June 30, 2014.

Pre-tax income for the Specialty Commercial Segment of $9.5 million for the second quarter of 2014 was $8.9 million higher than the $0.6 million reported for the same period in 2013. The increase in pre-tax income was primarily the result of lower loss and LAE expenses of $5.7 million due to improved current accident year loss trends and favorable prior year loss development for the three months ended June 30, 2014 as compared to unfavorable prior year loss development for the same period of 2013. Further contributing to the increase in pre-tax income for the three months ended June 30, 2014 was lower operating expenses and amortization of intangible assets of $0.2 million and the increased revenue discussed above. Our E&S Commercial business unit reported a $4.3 million decrease in loss and LAE due primarily to improved current accident year loss trends, the new quota share agreement referenced above and lower unfavorable prior year loss development during the three months ended June 30, 2014 as compared to the same period of 2013. In addition, our Hallmark Select business unit reported a $1.4 million decrease in loss and LAE which consisted of (a) a $0.4 million decrease in loss and LAE due to lower current accident year loss trends and favorable prior year loss development in our commercial umbrella and excess liability line of business, (b) a $2.3 million decrease in loss and LAE primarily due to reinsurance recoveries on a large loss in our aircraft hull and general aviation liability coverages during the second quarter of 2014, partially offset by unfavorable prior year loss reserve development during the second quarter of 2014 as compared to favorable prior year loss reserve development during the same period of 2013, and (c) a $1.3 million increase in loss and LAE attributable to our satellite insurance business due to the occurrence of insured satellite losses during the current quarter.

The Specialty Commercial Segment reported a net loss ratio of 63.6% for the three months ended June 30, 2014 as compared to 77.7% for the same period during 2013. The gross loss ratio before reinsurance was 65.5% for the three months ended June 30, 2014 as compared to 74.5% for the same period in 2013. The lower gross and net loss ratios include improved current accident year loss trends and $0.4 million favorable prior years’ loss development for the three months ended June 30, 2014 as compared to $5.7 million unfavorable prior years’ loss development for the same period of 2013. The Specialty Commercial Segment reported a net expense ratio of 25.3% for the three months ended June 30, 2014, as compared to 26.8% reported for the same period the prior year. The decrease in the expense ratio is due primarily to increased net earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $16.0 million for the three months ended June 30, 2014, which was $3.4 million, or 18%, less than the $19.4 million reported for the same period in 2013. Net premiums written for our Personal Segment were $3.0 million in the second quarter of 2014, which was a decrease of $15.0 million, or 83%, from the $18.0 million reported for the second quarter of 2013. The decrease in the gross premiums written was due mostly to reduced business in our discontinued states and programs to focus on our ongoing core profitable business. The decrease in net premium written was due mostly to a quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risk produced in certain states.

Total revenue for the Personal Segment decreased 78% to $4.9 million for the second quarter of 2014 from $22.4 million for the second quarter of 2013. Decreased net premiums earned of $17.3 million, decreased net investment income of $0.1 million and lower finance charges of $0.1 million were the primary reasons for the decrease in revenue for the period.

Pre-tax income for the Personal Segment was $1.3 million for the three months ended June 30, 2014 as compared to pre-tax loss of $1.7 million for the same period of 2013. The pre-tax income for the three months ended June 30, 2014 was the result of decreased losses and LAE of $16.5 million and lower operating expenses of $3.9 million due primarily to lower production related expenses driven by increased ceding commission on the non-standard automobile quota share agreement entered into during the fourth quarter of 2013 and lower amortization of intangible assets of $0.1 million. The decrease in loss and LAE and operating expenses were partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 35.3% for the three months ended June 30, 2014 as compared to 86.1% for the second quarter of 2013. The gross loss ratio before reinsurance was 70.0% for the three months ended June 30, 2014 as compared to 86.7% for the same period in 2013. The lower gross and net loss ratio are primarily the result of favorable prior year loss reserve development and the impact from the recent quota share agreement on net earned premiums as well as improved current accident year loss trends for the three months ended June 30, 2014 as compared to the same period of 2013. The loss and LAE during the three months ended June 30, 2014 included $1.2 million of favorable prior year loss reserve development as compared to $1.3 million of unfavorable prior year loss reserve development for the same period of 2013. The Personal Segment reported a net expense ratio of 43.0% for the second quarter of 2014 as compared to 24.6% for the same period of 2013. The increase in the expense ratio was due predominately to the impact of the quota share reinsurance agreement entered into during the fourth quarter of 2013.

Corporate

Total revenue for Corporate decreased by $2.6 million for the three months ended June 30, 2014 as compared to the same period the prior year. This decrease in total revenue was due to lower net investment income of $0.7 million and net realized losses of $0.3 million recognized during the three months ended June 30, 2014 as compared to net realized gains of $1.6 million for the three months ended June 30, 2013.

Corporate pre-tax loss was $5.6 million for the three months ended June 30, 2014 as compared to a pre-tax loss of $2.2 million for the same period of 2013. The increase in pre-tax loss was primarily due to the decreased revenue discussed above and higher operating expenses of $0.8 million due to higher salary and related expenses of $0.4 million, higher professional services of $0.2 million and higher other operating expenses of $0.2 million during the three months ended June 30, 2014 as compared to the same period during 2013.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

The following is additional business segment information for the six months ended June 30, 2014 and 2013 (in thousands):

Six Months Ended June 30
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Gross premiums written	$43,627	45,329	$160,729	141,667	$36,166	40,618	$-	-	$240,522	227,614
Ceded premiums written	(4,231)	(4,097)	(49,726)	(27,300)	(29,941)	(2,776)	-	-	(83,898)	(34,173)
Net premiums written	39,396	41,232	111,003	114,367	6,225	37,842	-	-	156,624	193,441
Change in unearned premiums	(558)	(3,095)	3,670	(12,790)	887	1,776	-	-	3,999	(14,109)
Net premiums earned	38,838	38,137	114,673	101,577	7,112	39,618	-	-	160,623	179,332

Total revenues	39,682	40,997	121,184	107,340	10,474	43,365	(3,395)	738	167,945	192,440

Losses and loss adjustment expenses	28,952	29,030	72,183	75,389	4,137	32,378	-	-	105,272	136,797

Pre-tax (loss) income	(1,926)	(522)	19,389	4,264	1,254	(1,718)	(10,263)	(5,178)	8,454	(3,154)

Net loss ratio (1)	74.5%	76.1%	62.9%	74.2%	58.2%	81.7%			65.5%	76.3%
Net expense ratio (1)	32.8%	32.7%	25.9%	27.2%	40.0%	25.8%			30.2%	29.4%
Net combined ratio (1)	107.3%	108.8%	88.8%	101.4%	98.2%	107.5%			95.7%	105.7%

Favorable (Unfavorable) Prior Year Development	5,135	2,222	(231)	(8,657)	1,907	(997)	-	-	6,811	(7,432)

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $43.6 million for the six months ended June 30, 2014, which was $1.7 million, or 4%, less than the $45.3 million reported for the same period in 2013. Net premiums written were $39.4 million for the six months ended June 30, 2014 as compared to $41.2 million reported for the same period in 2013. The decrease in premium volume was primarily due to decreased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $39.7 million for the six months ended June 30, 2014 was $1.3 million less than the $41.0 million reported during the same period in 2013. This 3% decrease in total revenue was mostly due to an increased adverse profit share commission revenue adjustment of $1.9 million and lower net investment income of $0.1 million, partially offset by higher net premiums earned of $0.7 million for the six months ended June 30, 2014 as compared to the same period of 2013.

Our Standard Commercial Segment reported a pre-tax loss of $1.9 million for the six months ended June 30, 2014 as compared to pre-tax loss of $0.5 million for the same period of 2013. The increase in pre-tax loss for the Standard Commercial Segment was the result of the decreased revenue discussed above and higher operating expenses of $0.1 million primarily consisting of increased other operating expenses. Our Standard Commercial Segment reported $29.0 million in loss and LAE for the six months ended June 30, 2014 and 2013.

The Standard Commercial Segment reported a net loss ratio of 74.5% for the six months ended June 30, 2014 as compared to 76.1% for the same period in 2013. The gross loss ratio before reinsurance for the six months ended June 30, 2014 was 79.0% as compared to the 71.8% reported for the same period of 2013. The gross and net loss ratio for the six months ended June 30, 2014 includes $12.5 million of net catastrophe related losses as compared to $3.5 million of net catastrophe related losses for the same period during 2013. During the six months ended June 30, 2014 and 2013, the Standard Commercial Segment reported favorable loss reserve development of $5.1 million and $2.2 million, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $160.7 million for the six months ended June 30, 2014, which was $19.0 million, or 13%, more than the $141.7 million reported for the same period in 2013. The increase in premium volume was due to increased premium production in both our E&S Commercial and our Hallmark Select business units. Net premiums written were $111.0 million for the six months ended June 30, 2014 as compared to $114.4 million reported for the same period in 2013. The lower net premiums written was primarily due to a quota share reinsurance agreement entered into during the third quarter of 2013 in our Hallmark Select business unit on our general aviation line of business and a quota share agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our E&S Commercial business unit.

The $121.2 million of total revenue for the Specialty Commercial Segment for the six months ended June 30, 2014 was $13.9 million higher than the $107.3 million reported for 2013. This 13% increase in revenue was due to higher net premiums earned of $13.1 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $0.9 million, partially offset by lower commissions and fees revenue of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $19.4 million for the six months ended June 30, 2014 was $15.1 million higher than the $4.3 million reported for the same period in 2013. The increase in pre-tax income was primarily due to the increased revenue discussed above, lower loss and LAE expenses of $3.2 million and lower amortization of intangible assets of $0.2 million, partially offset by higher operating expenses of $2.2 million. Our E&S Commercial business unit reported similar loss and LAE for the six months ended June 30, 2014 and 2013. Our Hallmark Select business unit reported a $3.2 million decrease in loss and LAE which consisted of (a) a $4.3 million decrease in loss and LAE primarily due to the quota share agreement entered into during the third quarter of 2013 on our general aviation line of business, offset by unfavorable prior year loss reserve development during the first six months of 2014 as compared to favorable prior year loss reserve development during the first six months of 2013, partially offset by (b) a $0.3 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business and (c) a $0.8 million increase in loss and LAE in our satellite insurance business due primarily to the occurrence of insured satellite losses during the current quarter. An increase of $2.2 million in operating expense was the combined result of increased salary and related expenses of $1.1 million, higher production related expenses of $0.9 million and higher other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 62.9% for the six months ended June 30, 2014 as compared to 74.2% for the same period during 2013. The gross loss ratio before reinsurance was 63.5% for the six months ended June 30, 2014 as compared to 71.8% for the same period in 2013. The lower gross and net loss ratio include $0.2 million of unfavorable prior year development for the six months ended June 30, 2014 as compared to $8.7 million of unfavorable prior year development for the six months ended June 30, 2013, as well as improved current accident year loss trends. The Specialty Commercial Segment reported a net expense ratio of 25.9% for the first six months of 2014 as compared to 27.2% reported for the same period the prior year. The decrease in the expense ratio is due primarily to increased net earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $36.2 million for the six months ended June 30, 2014, which was $4.4 million, or 11%, less than the $40.6 million reported for the same period in 2013. Net premiums written for our Personal Segment were $6.2 million in the first six months of 2014, which was a decrease of $31.6 million, or 84%, from the $37.8 million reported for the same period of 2013. The decrease in the gross premiums written was due mostly to reduced business in our discontinued states and programs to focus on our ongoing core profitable business. The decrease in net premium written was due mostly to a quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risks produced in certain states.

Total revenue for the Personal Segment decreased 76% to $10.5 million for the six months ended June 30, 2014 from $43.4 million for the same period during 2013. Decreased net earned premium of $32.5 million due to the quota share reinsurance agreement discussed above, decreased net investment income of $0.2 million, decreased finance charges of $0.1 million and decreased other income of $0.1 million were the primary reasons for the decrease in revenue for the period.

Pre-tax income for the Personal Segment was $1.3 million for the six months ended June 30, 2014 as compared to pre-tax loss of $1.7 million for the same period of 2013. The pre-tax income was the result of decreased losses and LAE of $28.2 million and lower operating expenses of $7.5 million primarily due to lower production related expenses driven by increased ceding commission on the quota share reinsurance agreement entered during the fourth quarter of 2013, and lower amortization of intangible assets of $0.2 million. These increases to pre-tax income were partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 58.2% for the six months ended June 30, 2014 as compared to 81.7% for the same period of 2013. The gross loss ratio before reinsurance was 70.6% for the six months ended June 30, 2014 as compared to 81.1% for the same period in 2013. The lower gross and net loss ratio are primarily the result of favorable prior year loss reserve development and the impact from the recent quota share agreement on net earned premiums. The loss and LAE during the six months ended June 30, 2014 included $1.9 million of favorable prior years’ loss reserve development as compared to $1.0 million of unfavorable prior years’ loss reserve development for the same period of 2013. The Personal Segment reported a net expense ratio of 40.0% for the first six months of 2014 as compared to 25.8% for the same period of 2013. The increase in the net expense ratio was due predominately to the impact of the quota share reinsurance agreement entered into during the fourth quarter of 2013.

Corporate

Total revenue for Corporate decreased by $4.1 million for the six months ended June 30, 2014 as compared to the same period the prior year. This decrease in total revenue was due to lower net realized gains on our investment portfolio of $2.9 million as compared to the same period of the prior year and lower net investment income of $1.2 million for the six months ended June 30, 2014 as compared to the same period of the prior year.

Corporate pre-tax loss was $10.3 million for the six months ended June 30, 2014 as compared to a $5.2 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of decreased revenue and higher operating expenses of $1.0 million due primarily to changes in incentive compensation accruals and professional service expenses during the six months ended June 30, 2014 as compared to the same period the prior year.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2014, Hallmark had $12.5 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $0.6 million as of June 30, 2014. As of that date, our insurance subsidiaries held $143.3 million of cash and cash equivalents as well as $427.1 million in debt securities with an average modified duration of 2.8 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2014, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.6 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2014, our insurance company subsidiaries paid $2.6 million in dividends to Hallmark. None of our insurance company subsidiaries paid a dividend to Hallmark during the 2013 fiscal year.

Comparison of June 30, 2014 to December 31, 2013

On a consolidated basis, our cash and investments (excluding restricted cash) at June 30, 2014 were $636.1 million compared to $603.0 million at December 31, 2013. Cash flow from operations, an increase in investment fair values and the acquisition of debt securities settled subsequent to June 30, 2014 were the primary reasons for this increase.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Net cash provided by our consolidated operating activities was $19.6 million for the first six months of 2014 as compared to net cash provided by operating activities of $24.0 million for the first six months of 2013. The decrease in operating cash flow is primarily due to increased ceded premium payments, partially offset by lower net paid losses and increased collected provisional ceding commission.

Net cash used in investing activities during the first six months of 2014 was $2.7 million as compared to cash provided by investing activities during the first six months of 2013 of $18.8 million.  The decrease in cash provided by investing activities during the first six months of 2014 was due to a decrease in maturities, sales and redemptions of investment securities of $37.5 million and an increase in transfers from restricted of $0.5 million, partially offset by a decrease in purchases of debt and equity securities of $16.3 million and a decrease in purchases of property and equipment of $0.2 million.

Cash used in financing activities during the first six months of 2014 was $2.2 million as a result of a $1.5 million repayment on our revolving credit facility and $0.7 million related to the repurchase of our common stock during the second quarter of 2014. There were no financing cash flow activities during the first six months of 2013.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of June 30, 2014, we had no outstanding borrowings under this revolving credit facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2014, the balance of our Trust II subordinated debt was $25.8 million.

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

Item 1A.           Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2013.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date.

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended June 30, 2014:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

April 1-30, 2014	-	$-	1,625,712	2,374,288
May 1-31, 2014	55,916	$9.51	1,681,628	2,318,372
June 1-30, 2014	21,001	$9.71	1,702,629	2,297,371

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

None.

Item 5.          Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: August 7, 2014	/s/ Mark J. Morrison
Mark J. Morrison, Chief Executive Officer and President

Date: August 7, 2014

/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

