Form 10-Q
period 2014-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2014-11-07
CIK 819913

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,084,308 shares outstanding as of November 7, 2014.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page Number

Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013	3

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2014 and September 30, 2013	4

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2014 and September 30, 2013	5

Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2014 and September 30, 2013	6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and September 30, 2013	7

Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30	December 31
ASSETS	2014	2013
	(unaudited)
Investments:
Debt securities, available-for-sale, at fair value (cost: $411,000 in 2014 and $408,627 in 2013)	$411,262	$410,095
Equity securities, available-for-sale, at fair value (cost: $24,967 in 2014 and $24,902 in 2013)	54,678	51,230

Total investments	465,940	461,325

Cash and cash equivalents	160,027	141,666
Restricted cash	16,882	12,190
Ceded unearned premiums	61,989	44,988
Premiums receivable	82,472	71,157
Accounts receivable	2,754	2,382
Receivable for securities	2,825	1,320
Reinsurance recoverable	105,437	76,818
Deferred policy acquisition costs	20,665	22,586
Goodwill	44,695	44,695
Intangible assets, net	18,044	19,953
Federal income tax recoverable	688	-
Prepaid expenses	2,031	1,531
Other assets	7,730	8,412

Total assets	$992,179	$909,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	-	1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	414,752	382,640
Unearned premiums	205,184	185,303
Reinsurance balances payable	32,647	20,598
Pension liability	776	1,433
Payable for securities	10,086	206
Federal income tax payable	-	719
Deferred federal income taxes, net	3,548	2,825
Accounts payable and other accrued expenses	20,604	19,006
Total liabilities	$744,299	$670,905

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831
shares in 2014 and 2013	3,757	3,757
Additional paid-in capital	122,913	122,827
Retained earnings	115,871	106,209
Accumulated other comprehensive income	18,276	16,883
Treasury stock (1,748,840 shares in 2014 and 1,609,374 in 2013), at cost	(12,937)	(11,558)
Total stockholders' equity	247,880	238,118

	$992,179	$909,023

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Gross premiums written	$122,723	$123,664	$363,245	$351,278
Ceded premiums written	(38,698)	(20,775)	(122,596)	(54,948)
Net premiums written	84,025	102,889	240,649	296,330
Change in unearned premiums	(6,878)	(5,437)	(2,879)	(19,546)
Net premiums earned	77,147	97,452	237,770	276,784

Investment income, net of expenses	2,912	2,965	9,139	9,871
Net realized (losses) gains	(23)	6,950	(122)	9,723
Finance charges	1,300	1,484	4,067	4,396
Commission and fees	71	(251)	(1,528)	169
Other income	10	13	36	110
Total revenues	81,417	108,613	249,362	301,053

Losses and loss adjustment expenses	50,509	68,158	155,781	204,955
Other operating expenses	24,409	29,139	75,055	83,911
Interest expense	1,140	1,150	3,435	3,449
Amortization of intangible assets	631	694	1,909	2,420

Total expenses	76,689	99,141	236,180	294,735

Income before tax	4,728	9,472	13,182	6,318
Income tax expense	1,265	3,198	3,520	1,501
Net income	3,463	6,274	9,662	4,817

Net income per share:

Basic	$0.18	$0.33	$0.50	$0.25
Diluted	$0.18	$0.32	$0.50	$0.25

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$3,463	$6,274	$9,662	$4,817
Other comprehensive income (loss):

Change in net actuarial gain	40	123	122	371

Tax effect on change in net actuarial gain	(14)	(43)	(43)	(130)

Unrealized holding (losses) gains arising during the period	(221)	4,721	1,900	16,243

Tax effect on unrealized holding (losses) gains arising during the period	77	(1,652)	(665)	(5,685)

Reclassification adjustment for losses (gains) included in net income	23	(6,950)	122	(9,723)

Tax effect on reclassification adjustment for (losses) gains included in net income	(8)	2,433	(43)	3,403

Other comprehensive (loss) income, net of tax	(103)	(1,368)	1,393	4,479
Comprehensive income	$3,360	$4,906	$11,055	$9,296

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757
Balance, end of period	3,757	3,757	3,757	3,757
Additional Paid-In Capital
Balance, beginning of period	123,048	122,611	122,827	122,475
Equity based compensation	(135)	109	87	245
Stock options exercised	-	-	(1)	-
Balance, end of period	122,913	122,720	122,913	122,720
Retained Earnings
Balance, beginning of period	112,408	96,507	106,209	97,964
Net income	3,463	6,274	9,662	4,817
Balance, end of period	115,871	102,781	115,871	102,781
Accumulated Other Comprehensive Income
Balance, beginning of period	18,379	13,746	16,883	7,899
Additional minimum pension liability, net of tax	26	80	79	241
Net unrealized holding (losses) gains arising during period, net of tax	(144)	3,069	1,235	10,558
Reclassification adjustment for losses (gains) included in net income, net of tax	15	(4,517)	79	(6,320)
Balance, end of period	18,276	12,378	18,276	12,378
Treasury Stock
Balance, beginning of period	(12,278)	(11,558)	(11,558)	(11,558)
Acquisition of treasury stock	(659)	-	(1,395)	-
Stock options exercised	-	-	16	-
Balance, end of period	(12,937)	(11,558)	(12,937)	(11,558)
Total Stockholders' Equity	$247,880	$230,078	$247,880	$230,078

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended
	September 30

	2014	2013

Cash flows from operating activities:
Net income	$9,662	$4,817

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	2,822	3,691
Deferred federal income taxes	(182)	(268)
Net realized losses (gains)	122	(9,723)
Share-based payments expense	87	245
Change in ceded unearned premiums	(17,001)	(9,320)
Change in premiums receivable	(11,315)	(11,066)
Change in accounts receivable	(372)	(99)
Change in deferred policy acquisition costs	1,921	(2,032)
Change in unpaid losses and loss adjustment expenses	32,112	46,832
Change in unearned premiums	19,881	28,865
Change in reinsurance recoverable	(28,619)	(9,223)
Change in reinsurance balances payable	12,049	4,532
Change in current federal income tax recoverable/payable	(1,407)	(443)
Change in all other liabilities	941	(6,777)
Change in all other assets	1,009	13,489

Net cash provided by operating activities	21,710	53,520

Cash flows from investing activities:
Purchases of property and equipment	(809)	(920)
Net transfers (into) from restricted cash	(4,692)	7
Purchases of investment securities	(108,753)	(139,791)
Maturities, sales and redemptions of investment securities	113,758	153,737

Net cash (used in) provided by investing activities	(496)	13,033

Cash flows from financing activities:
Activity under revolving credit facility, net	(1,473)	-
Proceeds from exercise of employee stock options	15	-
Purchase of treasury shares	(1,395)	-

Net cash used in financing activities	(2,853)	-

Increase in cash and cash equivalents	18,361	66,553
Cash and cash equivalents at beginning of period	141,666	85,145
Cash and cash equivalents at end of period	$160,027	$151,698

Supplemental cash flow information:

Interest paid	$3,435	$3,439

Income taxes paid	$5,109	$2,212

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled
after the balance sheet date	$1,505	$16

Change in payable for securities related to investment purchases that settled
after the balance sheet date	$(9,880)	$6,380

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

The interim financial data as of September 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

Fair Value of Financial Instruments

Fair value estimates are made at a point in time based on relevant market data as well as the best information available about the financial instruments. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, credit and interest rate risk. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rate and estimates of future cash flows, could significantly affect these fair value estimates.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $49.4 million as of September 30, 2014. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax payable/recoverable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

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

We evaluate on an ongoing basis our investments in Trust I and Trust II (collectively the “Trusts”) and have determined that we do not have a variable interest in the Trusts.  Therefore, the Trusts are not included in our consolidated financial statements.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and
obligations of U.S. Government	$-	$75,358	$-	$75,358
Corporate bonds	-	30,752	-	30,752
Collateralized corporate bank loans	-	111,897	303	112,200
Municipal bonds	-	127,748	14,240	141,988
Mortgage-backed	-	50,964	-	50,964
Total debt securities	-	396,719	14,543	411,262

Total equity securities	54,678	-	-	54,678
Total debt and equity securities	$54,678	$396,719	$14,543	$465,940

	As of December 31, 2013
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and
obligations of U.S. Government	$-	$78,753	$-	$78,753
Corporate bonds	-	43,875	-	43,875
Collateralized corporate bank loans	-	101,585	593	102,178
Municipal bonds	-	140,628	16,924	157,552
Mortgage-backed	-	27,737	-	27,737
Total debt securities	-	392,578	17,517	410,095

Total equity securities	51,230	-	-	51,230
Total debt and equity securities	$51,230	$392,578	$17,517	$461,325

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013 (in thousands):

Beginning balance as of January 1, 2014	$17,517

Sales	-
Settlements	(3,434)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	460
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2014	$14,543

Beginning balance as of January 1, 2013	$19,668
Sales	-
Settlements	(302)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	924
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2013	$20,290

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2014	Cost	Gains	Losses	Value

U.S. Treasury securities and
obligations of U.S. Government	$75,390	$44	$(76)	$75,358
Corporate bonds	29,569	1,183	-	30,752
Collateralized corporate bank loans	113,839	192	(1,831)	112,200
Municipal bonds	141,140	2,514	(1,666)	141,988
Mortgage-backed	51,062	571	(669)	50,964

Total debt securities	411,000	4,504	(4,242)	411,262

Total equity securities	24,967	29,714	(3)	54,678

Total debt and equity securities	$435,967	$34,218	$(4,245)	$465,940

As of December 31, 2013

U.S. Treasury securities and
obligations of U.S. Government	$78,894	$24	$(165)	$78,753
Corporate bonds	42,946	1,379	(450)	43,875
Collateralized corporate bank loans	102,053	614	(489)	102,178
Municipal bonds	156,950	2,577	(1,975)	157,552
Mortgage-backed	27,784	460	(507)	27,737

Total debt securities	408,627	5,054	(3,586)	410,095

Total equity securities	24,902	26,642	(314)	51,230

Total debt and equity securities	$433,529	$31,696	$(3,900)	$461,325

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2014	2013	2014	2013

U.S. Treasury securities and
obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	(22)	21	111	846
Collateralized corporate bank loans	10	44	99	316
Municipal bonds	(69)	(50)	(123)	(11)
Mortgage-backed	29	-	31	-
Equity securities	29	6,935	34	8,572
(Loss) gain on investments	(23)	6,950	152	9,723
Other-than-temporary impairments	-	-	(274)	-
Net realized (losses) gains	$(23)	$6,950	$(122)	$9,723

We realized gross gains on investments of $0.1 million and $7.1 million during the three months ended September 30, 2014 and 2013, respectively and $0.4 million and $9.9 million for the nine months ended September 30, 2014 and 2013, respectively. We realized gross losses on investments of $0.1 million for the three months ended both September 30, 2014 and 2013.  We realized gross losses on investments of $0.2 million for the nine months both ended September 30, 2014 and 2013. We recorded proceeds from the sale of investment securities of $0.6 million and $12.5 million during the three months ended September 30, 2014 and 2013, respectively, and $14.9 million and $30.2 million for the nine months ended September 30, 2014 and 2013, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations
of U.S. Government	$29,723	$(76)	$-	$-	$29,723	$(76)
Corporate bonds	113	-	-	-	113	-
Collateralized corporate bank loans	72,134	(874)	8,057	(957)	80,191	(1,831)
Municipal bonds	30,834	(787)	22,715	(879)	53,549	(1,666)
Mortgage-backed	10,214	(236)	3,977	(433)	14,191	(669)
Total debt securities	143,018	(1,973)	34,749	(2,269)	177,767	(4,242)
Total equity securities	283	(3)	-	-	283	(3)
Total debt and equity securities	$143,301	$(1,976)	$34,749	$(2,269)	$178,050	$(4,245)

	As of December 31, 2013

	12 months or less		Longer than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations
of U.S. Government	$47,162	$(165)	$-	$-	$47,162	$(165)
Corporate bonds	5,649	(56)	4,421	(394)	10,070	(450)
Collateralized corporate bank loans	23,026	(422)	6,968	(67)	29,994	(489)
Municipal bonds	35,719	(413)	34,684	(1,562)	70,403	(1,975)
Mortgage-backed	1,383	(229)	4,840	(278)	6,223	(507)
Total debt securities	112,939	(1,285)	50,913	(2,301)	163,852	(3,586)

Total equity securities	316	(2)	2,721	(312)	3,037	(314)

Total debt and equity securities	$113,255	$(1,287)	$53,634	$(2,613)	$166,889	$(3,900)

At September 30, 2014, the gross unrealized losses more than twelve months old were attributable to 46 debt security positions. At December 31, 2013, the gross unrealized losses more than twelve months old were attributable to 84 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2014 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$55,209	$55,553
Due after one year through five years	168,202	169,167
Due after five years through ten years	106,628	105,598
Due after ten years	29,899	29,980
Mortgage-backed	51,062	50,964
	$411,000	$411,262

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $20.9 million and $29.1 million at September 30, 2014 and December 31, 2013, respectively.

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

We recorded $1.5 million of unfavorable prior years’ net loss development during the three months ended September 30, 2014. We recorded $5.4 million of favorable prior year net loss development during the nine months ended September 30, 2014. For the year to date, the $5.4 million of favorable development was attributable to $6.9 million favorable development on claims incurred in the 2013 accident year, $3.6 million favorable development on claims incurred during the 2011 accident year, partially offset by $3.4 million unfavorable development on claims incurred in the 2012 accident year and $1.7 million unfavorable development on claims incurred in the 2010 and prior accident years. During the nine months ended September 30, 2014, our Standard Commercial P&C business unit accounted for $3.0 million of the favorable development. Our Personal Lines Segment accounted for $3.1 million of the favorable development, our Workers Compensation business unit accounted for $1.9 million of the favorable development and our Hallmark Select business unit accounted for $0.7 million of the favorable development. These favorable developments were partially offset by unfavorable development of $3.3 million in our E&S Commercial business unit. The favorable development for our Standard Commercial P&C business unit of $3.0 million was driven primarily by our general liability line of business in the 2011 accident year. The favorable development for our Personal Lines Segment of $3.1 million was primarily attributable to the 2013 accident year. The favorable development of $1.9 million for our Workers Compensation business unit was primarily attributable to the 2013 and 2012 accident years. The favorable development of $0.7 million in our Hallmark Select business unit consisted of $0.9 million of favorable development in our commercial excess liability line of business and $0.5 million in our professional medical liability products, partially offset by $0.7 million of unfavorable development in our general aviation line of business. The unfavorable development of $3.3 million in our E&S Commercial business unit was primarily driven by unfavorable development in our commercial auto liability and general liability lines of business.

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

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of September 30, 2014, there were outstanding incentive stock options to purchase 1,010,594 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 464,771 shares of our common stock. There are 202,504 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Stock Options:

Incentive stock options granted under the 2005 LTIP prior to 2009 vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. Incentive stock options granted in 2009 and one grant of 5,000 incentive stock options in 2011 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant. One grant of 25,000 incentive stock options in 2010 vests in equal annual increments on each of the first three anniversary dates and terminates ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.

A summary of the status of our stock options as of and changes during the nine months ended September 30, 2014 is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2014	1,387,489	$9.66
Granted	-
Exercised	(2,142)	$6.61
Forfeited or expired	(70,596)	$9.50
Outstanding at September 30, 2014	1,314,751	$9.67	3.5	$2,098
Exercisable at September 30, 2014	1,201,178	$9.96	3.4	$1,683

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Intrinsic value of options exercised	$-	$-	$9	$-

Cost of share-based payments (non-cash)	$35	$52	$133	$156

Income tax benefit of share-based
payments recognized in income	$8	$8	$23	$23

As of September 30, 2014, there was $262 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $43 thousand is expected to be recognized for the remainder of 2014, $171 thousand is expected to be recognized during 2015, $45 thousand is expected to be recognized in 2016 and $3 thousand is expected to be recognized in 2017.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2014 or 2013.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain employees of the Company subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees.

The performance criteria for all restricted stock units require that the Company achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock units contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on July 27, 2012 will vest on March 31, 2015, the restricted stock units granted on April 10, 2013 will vest on March 31, 2016, the restricted stock units granted on September 8, 2014 (except for one grant) will vest on March 31, 2017 and one grant of restricted stock units on September 8, 2014 will vest on March 31, 2018. Grantees of restricted stock units do not have any rights of a stockholder of the Company, and do not participate in any distributions to common stockholders of the Company until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in the grant agreement.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The Company incurred a benefit to compensation expense of $170 thousand and $46 thousand related to the restricted stock units during the three and nine months ended September 30, 2014, respectively. The Company incurred compensation expense of $58 thousand and $89 thousand related to the restricted stock units during the three and nine months ended September 30, 2013, respectively. The Company recorded an income tax expense of $59 thousand and $16 thousand related to the restricted stock units during the three and nine months ended September 30, 2014, respectively. The Company recorded an income tax benefit of $20 thousand and $31 thousand related to the restricted stock units during the three and nine months ended September 30, 2013, respectively.

A summary of the status of our restricted stock units as of September 30, 2014 and changes during the nine months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2014	236,851
Granted	175,983
Vested	-
Forfeited	(102,987)
Non-vested at September 30, 2014	309,847

As of September 30, 2014, there was $979 thousand of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $95 thousand is expected to be recognized during the remainder of 2014, $352 thousand is expected to be recognized in 2015, $334 thousand is expected to be recognized in 2016, $169 thousand is expected to be recognized in 2017 and $29 thousand is expected to be recognized in 2018.

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Standard Commercial Segment	$20,985	$21,163	$60,667	$62,160
Specialty Commercial Segment	57,983	60,787	179,167	168,127
Personal Segment	4,225	21,256	14,699	64,621
Corporate	(1,776)	5,407	(5,171)	6,145
Consolidated	$81,417	$108,613	$249,362	$301,053

Pre-tax income (loss):
Standard Commercial Segment	$2,244	$1,163	$318	$641
Specialty Commercial Segment	7,653	7,564	27,042	11,828
Personal Segment	662	(1,613)	1,916	(3,331)
Corporate	(5,831)	2,358	(16,094)	(2,820)
Consolidated	$4,728	$9,472	$13,182	$6,318

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Assets

Standard Commercial Segment	$146,411	$142,143
Specialty Commercial Segment	603,324	536,894
Personal Segment	222,790	210,825
Corporate	19,654	19,161
	$992,179	$909,023

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2014 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Ceded earned premiums	$37,360	$16,488	$105,594	$45,629
Reinsurance recoveries	$25,785	$9,197	$74,302	$24,770

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. Effective July 1, 2014 the terms of our property catastrophe reinsurance are:

o	We retain the first $3.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $3.0 million retention up to $32.0 million for each catastrophic occurrence, subject to an aggregate limit of $64.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase proportional reinsurance where we cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of occupational accident reinsurance are:

o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•	Personal Property. Effective March 1, 2014, we purchase proportional reinsurance where we cede 80% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit. For policies written effective February 1, 2013 through February 28, 2014, we ceded 60% of these risks to reinsurers.

•	Personal Auto. We purchase proportional reinsurance where we cede 90% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit.

•	Standard Commercial P&C. We purchase proportional reinsurance where we cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit.

•	Professional Liability. Effective June 1, 2014, we purchase excess of loss reinsurance on our medical professional liability risks produced by our Hallmark Select business unit. The terms of our professional liability reinsurance are as follows:

o	We retain the first $1.0 million of any professional liability risk; and

o	Our reinsurers reimburse us for the next $2.0 million for each professional liability loss occurrence.

Prior to June 1, 2014, we purchased proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retained 60% of each risk and ceded the remaining 40% to reinsurers.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We cede 100% of our commercial umbrella and excess liability risks in excess of $1.0 million. Effective May 1, 2014, we purchase proportional reinsurance on the commercial auto liability risks produced by a program underwriter in our E&S Commercial business unit where we retain 20% of each risk and cede the remaining 80% to reinsurers.

  Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas where we previously produced policies for third party county mutual insurance companies and reinsured 100% for a fronting fee. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

11. Revolving Credit Facility Payable

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of September 30, 2014, we had no outstanding borrowings under this revolving credit facility.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2014, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Deferred	$3,873	$(34,995)	$(19,749)	$(53,243)
Amortized	(4,782)	34,715	21,670	51,211
Net	$(909)	$(280)	$1,921	$(2,032)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average shares - basic	19,181	19,263	19,227	19,263
Effect of dilutive securities	168	107	137	97
Weighted average shares - assuming dilution	19,349	19,370	19,364	19,360

For the three and nine months ended September 30, 2014, 715,832 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For each of the three and nine month periods ended September 30, 2013, 779,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$133	$127	$399	$379
Amortization of net loss	41	123	122	371
Expected return on plan assets	(175)	(154)	(524)	(462)
Net periodic pension cost	$(1)	$96	$(3)	$288
Contributed amount	$299	$157	$533	$268

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first nine months ended September 30, 2014 and 2013 was 26.7% and 23.8%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income compared to taxable income.

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2014 and 2013 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2012	$(2,954)	$10,853	$7,899
Other comprehensive income :
Change in net actuarial loss	371	-	371
Tax effect on change in net actuarial loss	(130)	-	(130)
Net unrealized holding gains arising during the period	-	16,243	16,243
Tax effect on unrealized gains arising during the period	-	(5,685)	(5,685)
Reclassification adjustment for gains included in net realized gains	-	(9,723)	(9,723)
Tax effect on reclassification adjustment for gains included
in income tax expense	-	3,403	3,403
Other comprehensive income, net of tax	241	4,238	4,479
Balance at September 30, 2013	$(2,713)	$15,091	$12,378
Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income :
Change in net actuarial gain	122	-	122
Tax effect on change in net actuarial gain	(43)	-	(43)
Net unrealized holding gains arising during the period	-	1,900	1,900
Tax effect on unrealized gains arising during the period	-	(665)	(665)
Reclassification adjustment for losses included in net realized gains	-	122	122
Tax effect on reclassification adjustment for losses included in income
tax expense	-	(43)	(43)
Other comprehensive income, net of tax	79	1,314	1,393
Balance at September 30, 2014	$(1,401)	$19,677	$18,276

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

Results of Operations

Management overview. During the three and nine months ended September 30, 2014, our total revenues were $81.4 million and $249.4 million, representing a decrease of 25% and 17%, respectively, from the $108.6 million and $301.1 million in total revenues for the same periods of 2013.  This decrease in revenue was primarily attributable to lower net earned premiums in our Personal Segment due to the quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risk produced in certain states. Further contributing to the decrease in revenue were significant realized gains recognized in our investment portfolio for the three and nine months ended September 30, 2013, lower net investment income for the three and nine months ended September 30, 2014, and adverse profit share commission revenue adjustments in our Standard Commercial Segment for the nine months ended September 30, 2014.

The decrease in revenue for the three and nine months ended September 30, 2014 was offset by decreased loss and loss adjustment expenses (“LAE”) of $17.6 million and $49.2 million, respectively, as compared to the same periods in 2013. During the three months ended September 30, 2014 and 2013 we recorded unfavorable prior year net loss reserve development of $1.5 million and $0.5 million, respectively. During the nine months ended September 30, 2014 we recorded $5.4 million of favorable prior year net loss reserve development compared to $8.0 million of unfavorable prior year net loss reserve development during the nine months ended September 30, 2013. The decrease in loss and LAE occurred despite a $5.4 million increase in net catastrophe losses to $13.9 million during the nine months ended September 30, 2014 from $8.5 million reported for the same period of 2013. Other operating expenses also decreased due mostly to decreased production related expenses in our Specialty Commercial Segment and Personal Segment, partially offset by $0.7 million of one-time CEO transition costs and $0.2 million of costs related to a previously announced public debt offering.

We reported net income of $3.5 million and $9.7 million for the three and nine months ended September 30, 2014 as compared to net income of $6.3 million and $4.8 million for the three and nine months ended September 30, 2013. On a diluted basis per share, we reported net income of $0.18 per share for the three months ended September 30, 2014, as compared to net income of $0.32 per share for the same period in 2013. On a diluted basis per share, net income per share was $0.50 for the nine months ended September 30, 2014 as compared to net income per share of $0.25 for the same period during 2013.

Third Quarter 2014 as Compared to Third Quarter 2013

The following is additional business segment information for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Gross premiums written	$20,850	21,444	$87,886	83,453	$13,987	18,767	$-	-	$122,723	123,664
Ceded premiums written	(1,639)	(1,837)	(25,534)	(17,932)	(11,525)	(1,006)	-	-	(38,698)	(20,775)
Net premiums written	19,211	19,607	62,352	65,521	2,462	17,761	-	-	84,025	102,889
Change in unearned premiums	614	332	(7,736)	(7,512)	244	1,743	-	-	(6,878)	(5,437)
Net premiums earned	19,825	19,939	54,616	58,009	2,706	19,504	-	-	77,147	97,452
Total revenues	20,985	21,163	57,983	60,787	4,225	21,256	(1,776)	5,407	81,417	108,613
Losses and loss adjustment expenses	12,545	13,537	36,844	37,914	1,120	16,707	-	-	50,509	68,158
Pre-tax income (loss)	2,244	1,163	7,653	7,564	662	(1,613)	(5,831)	2,358	4,728	9,472
Net loss ratio (1)	63.3%	67.9%	67.5%	65.4%	41.4%	85.7%			65.5%	69.9%
Net expense ratio (1)	32.1%	32.5%	25.7%	26.8%	57.9%	25.4%			30.7%	28.9%
Net combined ratio (1)	95.4%	100.4%	93.2%	92.2%	99.3%	111.1%			96.2%	98.8%

Favorable (Unfavorable) Prior Year Development	(288)	1,408	(2,369)	(1,405)	1,205	(534)	-	-	(1,452)	(531)

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $20.8 million for the three months ended September 30, 2014, which was $0.6 million, or 3%, less than the $21.4 million reported for the same period in 2013. Net premiums written were $19.2 million for the three months ended September 30, 2014 as compared to $19.6 million reported for the same period in 2013. The decrease in premium volume was primarily due to decreased premium production in our Standard Commercial P&C business unit, partially offset by increased premium production in our Workers Compensation business unit.

Total revenue for the Standard Commercial Segment of $21.0 million for the three months ended September 30, 2014 was $0.2 million less than the $21.2 million reported during the same period in 2013. This 1% decrease in total revenue was due to decreased net premiums earned of $0.1 million and lower net investment income of $0.1 million.

Our Standard Commercial Segment reported pre-tax income of $2.2 million for the three months ended September 30, 2014 which was $1.0 million higher than the $1.2 million reported for the same period of 2013. Lower loss and LAE of $1.0 million and lower operating expenses of $0.2 million were the primary drivers for the higher pre-tax income, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 63.3% for the three months ended September 30, 2014 as compared to 67.9% for the same period of 2013. The gross loss ratio before reinsurance for the three months ended September 30, 2014 was 70.0% as compared to the 62.7% reported for the same period of 2013. The increase in the gross loss ratio was impacted by adverse prior year reserve development of $0.3 million recognized for the three months ended September 30, 2014 as compared to favorable prior year reserve development of $1.4 million recognized during the same period the prior year. This increase in the gross loss ratio was partially offset by lower catastrophe related losses during the third quarter of 2014 as compared to the same period of 2013. The net loss results include $2.2 million of catastrophe related losses during the three months ended September 30, 2013.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $87.9 million for the three months ended September 30, 2014, which was $4.4 million, or 5%, more than the $83.5 million reported for the same period of 2013. The increase in gross premium volume was due to increased production in both our E&S Commercial and Hallmark Select business units. Net premiums written were $62.4 million for the three months ended September 30, 2014 as compared to $65.5 million for the same period of 2013. The lower net premiums written was primarily due to increased ceded premium under a quota share reinsurance agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our E&S Commercial business unit.

The $58.0 million of total revenue for the three months ended September 30, 2014 was $2.8 million lower than the $60.8 million reported by the Specialty Commercial Segment for the same period in 2013. This 5% decrease in revenue was primarily due to lower net premiums earned of $3.4 million largely from the quota share agreement referenced above and a quota share agreement entered into during the third quarter of 2013 in our Hallmark Select business unit on our general aviation line of business. The decrease in earned premium was partially offset by higher net investment income of $0.4 million and higher commission revenue of $0.2 million due primarily to a favorable profit share commission adjustment for the three months ended September 30, 2014 as compared to an unfavorable commission adjustment for the same period of 2013.

Pre-tax income for the Specialty Commercial Segment of $7.7 million for the third quarter of 2014 was $0.1 million higher than the $7.6 million reported for the same period in 2013. The increase in pre-tax income was primarily the result of lower loss and LAE expenses of $1.1 million due primarily to lower net earned premiums caused by the recent quota share reinsurance agreements. Further contributing to the increase in pre-tax income for the three months ended September 30, 2014 was lower operating expenses of $1.8 million related to increased ceding commission on the quota share reinsurance agreements referenced above. These increases to pre-tax income were partially offset by the decreased revenue discussed above.

Our E&S Commercial business unit reported a $0.9 million decrease in loss and LAE due primarily to the new quota share agreement referenced above. In addition, our Hallmark Select business unit reported a $0.2 million decrease in loss and LAE which consisted of (a) a $0.9 million decrease in loss and LAE primarily due to increased reinsurance recoveries on the general aviation quota share reinsurance entered into during the third quarter of 2013, partially offset by unfavorable prior year net loss reserve development during the third quarter of 2014 as compared to favorable prior year net loss reserve development during the same period of 2013, (b) a $0.2 million decrease in loss and LAE attributable to our medical professional liability insurance products, (c) a $0.1 million increase in loss and LAE attributable to our satellite insurance business and (d) a $0.8 million increase in loss and LAE due to increased production in our commercial umbrella and excess liability line of business, as well as unfavorable prior year net loss reserve development for the three months ended September 30, 2014.

The Specialty Commercial Segment reported a net loss ratio of 67.5% for the three months ended September 30, 2014 as compared to 65.4% for the same period during 2013. The gross loss ratio before reinsurance was 65.8% for the three months ended September 30, 2014 as compared to 65.1% for the same period in 2013. The higher gross and net ratios are primarily the result of $2.4 million unfavorable prior years’ net loss reserve development for the three months ended September 30, 2014 as compared to $1.4 million unfavorable prior years’ net loss reserve development for the same period of 2013. The Specialty Commercial Segment reported a net expense ratio of 25.7% for the three months ended September 30, 2014, as compared to 26.8% reported for the same period the prior year. The decrease in the expense ratio is due primarily to lower operating expenses due to increased ceding commissions on the quota share reinsurance agreements discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $14.0 million for the three months ended September 30, 2014, which was $4.8 million, or 25%, less than the $18.8 million reported for the same period in 2013. Net premiums written for our Personal Segment were $2.5 million in the third quarter of 2014, which was a decrease of $15.3 million, or 86%, from the $17.8 million reported for the third quarter of 2013. The decrease in the gross premiums written was due mostly to reduced business in our discontinued states and programs to focus on our ongoing core profitable business. The decrease in net premium written was due mostly to a quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risk produced in certain states.

Total revenue for the Personal Segment decreased 80% to $4.2 million for the third quarter of 2014 from $21.3 million for the third quarter of 2013. Decreased net premiums earned of $16.8 million, decreased net investment income of $0.1 million and lower finance charges of $0.2 million were the primary reasons for the decrease in revenue for the period.

Pre-tax income for the Personal Segment was $0.7 million for the three months ended September 30, 2014 as compared to pre-tax loss of $1.6 million for the same period of 2013. The pre-tax income for the three months ended September 30, 2014 was the result of decreased losses and LAE of $15.6 million and lower operating expenses of $3.7 million due primarily to lower production related expenses driven by increased ceding commission on the non-standard automobile quota share agreement entered into during the fourth quarter of 2013 and lower amortization of intangible assets of $0.1 million. These decreases were partially offset by lower revenue discussed above.

The Personal Segment reported a net loss ratio of 41.4% for the three months ended September 30, 2014 as compared to 85.7% for the third quarter of 2013. The gross loss ratio before reinsurance was 67.7% for the three months ended September 30, 2014 as compared to 85.3% for the same period in 2013. The lower gross and net loss ratios are primarily the result of favorable prior year net loss reserve development. The gross loss ratio also improved due to lower current accident year loss trends whereas the net loss ratio was adversely impacted by a lower ceded loss ratio as compared to prior year. The loss and LAE during the three months ended September 30, 2014 included $1.2 million of favorable prior year net loss reserve development as compared to $0.5 million of unfavorable prior year net loss reserve development for the same period of 2013. The Personal Segment reported a net expense ratio of 57.9% for the third quarter of 2014 as compared to 25.4% for the same period of 2013. The increase in the expense ratio was due predominately to the impact of the quota share reinsurance agreement entered into during the fourth quarter of 2013.

Corporate

Total revenue for Corporate decreased by $7.2 million for the three months ended September 30, 2014 as compared to the same period the prior year. This decrease in total revenue was due to lower net investment income of $0.2 million and net realized losses of $23 thousand recognized during the three months ended September 30, 2014 as compared to net realized gains of $7.0 million for the three months ended September 30, 2013.

Corporate pre-tax loss was $5.8 million for the three months ended September 30, 2014 as compared to pre-tax income of $2.4 million for the same period of 2013. The decline in pre-tax results was primarily due to the decreased revenue discussed above and higher operating expenses of $1.0 million primarily as a result of $0.7 million of one-time CEO transition costs and $0.2 million in costs related to a previously announced public debt offering.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

The following is additional business segment information for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Gross premiums written	$64,477	66,773	$248,615	225,120	$50,153	59,385	$-	-	$363,245	351,278
Ceded premiums written	(5,870)	(5,934)	(75,260)	(45,232)	(41,466)	(3,782)	-	-	(122,596)	(54,948)
Net premiums written	58,607	60,839	173,355	179,888	8,687	55,603	-	-	240,649	296,330
Change in unearned premiums	56	(2,763)	(4,066)	(20,302)	1,131	3,519	-	-	(2,879)	(19,546)
Net premiums earned	58,663	58,076	169,289	159,586	9,818	59,122	-	-	237,770	276,784
Total revenues	60,667	62,160	179,167	168,127	14,699	64,621	(5,171)	6,145	249,362	301,053
Losses and loss adjustment expenses	41,497	42,567	109,027	113,303	5,257	49,085	-	-	155,781	204,955
Pre-tax income (loss)	318	641	27,042	11,828	1,916	(3,331)	(16,094)	(2,820)	13,182	6,318
Net loss ratio (1)	70.7%	73.3%	64.4%	71.0%	53.5%	83.0%			65.5%	74.0%
Net expense ratio (1)	32.6%	32.6%	25.8%	27.0%	44.9%	25.7%			30.4%	29.2%
Net combined ratio (1)	103.3%	105.9%	90.2%	98.0%	98.4%	108.7%			95.9%	103.2%

Favorable (Unfavorable) Prior Year Development	4,847	3,630	(2,600)	(10,062)	3,112	(1,531)	-	-	5,359	(7,963)

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

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $64.5 million for the nine months ended September 30, 2014, which was $2.3 million, or 3%, less than the $66.8 million reported for the same period in 2013. Net premiums written were $58.6 million for the nine months ended September 30, 2014 as compared to $60.8 million reported for the same period in 2013. The decrease in premium volume was due to decreased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $60.7 million for the nine months ended September 30, 2014 was $1.5 million less than the $62.2 million reported during the same period in 2013. This 2% decrease in total revenue was mostly due to an increased adverse profit share commission revenue adjustment of $1.8 million and lower net investment income of $0.3 million, partially offset by higher net premiums earned of $0.6 million for the nine months ended September 30, 2014 as compared to the same period of 2013.

Our Standard Commercial Segment reported pre-tax income of $0.3 million for the nine months ended September 30, 2014 as compared to pre-tax income of $0.6 million for the same period of 2013. The decrease in pre-tax income for the Standard Commercial Segment was the result of the decreased revenue discussed above, partially offset by lower loss and LAE of $1.1 million and lower operating expenses of $0.1 million primarily consisting of lower production related expenses.

The Standard Commercial Segment reported a net loss ratio of 70.7% for the nine months ended September 30, 2014 as compared to 73.3% for the same period in 2013. The gross loss ratio before reinsurance for the nine months ended September 30, 2014 was 76.0% as compared to the 68.7% reported for the same period of 2013. The increase in the gross loss ratio was primarily due to $15.2 million of gross catastrophe losses for the nine months ended September 30, 2014 as compared to $5.7 million of gross catastrophe losses reported for the prior year. The net loss ratio improved primarily due to $7.6 million of ceded loss recoveries in the first nine months of 2014 as compared to $1.4 million reported in the same period the prior year. The Standard Commercial Segment reported $12.5 million of net catastrophe losses for the nine months ended September 30, 2014 as compared to $5.7 million for the same period the prior year.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $248.6 million for the nine months ended September 30, 2014, which was $23.5 million, or 10%, more than the $225.1 million reported for the same period in 2013. The increase in premium volume was due to increased premium production in both our E&S Commercial and our Hallmark Select business units. Net premiums written were $173.4 million for the nine months ended September 30, 2014 as compared to $179.9 million reported for the same period in 2013. The lower net premiums written was primarily due to a quota share reinsurance agreement entered into during the third quarter of 2013 in our Hallmark Select business unit on our general aviation line of business and a quota share agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our E&S Commercial business unit.

The $179.2 million of total revenue for the Specialty Commercial Segment for the nine months ended September 30, 2014 was $11.1 million higher than the $168.1 million reported for 2013. This 7% increase in revenue was due to higher net premiums earned of $9.7 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.3 million and higher commissions and fees revenue of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $27.0 million for the nine months ended September 30, 2014 was $15.2 million higher than the $11.8 million reported for the same period in 2013. This 129% increase in pre-tax income was primarily due to the increased revenue discussed above, lower loss and LAE expenses of $4.3 million and lower amortization of intangible assets of $0.2 million, partially offset by higher operating expenses of $0.4 million.

Our E&S Commercial business unit reported a $0.9 million decrease in loss and LAE for the nine months ended September 30, 2014 as compared to the same period during 2013. Our Hallmark Select business unit reported a $3.4 million decrease in loss and LAE which consisted of (a) a $5.3 million decrease in loss and LAE primarily due to increased reinsurance recoveries on the general aviation quota share agreement entered into during the third quarter of 2013, partially offset by unfavorable prior year net loss reserve development during the first nine months of 2014 as compared to favorable prior year net loss reserve development during the first nine months of 2013, (b) a $1.0 million increase in loss and LAE due primarily to increased premium production in our commercial umbrella and excess liability line of business, inclusive of $0.9 million of favorable prior year net loss reserve development during the first nine months of 2014, and (c) a $0.9 million increase in loss and LAE in our satellite insurance business due primarily to the occurrence of insured satellite losses during the current year-to-date. An increase of $0.4 million in operating expense was the combined result of increased salary and related expenses of $0.9 million due primarily to increased incentive compensation accruals compared to the prior period and higher other operating expenses of $0.2 million, partially offset by lower production related expenses of $0.7 million due to increased ceding commissions on the quota share reinsurance agreements discussed above.

The Specialty Commercial Segment reported a net loss ratio of 64.4% for the nine months ended September 30, 2014 as compared to 71.0% for the same period during 2013. The gross loss ratio before reinsurance was 64.3% for the nine months ended September 30, 2014 as compared to 69.4% for the same period in 2013. The lower gross and net loss ratio include $2.6 million of unfavorable prior year net loss reserve development for the nine months ended September 30, 2014 as compared to $10.1 million of unfavorable prior year net loss reserve development for the nine months ended September 30, 2013, as well as improved current accident year loss trends. The Specialty Commercial Segment reported $0.8 million in net catastrophe losses for the nine months ended September 30, 2014 as compared to $1.4 million in net catastrophe losses for the same period of 2013. The Specialty Commercial Segment reported a net expense ratio of 25.8% for the first nine months of 2014 as compared to 27.0% reported for the same period the prior year. The decrease in the expense ratio is due primarily to the effect of increased net earned premium on fixed operating expenses and the increased ceding commission on quota share reinsurance agreements discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $50.2 million for the nine months ended September 30, 2014, which was $9.2 million, or 16%, less than the $59.4 million reported for the same period in 2013. Net premiums written for our Personal Segment were $8.7 million in the first nine months of 2014, which was a decrease of $46.9 million, or 84%, from the $55.6 million reported for the same period of 2013. The decrease in the gross premiums written was due mostly to reduced business in our discontinued states and programs to focus on our ongoing core profitable business. The decrease in net premium written was due mostly to a quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risks produced in certain states.

Total revenue for the Personal Segment decreased 77% to $14.7 million for the nine months ended September 30, 2014 from $64.6 million for the same period during 2013. Decreased net earned premium of $49.3 million due to the quota share reinsurance agreement discussed above, decreased net investment income of $0.3 million and decreased finance charges of $0.3 million were the primary reasons for the decrease in revenue for the period.

Pre-tax income for the Personal Segment was $1.9 million for the nine months ended September 30, 2014 as compared to pre-tax loss of $3.3 million for the same period of 2013. The pre-tax income was the result of decreased losses and LAE of $43.8 million and lower operating expenses of $11.1 million primarily due to lower production related expenses driven by increased ceding commission on the quota share reinsurance agreement entered during the fourth quarter of 2013, as well as lower amortization of intangible assets of $0.2 million. These increases to pre-tax income were partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 53.5% for the nine months ended September 30, 2014 as compared to 83.0% for the same period of 2013. The gross loss ratio before reinsurance was 69.7% for the nine months ended September 30, 2014 as compared to 82.5% for the same period in 2013. The lower gross and net loss ratios were primarily the result of favorable prior year net loss reserve development. The loss and LAE during the nine months ended September 30, 2014 included $3.1 million of favorable prior years’ net loss reserve development as compared to $1.5 million of unfavorable prior years’ net loss reserve development for the same period of 2013. The Personal Segment reported $0.6 million in net catastrophe losses for the nine months ended September 30, 2014 as compared to $1.4 million in net catastrophe losses for the same period of 2013.The Personal Segment reported a net expense ratio of 44.9% for the first nine months of 2014 as compared to 25.7% for the same period of 2013. The increase in the net expense ratio was due predominately to the impact of the quota share reinsurance agreement entered into during the fourth quarter of 2013.

Corporate

Total revenue for Corporate decreased by $11.3 million for the nine months ended September 30, 2014 as compared to the same period the prior year. This decrease in total revenue was due to lower net realized gains on our investment portfolio of $9.8 million as compared to the same period of the prior year and lower net investment income of $1.5 million for the nine months ended September 30, 2014 as compared to the same period of the prior year.

Corporate pre-tax loss was $16.1 million for the nine months ended September 30, 2014 as compared to a $2.8 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of decreased revenue and higher operating expenses of $2.0 million during the nine months ended September 30, 2014 as compared to the same period the prior year due primarily to $0.7 million of one-time CEO transition costs, $0.2 million of costs related to a previously announced public debt offering, and $1.0 million higher salary and related costs due mostly to increased incentive compensation accruals compared to the prior period.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2014, Hallmark had $13.5 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $1.5 million as of September 30, 2014. As of that date, our insurance subsidiaries held $145.0 million of unrestricted cash and cash equivalents as well as $411.3 million in debt securities with an average modified duration of 2.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC, domiciled in Arizona, is limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. HNIC, domiciled in Ohio, is limited in the payment of dividends to the greater of 10% of statutory policyholders’ surplus as of the prior December 31 or statutory net income as of the prior December 31 without prior written approval from the Ohio Insurance Department. During 2014, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.6 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2014, our insurance company subsidiaries paid $6.0 million in dividends to Hallmark. None of our insurance company subsidiaries paid a dividend to Hallmark during the 2013 fiscal year.

Comparison of September 30, 2014 to December 31, 2013

On a consolidated basis, our cash and investments (excluding restricted cash) at September 30, 2014 were $626.0 million compared to $603.0 million at December 31, 2013. Cash flow from operations and an increase in investment fair values were the primary reasons for this increase.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Net cash provided by our consolidated operating activities was $21.7 million for the first nine months of 2014 as compared to net cash provided by operating activities of $53.5 million for the first nine months of 2013. The decrease in operating cash flow was primarily due to increased ceded premium payments, partially offset by lower net paid losses and increased collected provisional ceding commission.

 Net cash used in investing activities during the first nine months of 2014 was $0.5 million as compared to cash provided by investing activities during the first nine months of 2013 of $13.0 million.  The decrease in cash provided by investing activities during the first nine months of 2014 was due to a decrease in maturities, sales and redemptions of investment securities of $40.0 million and an increase in transfers into restricted cash of $4.7 million, partially offset by a decrease in purchases of debt and equity securities of $31.0 million and a decrease in purchases of property and equipment of $0.1 million.

Cash used in financing activities during the first nine months of 2014 was $2.9 million as a result of a $1.5 million repayment on our revolving credit facility and $1.4 million related to the repurchase of our common stock. There were no financing cash flow activities during the first nine months of 2013.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  We are in compliance with all of our covenants.  As of September 30, 2014, we had no outstanding borrowings under this revolving credit facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2014, the balance of our Trust II subordinated debt was $25.8 million.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended September 30, 2014:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

July 1-31, 2014	2,618	$9.73	1,705,247	2,294,753
August 1-31, 2014	-	$-	1,705,247	2,294,753
September 1-30, 2014	62,073	$10.21	1,767,320	2,232,680

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

10(a)	Twelfth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated August 8, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 12, 2014).

10(b)	Letter agreement dated August 13, 2014, between Hallmark Financial Services, Inc. and Naveen Anand (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 15, 2014).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: November 7, 2014	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: November 7, 2014

/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

