Form 10-K
period 2014-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2015-03-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $151.0 million

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,229,307 shares of common stock, $.18 par value per share, outstanding as of March 12, 2015.

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

Our Standard Commercial P&C business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C business unit currently markets its products through a network of 358 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. In addition our Standard Commercial P&C business unit offers occupational accident coverage in Texas through an underwriting agency that specializes in the occupational accident insurance market.

Our Workers Compensation business unit offers small and middle market workers compensation insurance products. Our Workers Compensation business unit currently markets its products through a network of 108 independent agents in Texas and Montana, with a predominate portion of its distribution in Texas.

Our E&S Commercial business unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our E&S Commercial business unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our E&S Commercial business unit primarily writes commercial automobile, general liability, commercial property and excess casualty. Our E&S Commercial business unit markets its products in 26 states through 9 wholesale brokers, a program underwriter and 83 general agency offices, as well as 162 independent retail agents in Texas and Oregon.

Our Hallmark Select business unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis; general aviation property/casualty insurance primarily for private and small commercial aircraft and airports; satellite launch property/casualty insurance products; and medical professional liability insurance on an excess and surplus lines basis. The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Hallmark Select business unit focuses primarily on trucking, specialty automobile, and non-fleet automobile coverage. Typical risks range from one power unit to fleets of up to 200 power units. Our Hallmark Select business unit markets these products through 113 wholesale brokers in 49 states. The aircraft liability and hull insurance products underwritten by our Hallmark Select business unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our Hallmark Select business unit markets these general aviation insurance products through 182 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Hallmark Select business unit are marketed through underwriting agencies with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months. The medical professional liability insurance underwritten on an excess and surplus basis by our Hallmark Select business unit focuses on healthcare professionals that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Hallmark Select business unit markets these medical professional liability insurance products through 21 wholesale brokers in 49 states.

Our Personal Lines business unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Personal Lines business unit also provides a renters insurance product that complements our non-standard auto offering and fits well in our distribution channel. During the fourth quarter of 2014, our Personal Lines business unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered. Our Personal Lines business unit markets these policies through 3,302 independent retail agents in 14 states.

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

Our five business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment consists of the Standard Commercial P&C business unit and the Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit and Hallmark Select business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed at the parent level. The Personal Segment consists solely of our Personal Lines business unit. The following table displays the gross premiums written and net premiums by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2014, 2013 and 2012.

4

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Gross Premiums Written:
Standard Commercial Segment	$84,679	$87,147	$77,091
Specialty Commercial Segment	324,547	296,108	235,695
Personal Segment	63,992	76,772	77,056
Total	$473,218	$460,027	$389,842

Net Premiums Written:
Standard Commercial Segment	$76,912	$79,466	$70,091
Specialty Commercial Segment	230,638	235,655	186,053
Personal Segment	16,802	45,644	76,345
Total	$324,352	$360,765	$332,489

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our business units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our business units and the business units included in each reportable segment as of December 31, 2014.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C business unit and our Workers Compensation business unit. During 2014, our Standard Commercial P&C business unit accounted for approximately 88% and our Workers Compensation business unit accounted for the remaining 12% of the aggregate premiums produced by the Standard Commercial Segment.

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

Our Standard Commercial P&C business unit markets its property/casualty insurance products through 358 independent agencies operating in its target markets. Our Standard Commercial P&C business unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C business unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C business unit has historically maintained excellent relationships with its producing agents, as evidenced by the 22 year average tenure of the 15 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2014. During 2014, the top ten agency groups produced approximately 37%, and no individual agency group produced more than 9%, of the total premium volume of our Standard Commercial P&C business unit.

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

Workers Compensation business unit. Our Workers Compensation business unit markets, underwrites and services workers compensation insurance in Texas and Montana. The subsidiaries comprising our Workers Compensation business unit include TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provides risk management services to customers of TBIC. Our Workers Compensation business unit markets its products through 108 independent agencies operating in Texas and Montana, with a predominate portion of its distribution in Texas. During 2014, the top ten agency groups produced approximately 59%, and no individual agency group produced more than 20%, of the total premium volume of our Workers Compensation business unit.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our E&S Commercial business unit and our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level. During 2014, our E&S Commercial business unit accounted for approximately 73% of the aggregate premiums produced by the Specialty Commercial Segment, with our commercial umbrella and excess liability, general aviation, medical professional liability and satellite launch insurance products handled by our Hallmark Select business unit accounting for 18%, 5%, 2% and 1%, respectively. Our Specialty Programs accounted for the remaining 1% of the premium produced by the Specialty Commercial Segment during 2014.

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

Our E&S Commercial business unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2014, commercial automobile, general liability and commercial property accounted for approximately 83%, 12% and 4%, respectively, of the premiums produced by our E&S Commercial business unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000. The commercial insurance products offered by our E&S Commercial business unit include the following:

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

Our E&S Commercial business unit markets its products in 26 states through 9 wholesale brokers, a program underwriter and 83 general agency offices, as well as 162 independent retail agents in Texas and Oregon. Our E&S Commercial business unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2014, general agents produced 81%, the program underwriter produced 13%, retail agents produced 4% and wholesale brokers produced 2% of total premiums produced by our E&S Commercial business unit. During 2014, the top ten general agents produced approximately 46%, the top ten wholesale brokers produced approximately 2% and no general agent produced more than 9%, of the total premium volume of our E&S Commercial business unit. During the same period, the top ten retail agents produced approximately 3%, and no retail agent produced more than 1%, of the total premium volume of our E&S Commercial business unit.

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

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Hallmark Select business unit is offered on an admitted and non-admitted basis in 49 states. Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the primary carrier’s limits of liability. The principal focus of the excess & umbrella insurance products offered is transportation, specifically trucking for hire, specialty automobile and non-fleet automobile coverage. The Hallmark Select business unit also provides umbrella and excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service. The majority of the excess & umbrella and general liability insurance policies written by our Hallmark Select business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy. Our excess & umbrella insurance and general liability insurance products are offered through 113 wholesale brokers. During 2014, the top ten wholesale brokers accounted for 48% of our excess & umbrella and general liability premium volume, with no single wholesale broker accounting for more than 15%. During 2014, commercial excess liability risks accounted for 91% of the premiums, with the remaining 9% coming from commercial umbrella and general liability risks. The commercial excess & umbrella and general liability insurance products offered by our Hallmark Select business unit include the following:

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

We presently cede 80% of the excess & umbrella and general liability risk on policies written by our Hallmark Select business unit.

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

Our Hallmark Select business unit distributes its general aviation insurance products through 182 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Hallmark Select business unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2014, the top ten independent specialty brokers produced approximately 30%, and no broker produced more than 6%, of the total general aviation premium volume of our Hallmark Select business unit. Our Hallmark Select business unit independently develops, underwrites and prices each general aviation coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with approximately 87% of the aircraft written in 2014 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2014 was approximately $137,000. All general aviation policies produced by our Hallmark Select business unit are written through our insurance company subsidiaries.

Our Hallmark Select business unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities. Our Hallmark Select business unit distributes its medical professional liability insurance products through 21 wholesale brokers in 49 states.

Specialty Programs. Our Specialty Programs consist of fronting and agency arrangements which are managed at the parent level. The Specialty Programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company.

Personal Segment / Personal Lines Business Unit

The Personal Segment of our business consists solely of our Personal Lines business unit. Our Personal Lines business unit markets and services non-standard personal automobile policies and renters insurance in 14 states. We conduct this business under the name Hallmark Insurance Company. Hallmark Insurance Company provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Personal Lines business unit include the following:

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

During the fourth quarter of 2014, our Personal Lines business unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered. Our Personal Lines business unit markets its products through 3,302 independent retail agents operating in its target geographic markets. Non-standard automobile represented 93% of the premiums produced during 2014. Our Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2014, the top ten independent agency groups produced approximately 30%, and no individual agency group produced more than 8%, of the total premium volume of our Personal Lines business unit.

During 2014, personal automobile liability coverage accounted for approximately 82% and personal automobile physical damage coverage accounted for the remaining 18% of the total non-standard automobile premiums produced by our Personal Lines business unit. Our most common policy term is a six month policy. We do offer additional terms of one-, two-, three- and twelve-month policies in certain markets. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program. Our Personal Lines business unit markets its products in 14 states directly for HIC, AHIC, HCM and HNIC.

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

Our Strategy

We strive to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

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

Except for the products of our Hallmark Select business unit, the distribution of property/casualty insurance products by our business units is geographically concentrated. For the twelve months ended December 31, 2014, five states accounted for approximately 65% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2014.

State	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Total	Percent of Total
	(dollars in thousands)

Texas	$33,864	$183,796	$17,745	$235,405	49.8%
Louisiana	-	24,347	-	24,347	5.1%
Arizona	-	1,125	17,506	18,631	3.9%
New Mexico	9,047	986	5,097	15,130	3.2%
Oregon	14,211	886	-	15,097	3.2%
All other states	27,557	113,407	23,644	164,608	34.8%
Total gross premiums written	$84,679	$324,547	$63,992	$473,218
Percent of total	17.9%	68.6%	13.5%	100.0%

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

	Year Ended December 31,
	2014	2013	2012
Gross premiums written	$473,218	$460,027	$389,842

Statutory loss & LAE ratio	64.8%	72.2%	72.0%
Statutory expense ratio	33.1%	34.7%	33.5%
Statutory combined ratio	97.9%	106.9%	105.5%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2014, 2013 and 2012, our consolidated premium-to-surplus ratios were 154%, 184% and 188%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2014, our business units had a total of 91 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2014, 2013 and 2012, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2014, 2013 and 2012.

	As of and for Year Ended December 31
	2014	2013	2012
	(dollars in thousands)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$312,468	$263,832	$254,901
Provision for losses and LAE for claims occurring in the current period	215,258	251,391	230,089
(Decrease) increase in reserve for unpaid losses and LAE for claims occurring in prior periods	(5,203)	9,954	(3,675)
Payments for losses and LAE, net of reinsurance:
Current period	(76,231)	(101,897)	(107,945)
Prior periods	(123,100)	(110,812)	(109,538)
Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	323,192	312,468	263,832
Reinsurance recoverable on unpaid losses and LAE at December 31	91,943	70,172	49,584
Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$415,135	$382,640	$313,416

The $5.2 million favorable development, $10.0 million unfavorable development and $3.7 million favorable development in prior accident years recognized in 2014, 2013 and 2012, respectively, represent normal changes in our loss reserve estimates. In 2014 and 2012, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. In 2013, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $5.2 million decrease in reserves for unpaid losses and LAE recognized in 2014 was attributable to $7.2 million favorable development on claims incurred in the 2013 accident year, $4.4 million unfavorable development on claims incurred in the 2012 accident year and $2.4 million favorable development on claims incurred in the 2011 and prior accident years. Our Standard Commercial P&C business unit, Personal Lines business unit, Workers Compensation business unit and Hallmark Select business unit accounted for $4.1 million, $2.9 million, $1.9 million and $1.0 million, respectively, of the decrease in reserves recognized during 2014. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to our commercial auto and general liability lines of business. The decrease in reserves for our Personal Lines business unit was primarily attributable to the 2013 accident year. The decrease in reserves for our Workers Compensation business unit was attributable to the 2013, 2012 and 2011 and prior accident years. The decrease in reserves for our Hallmark Select business unit was primarily related to $0.9 million favorable development in our commercial excess liability line of business and $0.4 million favorable development in our medical professional liability products, partially offset by a $0.3 million unfavorable development in our general aviation line of business. These favorable developments were partially offset by unfavorable development of $4.7 million in our E&S Commercial business unit primarily related to our commercial auto liability and general liability lines of business.

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

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2004 through 2014. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/ (Deficiency) (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

As of and for Year Ended December 31

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$17,700	$25,997	$72,801	$120,849	$150,025	$176,250	$213,723	$254,901	$263,832	$312,468	$323,192

B. Net reserve re-estimated as of:
One year later	15,300	24,820	66,387	119,034	151,645	185,440	230,089	251,226	273,786	307,265
Two years later	15,473	24,903	68,490	118,646	155,155	183,689	226,856	256,198	275,778
Three years later	13,962	23,144	68,809	120,444	154,738	181,268	230,145	253,814
Four years later	14,166	23,455	69,847	119,771	155,520	185,848	227,555
Five years later	13,163	24,425	71,879	123,949	158,842	184,995
Six years later	17,857	25,403	78,396	128,006	159,151
Seven years later	17,597	30,704	79,939	128,907
Eight years later	17,605	32,395	80,439
Nine years later	18,108	32,825
Ten years later	18,005

C. Net cumulative (deficiency) redundancy	(305)	(6,828)	(7,638)	(8,058)	(9,126)	(8,745)	(13,832)	1,087	(11,946)	5,203

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	8,073	16,721	30,061	50,458	64,810	73,647	105,848	109,538	110,812	123,100
Two years later	12,004	22,990	46,860	78,314	95,385	121,222	156,176	163,803	174,684
Three years later	13,113	24,562	58,322	93,286	120,133	146,956	188,044	200,637
Four years later	13,750	27,231	65,084	105,251	131,912	162,704	207,484
Five years later	13,102	28,833	71,082	112,029	140,618	172,330
Six years later	17,498	30,367	75,225	118,171	146,581
Seven years later	17,557	31,058	75,141	122,410
Eight years later	17,551	33,171	83,865
Nine years later	17,915	34,552
Ten years later	18,158

Net reserve-December 31	17,700	25,997	72,801	120,849	150,025	176,250	213,723	254,901	263,832	312,468	323,192
Reinsurance recoverables	1,948	324	4,763	4,489	6,338	8,412	37,954	42,044	49,584	70,172	91,943
Gross reserve-December 31	19,648	26,321	77,564	125,338	156,363	184,662	251,677	296,945	313,416	382,640	415,135

Net re-estimated reserve	18,005	32,825	80,439	128,907	159,151	184,995	227,555	253,814	275,778	307,265
Re-estimated reinsurance recoverable	1,050	1,776	6,704	7,919	10,400	9,178	37,977	42,190	49,664	68,599
Gross re-estimated reserve	19,055	34,601	87,143	136,826	169,551	194,173	265,532	296,004	325,442	375,864

Gross cumulative redundancy (deficiency)	$593	$(8,280)	$(9,579)	$(11,488)	$(13,188)	$(9,511)	$(13,855)	$941	$(12,026)	$6,776

Reinsurance

We reinsure a portion of the risk we underwrite in order to control our exposure to losses and to protect our capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. Our reinsurance facilities are subject to annual renewal. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2014 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31
	2014	2013	2012
Gross premiums written	$473,218	$460,027	$389,842
Ceded premiums written	(148,866)	(99,262)	(57,353)
Net premiums written	$324,352	$360,765	$332,489
Gross premiums earned	$461,694	$437,226	$373,849
Ceded premiums earned	(140,477)	(76,685)	(54,413)
Net premiums earned	$321,217	$360,541	$319,436
Reinsurance recoveries	$99,911	$45,456	$29,014

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. Effective July 1, 2014 the terms of our property catastrophe reinsurance are:

o	We retain the first $3.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $3.0 million retention up to $32.0 million for each catastrophic occurrence, subject to an aggregate limit of $64.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase proportional reinsurance where we currently cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of our occupational accident reinsurance are:

o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and

o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•

Personal Property. Effective March 1, 2014, we purchased proportional reinsurance where we cede 80% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit. For policies written effective February 1, 2013 through February 28, 2014, we ceded 60% of these risks to reinsurers.

•

Personal Auto. Effective October 1, 2014 we purchased proportional reinsurance where we cede 50% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit. For policies written effective October 1, 2013 through September 30, 2014, we ceded 90% of these risks to reinsurers.

•	Standard Commercial P&C. We purchase proportional reinsurance where we currently cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owner’s risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owner’s risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we currently retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit.

•	Professional Liability. Effective June 1, 2014, we purchased excess of loss reinsurance on our medical professional liability risks produced by our Hallmark Select business unit. The terms of our professional liability reinsurance are as follows:

o	We retain the first $1.0 million of any professional liability risk; and

o	Our reinsurers reimburse us for the next $2.0 million for each professional liability loss occurrence.

Prior to June 1, 2014, we purchased proportional reinsurance on our medical professional liability risks produced by our Hallmark Select business unit where we retained 60% of each risk and ceded the remaining 40% to the reinsurers.

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we currently retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We currently cede to reinsurers 100% of our commercial umbrella and excess liability risks in excess of $1.0 million. Effective May 1, 2014, we purchased proportional reinsurance on the commercial auto liability risks produced by a program underwriter in our E&S Commercial business unit where we retain 20% of each risk and cede the remaining 80% to reinsurers.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2014, we had total invested assets of $507.2 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2014 would decrease by approximately $13.4 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on fair value of each category of invested assets as of December 31, 2014 and 2013.

	As of December 31, 2014			As of December 31, 2013
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$29,442	6.5%	3.5%	$43,875	10.7%	3.8%
Collateralized corporate bank loans	113,649	25.2%	4.0%	102,178	24.9%	4.0%
Municipal bonds	162,329	36.0%	4.5%	157,552	38.4%	5.0%
US Treasury securities and obligations of U.S. Government	93,305	20.7%	0.7%	78,753	19.2%	0.5%
Mortgage backed	52,060	11.6%	2.3%	27,737	6.8%	2.7%

Total	$450,785	100.0%	3.3%	$410,095	100.0%	3.6%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was A- at December 31, 2014. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2014 and 2013:

	As of	As of
	December 31, 2014	December 31, 2013
Rating:
"AAA"	8.1%	0.9%
"AA"	43.7%	33.7%
"A"	8.1%	22.4%
"BBB"	15.3%	18.9%
"BB"	17.7%	18.6%
"B"	3.2%	4.5%
"CCC"	0.0%	0.7%
"NR"	3.9%	0.3%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$50,329	11.2%	$71,969	17.6%
One to five years	185,525	41.2%	163,006	39.7%
Five to ten years	109,925	24.4%	108,761	26.5%
More than ten years	52,946	11.7%	38,622	9.4%
Mortgage-backed	52,060	11.5%	27,737	6.8%
Total	$450,785	100.0%	$410,095	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2014, 11% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2014.

Net Unrealized Gain Balance
Category	(in thousands)
Corporate bonds	$799
Collateralized corporate bank loans	(1,709)
Municipal bonds	783
Equity securities	31,084
U.S. Treasury securities and obligations of U.S. Government	25
Mortgage-backed	117
Total	$31,099

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,087 property/casualty insurance companies and 2,134 property/casualty insurance groups operating in North America as of July 14, 2014. Our Standard Commercial P&C business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. The primary competition for the occupational accident insurance product offered by our Standard Commercial P&C unit includes such carriers as Great American Insurance Group, One Beacon Insurance Company, North American Insurance Company and Service Lloyds. The primary competition for our Workers Compensation business unit includes such carriers as Texas Mutual Insurance Company, Service Lloyds Insurance Company, Employers Insurance Company, The Hartford Financial Services Group and FirstComp Insurance Company. The primary competition for our E&S Commercial business unit includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Scottsdale Insurance Company and Progressive County Mutual. Our Hallmark Select business unit considers its primary competition for our excess & umbrella and general liability insurance products to include such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, XL Specialty Insurance, W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. The primary competitors for our general aviation insurance products produced by our Hallmark Select business unit are Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. The primary competition for the medical professional liability insurance products produced by our Hallmark Select business unit are Admiral Insurance Company, Catlin Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, Lexington Insurance Company, ProAssurance Corporation, RSUI Group and TDC Companies. Although our Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

Insurance Regulation

AHIC, HCM and TBIC are domiciled in Texas, HIC and HNIC are domiciled in Arizona and HSIC is domiciled in Oklahoma. Therefore, our insurance operations are regulated by the Texas Department of Insurance, the Arizona Department of Insurance and the Oklahoma Insurance Department, as well as the applicable insurance department of each state in which we issue policies. Our insurance company subsidiaries are required to file quarterly and annual statements of their financial condition prepared in accordance with statutory accounting practices with the insurance departments of their respective states of domicile and the applicable insurance department of each state in which they write business. The financial conditions of our insurance company subsidiaries, including the adequacy of surplus, loss reserves and investments, are subject to review by the insurance department of their respective states of domicile.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31st or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC and HNIC, both domiciled in Arizona, may pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Arizona Department of Insurance, HIC and HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net investment income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2014, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2014, we employed 393 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2014 unpaid losses and LAE would have produced a $4.2 million change to pretax earnings. Our gross loss and LAE reserves totaled $415.1 million at December 31, 2014. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $323.2 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happened, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” (Excellent) or higher. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to insureds or potential insureds with such ratings requirements.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,087 property/casualty insurance companies and 2,134 property/casualty insurance groups operating in North America as of July 14, 2014. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2014, we had a total of $163.1 million due us from reinsurers, including $109.7 million of recoverables from losses and $53.4 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2014 was $20.4 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2015 by our insurance company subsidiaries is $16.2 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2014, 89% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 35% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2014 was $450.8 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $13.4 million as of December 31, 2014. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 75% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2014, Hallmark had $0.3 million exposed in its investment portfolio to sub-prime mortgages and $52.1 million total exposure in mortgage-backed securities. Future changes in the fair value of our available-for-sale securities will be reflected in other comprehensive income.

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

The following states accounted for 65% of our gross written premiums for 2014: Texas (50%), Louisiana (5%), Arizona (4%), New Mexico (3%) and Oregon (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and Standard Commercial P&C business unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $48,664 per month pursuant to a lease which expires June 30, 2022.

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

Our Hallmark Select business unit is located at 15280 Addison Road, Suite 250, Addison, Texas. The suite is located in a low-rise office building and contains an aggregate of 8,219 square feet of space. The rent is currently $9,564 per month pursuant to a lease that expires July 31, 2018. Our Hallmark Select business unit also maintains branch offices in the following locations:

Location	Monthly Rent	Lease Expiration

Atlanta, Georgia	$1,200	May 31, 2015

Glendale, California	$2,500	July 31, 2015

Chicago, Illinois	$8,472	April 30, 2017

Our Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $27,931 per month pursuant to a lease that expires December 31, 2020.

Item 3. Legal Proceedings.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, likely to have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2013.

Period	High Sale	Low Sale
Year Ended December 31, 2014:
First quarter	$9.25	$8.15
Second quarter	11.06	8.05
Third quarter	11.05	8.66
Fourth quarter	12.43	9.96

Year Ended December 31, 2013:
First quarter	$9.67	$8.36
Second quarter	9.40	8.03
Third quarter	10.03	8.18
Fourth quarter	9.52	8.05

Holders

As of March 2, 2015, there were 1,855 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC are limited in the payment of dividends to Hallmark in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. As a county mutual, dividends from HCM are payable to policyholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)](1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,062,134	$9.51	358,850
Equity compensation plans not approved by security holders	-	-	-
Total	1,062,134	$9.51	358,850

(1) Securities remaining available for future issuance are net of a maximum of 427,824 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria.  See Note 13 to the audited consolidated financial statements included in this report.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(a)	(b)	(c)	(d)

October 1st - October 31st	39,683	$10.35	1,807,003	2,192,997
November 1st – November 30th	-	$-	1,807,003	2,192,997
December 1st – December 31st	-	$-	1,807,003	2,192,997

Performance Graph

The following graph compares the five year cumulative total return provided shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Insurance Index, and the S&P Property & Casualty Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2009 and its relative performance is tracked through December 31, 2014.

Item 6. Selected Financial Data

	Year Ended December 31
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Gross premiums written	$473,218	$460,027	$389,842	$354,881	$320,973
Ceded premiums written	(148,866)	(99,262)	(57,353)	(51,005)	(39,332)
Net premiums written	324,352	360,765	332,489	303,876	281,641
Change in unearned premiums	(3,135)	(224)	(13,053)	(10,835)	(3,370)
Net premiums earned	321,217	360,541	319,436	293,041	278,271

Investment income, net of expenses	12,383	12,884	15,293	15,880	14,849
Net realized gains	134	10,540	1,943	3,633	8,402
Finance charges	5,279	5,830	5,957	6,826	7,054
Commission and fees	(1,694)	(487)	(1,145)	3,175	(1,575)
Other income	47	120	316	216	59
Total revenues	337,366	389,428	341,800	322,771	307,060

Loss and loss adjustment expenses	210,055	261,345	226,414	239,235	202,544
Operating expenses	101,427	109,289	103,792	95,106	87,882
Interest expense	4,576	4,599	4,634	4,631	4,598
Amortization of intangible assets	2,526	3,115	3,586	3,586	3,665
Total expenses	318,584	378,348	338,426	342,558	298,689

Income (loss) before tax	18,782	11,080	3,374	(19,787)	8,371
Income tax expense (benefit)	5,353	2,835	(474)	(8,954)	863
Net income (loss)	13,429	8,245	3,848	(10,833)	7,508
Less: Net income attributable to non-controlling interest	-	-	324	58	105

Net income (loss) attributable to Hallmark Financial Services, Inc.	13,429	8,245	3,524	(10,891)	7,403

Net income (loss) per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.70	$0.43	$0.18	$(0.55)	$0.37
Diluted	$0.69	$0.43	$0.18	$(0.55)	$0.37

	As of December 31, 2014
Balance Sheet Items:	2014	2013	2012	2011	2010
Total investments	$507,229	$461,325	$445,360	$424,628	$432,441
Total assets	$980,869	$909,023	$790,468	$746,059	$736,557
Reserves for unpaid loss and loss adjustment expenses	$415,135	$382,640	$313,416	$296,945	$251,677
Unearned premiums	$196,826	$185,303	$162,502	$146,104	$140,965
Total liabilities	$728,832	$670,905	$569,931	$529,203	$499,919
Total stockholders' equity	$252,037	$238,118	$220,537	$215,572	$235,278

Book value per share	$13.11	$12.36	$11.45	$11.19	$11.69

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

Our insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit. Our Standard Commercial P&C business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, satellite launch, commercial umbrella and excess liability and medical professional liability insurance products and services handled by our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level. Our E&S Commercial business unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Hallmark Select business unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Personal Segment. The Personal Segment includes the non-standard personal automobile, low value dwelling/homeowners, renters and manufactured homes, insurance products and services handled by our Personal Lines business unit that is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2014 and 2013, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the Hallmark Select business unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2014 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Standard Commercial P&C business unit - $2.1 million; E&S Commercial business unit - $19.8 million; Hallmark Select business unit- $17.4 million (comprised of $7.7 million for the excess & umbrella component and $9.7 million for the general aviation and satellite component); and Personal Lines business unit - $5.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2014 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2014. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our business units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2014. However, a 7% decline in the fair value of our Standard Commercial P&C business unit, a 13% decline in the fair value of our E&S Commercial business unit, a 28% decline in the fair value of our Personal Lines business unit, a 52% decline in the fair value of our excess & umbrella component or a 12% decline in the fair value of our general aviation and satellite component would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2014. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our business units in connection with our goodwill impairment testing. We believe the current financial market conditions, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2014. Through December 31, 2014, there were no indicators of impairment.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2014 reserves for unpaid losses and LAE would have produced a $4.2 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2014 was $356.1 million to $438.1 million. Our best estimate of unpaid losses and LAE as of December 31, 2014 is $415.1 million. Our carried reserve for unpaid losses and LAE as of December 31, 2014 is comprised of $223.1 million in case reserves and $192.0 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE, which is approximately $18.0 million higher than the midpoint or 94.8% of the high end of the actuarial range at December 31, 2014 as compared to $19.5 million above the midpoint or 98.5% of the high end of the actuarial range at December 31, 2013. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%

Estimated ultimate loss ratio recorded at December 31, 2014	63.5%	64.5%	61.2%	66.0%

Effect of actual 5.0% above estimated loss ratio at December 31, 2014	-	-	$(3,360)	$(3,790)

Effect of actual 5.0% below estimated loss ratio at December 31, 2014	$1,850	$3,055	$2,734	$3,790

The following table details the profit sharing commission revenue sensitivity of the E&S Commercial business unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%

Estimated ultimate loss ratio recorded at December 31, 2014	58.7%	63.6%	59.5%

Effect of actual 5.0% above estimated loss ratio at December 31, 2014	$(3,096)	$(658)	$(1,618)

Effect of actual 5.0% below estimated loss ratio at December 31, 2014	$2,911	$2,351	$1,618

Results of Operations

Comparison of Years ended December 31, 2014 and December 31, 2013

Management overview. During fiscal 2014, our total revenues were $337.4 million, representing an approximately 13% decrease over the $389.4 million in total revenues for fiscal 2013. The decrease in revenue was primarily attributable to lower net earned premiums in our Personal Segment due to a new quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risk produced in certain states. Further contributing to the decrease in revenue were significant realized gains recognized in our investment portfolio for the year ended December 31, 2013, lower net investment income and adverse profit share commission revenue adjustments in our Standard Commercial Segment for the year ended December 31, 2014.

The decrease in revenue for the year ended December 31, 2014 was offset by decreased loss and LAE of $51.3 million as compared to the same period of 2013. During the twelve months ended December 31, 2014 we recorded $5.2 million of favorable prior year loss development. During the twelve months ended December 31, 2013 we recorded $10.0 million of unfavorable prior year loss development. The decrease in loss and LAE occurred despite a $4.8 million increase in net catastrophe losses to $15.0 million during the year ended December 31, 2014 from $10.2 million reported for the same period of 2013. Other operating expenses also decreased due mostly to decreased production related expenses in our Specialty Commercial Segment and Personal Segment, partially offset by $3.0 million of costs related to higher salary and related expenses due mostly to increased incentive compensation accruals compared to the prior period, $0.7 million of CEO transition costs and $0.2 million of costs related to a previously announced public debt offering.

We reported net income of $13.4 million for the year ended December 31, 2014, as compared to net income of $8.2 million for the year ended December 31, 2013. On a diluted per share basis, net income was $0.69 per share for fiscal 2014 as compared to net income of $0.43 per share for fiscal 2013.

Segment information

The following is additional business segment information for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Gross premiums written	$84,679	$87,147	$324,547	$296,108	$63,992	$76,772	$-	$-	$473,218	$460,027
Ceded premiums written	(7,767)	(7,681)	(93,909)	(60,453)	(47,190)	(31,128)	-	-	(148,866)	(99,262)
Net premiums written	76,912	79,466	230,638	235,655	16,802	45,644	-	-	324,352	360,765
Change in unearned premiums	1,399	(1,290)	(1,815)	(17,090)	(2,719)	18,156	-	-	(3,135)	(224)
Net premiums earned	78,311	78,176	228,823	218,565	14,083	63,800	-	-	321,217	360,541

Total revenues	81,464	83,306	241,920	229,734	20,404	71,081	(6,422)	5,307	337,366	389,428

Losses and loss adjustment expenses	51,130	56,143	149,961	152,546	8,964	52,656	-	-	210,055	261,345

Pre-tax income (loss)	4,595	1,980	34,237	19,527	1,226	(3,416)	(21,276)	(7,011)	18,782	11,080

Net loss ratio (1)	65.3%	71.8%	65.5%	69.8%	63.7%	82.5%			65.4%	72.5%
Net expense ratio (1)	33.3%	32.2%	25.6%	26.6%	43.3%	26.7%			30.5%	29.2%
Net combined ratio (1)	98.6%	104.0%	91.1%	96.4%	107.0%	109.2%			95.9%	101.7%

Favorable (Unfavorable) Prior Year Development	6,033	5,235	(3,721)	(13,381)	2,891	(1,808)			5,203	(9,954)

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $84.7 million for the year ended December 31, 2014, which was $2.4 million, or approximately 3%, less than the $87.1 million reported for the same period in 2013. Net premiums written were $76.9 million for the year ended December 31, 2014 as compared to $79.5 million reported for the same period in 2013. The decrease in premium volume was primarily due to decreased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $81.5 million for the year ended December 31, 2014 was $1.8 million less than the $83.3 million reported during the year ended December 31, 2013. This 2% decrease in total revenue was mostly due to an increased adverse profit share commission revenue adjustment of $1.6 million and lower net investment income of $0.3 million, partially offset by higher net earned premiums of $0.1 million.

Our Standard Commercial Segment reported pre-tax income of $4.6 million for the year ended December 31, 2014 which was $2.6 million higher than the $2.0 million reported for the same period of 2013. The increase in pre-tax income for the Standard Commercial Segment was the result of lower loss and LAE of $5.0 million, partially offset by higher operating expenses of $0.6 million primarily consisting of higher professional services and higher salary and related expenses. The increase in pre-tax income for the Standard Commercial Segment was further partially offset by the decreased revenue discussed above.

The net loss ratio for the year ended December 31, 2014 was 65.3% as compared to the 71.8% reported for the year ended December 31, 2013. The gross loss ratio before reinsurance was 71.7% for the year ended December 31, 2014 as compared to 67.8% for the prior year. The increase in the gross loss ratio was primarily due to $16.9 million of gross catastrophe losses for the year ended December 31, 2014 as compared to $6.0 million for the same period during 2013. The net loss ratio improved primarily due to $10.7 million of ceded loss recoveries during the year ended December 31, 2014 as compared to $2.1 million reported for the same period in 2013. The Standard Commercial Segment reported $13.4 million of net catastrophe losses for the year ended December 31, 2014 as compared to $6.0 million for the same period during 2013.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $324.5 million for the year ended December 31, 2014, which was $28.4 million, or approximately 10%, more than the $296.1 million reported for the same period in 2013. Net premiums written were $230.6 million for the year ended December 31, 2014 as compared to $235.7 million reported for the same period in 2013. The lower net premiums written was primarily due to a quota share reinsurance agreement entered into during the third quarter of 2013 in our Hallmark Select business unit on our general aviation line of business and a quota share agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our E&S Commercial business unit.

The $241.9 million of total revenue for the year ended December 31, 2014 was $12.2 million higher than the $229.7 million reported for 2013. This 5% increase in revenue was due to higher net premiums earned of $10.3 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.6 million and higher commissions and fees revenue of $0.3 million.

Pre-tax income for the Specialty Commercial Segment of $34.2 million for the year ended December 31, 2014 was $14.7 million higher than the $19.5 million reported for the same period in 2013. The increase in pre-tax income was primarily due to the increased revenue discussed above, lower loss and LAE expenses of $2.6 million and lower amortization of intangible assets of $0.3 million, partially offset by higher operating expenses of $0.4 million. Our E&S Commercial business unit reported a $0.2 million decrease in loss and LAE for the year ended December 31, 2014 as compared to the same period of 2013. In addition, our Hallmark Select business unit reported a $2.3 million decrease in loss and LAE which consisted of (a) a $7.1 million decrease in loss and LAE primarily due to increased reinsurance recoveries on the general aviation quota share agreement entered into during the third quarter of 2013, (b) a $2.1 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (c) a $0.8 million increase in loss and LAE attributable to our medical professional liability insurance products and (d) a $1.9 million increase in loss and LAE in our satellite insurance products due primarily to the increased occurrence of insured satellite losses during the year. The increase in operating expense was the combined result of higher salary and related expenses of $1.5 million due primarily to increased incentive compensation accruals and higher other operating expenses of $0.4 million partially offset by lower production related expenses of $1.3 million due to increased ceding commissions on the quota share reinsurance agreements discussed above and lower professional services of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 65.5% for the year ended December 31, 2014 as compared to 69.8% for the same period during 2013. The gross loss ratio before reinsurance was 65.7% for the year ended December 31, 2014 as compared to 68.5% for the same period in 2013. The lower gross and net loss ratio included $3.7 million of unfavorable prior year loss reserve development for the year ended December 31, 2014 as compared to $13.4 million of unfavorable prior year loss reserve development for the same period during 2013. The Specialty Commercial Segment reported $1.0 million in net catastrophe losses for the year ended December 31, 2014 as compared to $1.6 million for the same period of 2013. The Specialty Commercial Segment reported a net expense ratio of 25.6% for the year ended December 31, 2014 as compared to 26.6% reported for the same period the prior year. The decrease in the net expense ratio is due primarily to the effect of increased net earned premium on fixed operating expenses and the increased ceding commission on quota share reinsurance agreements discussed above.

Personal Segment.

Gross premiums written for the Personal Segment were $64.0 million for the year ended December 31, 2014, which was $12.8 million less than the $76.8 million reported for the same period in 2013. Net premiums written for our Personal Segment were $16.8 million for the year ended December 31, 2014, which was a decrease of $28.8 million, or 63%, from the $45.6 million reported for the same period of 2013. The decrease in gross premiums written was due mostly to reduced business in our discontinued states and programs to focus on our ongoing core profitable business. The decrease in net premium written was due mostly to a new quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risks produced in certain states.

Total revenue for the Personal Segment decreased 71% to $20.4 million for the year ended December 31, 2014 from $71.1 million the prior year. Lower net premiums earned of $49.7 million, lower net investment income of $0.4 million, decreased finance charges of $0.5 million and decreased other income of $0.1 million were the primary reasons for the decrease in revenue for the period.

Our Personal Segment reported pre-tax income of $1.2 million for the year ended December 31, 2014 as compared to a pre-tax loss of $3.4 million for the same period of 2013. The pre-tax income was the result of decreased losses and LAE of $43.7 million and lower operating expenses of $11.3 million, primarily due to lower production related expenses driven by increased ceding commission on the quota share agreements entered into during 2013, as well as lower amortization of intangible assets of $0.3 million. These increases in pre-tax income were partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 63.7% for the year ended December 31, 2014 as compared to 82.5% for 2013. The gross loss ratio before reinsurance was 70.1% for the year ended December 31, 2014 as compared to 80.6% for the same period in 2013. The lower gross and net loss ratios were primarily the result of favorable prior year net loss reserve development. The loss and LAE for the year ended December 31, 2014 included $2.9 million of favorable prior years’ net loss reserve development as compared to $1.8 million of unfavorable prior years’ net loss reserve development for the same period of 2013. The Personal Segment reported $0.6 million of net catastrophe losses for the year ended December 31, 2014 as compared to $2.6 million for the same period in 2013. The Personal Segment reported a net expense ratio of 43.3% for the year ended December 31, 2014 as compared to 26.7% for the same period of 2013. The increase in the expense ratio was due predominately to the impact of the quota share reinsurance agreement entered into during the fourth quarter of 2013.

Corporate.

Total revenue for Corporate decreased by $11.7 million for the year ended December 31, 2014 as compared to the same period the prior year. This decrease in total revenue was due primarily to lower net realized gains on our investment portfolio of $10.4 million as compared to the same period of the prior year and lower net investment income of $1.3 million for the year ended December 31, 2014 as compared to the same period of the prior year.

Corporate pre-tax loss was $21.3 million for the year ended December 31, 2014 as compared to a $7.0 million pre-tax loss for the same period the prior year. The increase in pre-tax loss was the result of decreased revenue and higher operating expenses of $2.6 million during the year ended December 31, 2014 as compared to the same period the prior year due primarily to $0.8 million higher salary and related costs due mostly to increased incentive compensation accruals compared to the prior period, $0.7 million of CEO transition costs, $0.2 million of costs related to a previously announced public debt offering, $0.4 million of professional service fee expense and $0.5 million due primarily to increases recorded to the expected earn-out payable in conjunction with the previous acquisition of TBIC.

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

Segment information.

The following is additional business segment information for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Gross premiums written	$87,147	$77,091	$296,108	$235,695	$76,772	$77,056	$-	$-	$460,027	$389,842
Ceded premiums written	(7,681)	(7,000)	(60,453)	(49,642)	(31,128)	(711)	-	-	(99,262)	(57,353)
Net premiums written	79,466	70,091	235,655	186,053	45,644	76,345	-	-	360,765	332,489
Change in unearned premiums	(1,290)	(936)	(17,090)	(17,223)	18,156	5,106	-	-	(224)	(13,053)
Net premiums earned	78,176	69,155	218,565	168,830	63,800	81,451	-	-	360,541	319,436

Total revenues	83,306	73,119	229,734	178,917	71,081	89,149	5,307	615	389,428	341,800

Losses and loss adjustment expenses	56,143	52,828	152,546	103,980	52,656	69,606	-	-	261,345	226,414

Pre-tax income (loss), net of non-controlling interest	1,980	(2,486)	19,527	25,932	(3,416)	(8,535)	(7,011)	(11,861)	11,080	3,050

Net loss ratio (1)	71.8%	76.4%	69.8%	61.6%	82.5%	85.5%			72.5%	70.9%
Net expense ratio (1)	32.2%	33.2%	26.6%	28.3%	26.7%	28.5%			29.2%	30.8%
Net combined ratio (1)	104.0%	109.6%	96.4%	89.9%	109.2%	114.0%			101.7%	101.7%

Favorable (Unfavorable) Prior Year Development	5,235	3,744	(13,381)	3,577	(1,808)	(3,646)			(9,954)	3,675

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

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

The Specialty Commercial Segment reported a net loss ratio of 69.8% for the year ended December 31, 2013 as compared to 61.6% for the same period during 2012. The gross loss ratio before reinsurance was 68.5% for the year ended December 31, 2013 as compared to 61.1% for the same period in 2012. The higher gross and net loss ratios included $13.4 million of unfavorable prior year loss reserve development for the year ended December 31, 2013 as compared to $3.6 million of favorable prior year loss reserve development for the same period during 2012. The Specialty Commercial Segment reported a net expense ratio of 26.6% for the year ended December 31, 2013 as compared to 28.3% reported for the same period the prior year. The decrease in the net expense ratio was due primarily to increased net premium volume.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2014, Hallmark had $11.8 million in unrestricted cash and cash equivalents. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $5.3 million as of December 31, 2014. As of that date, our insurance subsidiaries held $113.9 million of cash and cash equivalents as well as $450.8 million in debt securities with an average modified duration of 3.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2015, the aggregate ordinary dividend capacity of these subsidiaries is $24.3 million, of which $16.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the year ended December 31, 2014, our insurance company subsidiaries paid $8.0 million in dividends to Hallmark. None of our insurance company subsidiaries paid a dividend during the year ended December 31, 2013.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.1 million, $8.2 million and $9.0 million during each of 2014, 2013 and 2012, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2014, our insurance company subsidiaries reported statutory capital and surplus of $210.0 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”). As of December 31, 2014, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2014 and 2013 was 154% and 184%, respectively.

Comparison of December 31, 2014 to December 31, 2013

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2014 were $638.2 million compared to $603.0 million at December 31, 2013. Cash flow from operations and an increase in investment fair values were the primary reasons for this increase.

Comparison of Years Ended December 31, 2014 and December 31, 2013

Net cash provided by our consolidated operating activities was $33.7 million for the year ended December 31, 2014 compared to $68.3 million for the year ended December 31, 2013. The decrease in operating cash flow was primarily due to increased ceded premium payments, partially offset by lower net paid losses and increased collected provisional ceding commission.

Cash used in investing activities during the year ended December 31, 2014 was $42.2 million as compared to $11.8 million for the prior year. The increase in cash used in investing activities was primarily attributable to a $68.0 million decrease in maturities, sales and redemptions of investment securities, partially offset by a $33.7 million decrease in purchases of investment securities, a $0.1 million decrease in purchases of property and equipment and a $3.8 million decrease in cash flow into restricted cash accounts.

Cash used in financing activities during the year ended December 31, 2014 was $2.1 million as a result of a $1.5 million repayment on our revolving credit facility and $1.8 million related to the repurchase of our common stock, partially offset by $1.2 million related to proceeds from the exercise of employee stock options. There were no financing cash flow activities during the year ended December 31, 2013.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of our covenants. As of December 31, 2014, we had no outstanding borrowings under this revolving credit facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Hallmark Statutory Trust I (“Trust I”) as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2014, the balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2014. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2015	2016-2017	2018-2019	After 2019

Subordinated debt securities	$56,702	$-	$-	$-	$56,702

Interest on subordinated debt securities	75,409	4,388	7,761	6,477	56,783

Unpaid losses and LAE (1)	415,135	169,468	145,310	43,512	56,845

Operating leases	10,940	1,922	3,659	2,927	2,432

Purchase obligations	3,083	2,154	929	-	-

(1)	The payout pattern for unpaid losses and LAE is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.

Based on 2015 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2014 was $450.8 million. The effective duration of our portfolio as of December 31, 2014 was 3.0 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 3.0%, or $13.4 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 3.0%, or $13.4 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2014, our fixed-income investments were in the following: U.S. Treasury bonds – 20.7%; municipal bonds – 36.0%; collateralized corporate bank loans – 25.2%; corporate bonds – 6.5%; and asset-backed – 11.6%. As of December 31, 2014, 75.2% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2014 was with reinsurers having an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities that are subject to equity price risk made up 11.1% of our portfolio as of December 31, 2014. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2014 was $56.4 million. The fair value of our equity securities would increase or decrease by $16.9 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 4.4%. The selected hypothetical change does not reflect what should be considered the best or worsed case scenario.

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

During the three month period ended December 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2014 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “ Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hallmark Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Worth, Texas
March 12, 2015

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

Schedule III – Supplemental Insurance Information

Schedule IV – Reinsurance

Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations

(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

4.1	Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.2	Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.3	Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6	First Restated Credit Agreement dated January 27, 2006, between Hallmark Financial Services, Inc. and The Frost National Bank (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 2, 2006).

4.7	Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.8	Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.9	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.7 above).

4.10	Form of Capital Security Certificate (included in Exhibit 4.8 above).

4.11	Fifth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated February 20, 2008 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed February 25, 2008).

4.12	Sixth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated January 21, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed January 25, 2010).

4.13	Seventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated May 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2010).

4.14	Eighth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and The Frost National Bank dated March 21, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 21, 2011).

4.15	Ninth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 12, 2012).

4.16	Tenth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated September 30, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012).

4.17	Eleventh Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated July 26, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 30, 2013).

4.18	Twelfth Amendment to First Restated Credit Agreement among Hallmark Financial Services, Inc. and its subsidiaries and Frost Bank dated August 8, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 12, 2014).

10.1	Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

10.2	Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.3	Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

10.4	Office Lease by and between Minol Center, L.P. and Aerospace Insurance Managers, Inc. dated August 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed August 17, 2010).

10.5	Office Lease by and between Civic Opera, L.P. and Hallmark Specialty Underwriters, Inc. dated December 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2011).

10.6	First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.7*	Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.8*	Hallmark Financial Services, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.9*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11	Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.12*	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

10.13*	Form of Restricted Stock Unit Award Agreement(incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K filed March 12, 2014).

10.14	Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.15	Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 25, 2011).

10.16*

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 12, 2015	By:	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President

Date:	March 12, 2015	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 12, 2015	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 12, 2015	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President (Principal Financial Officer and Principal
Accounting Officer)

Date:	March 12, 2015	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 12, 2015	/s/ James H. Graves
James H. Graves, Director

Date:	March 12, 2015	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 12, 2015	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hallmark Financial Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hallmark Financial Services, Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 12, 2015

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

($ in thousands)

	2014	2013
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost; $450,770 in 2014 and $408,627 in 2013)	$450,785	$410,095
Equity securities, available-for-sale, at fair value (cost; $25,360 in 2014 and $24,902 in 2013)	56,444	51,230
Total investments	507,229	461,325
Cash and cash equivalents	130,985	141,666
Restricted cash	11,914	12,190
Ceded unearned premiums	53,376	44,988
Premiums receivable	71,003	71,157
Accounts receivable	3,141	2,382
Receivable for securities	932	1,320
Reinsurance recoverable	109,719	76,818
Deferred policy acquisition costs	20,746	22,586
Goodwill	44,695	44,695
Intangible assets, net	17,427	19,953
Prepaid expenses	1,823	1,531
Other assets	7,879	8,412
Total assets	$980,869	$909,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$-	$1,473
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	415,135	382,640
Unearned premiums	196,826	185,303
Reinsurance balances payable	26,403	20,598
Pension liability	2,619	1,433
Payable for securities	1,321	206
Federal income tax payable	968	719
Deferred federal income taxes, net	3,092	2,825
Accounts payable and other accrued expenses	25,766	19,006
Total liabilities	728,832	670,905
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2014 and 2013	3,757	3,757
Additional paid-in capital	123,194	122,827
Retained earnings	119,638	106,209
Accumulated other comprehensive income	17,801	16,883
Treasury stock (1,655,306 shares in 2014 and 1,609,374 in 2013), at cost	(12,353)	(11,558)

Total stockholders’ equity	252,037	238,118

Total liabilities and stockholders’ equity	$980,869	$909,023

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2014, 2013 and 2012

($ in thousands, except per share amounts)

	2014	2013	2012
Gross premiums written	$473,218	$460,027	$389,842
Ceded premiums written	(148,866)	(99,262)	(57,353)
Net premiums written	324,352	360,765	332,489
Change in unearned premiums	(3,135)	(224)	(13,053)
Net premiums earned	321,217	360,541	319,436

Investment income, net of expenses	12,383	12,884	15,293
Net realized gains	134	10,540	1,943
Finance charges	5,279	5,830	5,957
Commission and fees	(1,694)	(487)	(1,145)
Other income	47	120	316

Total revenues	337,366	389,428	341,800

Losses and loss adjustment expenses	210,055	261,345	226,414
Operating expenses	101,427	109,289	103,792
Interest expense	4,576	4,599	4,634
Amortization of intangible assets	2,526	3,115	3,586

Total expenses	318,584	378,348	338,426

Income before tax	18,782	11,080	3,374
Income tax expense (benefit)	5,353	2,835	(474)
Net income	13,429	8,245	3,848
Less: Net income attributable to non-controlling interest	-	-	324

Net income attributable to Hallmark Financial Services, Inc.	$13,429	$8,245	$3,524

Net income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.70	$0.43	$0.18
Diluted	$0.69	$0.43	$0.18

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2014, 2013 and 2012

($ In thousands)

	2014	2013	2012
Net income	$13,429	$8,245	$3,848
Other comprehensive income:
Change in net actuarial (loss) gain	(1,723)	2,268	37
Tax effect on change in net actuarial (loss) gain	603	(794)	(13)
Unrealized holding gains arising during the period	3,543	22,094	4,388
Tax effect on unrealized holding gains arising during the period	(1,240)	(7,733)	(1,536)
Reclassification adjustment for gains included in net income	(408)	(10,540)	(2,189)
Tax effect on reclassification adjustment for gains included in net income	143	3,689	766

Other comprehensive income, net of tax	918	8,984	1,453
Comprehensive income	$14,347	$17,229	$5,301
Less: comprehensive income attributable to non-controlling interest	-	-	324
Comprehensive income attributable to Hallmark Financial Services, Inc.	$14,347	$17,229	$4,977

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013 and 2012

($ In thousands)

	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Number of Shares	Total Stockholders' Equity
Balance at January 1, 2012	20,873	$3,757	$122,487	$94,440	$6,446	$(11,558)	1,609	$215,572
Equity incentive plan activity	-	-	380	-	-	-	-	380
Accretion of redeemable non-controlling interest	-	-	(392)	-	-	-	-	(392)
Net income	-	-	-	3,524	-	-	-	3,524
Other comprehensive income, net of tax	-	-	-	-	1,453	-	-	1,453

Balance at December 31, 2012	20,873	$3,757	$122,475	$97,964	$7,899	$(11,558)	1,609	$220,537
Equity incentive plan activity	-	-	352	-	-	-	-	352
Net income	-	-	-	8,245	-	-	-	8,245
Other comprehensive income, net of tax	-	-	-	-	8,984	-	-	8,984

Balance at December 31, 2013	20,873	$3,757	$122,827	$106,209	$16,883	$(11,558)	1,609	$238,118
Acquisition of treasury stock	-	-	-	-	-	(1,805)	181	(1,805)
Equity incentive plan activity	-	-	222	-	-	-	-	222
Stock options exercised	-	-	145	-	-	1,010	(135)	1,155
Net income	-	-	-	13,429	-	-	-	13,429
Other comprehensive income, net of tax	-	-	-	-	918	-	-	918

Balance at December 31, 2014	20,873	$3,757	$123,194	$119,638	$17,801	$(12,353)	1,655	$252,037

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

($ in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$13,429	$8,245	$3,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,224	4,300	4,421
Deferred federal income taxes	(393)	(257)	(2,851)
Net realized gains	(134)	(10,540)	(1,943)
Share-based payments expense	222	352	380
Change in ceded unearned premiums	(8,388)	(22,577)	(2,941)
Change in premiums receivable	154	(4,474)	(13,170)
Change in accounts receivable	(759)	728	836
Change in deferred policy acquisition costs	1,840	2,325	(2,357)
Change in unpaid losses and loss adjustment expenses	32,495	69,224	16,471
Change in unearned premiums	11,523	22,801	16,398
Change in reinsurance recoverable	(32,901)	(24,848)	(9,236)
Change in reinsurance balances payable	5,805	13,268	4,191
Change in current federal income tax payable	249	(799)	8,256
Change in all other liabilities	7,946	(6,551)	5,396
Change in all other assets	(628)	17,141	5,983
Net cash provided by operating activities	33,684	68,338	33,682
Cash flows from investing activities:
Purchases of property and equipment, net	(546)	(673)	(107)
Net transfers from (into) restricted cash	276	(3,483)	665
Purchases of investment securities	(188,749)	(222,399)	(167,626)
Maturities, sales and redemptions of investment securities	146,777	214,738	148,968
Net cash used in investing activities	(42,242)	(11,817)	(18,100)
Cash flows from financing activities:
Activity under revolving credit facility, net	(1,473)	-	(2,577)
Redemption of non-controlling interest	-	-	(1,700)
Distribution to non-controlling interest	-	-	(281)
Payment of contingent consideration	-	-	(350)
Proceeds from exercise of employee stock options	1,155	-	-
Purchase of treasury shares	(1,805)	-	-
Net cash used in financing activities	(2,123)	-	(4,908)
(Decrease) Increase in cash and cash equivalents	(10,681)	56,521	10,674
Cash and cash equivalents at beginning of year	141,666	85,145	74,471
Cash and cash equivalents at end of year	$130,985	$141,666	$85,145
Supplemental cash flow information:
Interest paid	$(4,576)	$(4,599)	$(4,656)
Income taxes (paid) recovered	$(5,497)	$(3,891)	$5,879
Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$388	$(1,317)	$2,614
Change in payable for securities related to investment purchases that settled after the balance sheet date	$1,115	$206	$(203)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

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

These five business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial P&C business unit and our Workers Compensation business unit. The Specialty Commercial Segment includes our E&S Commercial business unit and our Hallmark Select business unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed by Hallmark. The Personal Segment consists solely of our Personal Lines business unit.

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

Years ended December 31, 2014, 2013, and 2012

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

Subordinated debt securities: Our trust preferred securities are reported at carry value of $56.7 million and $56.7 million, and have a fair value of $47.6 million and $53.2 million, as of December 31, 2014 and 2013, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2014 and 2013, respectively, which are based on similar issues to discount future cash flows and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2014, 2013 and 2012, we deferred $39.1 million, $55.0 million and $62.2 million of policy acquisition costs and amortized $40.9 million, $57.3 million and $59.8 million of deferred policy acquisition costs, respectively. Therefore, the net (amortization) deferrals of policy acquisition costs were ($1.8) million, ($2.3) million and $2.4 million for 2014, 2013 and 2012, respectively.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $14.8 million and $14.3 million, at December 31, 2014 and 2013, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2014, 2013 and 2012 was $0.7 million, $1.2 million and $1.2 million, respectively. Accumulated depreciation was $13.2 million and $12.5 million at December 31, 2014 and 2013, respectively.

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

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2014, 2013 and 2012. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $11.5 million, $13.2 million and $11.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period. Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

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

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2014	63.5%	64.5%	61.2%	66.0%

As of December 31, 2014, we had a payable of $1.3 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the E&S Commercial business unit and Republic.

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2014	58.7%	63.6%	59.5%

As of December 31, 2014, we had a net payable of $0.7 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

2.	Investments:

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government	$93,280	$29	$(4)	$93,305
Corporate bonds	28,643	884	(85)	29,442
Collateralized corporate bank loans	115,358	206	(1,915)	113,649
Municipal bonds	161,546	2,384	(1,601)	162,329
Mortgage-backed	51,943	487	(370)	52,060

Total debt securities	450,770	3,990	(3,975)	450,785

Total equity securities	25,360	31,086	(2)	56,444

Total debt and equity securities	$476,130	$35,076	$(3,977)	$507,229

As of December 31, 2013
U.S. Treasury securities and obligations of U.S. Government	$78,894	$24	$(165)	$78,753
Corporate bonds	42,946	1,379	(450)	43,875
Collateralized corporate bank loans	102,053	614	(489)	102,178
Municipal bonds	156,950	2,577	(1,975)	157,552
Mortgage-backed	27,784	460	(507)	27,737

Total debt securities	408,627	5,054	(3,586)	410,095

Total equity securities	24,902	26,642	(314)	51,230

Total debt and equity securities	$433,529	$31,696	$(3,900)	$461,325

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2014	2013	2012
U.S. Treasury securities and obligations of U.S. Government	$395	$143	$53
Corporate bonds	1,378	2,341	4,218
Collateralized corporate bank loans	4,400	4,653	5,261
Municipal bonds	5,232	5,245	5,616
Mortgage-backed	995	737	106
Equity securities	509	484	534
Cash and cash equivalents	230	157	246
	13,139	13,760	16,034
Investment expenses	(756)	(876)	(741)
Investment income, net of expenses	$12,383	$12,884	$15,293

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2014 or 2013.

Major categories of net realized gains on investments are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2014	2013	2012
U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-
Corporate bonds	263	853	13
Collateralized corporate bank loans	109	373	391
Municipal bonds	(140)	(156)	(441)
Mortgage-backed	32	-	-
Equity securities	144	9,470	2,226
Gain on investments	408	10,540	2,189
Other-than-temporary impairments	(274)	-	(246)
Net realized gain	$134	$10,540	$1,943

We realized gross gains on investments of $0.6 million, $10.9 million, and $2.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. We realized gross losses on investments of $0.2 million, $0.4 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. We recorded proceeds from the sale of investment securities of $15.3 million, $33.4 million and $12.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$15,005	$(4)	$-	$-	$15,005	$(4)
Corporate bonds	7,552	(85)	-	-	7,552	(85)
Collateralized corporate bank loans	64,712	(824)	8,898	(1,091)	73,610	(1,915)
Municipal bonds	50,546	(945)	15,684	(656)	66,230	(1,601)
Mortgage-backed	20,469	(365)	2,966	(5)	23,435	(370)
Total debt securities	158,284	(2,223)	27,548	(1,752)	185,832	(3,975)

Total equity securities	129	(2)	-	-	129	(2)
Total debt and equity securities	$158,413	$(2,225)	$27,548	$(1,752)	$185,961	$(3,977)

	As of December 31, 2013
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$47,162	$(165)	$-	$-	$47,162	$(165)
Corporate bonds	5,649	(56)	4,421	(394)	10,070	(450)
Collateralized corporate bank loans	23,026	(422)	6,968	(67)	29,994	(489)
Municipal bonds	35,719	(413)	34,684	(1,562)	70,403	(1,975)
Mortgage-backed	1,383	(229)	4,840	(278)	6,223	(507)
Total debt securities	112,939	(1,285)	50,913	(2,301)	163,852	(3,586)

Total equity securities	316	(2)	2,721	(312)	3,037	(314)
Total debt and equity securities	$113,255	$(1,287)	$53,634	$(2,613)	$166,889	$(3,900)

At December 31, 2014, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions. At December 31, 2013, the gross unrealized losses more than twelve months old were attributable to 84 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Years ended December 31, 2014, 2013, and 2012

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We recognized other-than-temporary losses on our debt securities portfolio of $0.3 million during 2014.

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

The amortized cost and estimated fair value of debt securities at December 31, 2014 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,977	$50,329
Due after one year through five years	185,036	185,525
Due after five years through ten years	111,008	109,925
Due after ten years	52,806	52,946
Mortgage-backed	51,943	52,060
	$450,770	$450,785

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $20.3 million at December 31, 2014 and a carrying value of $29.1 million at December 31, 2013.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 (in thousands).

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$93,305	$-	$93,305
Corporate bonds	-	29,442	-	29,442
Collateralized corporate bank loans	-	113,402	247	113,649
Municipal bonds	-	147,978	14,351	162,329
Mortgage-backed	-	52,060	-	52,060
Total debt securities	-	436,187	14,598	450,785

Total equity securities	56,444	-	-	56,444
Total debt and equity securities	$56,444	$436,187	$14,598	$507,229

	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$78,753	$-	$78,753
Corporate bonds	-	43,875	-	43,875
Collateralized corporate bank loans	-	101,585	593	102,178
Municipal bonds	-	140,628	16,924	157,552
Mortgage-backed	-	27,737	-	27,737
Total debt securities	-	392,578	17,517	410,095

Total equity securities	51,230	-	-	51,230
Total debt and equity securities	$51,230	$392,578	$17,517	$461,325

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014 and 2013 (in thousands).

	2014	2013
Beginning balance as of January 1	$17,517	$19,668
Sales	(3,490)	(3,157)
Settlements	-	-
Purchases	-	-
Issuances	-	-
Total realized/unrealized gains included in net income	-	-
Net gains included in other comprehensive income	571	1,006
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending balance as of December 31	$14,598	$17,517

4.	Goodwill and Intangible Assets:

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the Hallmark Select business unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2014 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Standard Commercial P&C business unit - $2.1 million; E&S Commercial business unit - $19.8 million; Hallmark Select business unit- $17.4 million (comprised of $7.7 million for the excess & umbrella component and $9.7 million for the general aviation and satellite component); and Personal Lines business unit - $5.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2014 and determined that there was no impairment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2014. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2014, 2013, and 2012, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2014	2013
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(17,561)	(15,322)
Tradename	(1,929)	(1,700)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,177)
Total accumulated amortization	(26,957)	(24,431)
Total net carrying amount	$17,427	$19,953

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2015	$2,468
2016	$2,468
2017	$2,468
2018	$2,468
2019	$2,468

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

5.	Other Assets:

The following table details our other assets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Profit sharing commission receivable	$274	$641
Accrued investment income	2,974	3,030
Debt issuance costs	1,104	1,156
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	1,620	1,773
Other assets	205	110
	$7,879	$8,412

6.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2014	2013	2012

Balance at January 1	$382,640	$313,416	$296,945
Less reinsurance recoverable	70,172	49,584	42,044
Net Balance at January 1	312,468	263,832	254,901

Incurred related to:
Current year	215,258	251,391	230,089
Prior years	(5,203)	9,954	(3,675)
Total incurred	210,055	261,345	226,414

Paid related to:
Current year	76,231	101,897	107,945
Prior years	123,100	110,812	109,538
Total paid	199,331	212,709	217,483

Net Balance at December 31	323,192	312,468	263,832
Plus reinsurance recoverable	91,943	70,172	49,584
Balance at December 31	$415,135	$382,640	$313,416

The $5.2 million favorable development, $10.0 million unfavorable development and $3.7 million favorable development in prior accident years recognized in 2014, 2013 and 2012, respectively, represent normal changes in our loss reserve estimates. In 2014 and 2012, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. In 2013, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The $5.2 million decrease in reserves for unpaid losses and LAE recognized in 2014 was attributable to $7.2 million favorable development on claims incurred in the 2013 accident year, $4.4 million unfavorable development on claims incurred in the 2012 accident year and $2.4 million favorable development on claims incurred in the 2011 and prior accident years. Our Standard Commercial P&C business unit, Personal Lines business unit, Workers Compensation business unit and Hallmark Select business unit accounted for $4.1 million, $2.9 million, $1.9 million and $1.0 million, respectively, of the decrease in reserves recognized during 2014. The decrease in reserves for our Standard Commercial P&C business unit was primarily related to our commercial auto and general liability lines of business. The decrease in reserves for our Personal Lines business unit was primarily attributable to the 2013 accident year. The decrease in reserves for our Workers Compensation business unit was attributable to the 2013, 2012 and 2011 and prior accident years. The decrease in reserves for our Hallmark Select business unit was primarily related to $0.9 million favorable development in our commercial excess liability line of business and $0.4 million favorable development in our medical professional liability products, partially offset by a $0.3 million unfavorable development in our general aviation line of business. These favorable developments were partially offset by unfavorable development of $4.7 million in our E&S Commercial business unit primarily related to our commercial auto liability and general liability lines of business.

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

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2014 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2014	2013	2012
Premium Written :
Direct	$473,233	$458,020	$385,624
Assumed	(15)	2,007	4,218
Ceded	(148,866)	(99,262)	(57,353)
	$324,352	$360,765	$332,489

Premium Earned:
Direct	$461,367	$434,022	$369,735
Assumed	327	3,204	4,114
Ceded	(140,477)	(76,685)	(54,413)
	$321,217	$360,541	$319,436

Reinsurance recoveries	$99,911	$45,456	$29,014

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $17.0 million and $6.1 million as of December 31, 2014 and 2013, respectively.

We currently reinsure the following exposures on business generated by our business units:

•	Property catastrophe. Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our commercial and personal property insurance lines. Catastrophes might include multiple claims and policyholders. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us reinsurance coverage for losses in excess of an agreed-upon amount. We utilize catastrophe models to assist in determining appropriate retention and limits to purchase. Effective July 1, 2014 the terms of our property catastrophe reinsurance are:

o	We retain the first $3.0 million of property catastrophe losses; and

o	Our reinsurers reimburse us 100% for any loss occurrence in excess of our $3.0 million retention up to $32.0 million for each catastrophic occurrence, subject to an aggregate limit of $64.0 million.

•	Commercial property. Our commercial property reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event or catastrophic loss may have on our results. The terms of our commercial property reinsurance are:

o	We retain the first $1.0 million of loss for each commercial property risk;

o	Our reinsurers reimburse us for the next $5.0 million for each commercial property risk, and $10.0 million for all commercial property risk involved in any one occurrence, in all cases subject to an aggregate limit of $30.0 million for all commercial property losses occurring during the treaty period; and

o	Individual risk facultative reinsurance is purchased on any commercial property with limits above $6.0 million.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

•	Commercial casualty. Our commercial casualty reinsurance is excess-of-loss coverage intended to reduce the financial impact a single-event loss may have on our results. The terms of our commercial casualty reinsurance are:

o	We retain the first $1.0 million of any commercial liability risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each commercial liability risk.

•	Aviation. We purchase proportional reinsurance where we currently cede 80% of the risk to reinsurers on the aviation risks produced in all states by our Hallmark Select business unit.

•	Occupational Accident. We purchase excess-of-loss reinsurance coverage for the occupational accident insurance product produced by our Standard Commercial P&C business unit. The terms of our occupational accident reinsurance are:

o	We retain the first $1.0 million of any occupational accident risk; and

o	Our reinsurers reimburse us for the next $5.0 million for each occupational accident risk up to $10.0 million for each occurrence.

•	Workers Compensation. We purchase excess of loss reinsurance specific to the workers compensation risks underwritten by our Workers Compensation business unit. The terms of our workers compensation reinsurance are:

o	We retain the first $1.0 million of each workers compensation loss; and
o	Our reinsurers reimburse us 100% for the next $14.0 million for each workers compensation loss, subject to a maximum limit of $10.0 million for any one person and an aggregate limit of $28.0 million for all workers compensation losses.

•

Personal Property. Effective March 1, 2014, we purchased proportional reinsurance where we cede 80% of the risks to reinsurers on the low value dwelling/homeowners, renters and manufactured homes coverages produced in all states by our Personal Lines business unit. For policies written effective February 1, 2013 through February 28, 2014, we ceded 60% of these risks to reinsurers.

•	Personal Auto. Effective October 1, 2014 we purchased proportional reinsurance where we cede 50% of the risks to reinsurers on the nonstandard automobile risks produced in certain states by our Personal Lines business unit. For policies written effective October 1, 2013 through September 30, 2014, we ceded 90% of these risks to reinsurers.

•	Standard Commercial P&C. We purchase proportional reinsurance where we currently cede 100% of the risks to reinsurers on the equipment breakdown coverage on our commercial multi-peril property and business owners risks and on the employment practices liability coverage on certain commercial multi-peril, general liability and business owners risks.

•	Excess & Umbrella. We purchase proportional reinsurance where we currently retain 20% of each risk and cede the remaining 80% to reinsurers on the commercial umbrella and excess liability insurance produced by our Hallmark Select business unit.

•

Professional Liability. Effective June 1, 2014, we purchased excess of loss reinsurance on our medical professional liability risks produced by our Hallmark Select business unit. The current terms of our professional liability reinsurance are as follows:

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

•	E&S Commercial. We purchase facultative reinsurance on our commercial umbrella and excess liability risks produced by our E&S Commercial business unit where we currently retain 10% of the first $1.0 million of risk and cede the remaining 90% to reinsurers. We currently cede to reinsurers 100% of our commercial umbrella and excess liability risks in excess of $1.0 million. Effective May 1, 2014, we purchased proportional reinsurance on the commercial auto liability risks produced by a program underwriter in our E&S Commercial business unit where we retain 20% of each risk and cede the remaining 80% to reinsurers.

•	Hallmark County Mutual. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. In addition, HCM is used to front business produced by unaffiliated third parties. HCM does not retain any business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

8.	Revolving Credit Facility and Notes Payable:

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended to date, provides a revolving credit facility of $15.0 million. We pay interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility. We pay letter of credit fees at the rate of 1.00% per annum. Our obligations under the revolving credit facility are secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2014, we were in compliance with all of our covenants. As of December 31, 2014 we had no outstanding borrowings under this revolving credit facility. As of December 31, 2013, the balance on the revolving note was $1.5 million.

9.	Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2014, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2014, the balance of our Trust II subordinated debt was $25.8 million.

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit. Our Standard Commercial P&C business unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation business unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Specialty Commercial Segment. The Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, commercial umbrella and excess liability, medical professional liability and satellite launch insurance products and services handled by our Hallmark Select business unit, as well as certain Specialty Programs which are managed at the parent level. Our E&S Commercial business unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Hallmark Select business unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

•	Personal Segment. The Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Personal Lines business unit which is comprised of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc., both of which do business as Hallmark Insurance Company. During the fourth quarter of 2014, our Personal Lines business unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The following is additional business segment information for the twelve months ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Revenues
Standard Commercial Segment	$81,464	$83,306	$73,119
Specialty Commercial Segment	241,920	229,734	178,917
Personal Segment	20,404	71,081	89,149
Corporate	(6,422)	5,307	615
Consolidated	$337,366	$389,428	$341,800

Depreciation and Amortization Expense
Standard Commercial Segment	$183	$201	$186
Specialty Commercial Segment	2,503	2,896	2,892
Personal Segment	515	1,111	1,230
Corporate	23	92	113
Consolidated	$3,224	$4,300	$4,421

Interest Expense
Standard Commercial Segment	$-	$-	$-
Specialty Commercial Segment	-	-	-
Personal Segment	-	-	-
Corporate	4,576	4,599	4,634
Consolidated	$4,576	$4,599	$4,634

Tax Expense (Benefit)
Standard Commercial Segment	$622	$312	$372
Specialty Commercial Segment	9,690	3,613	1,875
Personal Segment	(574)	(398)	(968)
Corporate	(4,385)	(692)	(1,753)
Consolidated	$5,353	$2,835	$(474)

Pre-tax Income (Loss), net of non-controlling interest
Standard Commercial Segment	$4,595	$1,980	$(2,486)
Specialty Commercial Segment	34,237	19,527	25,932
Personal Segment	1,226	(3,416)	(8,535)
Corporate	(21,276)	(7,011)	(11,861)
Consolidated	$18,782	$11,080	$3,050

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The following is additional business segment information as of the following dates (in thousands):

	December 31
	2014	2013
Assets
Standard Commercial Segment	$145,355	$142,143
Specialty Commercial Segment	590,852	536,894
Personal Segment	222,183	210,825
Corporate	22,479	19,161
Consolidated	$980,869	$909,023

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2014	2013	2012
Numerator for both basic and diluted earnings per share:
Net income attributable to Hallmark Financial Services, Inc.	$13,429	$8,245	$3,524

Denominator, basic shares	19,197	19,263	19,263
Effect of dilutive securities:
Stock-based compensation awards	169	98	6
Denominator, diluted shares	19,366	19,361	19,269

Basic earnings per share:	$0.70	$0.43	$0.18

Diluted earnings per share:	$0.69	$0.43	$0.18

We had 544,999 shares, 779,999 shares and 794,999 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2014, 2013 and 2012, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2016 to 2021.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

12. Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $32.5 million as of December 31, 2014.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2015, the aggregate ordinary dividend capacity of these subsidiaries is $24.3 million, of which $16.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the year ended December 31, 2014, our insurance company subsidiaries paid $8.0 million in dividends to Hallmark. None of our insurance company subsidiaries paid a dividend during the year ended December 31, 2013. The total restricted net assets of our insurance company subsidiaries as of December 31, 2014, was approximately $219.5 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.1 million, $8.2 million and $9.0 million during each of 2014, 2013 and 2012, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2014 and 2013, our insurance company subsidiaries reported statutory capital and surplus of $210.0 million and $196.3 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2014, 2013, 2012, respectively, our insurance company subsidiaries reported statutory net income of $22.3 million, $6.1 million and $3.1 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2014, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of December 31, 2014, there were outstanding incentive stock options to purchase 757,977 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 427,824 shares of our common stock. There are 358,850 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

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

A summary of the status of our stock options as of December 31, 2014 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Instrinsic Value ($000)
Outstanding at January 1, 2014	1,387,489	$9.66
Granted	-
Exercised	(135,359)	$8.53
Forfeited or expired	(189,996)	$11.29
Outstanding at December 31, 2014	1,062,134	$9.51	3.3	$2,877
Exercisable at December 31, 2014	948,561	$9.85	3.2	$2,260

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2014	2013	2012
Intrinsic value of options exercised	$412	$-	$-
Cost of share-based payments (non-cash)	$173	$207	$380
Income tax benefit of share-based payments recognized in income	$30	$30	$38

As of December 31, 2014, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $0.2 million is expected to be recognized in 2015, $44 thousand is expected to be recognized in 2016 and $3 thousand is expected to be recognized in 2017.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted in 2014, 2013 or 2012.

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

The performance criteria for all restricted stock units require that the Company achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock units contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on July 27, 2012 will vest on March 31, 2015, the restricted stock units granted on April 10, 2013 vest on March 31, 2016, the restricted stock units granted on September 8, 2014 (except for one grant) vest on March 31, 2017 and one grant of restricted stock units granted on September 8, 2014 vests on March 31, 2018. Grantees of restricted stock units do not have any rights of a stockholder of the Company, and do not participate in any distributions to common stockholders of the Company, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in the agreement. Therefore, the unvested restricted stock units do not contain nonforfeitable rights to dividend equivalent payments and are not considered participating securities for the purposes of ASC 260, “Earnings Per Share.”

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The Company incurred compensation expense of $49 thousand and $145 thousand related to the restricted stock units during the year ended December 31, 2014 and 2013, respectively. The Company recorded an income tax benefit of $17 thousand and $51 thousand related to the restricted stock units during the year ended December 31, 2014 and 2013, respectively.

A summary of the status of our restricted stock units as of December 31, 2014 and changes during the year then ended is presented below:

Number of Restricted Stock Units
Nonvested at January 1, 2014	236,851
Granted	175,983
Vested	-
Forfeited	(127,618)
Nonvested at December 31, 2014	285,216

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

As of December 31, 2014, there was $0.9 million of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $0.4 million is expected to be recognized in 2015, $0.3 million is expected to be recognized in 2016, $0.2 million is expected to be recognized in 2017 and $32 thousand is expected to be recognized in 2018.

14.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2014, 2013 and 2012 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Assumptions (end of period):
Discount rate used in determining benefit obligation	3.86%	4.49%	3.89%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(13,909)	$(12,284)	$(13,439)

Projected benefit obligation	$(13,909)	$(12,284)	$(13,439)
Fair value of plan assets	11,290	10,851	9,754
Funded status	$(2,619)	$(1,433)	$(3,685)

Net actuarial loss	(4,000)	(2,277)	(4,545)
Accumulated other comprehensive loss	(4,000)	(2,277)	(4,545)
Prepaid pension cost	1,381	844	860
Net amount recognized as of December 31	$(2,619)	$(1,433)	$(3,685)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,284	$13,439	$12,990
Interest cost	532	505	564
Actuarial liability (gain)/loss	1,947	(824)	700
Benefits paid	(854)	(836)	(815)
Benefit obligation as of end of period	$13,909	$12,284	$13,439

Change in plan assets:
Fair value of plan assets as of beginning of period	$10,851	$9,754	$9,019
Actual return on plan assets (net of expenses)	760	1,565	839
Employer contributions	533	368	711
Benefits paid	(854)	(836)	(815)
Fair value of plan assets as of end of period	$11,290	$10,851	$9,754

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	532	505	564
Expected return on plan assets	(698)	(615)	(584)
Recognized actuarial loss	162	495	482
Net periodic pension cost	$(4)	$385	$462

Discount rate	4.49%	3.89%	4.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

Estimated future benefit payments by fiscal year (in thousands):

2015	$923
2016	$913
2017	$913
2018	$909
2019	$896
2020-2024	$4,279

As of December 31, 2014, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, debt securities of $3.7 million and equity securities of $7.2 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2014. To develop the discount rate used in determining the benefit obligation we used the Wells Fargo AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits. A corridor approach is used to amortize actuarial gains and losses. We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We are not required to make a contribution to the defined benefit cash balance plan during 2015. We expect our 2015 periodic pension cost to be $(0.1) million, the components of which are interest cost of $0.5 million, expected return on plan assets of ($0.7) million and amortization of actuarial loss of $0.1 million.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2014 and 2013.

	December 31
	2014	2013
Asset Category:
Debt securities	33%	32%
Equity securities	64%	65%
Other	3%	3%
Total	100%	100%

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 (in thousands).

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,718	$-	$3,718
Equity securities	7,230	-	-	7,230
Total	$7,230	$3,718	$-	$10,948

	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,448	$-	$3,448
Equity securities	7,080	-	-	7,080
Total	$7,080	$3,448	$-	$10,528

Our plan assets also include cash and cash equivalents of $0.4 million and $0.3 million at December 31, 2014 and 2013, respectively, and are carried at cost which approximates fair value.

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax- deferred basis, and we may contribute a discretionary amount each year. We contributed $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Deferred policy acquisition costs	$(7,261)	$(7,905)
Net unrealized holding gain on investments	(10,886)	(9,730)
Agency relationship	(75)	(85)
Intangible assets	(5,613)	(6,129)
Goodwill	(479)	(325)
Fixed assets	(432)	(499)
Other	(133)	(263)
Total deferred tax liabilities	(24,879)	(24,936)

Deferred tax assets:
Unearned premiums	10,042	9,822
Alternative minimum tax	-	442
Amortization of non-compete agreements	357	417
Pension liability	1,400	797
Net operating loss carry-forward	518	611
Unpaid loss and loss adjustment expense	6,871	8,173
Rent reserve	355	366
Reinsurance payable	387	238
Bonus accrual	809	215
Investment impairments	625	660
Other	423	370
Total deferred tax assets	21,787	22,111

Deferred federal income taxes, net	$(3,092)	$(2,825)

A reconciliation of the income tax provisions based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	2014	2013	2012
Computed expected income tax expense at statutory regulatory tax rate	$6,574	$3,878	$1,181
Meals and entertainment	27	25	28
Tax exempt interest	(1,276)	(1,314)	(1,631)
Dividends received deduction	(107)	(101)	(111)
State taxes (net of federal benefit)	259	276	298
Other	(124)	71	(239)
Income tax expense (benefit)	$5,353	$2,835	$(474)

Current income tax expense	$5,746	$3,092	$2,377
Deferred tax benefit	(393)	(257)	(2,851)
Income tax expense (benefit)	$5,353	$2,835	$(474)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

We have available, for federal income tax purposes, unused net operating loss of approximately $1.5 million at December 31, 2014. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code provides that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year
2021	$325
2022	878
2028	2
2029	25
2031	45
2032	77
2033	73
2034	56
$1,481

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2011. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2014.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2022. Certain of these leases contain renewal options. Rental expense amounted to $2.3 million, $2.2 million and $2.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Year
2015	$1,922
2016	1,887
2017	1,772
2018	1,494
2019	1,433
2020 and thereafter	2,432
Total minimum lease payments	$10,940

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not receive an assessment during 2014. We paid an assessment of $29 thousand in 2013.

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2014, 2013, and 2012 were as follows (in thousands):

	Pension Liability	Unrealized Gains (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(2,978)	$9,424	$6,446
Other comprehensive income:
Change in net actuarial gain	37	-	37
Tax effect on change in net actuarial gain	(13)	-	(13)
Unrealized holding gains arising during the period	-	4,388	4,388
Tax effect on unrealized gains arising during the period	-	(1,536)	(1,536)
Reclassification adjustment for gains included in net realized gains	-	(2,189)	(2,189)
Tax effect on reclassification adjustment for gains included in income tax expense	-	766	766
Other comprehensive income, net of tax	24	1,429	1,453

Balance at December 31, 2012	$(2,954)	$10,853	$7,899
Other comprehensive income:
Change in net actuarial gain	2,268	-	2,268
Tax effect on change in net actuarial gain	(794)	-	(794)
Unrealized holding gains arising during the period	-	22,094	22,094
Tax effect on unrealized gains arising during the period	-	(7,733)	(7,733)
Reclassification adjustment for gains included in net realized gains	-	(10,540)	(10,540)
Tax effect on reclassification adjustment for gains included in income tax expense	-	3,689	3,689
Other comprehensive income, net of tax	1,474	7,510	8,984

Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income:
Change in net actuarial gain	(1,723)	-	(1,723)
Tax effect on change in net actuarial gain	603	-	603
Unrealized holding gains arising during the period	-	3,543	3,543
Tax effect on unrealized gains arising during the period	-	(1,240)	(1,240)
Reclassification adjustment for gains included in net realized gains	-	(408)	(408)
Tax effect on reclassification adjustment for gains included in income tax expense	-	143	143
Other comprehensive income, net of tax	(1,120)	2,038	918
Balance at December 31, 2014	$(2,600)	$20,401	$17,801

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2014, 2013, and 2012

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with seven financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2014.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2014 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

19.	Unaudited Selected Financial Quarterly Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$87,109	$80,836	$81,417	$88,004	$93,141	$99,299	$108,613	$88,375
Total expense	80,697	78,794	76,689	82,404	90,978	104,616	99,141	83,613
Income (loss) before tax	6,412	2,042	4,728	5,600	2,163	(5,317)	9,472	4,762
Income tax expense (benefit)	1,864	391	1,265	1,833	469	(2,166)	3,198	1,334
Net income (loss)	$4,548	1,651	$3,463	3,767	$1,694	$(3,151)	$6,274	$3,428

Basic earnings (loss) per share:	$0.24	$0.09	$0.18	$0.20	$0.09	$(0.16)	$0.33	$0.18

Diluted earnings (loss) per share:	$0.23	$0.09	$0.18	$0.19	$0.09	$(0.16)	$0.32	$0.18

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2014 and 2013

(In thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$11,839	$8,063
Investment in subsidiaries	325,608	316,295
Deferred federal income taxes	747	930
Other assets	4,061	3,729
	$342,255	$329,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$-	$1,473
Subordinated debt securities	56,702	56,702
Current federal income tax payable	64	3,353
Accounts payable and other accrued expenses	33,452	29,371

	90,218	90,899

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2014 and in 2013	3,757	3,757
Capital in excess of par value	123,194	122,827
Retained earnings	119,638	106,209
Accumulated other comprehensive income	17,801	16,883
Treasury stock (1,655,306 shares in 2014 and 1,609,374 in 2013), at cost	(12,353)	(11,558)

Total stockholders’ equity	252,037	238,118

Total liabilities and stockholders’ equity	$342,255	$329,017

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Investment income (loss), net of expenses	$133	$(190)	$(181)
Dividend income from subsidiaries	8,000	-	-
Management fee income	9,614	8,518	8,485
	17,747	8,328	8,304

Operating expenses	9,759	7,764	8,079
Interest expense	4,576	4,599	4,634
Amortization of intangible assets	-	-	17

	14,335	12,363	12,730

Income (loss) before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	3,412	(4,035)	(4,426)

Income tax benefit	(1,623)	(1,227)	(1,627)

Income (loss) before equity in undistributed earnings of subsidiaries	5,035	(2,808)	(2,799)
Equity in undistributed share of earnings in subsidiaries	8,394	11,053	6,323

Net income	$13,429	$8,245	$3,524

Comprehensive income	$14,347	$17,229	$4,977

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$13,429	$8,245	$3,524

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	68	92	113
Deferred income tax expense (benefit)	183	1,182	(1,725)
Undistributed share of earnings of subsidiaries	(8,394)	(11,053)	(6,323)
Change in current federal income tax (recoverable)payable	(3,290)	(3,694)	4,030
Change in all other liabilities	4,081	12,232	357
Change in all other assets	(131)	63	450

Net cash provided by operating activities	5,946	7,067	426

Cash flows from investing activities:
Purchases of property and equipment, net	(47)	(116)	(46)

Net cash used in investing activities	(47)	(116)	(46)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,155	-	-
Purchase of treasury shares	(1,805)	-	-
Activity under revolving credit facility, net	(1,473)	-	(2,577)
Net cash used in financing activities	(2,123)	-	(2,577)

Increase (decrease) in cash and cash equivalents	3,776	6,951	(2,197)
Cash and cash equivalents at beginning of year	8,063	1,112	3,309

Cash and cash equivalents at end of year	$11,839	$8,063	$1,112

Supplemental cash flow information:
Interest paid	$(4,576)	$(4,599)	$(4,656)

Income taxes (paid) recovered	$(1,481)	$(1,285)	$3,932

See accompanying report of independent registered public accounting firm.

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2014
Personal Segment	$729	$29,595	$15,483	$-	$14,083	$1,633	$8,964	$9,315	$9,977	$16,802
Standard Commercial Segment	5,892	109,672	34,822	-	78,311	4,663	51,130	3,389	25,479	76,912
Specialty Commercial Segment	14,125	275,868	146,521	-	228,823	12,643	149,961	28,186	53,851	230,638
Corporate	-	-	-	-	-	(6,556)	-	-	10,279	-

Consolidated	$20,746	$415,135	$196,826	$-	$321,217	$12,383	$210,055	$40,890	$99,586	$324,352

2013
Personal Segment	$660	$38,294	$17,989	$-	$63,800	$2,065	$52,656	$17,759	$16,957	$45,644
Standard Commercial Segment	6,124	111,473	36,309	-	78,176	5,031	56,143	8,254	25,313	79,466
Specialty Commercial Segment	15,802	232,873	131,005	-	218,565	11,021	152,546	31,264	56,974	235,655
Corporate	-	-	-	-	-	(5,233)	-	-	7,720	-

Consolidated	$22,586	$382,640	$185,303	$-	$360,541	$12,884	$261,345	$57,277	$106,964	$360,765

2012
Personal Segment	$4,952	$40,387	$21,125	$-	$81,451	$2,449	$69,606	$17,250	$26,413	$76,345
Standard Commercial Segment	5,968	103,610	35,073	-	69,155	4,925	52,828	10,825	22,742	70,091
Specialty Commercial Segment	13,991	169,419	106,304	-	168,830	9,435	103,980	31,730	49,170	186,053
Corporate	-	-	-	-	-	(1,516)	-	-	7,825	-

Consolidated	$24,911	$313,416	$162,502	$-	$319,436	$15,293	$226,414	$59,805	$106,150	$332,489

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

Year Ended December 31, 2014	Column B Gross Amount	Column C Ceded to Other Companies	Column D Assumed from Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	461,367	140,477	327	321,217	0.10%
Title Insurance	-	-	-	-
Total premiums	$461,367	$140,477	$327	$321,217	0.10%

Year Ended December 31, 2013
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	434,022	76,685	3,204	360,541	0.89%
Title Insurance	-	-	-	-
Total premiums	$434,022	$76,685	$3,204	$360,541	0.89%

Year Ended December 31, 2012
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	369,735	54,413	4,114	319,436	1.29%
Title Insurance	-	-	-	-
Total premiums	$369,735	$54,413	$4,114	$319,436	1.29%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation With Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if any, Deducted In Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisitions Costs	Paid Claims and Claims Adjustment Expenses	Net Premiums Written
							(1) Current Year	(2) Prior Years
(a) Consolidated property-casualty Entities
2014	$20,746	$415,135	$-	$196,826	$321,217	$12,383	$215,258	$(5,203)	$40,890	$199,331	$324,352
2013	$22,586	$382,640	$-	$185,303	$360,541	$12,884	$251,391	$9,954	$57,277	$212,709	$360,765
2012	$24,911	$313,416	$-	$162,502	$319,436	$15,293	$230,089	$(3,675)	$59,805	$217,483	$332,489

See accompanying report of independent registered public accounting firm.

