Form 10-Q
period 2015-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2015-05-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,275,695 shares outstanding as of May 7, 2015.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value )

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $466,976 in 2015 and $450,770 in 2014)	$467,057	$450,785
Equity securities, available-for-sale, at fair value (cost: $28,120 in 2015 and $25,360 in 2014)	65,466	56,444

Total investments	532,523	507,229

Cash and cash equivalents	130,451	130,985
Restricted cash	9,803	11,914
Ceded unearned premiums	55,123	53,376
Premiums receivable	82,124	71,003
Accounts receivable	1,839	3,141
Receivable for securities	1,291	932
Reinsurance recoverable	110,298	109,719
Deferred policy acquisition costs	21,130	20,746
Goodwill	44,695	44,695
Intangible assets, net	16,810	17,427
Prepaid expenses	4,063	1,823
Other assets	7,524	7,879

Total assets	$1,017,674	$980,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debt securities	$56,702	$56,702
Reserves for unpaid losses and loss adjustment expenses	422,605	415,135
Unearned premiums	202,251	196,826
Reinsurance balances payable	29,931	26,403
Pension liability	2,573	2,619
Payable for securities	14,524	1,321
Federal income tax payable	3,413	968
Deferred federal income taxes, net	4,576	3,092
Accounts payable and other accrued expenses	19,381	25,766
Total liabilities	$755,956	$728,832

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2015 and 2014	3,757	3,757
Additional paid-in capital	123,555	123,194
Retained earnings	124,981	119,638
Accumulated other comprehensive income	21,853	17,801
Treasury stock (1,654,443 shares in 2015 and 1,655,306 in 2014), at cost	(12,428)	(12,353)
Total stockholders' equity	261,718	252,037
	$1,017,674	$980,869

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Gross premiums written	$125,059	$116,082
Ceded premiums written	(34,685)	(33,161)
Net premiums written	90,374	82,921
Change in unearned premiums	(3,678)	(344)
Net premiums earned	86,696	82,577

Investment income, net of expenses	2,845	3,241
Net realized gains	584	185
Finance charges	1,299	1,384
Commission and fees	9	(290)
Other income	17	12
Total revenues	91,450	87,109

Losses and loss adjustment expenses	56,090	52,770
Other operating expenses	25,914	26,136
Interest expense	1,140	1,152
Amortization of intangible assets	617	639

Total expenses	83,761	80,697

Income before tax	7,689	6,412
Income tax expense	2,346	1,864

Net income	5,343	4,548

Net income per share:

Basic	$0.28	$0.24
Diluted	$0.28	$0.23

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$5,343	$4,548

Other comprehensive income (loss):

Change in net actuarial gain	26	40

Tax effect on change in net actuarial gain	(9)	(14)

Unrealized holding gains (losses) arising during the period	7,069	(1,646)

Tax effect on unrealized holding gains (losses) arising during the period	(2,474)	576

Reclassification adjustment for gains included in net income	(861)	(185)

Tax effect on reclassification adjustment for gains included in net income	301	65

Other comprehensive income (loss), net of tax	4,052	(1,164)

Comprehensive income	$9,395	$3,384

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2015	2014
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,194	122,827
Equity based compensation	371	110
Stock options exercised	(10)	-
Balance, end of period	123,555	122,937

Retained Earnings
Balance, beginning of period	119,638	106,209
Net income	5,343	4,548
Balance, end of period	124,981	110,757

Accumulated Other Comprehensive Income
Balance, beginning of period	17,801	16,883
Additional minimum pension liability, net of tax	17	26
Net unrealized holding gains (losses) arising during period, net of tax	4,595	(1,070)
Reclassification adjustment for gains included in net income, net of tax	(560)	(120)
Balance, end of period	21,853	15,719

Treasury Stock
Balance, beginning of period	(12,353)	(11,558)
Acquisition of treasury stock	(287)	-
Stock options exercised	212	-
Balance, end of period	(12,428)	(11,558)

Total Stockholders' Equity	$261,718	$241,612

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,343	$4,548

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,136	844
Deferred federal income taxes	(819)	239
Net realized gains	(584)	(185)
Share-based payments expense	371	110
Change in ceded unearned premiums	(1,747)	(1,347)
Change in premiums receivable	(11,121)	(1,625)
Change in accounts receivable	1,302	(926)
Change in deferred policy acquisition costs	(384)	(266)
Change in unpaid losses and loss adjustment expenses	7,470	13,014
Change in unearned premiums	5,425	1,691
Change in reinsurance recoverable	(579)	(8,322)
Change in reinsurance balances payable	3,528	24
Change in current federal income tax payable	2,445	1,086
Change in all other liabilities	(6,430)	(2,690)
Change in all other assets	(1,647)	(1,088)

Net cash provided by operating activities	3,709	5,107

Cash flows from investing activities:
Purchases of property and equipment	(456)	(98)
Net transfers from restricted cash	2,111	478
Purchases of investment securities	(26,735)	(33,149)
Maturities, sales and redemptions of investment securities	20,923	39,289

Net cash (used in) provided by investing activities	(4,157)	6,520

Cash flows from financing activities:
Proceeds from exercise of employee stock options	202	-
Purchase of treasury shares	(288)	-

Net cash used in financing activities	(86)	-

(Decrease) increase in cash and cash equivalents	(534)	11,627
Cash and cash equivalents at beginning of period	130,985	141,666
Cash and cash equivalents at end of period	$130,451	$153,293

Supplemental cash flow information:

Interest paid	$1,140	$1,152

Income taxes paid	$720	$539

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(359)	$(289)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$13,203	$12,109

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2015 and 2014 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $46.0 million as of March 31, 2015. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$92,675	$-	$92,675
Corporate bonds	-	31,858	-	31,858
Collateralized corporate bank loans	-	112,702	187	112,889
Municipal bonds	-	147,964	14,247	162,211
Mortgage-backed	-	67,424	-	67,424
Total debt securities	-	452,623	14,434	467,057

Total equity securities	65,466	-	-	65,466

Total debt and equity securities	$65,466	$452,623	$14,434	$532,523

	As of December 31, 2014
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$93,305	$-	$93,305
Corporate bonds	-	29,442	-	29,442
Collateralized corporate bank loans	-	113,402	247	113,649
Municipal bonds	-	147,978	14,351	162,329
Mortgage-backed	-	52,060	-	52,060
Total debt securities	-	436,187	14,598	450,785

Total equity securities	56,444	-	-	56,444

Total debt and equity securities	$56,444	$436,187	$14,598	$507,229

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014 (in thousands):

Beginning balance as of January 1, 2015	$14,598
Sales	-
Settlements	(59)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(105)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2015	$14,434

Beginning balance as of January 1, 2014	$17,517

Sales	-
Settlements	(82)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	67
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2014	$17,502

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2015	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$92,292	$383	$-	$92,675
Corporate bonds	31,093	824	(59)	31,858
Collateralized corporate bank loans	114,385	572	(2,068)	112,889
Municipal bonds	162,088	2,362	(2,239)	162,211
Mortgage-backed	67,118	391	(85)	67,424

Total debt securities	466,976	4,532	(4,451)	467,057

Total equity securities	28,120	37,646	(300)	65,466

Total debt and equity securities	$495,096	$42,178	$(4,751)	$532,523

As of December 31, 2014
U.S. Treasury securities and obligations of U.S. Government	$93,280	$29	$(4)	$93,305
Corporate bonds	28,643	884	(85)	29,442
Collateralized corporate bank loans	115,358	206	(1,915)	113,649
Municipal bonds	161,546	2,384	(1,601)	162,329
Mortgage-backed	51,943	487	(370)	52,060

Total debt securities	450,770	3,990	(3,975)	450,785

Total equity securities	25,360	31,086	(2)	56,444

Total debt and equity securities	$476,130	$35,076	$(3,977)	$507,229

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

U.S. Treasury securities and obligations of U.S. Government	$-	$-
Corporate bonds	-	154
Collateralized corporate bank loans	18	59
Municipal bonds	(26)	(28)
Mortgage-backed	187	-
Equity securities	682	-
Gain on investments	861	185
Other-than-temporary impairments	(277)	-
Net realized gains	$584	$185

We realized gross gains on investments of $0.9 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively. We realized gross losses on investments of $28 thousand for both the three months ended March 31, 2015 and 2014, respectively. We recorded proceeds from the sale of investment securities of $1.6 million and $11.3 million during the three months ended March 31, 2015 and 2014, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	17,069	(59)	-	-	17,069	(59)
Collateralized corporate bank loans	35,468	(373)	11,074	(1,695)	46,542	(2,068)
Municipal bonds	54,473	(1,957)	4,113	(282)	58,586	(2,239)
Mortgage-backed	17,603	(85)	7	-	17,610	(85)
Total debt securities	124,613	(2,474)	15,194	(1,977)	139,807	(4,451)

Total equity securities	4,030	(300)	-	-	4,030	(300)
Total debt and equity securities	$128,643	$(2,774)	$15,194	$(1,977)	$143,837	$(4,751)

	As of December 31, 2014
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$15,005	$(4)	$-	$-	$15,005	$(4)
Corporate bonds	7,552	(85)	-	-	7,552	(85)
Collateralized corporate bank loans	64,712	(824)	8,898	(1,091)	73,610	(1,915)
Municipal bonds	50,546	(945)	15,684	(656)	66,230	(1,601)
Mortgage-backed	20,469	(365)	2,966	(5)	23,435	(370)
Total debt securities	158,284	(2,223)	27,548	(1,752)	185,832	(3,975)

Total equity securities	129	(2)	-	-	129	(2)
Total debt and equity securities	$158,413	$(2,225)	$27,548	$(1,752)	$185,961	$(3,977)

At March 31, 2015, the gross unrealized losses more than twelve months old were attributable to 18 debt security positions. At December 31, 2014, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2015 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$51,034	$51,292
Due after one year through five years	196,816	198,058
Due after five years through ten years	106,014	104,179
Due after ten years	45,994	46,104
Mortgage-backed	67,118	67,424
	$466,976	$467,057

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $23.4 million and $20.3 million at March 31, 2015 and December 31, 2014, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

We recorded $1.1 million of favorable development in reserve estimates during the three months ended March 31, 2015. The $1.1 million of favorable development recognized during the first quarter of 2015 was attributable to $2.4 million favorable development on claims incurred in the 2014 accident year and $0.4 million of favorable development in the 2011 accident year, partially offset by $0.1 million of unfavorable development in the 2013 accident year, $0.2 million of unfavorable development in the 2012 accident year and $1.4 million of unfavorable development in the 2010 and prior accident years. Our Standard Commercial P&C business unit accounted for $1.4 million of the favorable development recognized during the first quarter of 2015. Our Hallmark Select business unit accounted for $0.5 million of the favorable development. These favorable developments were offset by $0.5 million of unfavorable development in our Personal Lines Segment and $0.3 million of unfavorable development in our E&S Commercial business unit.

The favorable development of $1.4 million for our Standard Commercial P&C business unit in the first quarter of 2015 was primarily driven by favorable claims development in our commercial property and general liability lines of business in the 2014 and 2013 accident years. The favorable development of $0.5 million in our Hallmark Select business unit was attributable to $0.2 million in our general aviation line of business and $0.3 million in our commercial excess liability line of business. The unfavorable development of $0.5 million in our Personal Lines Segment was primarily attributable to the 2014 accident year. The unfavorable development of $0.3 million in our E&S Commercial business unit was attributable to the 2013, 2012 and the 2010 and prior accident years in both commercial auto liability and general liability lines of business, partially offset by favorable development in the 2014 and 2011 accident years in commercial auto liability line of business.

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

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005. There are 2,000,000 shares authorized for issuance under the 2005 LTIP. As of March 31, 2015, there were outstanding incentive stock options to purchase 683,810 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 312,099 shares of our common stock. There are 520,293 shares reserved for future issuance under the 2005 LTIP. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Stock Options:

Incentive stock options granted under the 2005 LTIP prior to 2009 vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminate five to ten years from the date of grant. Incentive stock options granted in 2009 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant. One grant of 25,000 incentive stock options in 2010 vests in equal annual increments on each of the first three anniversary dates and terminates ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.

A summary of the status of our stock options as of March 31, 2015 and changes during the three months ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2015	1,062,134	$9.51
Granted	-
Exercised	(28,449)	$7.10
Forfeited or expired	(45,718)	$11.48
Outstanding at March 31, 2015	987,967	$9.49	3.1	$1,841
Exercisable at March 31, 2015	880,109	$9.84	3.0	$1,411

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Intrinsic value of options exercised	$114	$-

Cost of share-based payments (non-cash)	$39	$48

Income tax benefit of share-based payments recognized in income	$8	$8

As of March 31, 2015, there was $164 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $123 thousand is expected to be recognized during the remainder of 2015 and $41 thousand is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first quarter of 2015 or 2014.

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

The performance criteria for all restricted stock units require that the Company achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock units contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. Grantees of restricted stock units do not have any rights of a stockholder of the Company, and do not participate in any distributions to common stockholders of the Company until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in the agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

On April 1, 2015, 8,616 shares of common stock were issued with respect to 8,616 restricted stock units which were granted on July 27, 2012 and vested on March 31, 2015. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on April 10, 2013 will vest on March 31, 2016, the restricted stock units granted on September 8, 2014 (except for one grant) will vest on March 31, 2017 and one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the Company’s best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The Company incurred compensation expense of $332 thousand and $62 thousand related to the restricted stock units during the three months ended March 31, 2015 and 2014, respectively. The Company recorded an income tax benefit of $116 thousand and $22 thousand related to the restricted stock units during the three months ended March 31, 2015 and 2014, respectively.

A summary of the status of our restricted stock units as of March 31, 2015 and changes during the three months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2015	285,216
Granted	-
Vested	(8,616)
Forfeited	(68,534)
Non-vested at March 31, 2015	208,066

As of March 31, 2015, there was $1.0 million of total unrecognized compensation cost related to non-vested restricted stock units granted under our 2005 LTIP, of which $0.4 million is expected to be recognized during the remainder of 2015, $0.4 million is expected to be recognized in 2016, $0.2 million is expected to be recognized in 2017 and $35 thousand is expected to be recognized in 2018.

9. Segment Information

The following is business segment information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Standard Commercial Segment	$20,381	$20,341
Specialty Commercial Segment	62,257	62,482
Personal Segment	8,653	5,592
Corporate	159	(1,306)
Consolidated	$91,450	$87,109

Pre-tax income (loss):
Standard Commercial Segment	$1,886	$1,221
Specialty Commercial Segment	9,721	9,924
Personal Segment	(296)	(31)
Corporate	(3,622)	(4,702)
Consolidated	$7,689	$6,412

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Assets
Standard Commercial Segment	$148,854	$145,355
Specialty Commercial Segment	614,900	590,852
Personal Segment	233,562	222,183
Corporate	20,358	22,479
	$1,017,674	$980,869

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2015 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Ceded earned premiums	$32,939	$31,813
Reinsurance recoveries	$19,358	$19,757

11. Revolving Credit Facility

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended through March 31, 2015, provided a revolving credit facility of $15.0 million. We paid interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We paid an annual fee of 0.25% of the average daily unused balance of the credit facility. We paid letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility were secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contained covenants that, among other things, required us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility. This revolving credit facility expired by its terms on April 30, 2015, and has not been renewed or replaced.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2015, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2015, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Deferred	$(3,718)	$(15,455)
Amortized	3,334	15,189

Net	$(384)	$(266)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Weighted average shares - basic	19,227	19,263
Effect of dilutive securities	202	100
Weighted average shares - assuming dilution	19,429	19,363

For the three months ended March 31, 2015, 504,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months ended March 31, 2014, 779,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest cost	$129	$133
Amortization of net loss	26	40
Expected return on plan assets	(175)	(174)
Net periodic pension cost	$(20)	$(1)
Contributed amount	$-	$100

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first three months ended March 31, 2015 and 2014 was 30.5% and 29.1%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income compared to taxable income.

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2015 and 2014 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income :
Change in net actuarial gain	40	-	40
Tax effect on change in net actuarial gain	(14)	-	(14)
Net unrealized holding losses arising during the period	-	(1,646)	(1,646)
Tax effect on unrealized losses arising during the period	-	576	576
Reclassification adjustment for gains included in net realized gains	-	(185)	(185)
Tax effect on reclassification adjustment for gains included in income tax expense	-	65	65
Other comprehensive income (loss), net of tax	26	(1,190)	(1,164)
Balance at March 31, 2014	$(1,454)	$17,173	$15,719

Balance at December 31, 2014	$(2,600)	$20,401	$17,801

Other comprehensive income :
Change in net actuarial gain	26	-	26
Tax effect on change in net actuarial gain	(9)	-	(9)
Net unrealized holding gains arising during the period	-	7,069	7,069
Tax effect on unrealized gains arising during the period	-	(2,474)	(2,474)
Reclassification adjustment for gains included in net realized gains	-	(861)	(861)
Tax effect on reclassification adjustment for gains included in income tax expense	-	301	301
Other comprehensive income, net of tax	17	4,035	4,052
Balance at March 31, 2015	$(2,583)	$24,436	$21,853

19. Subsequent Event

Our First Restated Credit Agreement with The Frost National Bank expired by its terms on April 30, 2015, and has not been renewed or replaced. See Note 11.

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

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C business unit and the workers compensation insurance products handled by our Workers Compensation business unit.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our E&S Commercial business unit and the general aviation, satellite launch, commercial umbrella and excess liability and medical professional liability insurance products and services handled by our Hallmark Select business unit, as well as certain specialty risk programs which are managed at the parent level.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Personal Lines business unit. During the fourth quarter of 2014, our Personal Lines business unit discontinued the low value dwelling/homeowners and manufactured homes insurance products it previously offered.

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

Results of Operations

Management overview. During the three months ended March 31, 2015, our total revenues were $91.5 million, representing an increase of 5% from the $87.1 million in total revenues for the same period of 2014.  This increase in revenue was primarily attributable to higher net earned premiums in our Personal Segment due mostly to an increase in retained premium under a renewed quota share reinsurance agreement effective October 1, 2014, as well as increased premiums produced in our E&S Commercial business unit. Further contributing to the increased revenue were higher realized gains recognized on our investment portfolio and lower adverse profit share commission revenue adjustments in our Standard Commercial Segment during the three months ended March 31, 2015 as compared to the same period of 2014. These increases in revenue were partially offset by lower net investment income during the three months ended March 31, 2015 as compared to the same period of 2014.

The increase in revenue for the three months ended March 31, 2015 was partially offset by increased loss and loss adjustment expenses (“LAE”) of $3.3 million as compared to the same period in 2014. The increase in loss and LAE is primarily the result of an increase in retained losses in our Personal Lines Segment under the renewed quota share reinsurance agreement discussed above. During the three months ended March 31, 2015 and 2014, we recorded favorable prior year net loss reserve development of $1.1 million and $1.2 million, respectively. Other operating expenses decreased due mostly to increased ceding commissions in our Specialty Commercial Segment from a quota share reinsurance agreement entered into during the second quarter of 2014 on commercial auto liability risks produced by a program underwriter in our E&S Commercial business unit, partially offset by higher salary and related expenses due to increased incentive compensation accruals.

We reported net income of $5.3 million for the three months ended March 31, 2015 as compared to net income of $4.5 million for the same period of 2014. On a diluted basis per share, we reported net income of $0.28 per share for the three months ended March 31, 2015, as compared to net income of $0.23 per share for the same period in 2014.

First Quarter 2015 as Compared to First Quarter 2014

The following is additional business segment information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31
	Standard		Specialty
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Gross premiums written	$22,309	$20,981	$81,766	$74,922	$20,984	$20,179	$-	$-	$125,059	$116,082

Ceded premiums written	(1,960)	(1,969)	(23,090)	(14,229)	(9,635)	(16,963)	-	-	(34,685)	(33,161)

Net premiums written	20,349	19,012	58,676	60,693	11,349	3,216	-	-	90,374	82,921

Change in unearned premiums	(785)	388	1,211	(1,420)	(4,104)	688	-	-	(3,678)	(344)

Net premiums earned	19,564	19,400	59,887	59,273	7,245	3,904	-	-	86,696	82,577

Total revenues	20,381	20,341	62,257	62,482	8,653	5,592	159	(1,306)	91,450	87,109

Losses and loss adjustment expenses	12,470	12,823	37,333	36,941	6,287	3,006	-	-	56,090	52,770

Pre-tax income (loss)	1,886	1,221	9,721	9,924	(296)	(31)	(3,622)	(4,702)	7,689	6,412

Net loss ratio (1)	63.7%	66.1%	62.3%	62.3%	86.8%	77.0%			64.7%	63.9%

Net expense ratio (1)	31.8%	32.7%	25.5%	26.5%	21.1%	37.5%			28.5%	30.4%

Net combined ratio (1)	95.5%	98.8%	87.8%	88.8%	107.9%	114.5%			93.2%	94.3%

Favorable (Unfavorable) Prior Year Development	1,362	1,193	211	(648)	(512)	658			1,061	1,203

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $22.3 million for the three months ended March 31, 2015, which was $1.3 million, or 6%, more than the $21.0 million reported for the same period in 2014. Net premiums written were $20.3 million for the three months ended March 31, 2015 as compared to $19.0 million reported for the same period in 2014. The increase in premium volume was primarily due to increased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $20.4 million for the three months ended March 31, 2015 was substantially unchanged from the same period in 2014. This flat total revenue was due to increased net premiums earned of $0.2 million and a lower adverse profit share adjustment of $0.3 million, partially offset by lower net investment income of $0.4 million.

Our Standard Commercial Segment reported pre-tax income of $1.9 million for the three months ended March 31, 2015 which was $0.7 million, or 54%, higher than the $1.2 million reported for the same period of 2014. Lower loss and LAE of $0.4 million and lower operating expenses of $0.3 million were the primary drivers for the higher pre-tax income.

The Standard Commercial Segment reported a net loss ratio of 63.7% for the three months ended March 31, 2015 as compared to 66.1% for the same period of 2014. The gross loss ratio before reinsurance for the three months ended March 31, 2015 was 57.2% as compared to the 64.8% reported for the same period of 2014. The decrease in the gross loss ratio was impacted by lower current accident year loss trends during the three months ended March 31, 2015 as compared to the same period during 2014. The Standard Commercial Segment reported favorable prior year reserve development of $1.4 million during the three months ended March 31, 2015 as compared to favorable prior year reserve development of $1.2 million during the same period of 2014.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $81.8 million for the three months ended March 31, 2015, which was $6.9 million, or 9%, more than the $74.9 million reported for the same period of 2014. The increase in gross premium volume was due to increased production in both our E&S Commercial and Hallmark Select business units. Net premiums written were $58.7 million for the three months ended March 31, 2015 as compared to $60.7 million for the same period of 2014. The lower net premiums written was primarily due to increased ceded premium under a quota share reinsurance agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our E&S Commercial business unit.

The $62.3 million of total revenue for the three months ended March 31, 2015 was $0.2 million lower than the $62.5 million reported by the Specialty Commercial Segment for the same period in 2014. This decrease in revenue was primarily due to lower net investment income of $0.8 million, partially offset by higher net premiums earned of $0.6 million due primarily from increased production in our E&S Commercial business unit.

Pre-tax income for the Specialty Commercial Segment of $9.7 million for the first quarter of 2015 was $0.2 million lower than the $9.9 million reported for the same period in 2014. The decrease in pre-tax income was primarily the result of higher loss and LAE expenses of $0.4 million and the decreased revenue discussed above. These decreases to pre-tax income were partially offset by lower operating expenses of $0.4 million due primarily to increased ceding commissions on the quota share reinsurance agreements discussed above partially offset by higher salary and related expenses.

Our E&S Commercial business unit reported a $1.1 million increase in loss and LAE due primarily to higher current accident year loss trends. Our Hallmark Select business unit reported a $0.7 million decrease in loss and LAE which consisted of (a) a $0.8 million decrease in loss and LAE due primarily to improved current accident year loss trends in our general aviation line of business, (b) a $0.1 million decrease in loss and LAE due primarily to favorable prior year net loss reserve development for the three months ended March 31, 2015 in our commercial umbrella and excess liability line of business, and (c) a $0.2 million increase in loss and LAE attributable to our medical professional liability insurance products.

The Specialty Commercial Segment reported a net loss ratio of 62.3% for the three months ended both March 31, 2015 and 2014. The gross loss ratio before reinsurance was 62.2% for the three months ended March 31, 2015 as compared to 61.5% for the same period in 2014. The higher gross loss ratio is primarily the result of higher current accident year loss trends in our E&S Commercial and Hallmark Select business units, partially offset by $0.2 million favorable prior years’ net loss reserve development for the three months ended March 31, 2015 as compared to $0.6 million unfavorable prior years’ net loss reserve development for the same period of 2014. The Specialty Commercial Segment reported a net expense ratio of 25.5% for the three months ended March 31, 2015, as compared to 26.5% reported for the same period the prior year. The decrease in the expense ratio is due primarily to lower operating expenses due to increased ceding commissions on the quota share reinsurance agreements discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $21.0 million for the three months ended March 31, 2015, which was $0.8 million, or 4%, more than the $20.2 million reported for the same period in 2014. Net premiums written for our Personal Segment were $11.3 million in the first quarter of 2015, which was an increase of $8.1 million, or 253%, from the $3.2 million reported for the first quarter of 2014. The increase in the gross premiums written was due mostly to increased production in our ongoing core states. The increase in net premium written was due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014.

Total revenue for the Personal Segment increased 55% to $8.7 million for the first quarter of 2015 from $5.6 million for the first quarter of 2014. Increased net premiums earned of $3.3 million partially offset by decreased net investment income of $0.2 million were the primary reasons for the increase in revenue for the period.

Pre-tax loss for the Personal Segment was $0.3 million for the three months ended March 31, 2015 as compared to pre-tax loss of $31 thousand for the same period of 2014. The increase in pre-tax loss for the three months ended March 31, 2015 was the result of increased losses and LAE of $3.3 million partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 86.8% for the three months ended March 31, 2015 as compared to 77.0% for the first quarter of 2014. The gross loss ratio before reinsurance was 77.9% for the three months ended March 31, 2015 as compared to 71.3% for the same period in 2014. The higher gross and net loss ratios are primarily the result of unfavorable prior year net loss reserve development as compared to favorable development in the prior year and higher current accident year loss trends on our personal auto line of business. The loss and LAE during the three months ended March 31, 2015 included $0.5 million of unfavorable prior year net loss reserve development as compared to $0.7 million of favorable prior year net loss reserve development for the same period of 2014. The Personal Segment reported a net expense ratio of 21.1% for the first quarter of 2015 as compared to 37.5% for the same period of 2014. The decrease in the expense ratio was due predominately to the impact of the change in terms of the quota share reinsurance agreement referenced above.

Corporate

Total revenue for Corporate increased by $1.5 million for the three months ended March 31, 2015 as compared to the same period the prior year. This increase in total revenue was due to higher net investment income of $1.1 million and net realized gains of $0.6 million recognized during the three months ended March 31, 2015 as compared to net realized gains of $0.2 million for the three months ended March 31, 2014.

Corporate pre-tax loss was $3.6 million for the three months ended March 31, 2015 as compared to pre-tax loss of $4.7 million for the same period of 2014. The decline in pre-tax results was primarily due to the increased revenue discussed above, partially offset by higher operating expenses of $0.4 million primarily as a result of higher salary and related costs due to increased incentive compensation accruals.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2015, Hallmark had $10.2 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $3.8 million as of March 31, 2015. As of that date, our insurance subsidiaries held $116.4 million of unrestricted cash and cash equivalents as well as $467.1 million in debt securities with an average modified duration of 3.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2015, the aggregate ordinary dividend capacity of these subsidiaries is $24.3 million, of which $16.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2015 and 2014, respectively, our insurance company subsidiaries paid $2.0 million in dividends to Hallmark.

Comparison of March 31, 2015 to December 31, 2014

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2015 were $663.0 million compared to $638.2 million at December 31, 2014. Cash flow from operations, an increase in unsettled investment purchases and an increase in investment fair values were the primary reasons for this increase.

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Net cash provided by our consolidated operating activities was $3.7 million for the first three months of 2015 as compared to net cash provided by operating activities of $5.1 million for the first three months of 2014. The decrease in operating cash flow was primarily due to increased net paid losses and lower collected provisional ceding commission due to an increase in retained business, partially offset by the timing of profit sharing commission settlements and increased premiums collected net of reinsurance.

Net cash used in investing activities during the first three months of 2015 was $4.2 million as compared to cash provided by investing activities during the first three months of 2014 of $6.5 million.  The decrease in cash provided by investing activities during the first three months of 2015 was comprised of a decrease in maturities, sales and redemptions of investment securities of $18.4 million, a decrease in purchases of debt and equity securities of $6.4 million and an increase in purchases of property and equipment of $0.3 million and an increase in transfers from restricted cash of $1.6 million.

Cash used in financing activities during the first three months of 2015 was $0.1 million as a result of $0.3 million related to the repurchase of our common stock, partially offset by $0.2 million related to proceeds from the exercise of employee stock options. There were no financing cash flow activities during the first three months of 2014.

Credit Facilities

Our First Restated Credit Agreement with The Frost National Bank dated January 27, 2006, as amended through March 31, 2015, provided a revolving credit facility of $15.0 million. We paid interest on the outstanding balance at our election at a rate of the prime rate or LIBOR plus 2.5%.  We paid an annual fee of 0.25% of the average daily unused balance of the credit facility. We paid letter of credit fees at the rate of 1.00% per annum.  Our obligations under the revolving credit facility were secured by a security interest in the capital stock of all of our subsidiaries, guarantees of all of our subsidiaries and the pledge of all of our non-insurance company assets.  The revolving credit facility contained covenants that, among other things, required us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes.  As of March 31, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility. This revolving credit facility expired by its terms on April 30, 2015, and has not been renewed or replaced.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust I subordinated debt securities bear an initial interest rate of 7.725% until June 15, 2015, at which time interest will adjust quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2015, the balance of our Trust I subordinated debt was $30.9 million.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2015, the balance of our Trust II subordinated debt was $25.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2014.

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

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2014.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2015:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

January 1-31, 2015	-	$-	1,807,003	2,192,997
February 1-28, 2015	-	$-	1,807,003	2,192,997
March 1-31, 2015	27,586	$10.42	1,834,589	2,165,411

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

10(a)	First Amendment to Lease Agreement between BRI 1849 Legacy, LLC and Hallmark Financial Services, Inc. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 21, 2015).

Exhibit Number	Description

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 7, 2015	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: May 7, 2015	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

