Form 10-Q
period 2015-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2015-08-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,210,512 shares outstanding as of August 7, 2015.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value )

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost: $497,251 in 2015 and $450,770 in 2014)	$494,054	$450,785
Equity securities, available-for-sale, at fair value (cost: $25,080 in 2015 and $25,360 in 2014)	56,629	56,444

Total investments	550,683	507,229

Cash and cash equivalents	116,554	130,985
Restricted cash	14,687	11,914
Ceded unearned premiums	60,333	53,376
Premiums receivable	87,602	71,003
Accounts receivable	2,128	3,141
Receivable for securities	2,567	932
Reinsurance recoverable	112,584	109,719
Deferred policy acquisition costs	21,310	20,746
Goodwill	44,695	44,695
Intangible assets, net	16,193	17,427
Prepaid expenses	2,724	1,823
Other assets	9,882	7,879

Total assets	$1,041,942	$980,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debt securities	$56,702	$56,702
Reserves for unpaid losses and loss adjustment expenses	444,327	415,135
Unearned premiums	213,290	196,826
Reinsurance balances payable	32,468	26,403
Pension liability	2,527	2,619
Payable for securities	3,412	1,321
Federal income tax payable	3,007	968
Deferred federal income taxes, net	410	3,092
Accounts payable and other accrued expenses	23,487	25,766
Total liabilities	$779,630	$728,832

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2015 and 2014	3,757	3,757
Additional paid-in capital	123,618	123,194
Retained earnings	131,357	119,638
Accumulated other comprehensive income	15,956	17,801
Treasury stock (1,626,863 shares in 2015 and 1,655,306 in 2014), at cost	(12,376)	(12,353)
Total stockholders' equity	262,312	252,037
	$1,041,942	$980,869

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross premiums written	$133,508	$124,440	$258,567	$240,522
Ceded premiums written	(39,203)	(50,737)	(73,888)	(83,898)
Net premiums written	94,305	73,703	184,679	156,624
Change in unearned premiums	(5,829)	4,343	(9,507)	3,999
Net premiums earned	88,476	78,046	175,172	160,623

Investment income, net of expenses	3,711	2,986	6,556	6,227
Net realized gains	3,439	(284)	4,023	(99)
Finance charges	1,482	1,383	2,781	2,767
Commission and fees	(110)	(1,309)	(101)	(1,599)
Other income	199	14	216	26
Total revenues	97,197	80,836	188,647	167,945

Losses and loss adjustment expenses	59,725	52,502	115,815	105,272
Other operating expenses	26,446	24,510	52,360	50,646
Interest expense	1,134	1,143	2,274	2,295
Amortization of intangible assets	617	639	1,234	1,278

Total expenses	87,922	78,794	171,683	159,491

Income before tax	9,275	2,042	16,964	8,454
Income tax expense	2,899	391	5,245	2,255
Net income	6,376	1,651	11,719	6,199

Net income per share:

Basic	$0.33	$0.09	$0.61	$0.32
Diluted	$0.33	$0.09	$0.60	$0.32

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$6,376	$1,651	$11,719	$6,199
Other comprehensive income (loss):

Change in net actuarial gain	26	41	52	81

Tax effect on change in net actuarial gain	(9)	(14)	(18)	(28)

Unrealized holding (losses) gains arising during the period	(4,106)	3,766	2,963	2,121

Tax effect on unrealized holding (losses) gains arising during the period	1,437	(1,318)	(1,037)	(742)

Reclassification adjustment for (gains) losses included in net income	(4,992)	284	(5,853)	99

Tax effect on reclassification adjustment for gains (losses) included in net income	1,747	(99)	2,048	(35)

Other comprehensive (loss) income, net of tax	(5,897)	2,660	(1,845)	1,496

Comprehensive income	$479	$4,311	$9,874	$7,695

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,555	122,937	123,194	122,827
Equity based compensation	166	111	537	221
Shares issued under employee benefit plans	(103)	-	(113)	-
Balance, end of period	123,618	123,048	123,618	123,048

Retained Earnings
Balance, beginning of period	124,981	110,757	119,638	106,209
Net income	6,376	1,651	11,719	6,199
Balance, end of period	131,357	112,408	131,357	112,408

Accumulated Other Comprehensive Income
Balance, beginning of period	21,853	15,719	17,801	16,883
Additional minimum pension liability, net of tax	17	27	34	53
Unrealized holding (losses) gains arising during period, net of tax	(2,669)	2,448	1,926	1,379
Reclassification adjustment for (gains) losses included in net income, net of tax	(3,245)	185	(3,805)	64
Balance, end of period	15,956	18,379	15,956	18,379

Treasury Stock
Balance, beginning of period	(12,428)	(11,558)	(12,353)	(11,558)
Acquisition of treasury stock	(443)	(736)	(730)	(736)
Shares issued under employee benefit plans	495	16	707	16
Balance, end of period	(12,376)	(12,278)	(12,376)	(12,278)

Total Stockholders' Equity	$262,312	$245,314	$262,312	$245,314

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,719	$6,199

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,448	2,049
Deferred federal income taxes	(1,834)	(1,179)
Net realized (gains) losses	(4,023)	99
Share-based payments expense	537	221
Change in ceded unearned premiums	(6,957)	(15,664)
Change in premiums receivable	(16,599)	(8,632)
Change in accounts receivable	1,013	(823)
Change in deferred policy acquisition costs	(564)	2,829
Change in unpaid losses and loss adjustment expenses	29,192	32,657
Change in unearned premiums	16,464	11,665
Change in reinsurance recoverable	(2,865)	(22,938)
Change in reinsurance balances payable	6,065	13,584
Change in current federal income tax payable	2,039	125
Change in all other liabilities	(2,371)	(2,661)
Change in all other assets	(386)	2,050

Net cash provided by operating activities	32,878	19,581

Cash flows from investing activities:
Purchases of property and equipment	(2,090)	(576)
Net transfers into restricted cash	(2,773)	(3,231)
Purchases of investment securities	(109,799)	(69,144)
Maturities, sales and redemptions of investment securities	67,489	70,262

Net cash used in investing activities	(47,173)	(2,689)

Cash flows from financing activities:
Activity under revolving credit facility, net	-	(1,473)
Proceeds from exercise of employee stock options	594	16
Purchase of treasury shares	(730)	(736)

Net cash used in financing activities	(136)	(2,193)

(Decrease) increase in cash and cash equivalents	(14,431)	14,699
Cash and cash equivalents at beginning of period	130,985	141,666
Cash and cash equivalents at end of period	$116,554	$156,365

Supplemental cash flow information:

Interest paid	$2,274	$2,295

Income taxes paid	$5,040	$3,309

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(1,635)	$(155)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$2,091	$17,702

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

The interim financial data as of June 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $48.3 million as of June 30, 2015. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

New Accounting Pronouncements

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. We are in the process of evaluating the impact of adoption, which is not expected to be material to our results of operations or financial position.

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

On June 30, 2015, Redpoint Comp Holdings LLC (“Purchaser”) acquired exclusive renewal rights to our current in-force Texas workers compensation policies, together with certain physical assets associated with the administration of such in-force policies. In consideration for such renewal rights and physical assets, Purchaser assumed certain office lease obligations and offered employment to certain of our employees associated with the Workers Compensation business unit. Purchaser also agreed to administer the run-off of all of our current workers compensation policies and claims for a period of three years. In connection with the transaction, we made a one-time payment to the Purchaser of $83,000. We also agreed not to compete in the workers compensation line of insurance in the State of Texas (with certain exceptions) until after the assumed office lease obligations expire on October 31, 2017. We recorded a gain of $0.2 million in Other Income in the Consolidated Statements of Operations on the sale of the renewal rights.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$92,627	$-	$92,627
Corporate bonds	-	31,092	-	31,092
Collateralized corporate bank loans	-	116,831	31	116,862
Municipal bonds	-	173,393	14,118	187,511
Mortgage-backed	-	65,962	-	65,962
Total debt securities	-	479,905	14,149	494,054

Total equity securities	56,629	-	-	56,629
Total debt and equity securities	$56,629	$479,905	$14,149	$550,683

	As of December 31, 2014
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$93,305	$-	$93,305
Corporate bonds	-	29,442	-	29,442
Collateralized corporate bank loans	-	113,402	247	113,649
Municipal bonds	-	147,978	14,351	162,329
Mortgage-backed	-	52,060	-	52,060
Total debt securities	-	436,187	14,598	450,785

Total equity securities	56,444	-	-	56,444
Total debt and equity securities	$56,444	$436,187	$14,598	$507,229

Due to significant unobservable inputs into the valuation model for certain municipal bonds and a collateralized corporate bank loan in illiquid markets, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The fair value of the collateralized corporate bank loan classified as Level 3 is based on discounted cash flows using current yield to maturity of 8.9%, which is based on the relevant spread over LIBOR for this particular loan to discount future cash flows. Significant changes in the unobservable inputs in the fair value measurement of our municipal bonds and collateralized corporate bank loan could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 and 2014 (in thousands):

Beginning balance as of January 1, 2015	$14,598
Sales	-
Settlements	(338)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(111)
Transfers into Level 3	-
Transfers out of Level 3	-

Ending balance as of June 30, 2015	$14,149

Beginning balance as of January 1, 2014	$17,517

Sales	-
Settlements	(3,315)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	334
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2014	$14,536

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2015	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$92,299	$333	$(5)	$92,627
Corporate bonds	30,655	696	(259)	31,092
Collateralized corporate bank loans	117,279	394	(810)	116,863
Municipal bonds	190,604	1,991	(5,085)	187,510
Mortgage-backed	66,414	227	(679)	65,962

Total debt securities	497,251	3,641	(6,838)	494,054

Total equity securities	25,080	31,838	(289)	56,629

Total debt and equity securities	$522,331	$35,479	$(7,127)	$550,683

As of December 31, 2014
U.S. Treasury securities and obligations of U.S. Government	$93,280	$29	$(4)	$93,305
Corporate bonds	28,643	884	(85)	29,442
Collateralized corporate bank loans	115,358	206	(1,915)	113,649
Municipal bonds	161,546	2,384	(1,601)	162,329
Mortgage-backed	51,943	487	(370)	52,060

Total debt securities	450,770	3,990	(3,975)	450,785

Total equity securities	25,360	31,086	(2)	56,444

Total debt and equity securities	$476,130	$35,076	$(3,977)	$507,229

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	-	(21)	-	133
Collateralized corporate bank loans	132	30	150	89
Municipal bonds	(16)	(26)	(42)	(54)
Mortgage-backed	53	3	240	3
Equity securities	4,823	4	5,505	4
Gain on investments	4,992	(10)	5,853	175
Other-than-temporary impairments	(1,553)	(274)	(1,830)	(274)
Net realized gains	$3,439	$(284)	$4,023	$(99)

We realized gross gains on investments of $5.0 million and $42 thousand during the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. We realized gross losses on investments of $25 thousand and $52 thousand for the three months ended June 30, 2015 and 2014, respectively, and $53 thousand and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. We recorded proceeds from the sale of investment securities of $15.2 million and $3.0 million during the three months ended June 30, 2015 and 2014, respectively, and $16.8 million and $14.3 million for the six months ended June 30, 2015 and 2014, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$1,990	$(5)	$-	$-	$1,990	$(5)
Corporate bonds	11,782	(259)	-	-	11,782	(259)
Collateralized corporate bank loans	45,452	(496)	4,087	(314)	49,539	(810)
Municipal bonds	54,540	(710)	22,994	(4,375)	77,534	(5,085)
Mortgage-backed	31,290	(679)	11	-	31,301	(679)
Total debt securities	145,054	(2,149)	27,092	(4,689)	172,146	(6,838)

Total equity securities	4,632	(289)	-	-	4,632	(289)
Total debt and equity securities	$149,686	$(2,438)	$27,092	$(4,689)	$176,778	$(7,127)

	As of December 31, 2014
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$15,005	$(4)	$-	$-	$15,005	$(4)
Corporate bonds	7,552	(85)	-	-	7,552	(85)
Collateralized corporate bank loans	64,712	(824)	8,898	(1,091)	73,610	(1,915)
Municipal bonds	50,546	(945)	15,684	(656)	66,230	(1,601)
Mortgage-backed	20,469	(365)	2,966	(5)	23,435	(370)
Total debt securities	158,284	(2,223)	27,548	(1,752)	185,832	(3,975)

Total equity securities	129	(2)	-	-	129	(2)
Total debt and equity securities	$158,413	$(2,225)	$27,548	$(1,752)	$185,961	$(3,977)

At June 30, 2015, the gross unrealized losses more than twelve months old were attributable to 23 debt security positions. At December 31, 2014, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments, and it is determined that the decline is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at June 30, 2015 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$58,034	$58,030
Due after one year through five years	211,191	210,938
Due after five years through ten years	102,571	100,018
Due after ten years	59,041	59,106
Mortgage-backed	66,414	65,962
	$497,251	$494,054

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $22.3 million and $20.3 million at June 30, 2015 and December 31, 2014, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

We recorded $0.4 million and $1.5 million of favorable prior years’ loss development during the three and six months ended June 30, 2015, respectively. For the year to date, the $1.5 million favorable development was attributable to $1.6 million favorable development on claims incurred in the 2014 accident year and $0.6 million favorable development on claims incurred in the 2011 and prior accident years, partially offset by $0.6 million unfavorable development on claims incurred in the 2013 accident year and $0.1 million of unfavorable development on claims incurred in the 2012 accident year. During the six months ended June 30, 2015, our Standard Commercial P&C business unit accounted for $2.5 million of the favorable development, our Workers Compensation business unit accounted for $0.4 million of the favorable development and our Hallmark Select business unit accounted for $0.9 million of the favorable development. These favorable developments were partially offset by unfavorable development of $1.1 million in our E&S Commercial business unit and $1.2 million unfavorable development in our Personal Lines Segment during the first half of 2015. The favorable development for our Standard Commercial P&C business unit of $2.5 million was driven primarily by favorable claims development in our commercial property and general liability lines of business in the 2013 and 2011 and prior accident years. The favorable development of $0.4 million for our Workers Compensation business unit was primarily attributable to the 2013 and 2012 accident years. The favorable development of $0.9 million in our Hallmark Select business unit consisted of $0.5 million of favorable development in our general aviation line of business, $0.3 million of favorable development in our commercial excess liability line of business and $0.1 million of favorable development in our medical professional liability line of business. The unfavorable development of $1.1 million in our E&S Commercial business unit was primarily driven by unfavorable development in our commercial auto liability and general liability lines of business. The unfavorable development for our Personal Lines Segment of $1.2 million was primarily attributable to the 2014 and 2011 and prior accident years.

We recorded $5.6 million and $6.8 million of favorable prior years’ loss development during the three and six months ended June 30, 2014, respectively. For the first half of 2014, the $6.8 million favorable development was attributable to $7.6 million favorable development on claims incurred in the 2013 accident year and $2.5 million favorable development on claims incurred in the 2011 accident year, partially offset by $2.6 million unfavorable development on claims incurred in the 2012 accident year and $0.7 million unfavorable development on claims incurred in the 2010 and prior accident years. During the six months ended June 30, 2014, our Standard Commercial P&C business unit accounted for $3.9 million of the favorable development, our Personal Lines Segment accounted for $1.9 million of the favorable development, our Workers Compensation business unit accounted for $1.2 million of the favorable development and our Hallmark Select business unit accounted for $0.8 million of the favorable development. These favorable developments were partially offset by unfavorable development of $1.0 million in our E&S Commercial business unit during the first half of 2014. The favorable development for our Standard Commercial P&C business unit of $3.9 million was driven primarily by our general liability line of business in the 2011 accident year. The favorable development for our Personal Lines Segment of $1.9 million was primarily attributable to the 2013 accident year. The favorable development of $1.2 million for our Workers Compensation business unit was primarily attributable to the 2013 and 2012 accident years. The favorable development of $0.8 million in our Hallmark Select business unit consisted of $1.0 million of favorable development in our commercial excess liability line of business, partially offset by $0.2 million of unfavorable development in our general aviation line of business. The unfavorable development of $1.0 million in our E&S Commercial business unit was primarily driven by unfavorable development in our commercial auto liability and general liability lines of business.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of June 30, 2015, there were outstanding incentive stock options to purchase 626,503 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 305,306 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

A new equity compensation plan for our key employees and non-employee directors, the 2015 Long Term Incentive Plan (“2015 LTIP”), was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. No awards had been made under the 2015 LTIP as of June 30, 2015.

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

A summary of the status of our stock options as of June 30, 2015 and changes during the six months ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2015	1,062,134	$9.51
Granted	-
Exercised	(85,756)	$6.94
Forfeited or expired	(45,718)	$11.48
Outstanding at June 30, 2015	930,660	$9.65	2.9	$1,961
Exercisable at June 30, 2015	876,732	$9.87	2.9	$1,703

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Intrinsic value of options exercised	$268	$9	$382	$9

Cost of share-based payments (non-cash)	$41	$50	$80	$98

Income tax benefit of share-based payments recognized in income	$7	$7	$15	$15

As of June 30, 2015, there was $123 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $82 thousand is expected to be recognized during the remainder of 2015 and $41 thousand is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first six months of 2015 or 2014.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units awarded under the 2005 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain of our employees subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees.

The performance criteria for all restricted stock units require that we achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock units contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. We incurred compensation expense of $125 thousand and $457 thousand related to the restricted stock units during the three and six months ended June 30, 2015. We incurred compensation expense of $61 thousand and $123 thousand related to the restricted stock units during the three and six months ended June 30, 2014. We recorded an income tax benefit of $44 thousand and $160 thousand related to restricted stock units during the three and six months ended June 30, 2015. We recorded an income tax benefit of $22 thousand and $43 thousand related to restricted stock units during the three and six months ended June 30, 2014.

A summary of the status of our restricted stock units as of June 30, 2015 and changes during the six months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2015	285,216
Granted	-
Vested	(8,616)
Forfeited	(73,063)
Non-vested at June 30, 2015	203,537

As of June 30, 2015, there was $0.9 million of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP, of which $241 thousand is expected to be recognized during the remainder of 2015, $393 thousand is expected to be recognized in 2016, $196 thousand is expected to be recognized in 2017 and $35 thousand is expected to be recognized in 2018.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Standard Commercial Segment	$20,083	$19,341	$40,464	$39,682
Specialty Commercial Segment	62,418	58,702	124,675	121,184
Personal Segment	11,727	4,882	20,380	10,474
Corporate	2,969	(2,089)	3,128	(3,395)
Consolidated	$97,197	$80,836	$188,647	$167,945

Pre-tax income (loss):
Standard Commercial Segment	$2,468	$(3,147)	$4,354	$(1,926)
Specialty Commercial Segment	7,727	9,465	17,448	19,389
Personal Segment	(76)	1,285	(372)	1,254
Corporate	(844)	(5,561)	(4,466)	(10,263)
Consolidated	$9,275	$2,042	$16,964	$8,454

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Standard Commercial Segment	$151,800	$145,355
Specialty Commercial Segment	634,625	590,852
Personal Segment	235,612	222,183
Corporate	19,905	22,479
	$1,041,942	$980,869

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2015 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Ceded earned premiums	$33,993	$36,421	$66,932	$68,234
Reinsurance recoveries	$23,931	$28,760	$43,289	$48,517

11. Revolving Credit Facility

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstates the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amends certain provisions of the credit facility and restates the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.25% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2015, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.54% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2015, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Deferred	$(4,003)	$(8,167)	$(7,721)	$(23,622)
Amortized	3,823	11,263	7,157	26,452

Net	$(180)	$3,096	$(564)	$2,830

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted average shares - basic	19,270	19,236	19,249	19,250
Effect of dilutive securities	176	134	183	118
Weighted average shares - assuming dilution	19,446	19,370	19,432	19,368

For the three and six months ended June 30, 2015, 452,500 shares and 504,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and six months ended June 30, 2014, 715,832 shares and 740,832 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest cost	$130	$133	$259	$266
Amortization of net loss	26	41	52	81
Expected return on plan assets	(176)	(175)	(351)	(349)
Net periodic pension cost	$(20)	$(1)	$(40)	$(2)
Contributed amount	$-	$134	$-	$234

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first six months ended June 30, 2015 and 2014 was 30.9% and 26.7%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to pre-tax income.

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2015 and 2014 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income :
Change in net actuarial gain	81	-	81
Tax effect on change in net actuarial gain	(28)	-	(28)
Net unrealized holding gains arising during the period	-	2,121	2,121
Tax effect on unrealized gains arising during the period	-	(742)	(742)
Reclassification adjustment for gains included in net realized gains	-	99	99
Tax effect on reclassification adjustment for gains included in income tax expense	-	(35)	(35)
Other comprehensive income (loss), net of tax	53	1,443	1,496

Balance at June 30, 2014	$(1,427)	$19,806	$18,379

Balance at December 31, 2014	$(2,600)	$20,401	$17,801

Other comprehensive income :
Change in net actuarial gain	52	-	52
Tax effect on change in net actuarial gain	(18)	-	(18)
Net unrealized holding losses arising during the period	-	2,963	2,963
Tax effect on unrealized losses arising during the period	-	(1,037)	(1,037)
Reclassification adjustment for gains included in net realized gains	-	(5,853)	(5,853)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,048	2,048
Other comprehensive income, net of tax	34	(1,879)	(1,845)

Balance at June 30, 2015	$(2,566)	$18,522	$15,956

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

Results of Operations

Management overview. During the three and six months ended June 30, 2015, our total revenues were $97.2 million and $188.6 million, representing an increase of 20% and 12%, respectively, from the $80.8 million and $167.9 million in total revenues for the same periods of 2014.  This increase in revenue was primarily attributable to higher net earned premiums in our Personal Segment due mostly to an increase in retained premium under a renewed quota share reinsurance agreement effective October 1, 2014, as well as increased premiums produced in our E&S Commercial business unit. Further contributing to the increased revenue were higher realized gains recognized on our investment portfolio, lower adverse profit share commission revenue adjustments in our Standard Commercial Segment and higher net investment income during the three and six months ended June 30, 2015 as compared to the same periods of 2014.

The increase in revenue for the three and six months ended June 30, 2015 was partially offset by increased loss and loss adjustment expenses (“LAE”) of $7.2 million and $10.5 million, respectively, as compared to the same periods in 2014. The increase in loss and LAE was primarily the result of an increase in retained losses in our Personal Lines Segment under the renewed quota share reinsurance agreement discussed above and higher current accident year loss trends in our Specialty Commercial Segment. During the six months ended June 30, 2015 and 2014, we recorded favorable prior year net loss reserve development of $1.5 million and $6.8 million, respectively. Also partially offsetting the increased revenue was increased other operating expenses due mostly to increased salary and related expenses in our Specialty Commercial and Corporate Segments, higher production related expenses in our Personal Segment due to the impact of the change in terms of the quota share reinsurance agreement referenced above and higher professional service fees.

We reported net income of $6.4 million and $11.7 million for the three and six months ended June 30, 2015 as compared to net income of $1.7 million and $6.2 million for the same periods of 2014. On a diluted basis per share, we reported net income of $0.33 per share for the three months ended June 30, 2015, as compared to net income of $0.09 per share for the same period in 2014.  On a diluted basis per share, we reported net income of $0.60 per share for the six months ended June 30, 2015, as compared to net income of $0.32 per share for the same period in 2014.

Second Quarter 2015 as Compared to Second Quarter 2014

The following is additional business segment information for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30
	Standard		Specialty
	Commercial		Commercial		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Gross premiums written	$22,176	$22,646	$89,891	$85,807	$21,441	$15,987	$-	$-	$133,508	$124,440
Ceded premiums written	(2,073)	(2,262)	(27,509)	(35,497)	(9,621)	(12,978)	-	-	(39,203)	(50,737)
Net premiums written	20,103	20,384	62,382	50,310	11,820	3,009	-	-	94,305	73,703
Change in unearned premiums	(1,029)	(946)	(3,019)	5,090	(1,781)	199	-	-	(5,829)	4,343
Net premiums earned	19,074	19,438	59,363	55,400	10,039	3,208	-	-	88,476	78,046

Total revenues	20,083	19,341	62,418	58,702	11,727	4,882	2,969	(2,089)	97,197	80,836

Losses and loss adjustment expenses	11,380	16,129	39,649	35,242	8,696	1,131	-	-	59,725	52,502

Pre-tax income (loss)	2,468	(3,147)	7,727	9,465	(76)	1,285	(844)	(5,561)	9,275	2,042

Net loss ratio (1)	59.7%	83.0%	66.8%	63.6%	86.6%	35.3%			67.5%	67.3%
Net expense ratio (1)	33.6%	33.0%	25.5%	25.3%	21.8%	43.0%			28.6%	30.1%
Net combined ratio (1)	93.3%	116.0%	92.3%	88.9%	108.4%	78.3%			96.1%	97.4%

Favorable (Unfavorable) Prior Year Development	1,536	3,942	(407)	417	(714)	1,249			415	5,608

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $22.2 million for the three months ended June 30, 2015, which was $0.4 million, or 2%, less than the $22.6 million reported for the same period in 2014. Net premiums written were $20.1 million for the three months ended June 30, 2015 as compared to $20.4 million reported for the same period in 2014. The decrease in premium volume was primarily due to lower premium production in our Workers Compensation business unit.

Total revenue for the Standard Commercial Segment of $20.1 million for the three months ended June 30, 2015, was $0.8 million, or 4%, more than the $19.3 million reported for the same period in 2014. This increase in total revenue was due primarily to a lower adverse profit share adjustment of $1.2 million and a $0.2 million gain on the sale of our workers compensation renewal rights, partially offset by lower net premiums earned of $0.4 million and lower net investment income of $0.2 million.

Our Standard Commercial Segment reported pre-tax income of $2.5 million for the three months ended June 30, 2015 as compared to a pre-tax loss of $3.1 million for the same period of 2014. Lower loss and LAE of $4.7 million was the primary driver for the higher pre-tax income, as well as lower operating expenses of $0.1 million and the increased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 59.7% for the three months ended June 30, 2015 as compared to 83.0% for the same period of 2014. The gross loss ratio before reinsurance for the three months ended June 30, 2015 was 65.5% as compared to the 93.1% reported for the same period of 2014. The decrease in the gross and net loss ratios was driven by lower current accident year loss trends due predominately to lower catastrophe related losses during the three months ended June 30, 2015 as compared to the same period during 2014. The Standard Commercial Segment reported favorable prior year reserve development of $1.5 million during the three months ended June 30, 2015 as compared to favorable prior year reserve development of $3.9 million during the same period of 2014.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $89.9 million for the three months ended June 30, 2015, which was $4.1 million, or 5%, more than the $85.8 million reported for the same period of 2014. The increase in gross premium volume was primarily due to increased production in both our E&S Commercial and Hallmark Select business units. Net premiums written were $62.4 million for the three months ended June 30, 2015 as compared to $50.3 million for the same period of 2014. The higher net premiums written was primarily due to increased production in both our E&S Commercial and Hallmark Select business units.

The $62.4 million of total revenue for the three months ended June 30, 2015 was $3.7 million more than the $58.7 million reported by the Specialty Commercial Segment for the same period in 2014. This increase in revenue was primarily due to higher net premiums earned of $4.0 million due primarily from increased production, partially offset by lower net investment and commission income of $0.3 million.

Pre-tax income for the Specialty Commercial Segment of $7.7 million for the second quarter of 2015 was $1.8 million lower than the $9.5 million reported for the same period in 2014. The decrease in pre-tax income was primarily the result of higher loss and LAE expenses of $4.4 million and higher operating expenses of $1.1 million. These decreases to pre-tax income were partially offset by the increased revenue discussed above.

Our E&S Commercial business unit reported a $4.0 million increase in loss and LAE due primarily to higher current accident year loss trends. Our Hallmark Select business unit reported a $0.4 million increase in loss and LAE which consisted of (a) a $0.9 million increase in loss and LAE due primarily to higher favorable prior year net loss reserve development recognized during the three months ended June 30, 2014 as compared to the same period during 2015 in our commercial umbrella and excess liability line of business, (b) a $0.3 million increase in loss and LAE attributable to our medical professional liability insurance products, (c) a $0.1 million increase in loss and LAE attributable to our satellite insurance products, and (d) a $0.9 million decrease in loss and LAE due primarily to improved current accident year loss trends in our general aviation line of business. The increase of $1.1 million in operating expense was the combined result of increased production related expenses of $0.5 million, increased salary and related expenses of $0.2 million, higher other operating expenses of $0.2 million, higher professional service fees of $0.1 million and higher travel related expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 66.8% for the three months ended June 30, 2015 as compared to 63.6% for the same period during 2014. The gross loss ratio before reinsurance was 67.0% for the three months ended June 30, 2015 as compared to 65.5% for the same period in 2014. The higher gross and net loss ratios were primarily the result of higher current accident year loss trends in our E&S Commercial business unit and $0.4 million unfavorable prior years’ net loss reserve development recognized for the three months ended June 30, 2015 as compared to $0.4 million favorable prior years’ net loss reserve development for the same period of 2014, partially offset by lower current accident year loss trends in our general aviation line of business.

Personal Segment

Gross premiums written for the Personal Segment were $21.4 million for the three months ended June 30, 2015, which was $5.4 million, or 34%, more than the $16.0 million reported for the same period in 2014. Net premiums written for our Personal Segment were $11.8 million in the second quarter of 2015, which was an increase of $8.8 million, or 293%, from the $3.0 million reported for the second quarter of 2014. The increase in the gross premiums written was due mostly to increased production in our ongoing core states. The increase in net premium written was due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014.

Total revenue for the Personal Segment increased 140% to $11.7 million for the second quarter of 2015 from $4.9 million for the second quarter of 2014. Increased net premiums earned of $6.8 million and increased finance charges of $0.1 million were the primary reasons for the increase in revenue for the period, partially offset by decreased net investment income of $0.1 million.

Pre-tax loss for the Personal Segment was $0.1 million for the three months ended June 30, 2015 as compared to pre-tax income of $1.3 million for the same period of 2014. The pre-tax loss was the result of increased losses and LAE of $7.6 million and increased operating expenses of $0.6 million for the three months ended June 30, 2015 as compared to the same period during 2014, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 86.6% for the three months ended June 30, 2015 as compared to 35.3% for the second quarter of 2014. The gross loss ratio before reinsurance was 78.3% for the three months ended June 30, 2015 as compared to 70.0% for the same period in 2014. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development as compared to favorable development in the prior year as well as higher current accident year loss trends on our personal auto line of business. The loss and LAE during the three months ended June 30, 2015 included $0.7 million of unfavorable prior year net loss reserve development as compared to $1.2 million of favorable prior year net loss reserve development for the same period of 2014. The Personal Segment reported a net expense ratio of 21.8% for the second quarter of 2015 as compared to 43.0% for the same period of 2014. The decrease in the expense ratio was due predominately to the impact of the change in terms of the quota share reinsurance agreement referenced above.

Corporate

Total revenue for Corporate increased by $5.1 million for the three months ended June 30, 2015 as compared to the same period the prior year. This increase in total revenue was due to higher net investment income of $1.4 million and net realized gains of $3.4 million recognized during the three months ended June 30, 2015 as compared to net realized losses of $0.3 million for the three months ended June 30, 2014.

Corporate pre-tax loss was $0.8 million for the three months ended June 30, 2015 as compared to pre-tax loss of $5.6 million for the same period of 2014. The improvement in pre-tax loss was primarily due to the increased revenue discussed above, partially offset by higher operating expenses of $0.3 million primarily as a result of higher salary and related costs of $0.1 million and a $0.2 million increase in the expected earn-out payable in conjunction with the previous acquisition of TBIC.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

The following is additional business segment information for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30
	Standard		Specialty
	Commercial		Commercial		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Gross premiums written	$44,485	$43,627	$171,657	$160,729	$42,425	$36,166	$-	$-	$258,567	$240,522
Ceded premiums written	(4,033)	(4,231)	(50,599)	(49,726)	(19,256)	(29,941)	-	-	(73,888)	(83,898)
Net premiums written	40,452	39,396	121,058	111,003	23,169	6,225	-	-	184,679	156,624
Change in unearned premiums	(1,814)	(558)	(1,808)	3,670	(5,885)	887	-	-	(9,507)	3,999
Net premiums earned	38,638	38,838	119,250	114,673	17,284	7,112	-	-	175,172	160,623

Total revenues	40,464	39,682	124,675	121,184	20,380	10,474	3,128	(3,395)	188,647	167,945

Losses and loss adjustment expenses	23,850	28,952	76,982	72,183	14,983	4,137	-	-	115,815	105,272

Pre-tax income (loss)	4,354	(1,926)	17,448	19,389	(372)	1,254	(4,466)	(10,263)	16,964	8,454

Net loss ratio (1)	61.7%	74.5%	64.6%	62.9%	86.7%	58.2%			66.1%	65.5%
Net expense ratio (1)	32.7%	32.8%	25.5%	25.9%	21.5%	40.0%			28.4%	30.2%
Net combined ratio (1)	94.4%	107.3%	90.1%	88.8%	108.2%	98.2%			94.5%	95.7%

Favorable (Unfavorable) Prior Year Development	2,898	5,135	(196)	(231)	(1,226)	1,907			1,476	6,811

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $44.5 million for the six months ended June 30, 2015, which was $0.9 million, or 2%, more than the $43.6 million reported for the same period in 2014. Net premiums written were $40.5 million for the six months ended June 30, 2015 as compared to $39.4 million reported for the same period in 2014. The increase in premium volume was primarily due to increased premium production in our Standard Commercial P&C business unit.

Total revenue for the Standard Commercial Segment of $40.5 million for the six months ended June 30, 2015 was $0.8 million more than the $39.7 million reported during the same period in 2014. This 2% increase in total revenue was mostly due to a decreased adverse profit share commission revenue adjustment of $1.5 million and a $0.2 million gain on the sale of our workers compensation renewal rights, partially offset by lower net investment income of $0.7 million and lower net premiums earned of $0.2 million for the six months ended June 30, 2015 as compared to the same period of 2014.

Our Standard Commercial Segment reported pre-tax income of $4.4 million for the six months ended June 30, 2015 as compared to a pre-tax loss of $1.9 million for the same period of 2014. Lower loss and LAE of $5.1 million was the primary driver for the higher pre-tax income, as well as lower operating expenses of $0.4 million and the increased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 61.7% for the six months ended June 30, 2015 as compared to 74.5% for the same period in 2014. The gross loss ratio before reinsurance for the six months ended June 30, 2015 was 61.3% as compared to the 79.0% reported for the same period of 2014. The gross and net loss ratios for the six months ended June 30, 2015 includes $2.8 million of catastrophe related losses. The gross and net loss ratio for the six months ended June 30, 2014 includes $12.5 million of net catastrophe related losses. During the six months ended June 30, 2015 and 2014, the Standard Commercial Segment reported favorable loss reserve development of $2.9 million and $5.1 million, respectively.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $171.7 million for the six months ended June 30, 2015, which was $11.0 million, or 7%, more than the $160.7 million reported for the same period in 2014. The increase in gross premiums written was due to increased premium production in both our E&S Commercial and our Hallmark Select business units. Net premiums written were $121.1 million for the six months ended June 30, 2015 as compared to $111.0 million reported for the same period in 2014. The higher net premiums written was primarily due to increased production in both our E&S Commercial and Hallmark Select business units.

The $124.7 million of total revenue for the Specialty Commercial Segment for the six months ended June 30, 2015 was $3.5 million higher than the $121.2 million reported for 2014. This 3% increase in revenue was due to higher net premiums earned of $4.6 million due predominately to increased production discussed above, partially offset by lower net investment income of $1.0 million and lower commission and fees of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $17.4 million for the six months ended June 30, 2015 was $2.0 million lower than the $19.4 million reported for the same period in 2014. The decrease in pre-tax income was primarily the result of higher loss and LAE expenses of $4.8 million and higher operating expenses of $0.7 million. These decreases to pre-tax income were partially offset by the increased revenue discussed above.

Our E&S Commercial business unit reported a $5.0 million increase in loss and LAE due primarily to higher current accident year loss trends as well as increased premium production. Our Hallmark Select business unit reported a $0.2 million decrease in loss and LAE which consisted of (a) a $0.9 million increase in loss and LAE due primarily to higher favorable prior year net loss reserve development recognized during the six months ended June 30, 2014 as compared to the same period during 2015 in our commercial umbrella and excess liability line of business, (b) a $0.5 million increase in loss and LAE attributable to our medical professional liability insurance products, (c) a $0.1 million increase in loss and LAE attributable to our satellite insurance products, and (d) a $1.7 million decrease in loss and LAE in our general aviation line of business due primarily to favorable prior year loss reserve development of $0.5 million for the six months ended June 30, 2015 as compared to unfavorable prior year loss reserve development of $0.2 million for the same period the prior year, as well as lower net premiums earned due to a quota share reinsurance agreement entered into in the third quarter of 2013. The increase of $0.7 million in operating expense was the combined result of increased salary and related expenses of $0.5 million, higher professional service fees of $0.2 million, higher travel related expenses of $0.1 million and higher other operating expenses of $0.3 million, partially offset by lower production related expenses of $0.4 million due primarily to increased ceding commissions in our Hallmark Select business unit.

The Specialty Commercial Segment reported a gross and net loss ratio of 64.6% for the six months ended June 30, 2015. The Specialty Commercial Segment reported gross and net loss ratios of 63.5% and 62.9%, respectively, for the six months ended June 30, 2014. The higher gross and net loss ratios for the six months ended June 30, 2015 were primarily the result of higher current accident year loss trends in our E&S Commercial business unit.

Personal Segment

Gross premiums written for the Personal Segment were $42.4 million for the six months ended June 30, 2015, which was $6.2 million, or 17%, more than the $36.2 million reported for the same period in 2014. Net premiums written for our Personal Segment were $23.2 million for the six months ended June 30, 2015, which was an increase of $17.0 million, or 272%, from the $6.2 million reported for the same period of 2014. The increase in the gross premiums written was due mostly to increased production in our ongoing core states. The increase in net premium written was due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014.

Total revenue for the Personal Segment increased 95% to $20.4 million for the six months ended June 30, 2015 from $10.5 million for the same period during 2014. Increased net premiums earned of $10.2 million was the primary reason for the increase in revenue for the period, partially offset by decreased net investment income of $0.3 million.

Pre-tax loss for the Personal Segment was $0.4 million for the six months ended June 30, 2015 as compared to pre-tax income of $1.3 million for the same period of 2014. The pre-tax loss was the result of increased losses and LAE of $10.9 million and increased operating expenses of $0.7 million for the six months ended June 30, 2015 as compared to the same period during 2014, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 86.7% for the six months ended June 30, 2015 as compared to 58.2% for the same period of 2014. The gross loss ratio before reinsurance was 78.1% for the six months ended June 30, 2015 as compared to 70.6% for the same period in 2014. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $1.2 million for the six months ended June 30, 2015 as compared to favorable development of $1.9 million for the same period in the prior year, partially offset by lower current accident year loss trends on our personal auto line of business. The Personal Segment reported a net expense ratio of 21.5% for the six months ended June 30, 2015 as compared to 40.0% for the same period of 2014. The decrease in the expense ratio was due predominately to the impact of the change in terms of the quota share reinsurance agreement referenced above.

Corporate

Total revenue for Corporate increased by $6.5 million for the six months ended June 30, 2015 as compared to the same period the prior year. This increase in total revenue was due to higher net investment income of $2.4 million and net realized gains of $4.0 million recognized during the six months ended June 30, 2015 as compared to net realized losses of $0.1 million for the six months ended June 30, 2014.

Corporate pre-tax loss was $4.5 million for the six months ended June 30, 2015 as compared to pre-tax loss of $10.3 million for the same period of 2014. The improvement in pre-tax loss was primarily due to the increased revenue discussed above, partially offset by higher operating expenses of $0.7 million primarily as a result of higher salary and related costs of $0.5 million and a $0.2 million increase in the expected earn-out payable in conjunction with the previous acquisition of TBIC.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2015, Hallmark had $9.4 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $8.8 million as of June 30, 2015. As of that date, our insurance subsidiaries held $98.4 million of unrestricted cash and cash equivalents as well as $494.1 million in debt securities with an average modified duration of 3.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2015, the aggregate ordinary dividend capacity of these subsidiaries is $24.3 million, of which $16.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2015 and 2014, respectively, our insurance company subsidiaries paid $4.0 million in dividends to Hallmark.

Comparison of June 30, 2015 to December 31, 2014

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2015 were $667.2 million compared to $638.2 million at December 31, 2014. Cash flow from operations, an increase in unsettled investment purchases and an increase in investment fair values were the primary reasons for this increase in unrestricted cash and investments.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Net cash provided by our consolidated operating activities was $32.9 million for the first six months of 2015 as compared to $19.6 million for the first six months of 2014. The increase in operating cash flow was primarily due to increased premiums collected net of reinsurance due primarily to an increase in retained business and lower net paid losses, partially offset by higher operating expenses and income taxes paid.

Net cash used in investing activities during the first six months of 2015 was $47.2 million as compared to $2.7 million during the first six months of 2014.  The increase in cash used by investing activities during the first six months of 2015 was comprised of an increase in purchases of debt and equity securities of $40.7 million, a decrease in maturities, sales and redemptions of investment securities of $2.8 million and an increase in purchases of property and equipment of $1.5 million, partially offset by an decrease in transfers from restricted cash of $0.5 million.

Cash used in financing activities during the first six months of 2015 was $0.1 million as a result of $0.7 million related to the repurchase of our common stock, partially offset by $0.6 million related to proceeds from the exercise of employee stock options. Cash used in financing activities during the first six months of 2014 was $2.2 million as a result of a $1.5 million repayment on our revolving credit facility and $0.7 million related to the repurchase of our common stock

Credit Facilities

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstates the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amends certain provisions of the credit facility and restates the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.25% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2015, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.54% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2015, the balance of our Trust II subordinated debt was $25.8 million.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended June 30, 2015:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

April 1st-April 30th	-	$-	1,834,589	2,165,411
May 1st- May 31st	2,815	$11.13	1,837,404	2,162,596
June 1st- June 30th	35,528	$11.60	1,872,932	2,127,068

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

None.

Item 5.          Other Information.

None.

Item 6.          Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).
3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).
10(a)	Hallmark Financial Services, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

Exhibit Number	Description
10(b)	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 2, 2015).
10(c)	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 2, 2015).
10(d)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 2, 2015).
10(e)	Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 2, 2015).
31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.
101 INS+	XBRL Instance Document.
101 SCH+	XBRL Taxonomy Extension Schema Document.
101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 7, 2015	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: August 7, 2015	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

