Form 10-Q
period 2015-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2015-11-05
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 19,144,294 shares outstanding as of November 5, 2015.

PART I

FINANCIAL INFORMATION

Item 1.        Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014	3

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2015 and September 30, 2014	4

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2015 and September 30, 2014	5

Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2015 and September 30, 2014	6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and September 30, 2014	7

Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value )

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $524,908 in 2015 and $450,770 in 2014)	$519,163	$450,785
Equity securities, available-for-sale, at fair value (cost: $24,957 in 2015 and $25,360 in 2014)	48,229	56,444

Total investments	567,392	507,229

Cash and cash equivalents	93,049	130,985
Restricted cash	18,525	11,914
Ceded unearned premiums	64,115	53,376
Premiums receivable	86,877	71,003
Accounts receivable	2,241	3,141
Receivable for securities	2,354	932
Reinsurance recoverable	116,342	109,719
Deferred policy acquisition costs	21,110	20,746
Goodwill	44,695	44,695
Intangible assets, net	15,576	17,427
Deferred federal income taxes, net	2,832	-
Prepaid expenses	2,920	1,823
Other assets	10,632	7,879
Total assets	$1,048,660	$980,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debt securities	$56,702	$56,702
Reserves for unpaid losses and loss adjustment expenses	451,383	415,135
Unearned premiums	218,590	196,826
Reinsurance balances payable	32,832	26,403
Pension liability	2,481	2,619
Payable for securities	4,269	1,321
Federal income tax payable	522	968
Deferred federal income taxes, net	-	3,092
Accounts payable and other accrued expenses	21,089	25,766
Total liabilities	$787,868	$728,832

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2015 and 2014	3,757	3,757
Additional paid-in capital	123,606	123,194
Retained earnings	138,055	119,638
Accumulated other comprehensive income	8,921	17,801
Treasury stock (1,728,537 shares in 2015 and 1,655,306 in 2014), at cost	(13,547)	(12,353)
Total stockholders' equity	260,792	252,037
	$1,048,660	$980,869

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Gross premiums written	$132,141	$122,723	$390,708	$363,245
Ceded premiums written	(42,217)	(38,698)	(116,105)	(122,596)
Net premiums written	89,924	84,025	274,603	240,649
Change in unearned premiums	(1,518)	(6,878)	(11,025)	(2,879)
Net premiums earned	88,406	77,147	263,578	237,770

Investment income, net of expenses	3,495	2,912	10,051	9,139
Net realized gains (losses)	(335)	(23)	3,688	(122)
Finance charges	1,619	1,300	4,400	4,067
Commission and fees	60	71	(41)	(1,528)
Other income	439	10	655	36
Total revenues	93,684	81,417	282,331	249,362

Losses and loss adjustment expenses	56,005	50,509	171,820	155,781
Other operating expenses	26,458	24,409	78,818	75,055
Interest expense	769	1,140	3,043	3,435
Amortization of intangible assets	617	631	1,851	1,909

Total expenses	83,849	76,689	255,532	236,180

Income before tax	9,835	4,728	26,799	13,182
Income tax expense	3,137	1,265	8,382	3,520
Net income	6,698	3,463	18,417	9,662

Net income per share:

Basic	$0.35	$0.18	$0.96	$0.50
Diluted	$0.35	$0.18	$0.95	$0.50

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$6,698	$3,463	$18,417	$9,662

Other comprehensive income (loss):

Change in net actuarial gain	26	40	78	122

Tax effect on change in net actuarial gain	(9)	(14)	(27)	(43)

Unrealized holding (losses) gains arising during the period	(10,821)	(221)	(7,858)	1,900

Tax effect on unrealized holding (losses) gains arising during the period	3,787	77	2,750	(665)

Reclassification adjustment for (gains) losses included in net income	(28)	23	(5,881)	122

Tax effect on reclassification adjustment for gains (losses) included in net income	10	(8)	2,058	(43)

Other comprehensive (loss) income, net of tax	(7,035)	(103)	(8,880)	1,393

Comprehensive (loss) income	$(337)	$3,360	$9,537	$11,055

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,618	123,048	123,194	122,827
Equity based compensation	(11)	(135)	526	87
Shares issued under employee benefit plans	(1)	-	(114)	(1)
Balance, end of period	123,606	122,913	123,606	122,913

Retained Earnings
Balance, beginning of period	131,357	112,408	119,638	106,209
Net income	6,698	3,463	18,417	9,662
Balance, end of period	138,055	115,871	138,055	115,871

Accumulated Other Comprehensive Income
Balance, beginning of period	15,956	18,379	17,801	16,883
Additional minimum pension liability, net of tax	17	26	51	79
Unrealized holding (losses) gains arising during period, net of tax	(7,034)	(144)	(5,108)	1,235
Reclassification adjustment for (gains) losses included in net income, net of tax	(18)	15	(3,823)	79
Balance, end of period	8,921	18,276	8,921	18,276

Treasury Stock
Balance, beginning of period	(12,376)	(12,278)	(12,353)	(11,558)
Acquisition of treasury stock	(1,180)	(659)	(1,910)	(1,395)
Shares issued under employee benefit plans	9	-	716	16
Balance, end of period	(13,547)	(12,937)	(13,547)	(12,937)

Total Stockholders' Equity	$260,792	$247,880	$260,792	$247,880

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,417	$9,662

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	2,346	2,822
Deferred federal income taxes	(1,311)	(182)
Net realized (gains) losses	(3,688)	122
Share-based payments expense	526	87
Change in ceded unearned premiums	(10,739)	(17,001)
Change in premiums receivable	(15,874)	(11,315)
Change in accounts receivable	900	(372)
Change in deferred policy acquisition costs	(364)	1,921
Change in unpaid losses and loss adjustment expenses	36,248	32,112
Change in unearned premiums	21,764	19,881
Change in reinsurance recoverable	(6,623)	(28,619)
Change in reinsurance balances payable	6,429	12,049
Change in current federal income tax payable	(446)	(1,407)
Change in all other liabilities	(3,599)	941
Change in all other assets	(885)	1,009

Net cash provided by operating activities	43,101	21,710

Cash flows from investing activities:
Purchases of property and equipment	(2,569)	(809)
Net transfers into restricted cash	(6,611)	(4,692)
Purchases of investment securities	(167,677)	(108,753)
Maturities, sales and redemptions of investment securities	98,344	113,758

Net cash used in investing activities	(78,513)	(496)

Cash flows from financing activities:
Activity under revolving credit facility, net	-	(1,473)
Payment of contingent consideration	(1,216)	-
Proceeds from exercise of employee stock options	602	15
Purchase of treasury shares	(1,910)	(1,395)

Net cash used in financing activities	(2,524)	(2,853)

(Decrease) increase in cash and cash equivalents	(37,936)	18,361
Cash and cash equivalents at beginning of period	130,985	141,666
Cash and cash equivalents at end of period	$93,049	$160,027

Supplemental cash flow information:

Interest paid	$3,043	$3,435

Income taxes paid	$10,139	$5,109

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$1,422	$1,505

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(2,948)	$(9,880)

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

We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our MGA Commercial Products operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas, Hallmark Insurance Company, Hallmark Specialty Insurance Company, Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. The Specialty Commercial Segment includes our MGA Commercial Products operating unit and our Specialty Commercial operating unit. The Personal Segment consists solely of our Personal Lines operating unit.

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

The interim financial data as of September 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $45.9 million as of September 30, 2015. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In May 2015, the FASB issued guidance which requires additional disclosures about short-duration contracts for products in effect for typically a year or less. The disclosures will focus on the liability for unpaid claims and claim adjustment expenses. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. We are in the process of evaluating the impact of the adoption, which is not expected to be material to our results of operations or financial position.

3. Business Combinations

Effective July 1, 2011, we acquired all of the issued and outstanding capital stock of TBIC Holding Corporation (“TBIC Holding”) for initial consideration of $1.6 million paid in cash on July 1, 2011. In addition, a holdback purchase price of $350 thousand was paid during the third quarter of 2012. A contingent purchase price of $1.2 million was paid in the third quarter of 2015 based upon a formula contained in the acquisition agreement. The sellers have asserted that up to an additional $1.8 million in contingent purchase price is payable pursuant to the contractual formula. We disagree with this assertion and are in discussions with the Sellers in regards to a potential resolution.

On June 30, 2015, Redpoint Comp Holdings LLC (“Purchaser”) acquired exclusive renewal rights to our current in-force Texas workers compensation policies, together with certain physical assets associated with the administration of such in-force policies. In consideration for such renewal rights and physical assets, Purchaser assumed certain office lease obligations and offered employment to certain of our employees associated with the Workers Compensation operating unit. Purchaser also agreed to administer the run-off of all of our current workers compensation policies and claims for a period of three years. In connection with the transaction, we made a one-time payment to the Purchaser of $83,000. We also agreed not to compete in the workers compensation line of insurance in the State of Texas (with certain exceptions) until after the assumed office lease obligations expire on October 31, 2017. We recorded a gain of $0.2 million in Other Income in the Consolidated Statements of Operations on the sale of the renewal rights.

On September 15, 2015, we executed Amendment No. 1 to the sale agreement with the Purchaser. Pursuant to the Amendment, the Purchaser has agreed to pay us an additional $115,000 and administer the run-off of all of our workers compensation policies and claims in perpetuity or through final conclusion (rather than for three years as contemplated by the original agreement) in consideration of us assigning to Purchaser the commission on all unearned premiums on such policies as of July 1, 2015. We recorded an additional gain of $0.4 million in Other Income in the Consolidated Statements of Operations as a result of this Amendment No.1.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$91,681	$-	$91,681
Corporate bonds	-	50,610	-	50,610
Collateralized corporate bank loans	-	122,134	-	122,134
Municipal bonds	-	178,100	13,848	191,948
Mortgage-backed	-	62,790	-	62,790
Total debt securities	-	505,315	13,848	519,163

Total equity securities	48,229	-	-	48,229
Total debt and equity securities	$48,229	$505,315	$13,848	$567,392

	As of December 31, 2014
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$93,305	$-	$93,305
Corporate bonds	-	29,442	-	29,442
Collateralized corporate bank loans	-	113,402	247	113,649
Municipal bonds	-	147,978	14,351	162,329
Mortgage-backed	-	52,060	-	52,060
Total debt securities	-	436,187	14,598	450,785

Total equity securities	56,444	-	-	56,444
Total debt and equity securities	$56,444	$436,187	$14,598	$507,229

Due to significant unobservable inputs into the valuation model for certain municipal bonds in illiquid markets, as of September 30, 2015, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. Significant changes in the unobservable inputs in the fair value measurement of our municipal bonds could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 and 2014 (in thousands):

Beginning balance as of January 1, 2015	$14,598
Sales	-
Settlements	(370)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(380)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2015	$13,848

Beginning balance as of January 1, 2014	$17,517

Sales	-
Settlements	(3,434)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	460
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2014	$14,543

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2015	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$91,311	$370	$-	$91,681
Corporate bonds	50,638	586	(614)	50,610
Collateralized corporate bank loans	124,158	344	(2,368)	122,134
Municipal bonds	196,174	2,108	(6,334)	191,948
Mortgage-backed	62,627	283	(120)	62,790

Total debt securities	524,908	3,691	(9,436)	519,163

Total equity securities	24,957	23,998	(726)	48,229

Total debt and equity securities	$549,865	$27,689	$(10,162)	$567,392

As of December 31, 2014
U.S. Treasury securities and obligations of U.S. Government	$93,280	$29	$(4)	$93,305
Corporate bonds	28,643	884	(85)	29,442
Collateralized corporate bank loans	115,358	206	(1,915)	113,649
Municipal bonds	161,546	2,384	(1,601)	162,329
Mortgage-backed	51,943	487	(370)	52,060

Total debt securities	450,770	3,990	(3,975)	450,785

Total equity securities	25,360	31,086	(2)	56,444

Total debt and equity securities	$476,130	$35,076	$(3,977)	$507,229

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	-	(22)	-	111
Collateralized corporate bank loans	8	10	158	99
Municipal bonds	(12)	(69)	(54)	(123)
Mortgage-backed	-	29	240	31
Equity securities	32	29	5,537	34
Gain (loss) on investments	28	(23)	5,881	152
Other-than-temporary impairments	(363)	-	(2,193)	(274)
Net realized gains (losses)	$(335)	$(23)	$3,688	$(122)

We realized gross gains on investments of $76 thousand and $0.1 million during the three months ended September 30, 2015 and 2014, respectively, and $6.0 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. We realized gross losses on investments of $48 thousand and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. We recorded proceeds from the sale of investment securities of $0.8 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively, and $17.7 million and $14.9 million for the nine months ended September 30, 2015 and 2014, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	30,917	(614)	-	-	30,917	(614)
Collateralized corporate bank loans	59,675	(1,387)	4,643	(981)	64,318	(2,368)
Municipal bonds	38,894	(517)	21,985	(5,817)	60,879	(6,334)
Mortgage-backed	25,850	(118)	72	(2)	25,922	(120)
Total debt securities	155,336	(2,636)	26,700	(6,800)	182,036	(9,436)

Total equity securities	4,611	(726)	-	-	4,611	(726)
Total debt and equity securities	$159,947	$(3,362)	$26,700	$(6,800)	$186,647	$(10,162)

	As of December 31, 2014
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$15,005	$(4)	$-	$-	$15,005	$(4)
Corporate bonds	7,552	(85)	-	-	7,552	(85)
Collateralized corporate bank loans	64,712	(824)	8,898	(1,091)	73,610	(1,915)
Municipal bonds	50,546	(945)	15,684	(656)	66,230	(1,601)
Mortgage-backed	20,469	(365)	2,966	(5)	23,435	(370)
Total debt securities	158,284	(2,223)	27,548	(1,752)	185,832	(3,975)

Total equity securities	129	(2)	-	-	129	(2)
Total debt and equity securities	$158,413	$(2,225)	$27,548	$(1,752)	$185,961	$(3,977)

At September 30, 2015, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. At December 31, 2014, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at September 30, 2015 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$58,057	$57,912
Due after one year through five years	232,118	230,320
Due after five years through ten years	116,755	113,043
Due after ten years	55,351	55,098
Mortgage-backed	62,627	62,790
	$524,908	$519,163

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $19.9 million and $20.3 million at September 30, 2015 and December 31, 2014, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

We recorded $3.1 million of favorable prior years’ net loss development during the three months ended September 30, 2015. We recorded $4.6 million of favorable prior years’ net loss development during the nine months ended September 30, 2015. For the year to date, the $4.6 million of favorable development was attributable to $4.0 million favorable development on claims incurred in the 2014 accident year, $2.1 million favorable development on claims incurred during the 2011 and prior accident years, partially offset by $0.5 million unfavorable development on claims incurred in the 2013 accident year and $1.0 million unfavorable development on claims incurred in the 2012 accident year. During the nine months ended September 30, 2015, our Standard Commercial P&C operating unit accounted for $4.0 million of the favorable development, our Workers Compensation operating unit accounted for $0.8 million of the favorable development, our MGA Commercial Products operating unit accounted for $0.5 million of the favorable development and our Specialty Commercial operating unit accounted for $1.3 million of the favorable development. These favorable developments were partially offset by unfavorable development of $2.0 million in our Personal Segment. The favorable development for our Standard Commercial P&C operating unit of $4.0 million was driven primarily by our general liability and commercial property lines of business in the 2014 and prior accident years. The favorable development of $0.8 million for our Workers Compensation operating unit was primarily attributable to the 2014 through 2011 accident years. The favorable development of $0.5 million in our MGA Commercial Products operating unit was primarily driven by favorable development in our commercial auto liability and general liability lines of business. The favorable development of $1.3 million in our Specialty Commercial operating unit consisted of $0.3 million of favorable development in our commercial excess liability line of business, $0.3 million in our professional medical liability products and $0.7 million of favorable development in our general aviation line of business. The unfavorable development of $2.0 million in our Personal Segment was primarily attributable to the 2014 and prior accident years.

We recorded $1.5 million of unfavorable prior years’ net loss development during the three months ended September 30, 2014. We recorded $5.4 million of favorable prior year net loss development during the nine months ended September 30, 2014. For the year to date, the $5.4 million of favorable development was attributable to $6.9 million favorable development on claims incurred in the 2013 accident year, $3.6 million favorable development on claims incurred during the 2011 accident year, partially offset by $3.4 million unfavorable development on claims incurred in the 2012 accident year and $1.7 million unfavorable development on claims incurred in the 2010 and prior accident years. During the nine months ended September 30, 2014, our Standard Commercial P&C operating unit accounted for $3.0 million of the favorable development. Our Personal Segment accounted for $3.1 million of the favorable development, our Workers Compensation operating unit accounted for $1.9 million of the favorable development and our Specialty Commercial operating unit accounted for $0.7 million of the favorable development. These favorable developments were partially offset by unfavorable development of $3.3 million in our MGA Commercial Products operating unit. The favorable development for our Standard Commercial P&C operating unit of $3.0 million was driven primarily by our general liability line of business in the 2011 accident year. The favorable development for our Personal Segment of $3.1 million was primarily attributable to the 2013 accident year. The favorable development of $1.9 million for our Workers Compensation operating unit was primarily attributable to the 2013 and 2012 accident years. The favorable development of $0.7 million in our Specialty Commercial operating unit consisted of $0.9 million of favorable development in our commercial excess liability line of business and $0.5 million in our professional medical liability products, partially offset by $0.7 million of unfavorable development in our general aviation line of business. The unfavorable development of $3.3 million in our MGA Commercial Products operating unit was primarily driven by unfavorable development in our commercial auto liability and general liability lines of business.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of September 30, 2015, there were outstanding incentive stock options to purchase 623,290 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 289,830 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

A new equity compensation plan for our key employees and non-employee directors, the 2015 Long Term Incentive Plan (“2015 LTIP”), was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of September 30, 2015, restricted stock units representing the right to receive up to 154,457 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of September 30, 2015.

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

A summary of the status of our stock options as of September 30, 2015 and changes during the nine months ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2015	1,062,134	$9.51
Granted	-
Exercised	(86,827)	$6.93
Forfeited or expired	(47,860)	$11.26
Outstanding at September 30, 2015	927,447	$9.66	2.7	$2,002
Exercisable at September 30, 2015	875,661	$9.84	2.6	$1,749

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Intrinsic value of options exercised	$5	$-	$387	$9

Cost of share-based payments (non-cash)	$38	$35	$118	$133

Income tax benefit of share-based payments recognized in income	$8	$8	$23	$23

As of September 30, 2015, there was $79 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans, of which $39 thousand is expected to be recognized during the remainder of 2015 and $40 thousand is expected to be recognized in 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2015 or 2014.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units awarded under the 2005 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain of our employees subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees. On May 29, 2015, an aggregate of 102,971 restricted stock units were granted to certain employees under the 2015 LTIP.

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

On April 1, 2015, 8,616 shares of common stock were issued with respect to 8,616 restricted stock units which were granted on July 27, 2012 and vested on March 31, 2015. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on April 10, 2013 will vest on March 31, 2016, the restricted stock units granted on September 8, 2014 (except for one grant) will vest on March 31, 2017, one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018 and the restricted stock units granted on May 29, 2015 under the 2015 LTIP will vest on March 31, 2018.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. We incurred a benefit to compensation expense of $49 thousand related to restricted stock units during the three months ended September 30, 2015. We incurred compensation expense of $408 thousand related to restricted stock units during the nine months ended September 30, 2015. We incurred a benefit to compensation expense of $170 thousand and $46 thousand related to the restricted stock units during the three and nine months ended September 30, 2014. We recorded an income tax (benefit) expense of ($17) thousand and $143 thousand related to restricted stock units during the three and nine months ended September 30, 2015. We recorded an income tax expense of $59 thousand and $16 thousand related to restricted stock units during the three and nine months ended September 30, 2014.

A summary of the status of our restricted stock units as of September 30, 2015 and changes during the nine months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2015	285,216
Granted	102,971
Vested	(8,616)
Forfeited	(83,380)
Non-vested at September 30, 2015	296,191

As of September 30, 2015, there was $1.6 million of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP and 2015 LTIP, of which $184 thousand is expected to be recognized during the remainder of 2015, $723 thousand is expected to be recognized in 2016, $587 thousand is expected to be recognized in 2017 and $136 thousand is expected to be recognized in 2018.

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Standard Commercial Segment	$18,477	$20,985	$58,941	$60,667
Specialty Commercial Segment	63,395	57,983	188,070	179,167
Personal Segment	12,716	4,225	33,096	14,699
Corporate	(904)	(1,776)	2,224	(5,171)
Consolidated	$93,684	$81,417	$282,331	$249,362

Pre-tax income (loss):
Standard Commercial Segment	$2,893	$2,244	$7,247	$318
Specialty Commercial Segment	11,291	7,653	28,739	27,042
Personal Segment	(224)	662	(596)	1,916
Corporate	(4,125)	(5,831)	(8,591)	(16,094)
Consolidated	$9,835	$4,728	$26,799	$13,182

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Assets
Standard Commercial Segment	$153,606	$145,355
Specialty Commercial Segment	637,729	590,852
Personal Segment	236,218	222,183
Corporate	21,107	22,479
	$1,048,660	$980,869

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2015 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Ceded earned premiums	$38,435	$37,360	$105,367	$105,594
Reinsurance recoveries	$23,507	$25,785	$66,796	$74,302

11. Revolving Credit Facility

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstates the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amends certain provisions of the credit facility and restates the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.25% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2015, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.59% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2015, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Deferred	$(10,977)	$3,873	$(18,698)	$(19,749)
Amortized	11,177	(4,782)	18,334	21,670

Net	$200	$(909)	$(364)	$1,921

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted average shares - basic	19,203	19,181	19,233	19,227
Effect of dilutive securities	179	168	182	137
Weighted average shares - assuming dilution	19,382	19,349	19,415	19,364

For the three and nine months ended September 30, 2015, 504,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and nine months ended September 30, 2014, 715,832 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$129	$133	$388	$399
Amortization of net loss	26	41	78	122
Expected return on plan assets	(175)	(175)	(526)	(524)
Net periodic pension cost	$(20)	$(1)	$(60)	$(3)
Contributed amount	$-	$299	$-	$533

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first nine months ended September 30, 2015 and 2014 was 31.3% and 26.7%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to pre-tax income.

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

During the third quarter of 2015 we paid $1.2 million in fulfillment of the contingent purchase price with the sellers of TBIC Holding. The sellers have disputed the calculation of the amount paid and assert that an additional $1.8 million is due. We disagree with this assertion and are in discussions with the Sellers in regards to a potential resolution.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2015 and 2014 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income :
Change in net actuarial gain	122	-	122
Tax effect on change in net actuarial gain	(43)	-	(43)
Net unrealized holding gains arising during the period	-	1,900	1,900
Tax effect on unrealized gains arising during the period	-	(665)	(665)
Reclassification adjustment for losses included in net realized gains	-	122	122
Tax effect on reclassification adjustment for losses included in income tax expense	-	(43)	(43)
Other comprehensive income, net of tax	79	1,314	1,393

Balance at September 30, 2014	$(1,401)	$19,677	$18,276

Balance at December 31, 2014	$(2,600)	$20,401	$17,801

Other comprehensive income :
Change in net actuarial gain	78	-	78
Tax effect on change in net actuarial gain	(27)	-	(27)
Net unrealized holding losses arising during the period	-	(7,858)	(7,858)
Tax effect on unrealized losses arising during the period	-	2,750	2,750
Reclassification adjustment for gains included in net realized gains	-	(5,881)	(5,881)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,058	2,058
Other comprehensive income (loss), net of tax	51	(8,931)	(8,880)
Balance at September 30, 2015	$(2,549)	$11,470	$8,921

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States, except for our Specialty Commercial business which is written on a national basis. We pursue our business activities through subsidiaries whose operations are organized into product-specific operating units, which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs which are managed at the parent level.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowners and manufactured homes insurance products it previously offered.

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

Results of Operations

Management overview. During the three and nine months ended September 30, 2015, our total revenues were $93.7 million and $282.3 million, representing an increase of 15% and 13%, respectively, from the $81.4 million and $249.4 million in total revenues for the same periods of 2014.  This increase in revenue was primarily attributable to higher net premiums earned, higher realized gains recognized on our investment portfolio during the nine months ended September 30, 2015, lower adverse profit share commission revenue adjustments in our Standard Commercial Segment and higher net investment income. The increased net earned premiums were primarily attributable to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014 in our Personal Segment and increased premium production in our Personal Segment and in our MGA Commercial Products operating unit.

The increase in revenue for the three and nine months ended September 30, 2015 was partially offset by increased loss and loss adjustment expenses (“LAE”) of $5.5 million and $16.0 million, respectively, as compared to the same periods in 2014. The increase in loss and LAE was primarily the result of an increase in retained losses in our Personal Segment under the renewed quota share reinsurance agreement discussed above and higher current accident year loss trends in our Specialty Commercial Segment. During the nine months ended September 30, 2015 and 2014, we recorded favorable prior year net loss reserve development of $4.6 million and $5.4 million, respectively. Also partially offsetting the increased revenue was increased other operating expenses due mostly to higher production related expenses in our Personal Segment due to the impact of the change in terms of the quota share reinsurance agreement referenced above and increased salary and related expenses in our Specialty Commercial and Corporate Segments.

We reported net income of $6.7 million and $18.4 million for the three and nine months ended September 30, 2015 as compared to net income of $3.5 million and $9.7 million for the same periods of 2014. On a diluted basis per share, we reported net income of $0.35 per share for the three months ended September 30, 2015, as compared to net income of $0.18 per share for the same period in 2014.  On a diluted basis per share, we reported net income of $0.95 per share for the nine months ended September 30, 2015, as compared to net income of $0.50 per share for the same period in 2014.

Third Quarter 2015 as Compared to Third Quarter 2014

The following is additional business segment information for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30
	Standard		Specialty
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Gross premiums written	$19,225	$20,850	$91,446	$87,886	$21,470	$13,987	$-	$-	$132,141	$122,723
Ceded premiums written	(4,145)	(1,639)	(28,205)	(25,534)	(9,867)	(11,525)	-	-	(42,217)	(38,698)
Net premiums written	15,080	19,211	63,241	62,352	11,603	2,462	-	-	89,924	84,025
Change in unearned premiums	2,087	614	(2,909)	(7,736)	(696)	244	-	-	(1,518)	(6,878)
Net premiums earned	17,167	19,825	60,332	54,616	10,907	2,706	-	-	88,406	77,147

Total revenues	18,477	20,985	63,395	57,983	12,716	4,225	(904)	(1,776)	93,684	81,417

Losses and loss adjustment expenses	10,088	12,545	36,186	36,844	9,731	1,120	-	-	56,005	50,509

Pre-tax income (loss)	2,893	2,244	11,291	7,653	(224)	662	(4,125)	(5,831)	9,835	4,728

Net loss ratio (1)	58.8%	63.3%	60.0%	67.5%	89.2%	41.4%			63.3%	65.5%
Net expense ratio (1)	32.2%	32.1%	26.1%	25.7%	16.1%	57.9%			27.7%	30.7%
Net combined ratio (1)	91.0%	95.4%	86.1%	93.2%	105.3%	99.3%			91.0%	96.2%

Favorable (Unfavorable) Prior Year Development	1,821	(288)	2,048	(2,369)	(783)	1,205			3,086	(1,452)

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $19.2 million for the three months ended September 30, 2015, which was $1.6 million, or 8%, less than the $20.8 million reported for the same period in 2014. The decrease in gross premium was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015. Net premiums written were $15.1 million for the three months ended September 30, 2015 as compared to $19.2 million reported for the same period in 2014. The lower net premiums written were primarily due to the workers compensation renewal rights agreement.

Total revenue for the Standard Commercial Segment of $18.5 million for the three months ended September 30, 2015, was $2.5 million, or 12%, less than the $21.0 million reported for the same period in 2014. This decrease in total revenue was due primarily to a $2.7 million decrease in net premiums earned as a result of the workers compensation renewal rights agreement and an increase in ceded premium in our Standard Commercial P&C operating unit, as well as lower net investment income of $0.2 million, partially offset by a $0.4 million gain recorded during the third quarter of 2015 on the amendment of the workers compensation renewal rights agreement.

Our Standard Commercial Segment reported pre-tax income of $2.9 million for the three months ended September 30, 2015 which was $0.7 million, or 29%, more than the $2.2 million reported for the same period of 2014. Lower loss and LAE of $2.5 million was the primary driver for the higher pre-tax income, as well as lower operating expenses of $0.7 million, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 58.8% for the three months ended September 30, 2015 as compared to 63.3% for the same period of 2014. The gross loss ratio before reinsurance for the three months ended September 30, 2015 was 55.3% as compared to the 70.0% reported for the same period of 2014. The decrease in the gross and net loss ratios was driven by lower current accident year loss trends during the three months ended September 30, 2015 as compared to the same period during 2014. The Standard Commercial Segment reported favorable prior year reserve development of $1.8 million during the three months ended September 30, 2015 as compared to unfavorable prior year reserve development of $0.3 million during the same period of 2014.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $91.4 million for the three months ended September 30, 2015, which was $3.5 million, or 4%, more than the $87.9 million reported for the same period of 2014. Net premiums written were $63.2 million for the three months ended September 30, 2015 as compared to $62.4 million for the same period of 2014. The increase in gross and net premiums was primarily due to increased production in both our MGA Commercial Products and Specialty Commercial operating units.

The $63.4 million of total revenue for the three months ended September 30, 2015 was $5.4 million more than the $58.0 million reported by the Specialty Commercial Segment for the same period in 2014. This increase in revenue was primarily due to higher net premiums earned of $5.7 million due primarily from increased production, partially offset by lower net investment income of $0.3 million.

Pre-tax income for the Specialty Commercial Segment of $11.3 million for the third quarter of 2015 was $3.6 million higher than the $7.7 million reported for the same period in 2014. The increase in pre-tax income was primarily the result of the increased revenue discussed above and lower loss and LAE expenses of $0.7 million. These increases to pre-tax income were partially offset by higher operating expenses of $2.5 million.

Our MGA Commercial Products operating unit reported a $0.4 million decrease in loss and LAE due primarily to $1.6 million favorable prior year net loss reserve development recognized during the three months ended September 30, 2015 as compared to $2.3 million unfavorable prior year net loss reserve development during the same period during 2014. Our Specialty Commercial operating unit reported a $0.2 million decrease in loss and LAE which consisted of (a) a $0.4 million decrease in loss and LAE due primarily to improved current accident year loss trends in our commercial umbrella and primary/excess liability line of business, and (b) a $0.4 million decrease in loss and LAE attributable to our general aviation and satellite launch insurance products due to lower current accident year loss trends, partially offset by (c) a $0.6 million increase in loss and LAE attributable to our medical professional liability insurance products. The increase of $2.4 million in operating expense was the combined result of increased production related expenses of $1.2 million, increased salary and related expenses of $0.7 million, higher other operating expenses of $0.2 million, higher professional service fees of $0.2 million and higher travel related expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 60.0% for the three months ended September 30, 2015 as compared to 67.5% for the same period during 2014. The gross loss ratio before reinsurance was 59.8% for the three months ended September 30, 2015 as compared to 65.8% for the same period in 2014. The lower gross and net loss ratios were primarily the result of $2.0 million favorable prior years’ net loss reserve development recognized for the three months ended September 30, 2015 as compared to $2.4 million unfavorable prior years’ net loss reserve development for the same period of 2014 and lower current accident year loss trends in our general aviation and satellite launch insurance products, partially offset by higher current accident year loss trends in our MGA Commercial Products operating unit.

Personal Segment

Gross premiums written for the Personal Segment were $21.5 million for the three months ended September 30, 2015, which was $7.5 million, or 53%, more than the $14.0 million reported for the same period in 2014. Net premiums written for our Personal Segment were $11.6 million in the third quarter of 2015, which was an increase of $9.1 million, or 371%, from the $2.5 million reported for the third quarter of 2014. The increase in the gross premiums written was due mostly to increased production in our ongoing core states. The increase in net premium written was due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014.

Total revenue for the Personal Segment increased 201% to $12.7 million for the third quarter of 2015 from $4.2 million for the third quarter of 2014. Increased net premiums earned of $8.2 million and increased finance charges of $0.4 million were the primary reasons for the increase in revenue for the period, partially offset by decreased net investment income of $0.1 million.

Pre-tax loss for the Personal Segment was $0.2 million for the three months ended September 30, 2015 as compared to pre-tax income of $0.7 million for the same period of 2014. The pre-tax loss was the result of increased losses and LAE of $8.6 million and increased operating expenses of $0.8 million for the three months ended September 30, 2015 as compared to the same period during 2014, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 89.2% for the three months ended September 30, 2015 as compared to 41.4% for the same period of 2014. The gross loss ratio before reinsurance was 81.6% for the three months ended September 30, 2015 as compared to 67.7% for the same period in 2014. The higher gross and net loss ratios were primarily the result of $0.8 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2015 as compared to $1.2 million of favorable development for the same period in the prior year. The Personal Segment reported a net expense ratio of 16.1% for the third quarter of 2015 as compared to 57.9% for the same period of 2014. The decrease in the expense ratio was due predominately to the impact of the change in terms of the quota share reinsurance agreement referenced above.

Corporate

Total revenue for Corporate increased by $0.9 million for the three months ended September 30, 2015 as compared to the same period the prior year. This increase in total revenue was due to higher net investment income of $1.2 million, partially offset by net realized losses recognized on our investment portfolio of $0.3 million for the three months ended September 30, 2015.

Corporate pre-tax loss was $4.1 million for the three months ended September 30, 2015 as compared to pre-tax loss of $5.8 million for the same period of 2014. The improvement in pre-tax loss was primarily due to the increased revenue discussed above and lower operating expenses of $0.4 million as a result of lower professional service fees. Further contributing to the decline in pre-tax loss was lower interest expense of $0.4 million due to the lower floating interest rate effective June 15, 2015 on our Trust I subordinated debt securities. (See, “Financial Condition and Liquidity- Subordinated Debt Securities.”)

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

The following is additional business segment information for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30
	Standard		Specialty
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Gross premiums written	$63,710	$64,477	$263,103	$248,615	$63,895	$50,153	$-	$-	$390,708	$363,245
Ceded premiums written	(8,178)	(5,870)	(78,804)	(75,260)	(29,123)	(41,466)	-	-	(116,105)	(122,596)
Net premiums written	55,532	58,607	184,299	173,355	34,772	8,687	-	-	274,603	240,649
Change in unearned premiums	273	56	(4,717)	(4,066)	(6,581)	1,131	-	-	(11,025)	(2,879)
Net premiums earned	55,805	58,663	179,582	169,289	28,191	9,818	-	-	263,578	237,770

Total revenues	58,941	60,667	188,070	179,167	33,096	14,699	2,224	(5,171)	282,331	249,362

Losses and loss adjustment expenses	33,938	41,497	113,168	109,027	24,714	5,257	-	-	171,820	155,781

Pre-tax income (loss)	7,247	318	28,739	27,042	(596)	1,916	(8,591)	(16,094)	26,799	13,182

Net loss ratio (1)	60.8%	70.7%	63.0%	64.4%	87.7%	53.5%			65.2%	65.5%
Net expense ratio (1)	32.6%	32.6%	25.7%	25.8%	19.4%	44.9%			28.2%	30.4%
Net combined ratio (1)	93.4%	103.3%	88.7%	90.2%	107.1%	98.4%			93.4%	95.9%

Favorable (Unfavorable) Prior Year Development	4,719	4,847	1,852	(2,600)	(2,009)	3,112			4,562	5,359

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $63.7 million for the nine months ended September 30, 2015, which was $0.8 million, or 1%, less than the $64.5 million reported for the same period in 2014. The decrease in gross premium was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015. Net premiums written were $55.5 million for the nine months ended September 30, 2015 as compared to $58.6 million reported for the same period in 2014. The lower net premiums were primarily due to the workers compensation renewal rights agreement.

Total revenue for the Standard Commercial Segment of $58.9 million for the nine months ended September 30, 2015 was $1.8 million less than the $60.7 million reported during the same period in 2014. This 3% decrease in total revenue was mostly due to a $2.9 million decrease in net premiums earned as a result of the workers compensation renewal rights agreement and lower net premiums earned in our Standard Commercial P&C operating unit, as well as lower net investment income of $1.0 million, partially offset by a decreased adverse profit share commission revenue adjustment of $1.5 million and a $0.6 million gain on the sale of our workers compensation renewal rights.

Our Standard Commercial Segment reported pre-tax income of $7.2 million for the nine months ended September 30, 2015 as compared to pre-tax income of $0.3 million for the same period of 2014. Lower loss and LAE of $7.6 million was the primary driver for the higher pre-tax income, as well as lower operating expenses of $1.1 million, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 60.8% for the nine months ended September 30, 2015 as compared to 70.7% for the same period in 2014. The gross loss ratio before reinsurance for the nine months ended September 30, 2015 was 59.4% as compared to the 76.0% reported for the same period of 2014. The improvement in the gross and net loss ratios was driven primarily by lower current accident year losses mostly due to lower net catastrophe losses. The gross and net loss ratios for the nine months ended September 30, 2015 included $4.2 million of catastrophe related losses compared to $12.5 million of net catastrophe related losses for the same period the prior year. During the nine months ended September 30, 2015 the Standard Commercial Segment reported $4.7 million of favorable loss development as compared to $4.8 million reported for the same period of 2014.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $263.1 million for the nine months ended September 30, 2015, which was $14.5 million, or 6%, more than the $248.6 million reported for the same period in 2014. Net premiums written were $184.3 million for the nine months ended September 30, 2015 as compared to $173.4 million reported for the same period in 2014. The increase in gross and net premiums written was due to increased premium production in both our MGA Commercial Products and our Specialty Commercial operating units.

The $188.1 million of total revenue for the Specialty Commercial Segment for the nine months ended September 30, 2015 was $8.9 million higher than the $179.2 million reported for 2014. This 5% increase in revenue was due to higher net premiums earned of $10.3 million due predominately to the increased production discussed above, partially offset by lower net investment income of $1.3 million and lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $28.7 million for the nine months ended September 30, 2015 was $1.7 million higher than the $27.0 million reported for the same period in 2014. The increase in pre-tax income was primarily the result of the increased revenue discussed above, partially offset by higher loss and LAE expenses of $4.1 million and higher operating expenses of $3.1 million.

Our MGA Commercial Products operating unit reported a $4.6 million increase in loss and LAE due primarily to higher current accident year loss trends as well as increased premium production. Our Specialty Commercial operating unit reported a $0.5 million decrease in loss and LAE which consisted of (a) a $2.0 million decrease in loss and LAE in our general aviation and satellite launch insurance products due primarily to $0.7 million of favorable prior year loss reserve development recognized during the nine months ended September 30, 2015 as compared to $0.7 million of adverse prior year loss reserve development recognized for the same period the prior year, (b) a $0.4 million increase in loss and LAE due primarily to $0.6 million lower favorable prior year net loss reserve development recognized during the nine months ended September 30, 2015 as compared to the same period during 2014 in our commercial umbrella and primary/excess liability line of business, and (c) a $1.1 million increase in loss and LAE attributable to our medical professional liability insurance products. The increase of $3.1 million in operating expense was the combined result of the year to date expenses to start up our primary/excess property coverage business of $1.4 million, increased salary and related expenses of $0.5 million, higher production related expenses of $0.8 million, increased professional service fees of $0.3 million, and higher travel related expenses of $0.1 million.

The Specialty Commercial Segment reported a gross and net loss ratio of 63.0% for the nine months ended September 30, 2015. The Specialty Commercial Segment reported gross and net loss ratios of 64.3% and 64.4%, respectively, for the nine months ended September 30, 2014. The lower gross and net loss ratios for the nine months ended September 30, 2015 were primarily the result of favorable loss reserve development of $1.9 million for the nine months ended September 30, 2015 as compared to unfavorable loss reserve development of $2.6 million for the same period of 2014, partially offset by higher current accident year loss trends.

Personal Segment

Gross premiums written for the Personal Segment were $63.9 million for the nine months ended September 30, 2015, which was $13.7 million, or 27%, more than the $50.2 million reported for the same period in 2014. Net premiums written for our Personal Segment were $34.8 million for the nine months ended September 30, 2015, which was an increase of $26.1 million, or 300%, from the $8.7 million reported for the same period of 2014. The increase in the gross premiums written was due mostly to increased production in our ongoing core states. The increase in net premium written was due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014.

Total revenue for the Personal Segment increased 125% to $33.1 million for the nine months ended September 30, 2015 from $14.7 million for the same period during 2014. Increased net premiums earned of $18.4 million and higher finance charges of $0.4 million were the primary reasons for the increase in revenue for the period, partially offset by decreased net investment income of $0.4 million.

Pre-tax loss for the Personal Segment was $0.6 million for the nine months ended September 30, 2015 as compared to pre-tax income of $1.9 million for the same period of 2014. The pre-tax loss was the result of increased losses and LAE of $19.4 million and increased operating expenses of $1.5 million for the nine months ended September 30, 2015 as compared to the same period during 2014, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 87.7% for the nine months ended September 30, 2015 as compared to 53.5% for the same period of 2014. The gross loss ratio before reinsurance was 79.4% for the nine months ended September 30, 2015 as compared to 69.7% for the same period in 2014. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $2.0 million for the nine months ended September 30, 2015 as compared to favorable development of $3.1 million for the same period in the prior year, partially offset by lower current accident year loss trends. The Personal Segment reported a net expense ratio of 19.4% for the nine months ended September 30, 2015 as compared to 44.9% for the same period of 2014. The decrease in the expense ratio was due predominately to the impact of the change in terms of the quota share reinsurance agreement referenced above.

Corporate

Total revenue for Corporate increased by $7.4 million for the nine months ended September 30, 2015 as compared to the same period the prior year. This increase in total revenue was due to higher net investment income of $3.6 million and net realized gains on our investment portfolio of $3.7 million recognized during the nine months ended September 30, 2015 as compared to net realized losses on our investment portfolio of $0.1 million recognized for the nine months ended September 30, 2014.

Corporate pre-tax loss was $8.6 million for the nine months ended September 30, 2015 as compared to pre-tax loss of $16.1 million for the same period of 2014. The improvement in pre-tax loss was primarily due to the increased revenue discussed above and lower interest expense of $0.4 million due to the lower floating interest rate effective June 15, 2015 on our Trust I subordinated debt securities (See, “Financial Condition and Liquidity- Subordinated Debt Securities.”). This improvement in pre-tax loss was partially offset by higher operating expenses of $0.3 million primarily as a result of higher salary and related costs of $0.5 million, a $0.2 million increase in the earn-out paid in conjunction with the previous acquisition of TBIC, partially offset by lower professional service fees of $0.3 million and lower travel and related expenses of $0.1 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2015, Hallmark had $9.5 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $4.7 million as of September 30, 2015. As of that date, our insurance subsidiaries held $78.8 million of unrestricted cash and cash equivalents as well as $519.2 million in debt securities with an average modified duration of 3.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2015, the aggregate ordinary dividend capacity of these subsidiaries is $24.3 million, of which $16.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2015 and 2014, respectively, our insurance company subsidiaries paid $6.0 million in dividends to Hallmark.

Comparison of September 30, 2015 to December 31, 2014

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2015 were $660.4 million compared to $638.2 million at December 31, 2014. Cash flow from operations and an increase in unsettled investment purchases were the primary reasons for this increase in unrestricted cash and investments.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Net cash provided by our consolidated operating activities was $43.1 million for the first nine months of 2015 as compared to $21.7 million for the first nine months of 2014. The increase in operating cash flow was primarily due to increased premiums collected net of reinsurance due primarily to an increase in retained business, as well as lower net paid losses, partially offset by higher operating expenses and income taxes paid.

Net cash used in investing activities during the first nine months of 2015 was $78.5 million as compared to $0.5 million during the first nine months of 2014.  The increase in cash used by investing activities during the first nine months of 2015 was comprised of an increase in purchases of debt and equity securities of $58.9 million, a decrease in maturities, sales and redemptions of investment securities of $15.4 million, an increase in purchases of property and equipment of $1.8 million and an increase in transfers from restricted cash of $1.9 million.

Cash used in financing activities during the first nine months of 2015 was $2.5 million as a result of $1.9 million related to the repurchase of our common stock and $1.2 million related to the contingent purchase price payment to the sellers of TBIC Holding, partially offset by $0.6 million related to proceeds from the exercise of employee stock options. Cash used in financing activities during the first nine months of 2014 was $2.9 million as a result of a $1.5 million repayment on our revolving credit facility and $1.4 million related to the repurchase of our common stock

Credit Facilities

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstates the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amends certain provisions of the credit facility and restates the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.25% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2015, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.59% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2015, the balance of our Trust II subordinated debt was $25.8 million.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended September 30, 2015:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

July 1st-July 31st	35,456	$11.56	1,908,388	2,091,612
August 1st- August 31st	1,300	$11.27	1,909,688	2,090,312
September 1st- September 30th	65,989	$11.43	1,975,677	2,024,323

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 5, 2015	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: November 5, 2015	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President