Form 10-K
period 2015-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2016-03-10
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $151.0 million

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,007,727 shares of common stock, $.18 par value per share, outstanding as of March 10, 2016.

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our MGA Commercial Products operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services.

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

What We Do

We market commercial and personal lines property/casualty insurance products which are tailored to the risks and coverages required by the insured. We believe that most of our target markets are underserved by larger property/casualty insurers because of the specialized nature of the underwriting required. We are able to offer these products profitably as a result of the expertise of our experienced underwriters. We also believe our long-standing relationships with independent general agencies and retail agents and the service we provide differentiate us from larger property/casualty insurers.

Our Standard Commercial P&C operating unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C operating unit currently markets its products through a network of 347 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. In addition, our Standard Commercial P&C operating unit offers occupational accident coverage in Texas through an underwriting agency that specializes in the occupational accident insurance market.

Our MGA Commercial Products operating unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our MGA Commercial Products operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our MGA Commercial Products operating unit primarily writes commercial automobile, general liability, commercial property and excess casualty. Our MGA Commercial Products operating unit markets its products in 27 states through 9 wholesale brokers, a program underwriter and 89 general agency offices, as well as 110 independent retail agents in Texas and Oregon.

Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis; general aviation property/casualty insurance primarily for private and small commercial aircraft and airports; satellite launch property/casualty insurance products; medical professional liability insurance on an excess and surplus lines basis; and primary/excess commercial property coverages on an excess and surplus lines basis for both catastrophe and non-catastrophe exposures. The principal focus of the excess & umbrella insurance products offered is transportation (trucking for hire and specialty automobile coverage). The Specialty Commercial operating unit also provides excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation).  Typical risks range from one power unit to fleets of up to 200 power units and up to $75M in receipts (non-construction) or $30M in receipts (construction) from operations. Our Specialty Commercial operating unit markets these excess & umbrella products through 132 wholesale brokers in 50 states. The aircraft liability and hull insurance products underwritten by our Specialty Commercial operating unit are targeted to transitional or non-standard pilots who may have difficulty obtaining insurance from a standard carrier. Airport liability insurance is marketed to smaller, regional airports. Our Specialty Commercial operating unit markets these general aviation insurance products through 182 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Specialty Commercial operating unit are marketed through underwriting agencies with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months. The medical professional liability insurance underwritten on an excess and surplus basis by our Specialty Commercial operating unit focuses on healthcare professionals that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Specialty Commercial operating unit markets these medical professional liability insurance products through 23 wholesale brokers in 49 states. The primary/excess commercial property coverages underwritten by our Specialty Commercial operating unit specializes in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our Specialty Commercial operating unit markets these products through 60 wholesale brokers in 42 states.

Our Specialty Personal Lines operating unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines operating unit also provides a renters insurance product that complements our non-standard auto offering and fits well in our distribution channel. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit markets these policies through 3,702 independent retail agents in 14 states.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 34% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 24% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment consists of the Standard Commercial P&C operating unit and the Workers Compensation operating unit. The Specialty Commercial Segment includes our MGA Commercial Products operating unit and Specialty Commercial operating unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed at the parent level. The Personal Segment consists solely of our Specialty Personal Lines operating unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Gross Premiums Written:
Standard Commercial Segment	$81,892	$84,679	$87,147
Specialty Commercial Segment	351,050	324,547	296,108
Personal Segment	81,281	63,992	76,772
Total	$514,223	$473,218	$460,027

Net Premiums Written:
Standard Commercial Segment	$71,097	$76,912	$79,466
Specialty Commercial Segment	241,775	230,638	235,655
Personal Segment	44,072	16,802	45,644
Total	$356,944	$324,352	$360,765

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2015.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. During 2015, our Standard Commercial P&C operating unit accounted for 92% and our Workers Compensation operating unit accounted for the remaining 8% of the aggregate premiums produced by the Standard Commercial Segment.

Standard Commercial P&C operating unit. Our Standard Commercial P&C operating unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. The subsidiaries comprising our Standard Commercial P&C operating unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial P&C operating unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. In addition, our Standard Commercial P&C operating unit offers occupational accident coverage in Texas through an underwriting agency that is a specialist in the occupational accident insurance market. Products offered by our Standard Commercial P&C operating unit include the following:

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

Our Standard Commercial P&C operating unit markets its property/casualty insurance products through 347 independent agencies operating in its target markets. Our Standard Commercial P&C operating unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C operating unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C operating unit has historically maintained excellent relationships with its producing agents, as evidenced by the 23 year average tenure of the 16 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2015. During 2015, the top ten agency groups produced 37%, and no individual agency group produced more than 10%, of the total premium volume of our Standard Commercial P&C operating unit.

Our Standard Commercial P&C operating unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy. Umbrella policies are written only when our Standard Commercial P&C operating unit also writes the insured’s underlying general liability and commercial automobile coverage. Through December 31, 2005, our Standard Commercial P&C operating unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Our Standard Commercial P&C operating unit earns a commission based on a percentage of the earned premium it produced for Clarendon. The commission percentage is determined by the underwriting results of the policies produced. Our Standard Commercial P&C operating unit presently markets all new and renewal policies exclusively for AHIC.

All of the commercial policies written by our Standard Commercial P&C operating unit are for a term of 12 months. If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that requires the insured to pay 20% or 25% down and the remaining payments over eight months. We charge installment fees of up to $7.50 per payment for the installment payment plan.

Workers Compensation operating unit. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. The subsidiaries comprising our Workers Compensation operating unit included TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provided risk management services to customers of TBIC. The run-off of existing policies issued by TBIC is being administered by an independent third party.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our MGA Commercial Products operating unit and our Specialty Commercial operating unit, as well as certain Specialty Programs which are managed at the parent level. During 2015, our MGA Commercial Products operating unit accounted for 70% of the aggregate premiums produced by the Specialty Commercial Segment, with our commercial umbrella and excess liability, general aviation, medical professional liability, satellite launch and primary/excess commercial property insurance products accounting for 19%, 5%, 2%, 2% and 1%, respectively. Our Specialty Programs accounted for the remaining 1% of the premium produced by the Specialty Commercial Segment during 2015.

MGA Commercial Products operating unit. Our MGA Commercial Products operating unit markets, underwrites, finances and services commercial lines insurance in 27 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. The subsidiaries comprising our MGA Commercial Products operating unit include HSU, which is a regional managing general underwriter, TGASRI which is a Texas managing general agency, and PAAC, which provides premium financing for policies marketed by HSU and certain unaffiliated general and retail agents. HSU accounts for 99% of the premium volume financed by PAAC.

Our MGA Commercial Products operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2015, commercial automobile, general liability and all other property & casualty accounted for 87%, 9% and 4%, respectively, of the premiums produced by our MGA Commercial Products operating unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $500,000. The commercial insurance products offered by our MGA Commercial Products operating unit include the following:

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

Our MGA Commercial Products operating unit markets its products in 27 states through 9 wholesale brokers, a program underwriter and 89 general agency offices, as well as 110 independent retail agents in Texas and Oregon. Our MGA Commercial Products operating unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2015, general agents produced 79%, the program underwriter produced 15%, retail agents produced 3% and wholesale brokers produced 3% of total premiums produced by our MGA Commercial Products operating unit. During 2015, the top ten general agents produced 37%, the nine wholesale brokers produced 3% and no general agent produced more than 9%, of the total premium volume of our MGA Commercial Products operating unit. During the same period, the top ten retail agents produced 2%, and no retail agent produced more than 1%, of the total premium volume of our MGA Commercial Products operating unit.

Through 2008, all business of our MGA Commercial Products operating unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), which granted our MGA Commercial Products operating unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims. We assumed 70% of the risk under this arrangement in 2008. In 2009, our MGA Commercial Products operating unit wrote a portion of its policies under a fronting arrangement with Republic pursuant to which we assumed 100% of the risk. Commission revenue was generated under the fronting agreement on the portion of premiums not assumed by AHIC. An additional commission may be earned if certain loss ratio targets are met. Additional revenue was generated from fully earned policy fees and installment billing fees charged on legacy personal lines products. Since 2010, in states where we were not yet licensed to offer a non-admitted product, we utilized a fronting arrangement with a third party pursuant to which we assumed all of the risk and then retroceded a portion of the risk to third party reinsurers.

The majority of the commercial policies written by our MGA Commercial Products operating unit are for a term of 12 months. Exceptions include certain commercial automobile policies that are written for a term that coincides with the annual harvest of crops and special event general liability policies that are written for the term of the event, which is generally one to two days. Commercial lines policies are paid in full up front or financed with various premium finance companies, including PAAC.

Specialty Commercial operating unit. Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile, and non-fleet automobile coverage, general aviation property/casualty insurance primarily for private and small commercial aircraft and airports, satellite launch insurance products, medical professional liability insurance on an excess and surplus lines basis and primary/excess commercial property coverage for both catastrophe and non-catastrophe exposures on an excess and surplus lines basis.

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Specialty Commercial operating unit is offered on an admitted and non-admitted basis in 49 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $5,000,000 (transportation) and $1,000,000 to $10,000,000 (non-transportation) in coverage in excess of the primary carrier’s limits of liability. The principal focus of the excess & umbrella insurance products offered is transportation, specifically trucking for hire, specialty automobile and non-fleet automobile coverage. The Specialty Commercial operating unit also provides umbrella and excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service. The majority of the excess & umbrella and general liability insurance policies written by our Specialty Commercial operating unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy. Our excess & umbrella insurance and general liability insurance products are offered through 132 wholesale brokers. During 2015, the top ten wholesale brokers accounted for 46% of our excess & umbrella and general liability premium volume, with no single wholesale broker accounting for more than 15%. During 2015, commercial transportation excess liability risks accounted for 89% of the premiums, with the remaining 11% coming from non-transportation commercial excess and general liability risks. The commercial excess & umbrella and general liability insurance products offered by our Specialty Commercial operating unit include the following:

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

We generally cede 80% of the excess & umbrella and general liability risk on policies presently written by our Specialty Commercial operating unit.

Our Specialty Commercial operating unit markets, underwrites and services general aviation property/casualty insurance in 48 states. The subsidiaries marketing our general aviation insurance products include Aerospace Insurance Managers, which markets standard aviation coverages, ASRI, which markets excess and surplus lines aviation coverages, and ACMG, which handles claims management. Aerospace Insurance Managers is one of only a few similar entities in the U.S. and has focused on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. In addition, our Specialty Commercial operating unit offers satellite launch property/casualty policies marketed through underwriting agencies with technical knowledge of space insurance. The general aviation and satellite launch products offered by our Specialty Commercial operating unit include the following:

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

We presently cede 80% of the general aviation risk on policies written by our Specialty Commercial operating unit.

Our Specialty Commercial operating unit distributes its general aviation insurance products through 182 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Specialty Commercial operating unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2015, the top ten independent specialty brokers produced 32%, and no broker produced more than 5%, of the total general aviation premium volume of our Specialty Commercial operating unit. Our Specialty Commercial operating unit independently develops, underwrites and prices each general aviation coverage written. We target pilots who may lack experience in the type of aircraft they have acquired or are transitioning between types of aircraft. We also target pilots who may be over the age limits of other insurers. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 89% of the aircraft written in 2015 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2015 was approximately $126,000. All general aviation policies produced by our Specialty Commercial operating unit are written through our insurance company subsidiaries.

Our Specialty Commercial operating unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities. Our Specialty Commercial operating unit distributes its medical professional liability insurance products through 23 wholesale brokers in 49 states.

Our Specialty Commercial operating unit markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. Our Specialty Commercial operating unit distributes its primary/excess commercial property insurance products through 60 wholesale brokers in 42 states. We presently cede 90% of the primary/excess commercial property risk on policies underwritten by our insurance companies and we receive a fee on the portion of the business written as a cover-holder through a Lloyds Syndicate.

Specialty Programs. Our Specialty Programs consist of fronting and agency arrangements which are managed at the parent level. The Specialty Programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company.

Personal Segment / Specialty Personal Lines operating unit

The Personal Segment of our business consists solely of our Specialty Personal Lines operating unit. Our Specialty Personal Lines operating unit markets and services non-standard personal automobile policies and renters insurance in 14 states. During the fourth quarter of 2014, the Specialty Personal Lines operating unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit provides management, policy and claims administration services to HIC and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Specialty Personal Lines operating unit include the following:

•	Personal automobile. Personal automobile insurance is the primary product offered by our Specialty Personal Lines operating unit. Our policies typically provide third-party coverage to individuals for bodily injury and property damage at the minimum limits required by law, and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.

•	Renters. Renters insurance provides coverage for the contents of a renter’s home or apartment and for liability. Renter’s policies are similar to homeowners insurance, except they do not cover the structure.

We presently cede 50% of the personal automobile risk on policies written by our Specialty Personal Lines operating unit.

Our Specialty Personal Lines operating unit markets its products through 3,702 independent retail agents operating in its target geographic markets. Non-standard automobile represented 98% of the premiums produced during 2015. Our Specialty Personal Lines operating unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines operating unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2015, the top ten independent agency groups produced 27%, and no individual agency group produced more than 8%, of the total premium volume of our Specialty Personal Lines operating unit.

During 2015, personal automobile liability coverage accounted for 78% and personal automobile physical damage coverage accounted for the remaining 22% of the total non-standard automobile premiums produced by our Specialty Personal Lines operating unit. Our most common policy term is a six month policy. We offer additional terms of one-, two-, three- and twelve-month policies in certain markets. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program. Our Specialty Personal Lines operating unit markets its products in 14 states directly for HIC, AHIC, HCM and HNIC.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•	Specialized market knowledge and underwriting expertise. All of our operating units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Specialty Personal Lines operating unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market. Our Standard Commercial P&C operating unit has significant underwriting experience in its target market for standard commercial property/casualty insurance products. In addition, our MGA Commercial Products operating unit and Specialty Commercial operating unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages.

•	Tailored market strategies. Each of our operating units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each operating unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.

•	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions at the operating unit level allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our operating units enhance their relationships with the independent agents who sell our policies. We also believe our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our operating units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.

•	Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our operating units have strong management teams, with an average of more than 20 years of insurance industry experience for the heads of our operating units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We strive to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

•	Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. Our operating units have a strong track record of underwriting discipline and operational efficiency, which we seek to continue. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters and independent agents based on underwriting profitability.

•	Achieving organic growth in our existing business lines. We believe we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base. We believe our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our operating units to further penetrate their existing customer bases with additional products offered by other operating units.

•	Pursuing selected, opportunistic acquisitions. We seek to opportunistically acquire insurance organizations that operate in specialty or niche property/casualty insurance markets that are complementary to our existing operations. We seek to acquire companies with experienced management teams, stable loss results and strong track records of underwriting profitability and operational efficiency. Where appropriate, we intend to ultimately retain profitable business produced by the acquired companies that would otherwise be retained by unaffiliated insurers. Our management has significant experience in evaluating potential acquisition targets, structuring transactions to ensure continued success and integrating acquired companies into our operational structure.

•	Maintaining a strong balance sheet. We seek to maintain a strong balance sheet by employing conservative investment, reinsurance and reserving practices and to measure our performance based on long-term growth in book value per share.

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

Except for the products of our Specialty Commercial operating unit, the distribution of property/casualty insurance products by our operating units is geographically concentrated. For the twelve months ended December 31, 2015, five states accounted for 63% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2015.

State	Standard Commercial Segment	Specialty Commercial Segment	Personal Segment	Total	Percent of Total
	(dollars in thousands)

Texas	$29,741	$188,955	$21,733	$240,429	46.7%
Louisiana	-	24,576	-	24,576	4.8%
Arizona	-	1,443	20,697	22,140	4.3%
Oklahoma	-	8,724	9,145	17,869	3.5%
New Mexico	8,821	997	7,584	17,402	3.4%
All other states	43,330	126,355	22,122	191,807	37.3%

Total gross premiums written	$81,892	$351,050	$81,281	$514,223
Percent of total	15.9%	68.3%	15.8%	100.0%

Underwriting

The underwriting process employed by our operating units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our operating units offering commercial, healthcare professional or aviation insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that operating unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial, healthcare professional and aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective operating units.

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

The following table shows, for the periods indicated, (i) our gross premiums written (in thousands); and (ii) our underwriting results as measured by the net statutory loss and LAE ratio, the net statutory expense ratio, and the net statutory combined ratio of our insurance company subsidiaries.

	Year Ended December 31,
	2015	2014	2013
Gross premiums written	$514,223	$473,218	$460,027

Net statutory loss & LAE ratio	65.4%	64.8%	72.2%
Net statutory expense ratio	30.6%	33.1%	34.7%
Net statutory combined ratio	96.0%	97.9%	106.9%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2015, 2014 and 2013, our consolidated premium-to-surplus ratios were 144%, 154% and 184%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2015, our operating units had a total of 100 claims managers, supervisors and adjusters with an average experience of approximately 15 years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2015, 2014 and 2013, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2015, 2014 and 2013.

	As of and for Year Ended December 31
	2015	2014	2013
	(dollars in thousands)

Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$323,192	$312,468	$263,832
Provision for losses and LAE for claims occurring in the current period	237,102	215,258	251,391
(Decrease) increase in reserve for unpaid losses and LAE for claims occurring in prior periods	(6,953)	(5,203)	9,954
Payments for losses and LAE, net of reinsurance:
Current period	(83,132)	(76,231)	(101,897)
Prior periods	(122,122)	(123,100)	(110,812)
Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	348,087	323,192	312,468
Reinsurance recoverable on unpaid losses and LAE at December 31	102,791	91,943	70,172
Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$450,878	$415,135	$382,640

The $7.0 million favorable development, $5.2 million favorable development and $10.0 million unfavorable development in prior accident years recognized in 2015, 2014 and 2013, respectively, represent normal changes in our loss reserve estimates. In 2015 and 2014, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. In 2013, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $7.0 million decrease in reserves for unpaid losses and LAE recognized in 2015 was attributable to $7.4 million favorable development on claims incurred in the 2014 accident year, $1.5 million unfavorable development on claims incurred in the 2013 accident year and $1.1 million favorable development on claims incurred in the 2012 and prior accident years. Our Standard Commercial P&C operating unit, Workers Compensation operating unit, Specialty Commercial operating unit and our MGA Commercial Products operating unit accounted for $5.4 million, $2.0 million, $2.0 million and $0.2 million, respectively, of the decrease in reserves recognized during 2015. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our general liability lines of business. The decrease in reserves for our Workers Compensation operating unit was attributable to the 2014, 2013 and 2012 and prior accident years. The decrease in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million favorable development in our general aviation line of business, $0.8 million favorable development in our medical professional liability products and $0.3 million favorable development in our commercial excess liability line of business. The decrease in reserves in our MGA Commercial Products operating unit primarily related to our commercial auto liability and general liability lines of business. These favorable developments were partially offset by unfavorable development of $2.6 million in our Specialty Personal Lines operating unit primarily attributable to the 2014 accident year.

The $5.2 million decrease in reserves for unpaid losses and LAE recognized in 2014 was attributable to $7.2 million favorable development on claims incurred in the 2013 accident year, $4.4 million unfavorable development on claims incurred in the 2012 accident year and $2.4 million favorable development on claims incurred in the 2011 and prior accident years. Our Standard Commercial P&C operating unit, Specialty Personal Lines operating unit, Workers Compensation operating unit and Specialty Commercial operating unit accounted for $4.1 million, $2.9 million, $1.9 million and $1.0 million, respectively, of the decrease in reserves recognized during 2014. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our commercial auto and general liability lines of business. The decrease in reserves for our Specialty Personal Lines operating unit was primarily attributable to the 2013 accident year. The decrease in reserves for our Workers Compensation operating unit was attributable to the 2013, 2012 and 2011 and prior accident years. The decrease in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million favorable development in our commercial excess liability line of business and $0.4 million favorable development in our medical professional liability products, partially offset by a $0.3 million unfavorable development in our general aviation line of business. These favorable developments were partially offset by unfavorable development of $4.7 million in our MGA Commercial Products operating unit primarily related to our commercial auto liability and general liability lines of business.

The $10.0 million increase in reserves for unpaid losses and LAE recognized in 2013 was attributable to $5.0 million unfavorable development on claims incurred in the 2012 accident year, $1.7 million unfavorable development on claims incurred in the 2011 accident year and $3.3 million unfavorable development on claims incurred in the 2010 and prior accident years. Our MGA Commercial Products operating unit and Specialty Personal Lines operating unit accounted for $16.0 million and $1.8 million of the increase in reserves recognized during 2013. The increase in reserves for our MGA Commercial Products operating unit was primarily related to commercial auto liability line of business. The increase in reserves for our Specialty Personal Lines operating unit was primarily related to personal auto in the 2012 accident year. These unfavorable developments were partially offset by favorable prior years’ loss development of $3.7 million in our Standard Commercial P&C operating unit, $2.6 million in our Specialty Commercial operating unit and $1.5 million in our Workers Compensation operating unit. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to commercial auto and general liability lines of business. The decrease in reserves for our Specialty Commercial operating unit was driven by $2.3 million of favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by $0.1 million unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. Further contributing to the decrease in reserves for our Specialty Commercial operating unit was $0.4 million of favorable claims development in our excess & umbrella lines of business. The decrease in reserves for our Workers Compensation operating unit was related to the 2012 and 2011 accident years.

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2005 through 2015. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/ (Deficiency) (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

As of and for Year Ended December 31

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$25,997	$72,801	$120,849	$150,025	$176,250	$213,723	$254,901	$263,832	$312,468	$323,192	$348,087

B. Net reserve re-estimated as of:
One year later	24,820	66,387	119,034	151,645	185,440	230,089	251,226	273,786	307,265	316,239
Two years later	24,903	68,490	118,646	155,155	183,689	226,856	256,198	275,778	307,793
Three years later	23,144	68,809	120,444	154,738	181,268	230,145	253,814	274,704
Four years later	23,455	69,847	119,771	155,520	185,848	227,555	251,968
Five years later	24,425	71,879	123,949	158,842	184,995	227,357
Six years later	25,403	78,396	128,006	159,151	185,666
Seven years later	30,704	79,939	128,907	159,747
Eight years later	32,395	80,439	129,724
Nine years later	32,825	81,737
Ten years later	33,403

C. Net cumulative (deficiency) redundancy	(7,406)	(8,936)	(8,875)	(9,722)	(9,416)	(13,634)	2,933	(10,872)	4,675	6,953

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	16,721	30,061	50,458	64,810	73,647	105,848	109,538	110,812	123,100	122,122
Two years later	22,990	46,860	78,314	95,385	121,222	156,176	163,803	174,684	194,925
Three years later	24,562	58,322	93,286	120,133	146,956	188,044	200,637	209,619
Four years later	27,231	65,084	105,251	131,912	162,704	207,484	216,349
Five years later	28,833	71,082	112,029	140,618	172,330	220,627
Six years later	30,367	75,225	118,171	146,581	179,880
Seven years later	31,058	75,141	122,410	152,232
Eight years later	33,171	83,865	126,144
Nine years later	34,552	85,724
Ten years later	35,423

Net reserve-December 31	25,997	72,801	120,849	150,025	176,250	213,723	254,901	263,832	312,468	323,192	348,087
Reinsurance recoverables	324	4,763	4,489	6,338	8,412	37,954	42,044	49,584	70,172	91,943	102,791
Gross reserve-December 31	26,321	77,564	125,338	156,363	184,662	251,677	296,945	313,416	382,640	415,135	450,878

Net re-estimated reserve	33,403	81,737	129,724	159,747	185,666	227,357	251,968	274,704	307,793	316,239
Re-estimated reinsurance recoverable	1,776	6,704	7,919	8,627	10,156	35,968	40,755	50,631	65,443	93,541
Gross re-estimated reserve	35,179	88,441	137,643	168,374	195,822	263,325	292,723	325,335	373,236	409,780

Gross cumulative redundancy (deficiency)	$(8,858)	$(10,877)	$(12,305)	$(12,011)	$(11,160)	$(11,648)	$4,222	$(11,919)	$9,404	$5,355

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2015 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31
	2015	2014	2013
Gross premiums written	$514,223	$473,218	$460,027
Ceded premiums written	(157,279)	(148,866)	(99,262)
Net premiums written	$356,944	$324,352	$360,765
Gross premiums earned	$494,643	$461,694	$437,226
Ceded premiums earned	(145,562)	(140,477)	(76,685)
Net premiums earned	$349,081	$321,217	$360,541
Reinsurance recoveries	$89,892	$99,911	$45,456

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income and equity securities. As of December 31, 2015, we had total invested assets of $578.8 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2015 would decrease by approximately $16.6 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2015 and 2014.

	As of December 31, 2015			As of December 31, 2014
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$121,709	22.9%	3.0%	$29,442	6.5%	3.5%
Collateralized corporate bank loans	81,596	15.4%	4.6%	113,649	25.2%	4.0%
Municipal bonds	192,368	36.2%	2.7%	162,329	36.0%	4.5%
US Treasury securities and obligations of U.S. Government	76,269	14.3%	0.8%	93,305	20.7%	0.7%
Mortgage backed	59,383	11.2%	2.0%	52,060	11.6%	2.3%

Total	$531,325	100.0%	2.7%	$450,785	100.0%	3.3%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was AA at December 31, 2015. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2015 and 2014:

	As of	As of
	December 31, 2015	December 31, 2014
Rating:
"AAA"	10.1%	8.1%
"AA"	34.8%	43.7%
"A"	10.2%	8.1%
"BBB"	27.9%	15.3%
"BB"	9.8%	17.7%
"B"	0.8%	3.2%
"CCC"	2.0%	0.0%
"NR"	4.4%	3.9%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$76,560	14.4%	$50,329	11.2%
One to five years	234,213	44.1%	185,525	41.2%
Five to ten years	101,387	19.1%	109,925	24.4%
More than ten years	59,782	11.2%	52,946	11.7%
Mortgage-backed	59,383	11.2%	52,060	11.5%
Total	$531,325	100.0%	$450,785	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2015, 8% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2015.

Net Unrealized Gain Balance
(in thousands)
Category
Corporate bonds	$(1,185)
Collateralized corporate bank loans	(1,838)
Municipal bonds	(4,078)
Mortgage-backed	(149)
U.S. Treasury securities and obligations of U.S. Government	(54)
Equity securities	22,553
Total	$15,249

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,059 property/casualty insurance companies and 2,089 property/casualty insurance groups operating in North America as of July 13, 2015. Our Standard Commercial P&C operating unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. The primary competition for the occupational accident insurance product offered by our Standard Commercial P&C unit includes such carriers as Great American Insurance Group, One Beacon Insurance Company, North American Insurance Company and Service Lloyds. The primary competition for our MGA Commercial Products operating unit includes such carriers as Atlantic Casualty Insurance Company, Colony Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Nationwide Specialty Insurance Company, Northland Insurance Company, and Progressive County Mutual. Our Specialty Commercial operating unit considers its primary competition for our excess & umbrella and general liability insurance products to include such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, XL Specialty Insurance, Navigators, and W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. The primary competitors for our general aviation insurance products produced by our Specialty Commercial operating unit are Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. The primary competition for the medical professional liability insurance products produced by our Specialty Commercial operating unit are Admiral Insurance Company, Catlin Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, Lexington Insurance Company, ProAssurance Corporation, RSUI Group and TDC Companies. The primary competition for our primary/excess commercial property insurance products includes such carriers as ACE Westchester, Aspen Insurance, Axis Insurance Company, Endurance Specialty Holdings, Ltd., Liberty Insurance Underwriters and Markel Insurance Company. Although our Specialty Personal Lines operating unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31 or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC and HNIC, both domiciled in Arizona, may pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Arizona Department of Insurance, HIC and HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net investment income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2015, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2015, we employed 411 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2015 unpaid losses and LAE would have produced a $4.5 million change to pretax earnings. Our gross loss and LAE reserves totaled $450.9 million at December 31, 2015. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $348.1 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 34% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 24% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned HCM a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-”. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,059 property/casualty insurance companies and 2,089 property/casualty insurance groups operating in North America as of July 13, 2015. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

Our results may be unfavorably impacted if we are unable to obtain adequate reinsurance.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk, especially catastrophe risks that we and our insurance company subsidiaries underwrite. Our catastrophe and non-catastrophe reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. The amount, availability and cost of reinsurance are subject to prevailing market conditions beyond our control, and may affect our ability to write additional premiums as well as our profitability. If we are unable to obtain adequate reinsurance protection for the risks we have underwritten, we will either be exposed to greater losses from these risks or be required to reduce the level of business that we underwrite, which will reduce our revenue.

If the companies that provide our reinsurance do not pay our claims in a timely manner, we could incur severe losses.

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2015, we had a total of $179.4 million due us from reinsurers, including $114.3 million of recoverables from losses and $65.1 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2015 was $34.1 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2016 by our insurance company subsidiaries is $18.5 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2015, 92% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 34% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2015 was $531.3 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $16.6 million as of December 31, 2015. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 83% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2015, Hallmark had $0.2 million in its investment portfolio exposed to sub-prime mortgages and $59.4 million total exposure in mortgage-backed securities.

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

The following states accounted for 63% of our gross written premiums for 2015: Texas (47%), Louisiana (5%), Arizona (4%), Oklahoma (4%) and New Mexico (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters, Standard Commercial P&C operating unit and Workers Compensation operating unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $49,823 per month pursuant to a lease which expires June 30, 2022.

Our MGA Commercial Products operating unit is presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $33,348 per month pursuant to a lease that expires November 30, 2020.

Our Specialty Commercial operating unit is located at 15280 Addison Road, Suite 250, Addison, Texas. The suite is located in a low-rise office building and contains an aggregate of 8,219 square feet of space. The rent is currently $9,931 per month pursuant to a lease that expires July 31, 2018. Our Specialty Commercial operating unit also maintains branch offices in the following locations:

Location	Monthly Rent	Lease Expiration

Atlanta, Georgia	$6,314	June 29, 2017

Glendale, California	$2,495	July 31, 2020

Chicago, Illinois	$8,683	April 30, 2017

Our Specialty Personal Lines operating unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $27,931 per month pursuant to a lease that expires December 31, 2020.

Item 3. Legal Proceedings.

During the third quarter of 2015 we paid $1.2 million in fulfillment of the contingent purchase price with the sellers of TBIC Holding. The sellers have disputed the calculation of the amount paid and assert that an additional $1.8 million is due. We disagree with this assertion and believe that our calculation of the contingent purchase price was substantially correct. Pursuant to the terms of the acquisition agreement, an independent actuary has been engaged to resolve this matter.

In November 2015, HSU was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2010 through December 31, 2013 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas (generally referred to as “producing agents”) deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. In addition, effective January 1, 2012 the Texas Legislators enacted House Bill 3410 (HB3410) which allows an MGU to contractually pass the collection, payment and administration of surplus lines taxes down to another Texas licensed surplus line agent.

The Comptroller asserts that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owes $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2015 related to this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2014.

Period	High Sale	Low Sale
Year Ended December 31, 2015:
First quarter	$12.67	$9.50
Second quarter	12.15	10.46
Third quarter	11.87	9.33
Fourth quarter	13.29	11.19

Year Ended December 31, 2014:
First quarter	$9.25	$8.15
Second quarter	11.06	8.05
Third quarter	11.05	8.66
Fourth quarter	12.43	9.96

Holders

As of March 2, 2016, there were 2,285 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)](1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	869,113	$9.51	1,844,973
Equity compensation plans not approved by security holders	-	-	-
Total	869,113	$9.51	1,844,973

(1) Securities remaining available for future issuance are net of a maximum of 155,027 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria.  See Note 13 to the audited consolidated financial statements included in this report.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(a)	(b)	(c)	(d)

October 1st - October 31st	-	$-	1,975,677	2,024,323
November 1st – November 30th	-	$-	1,975,677	2,024,323
December 1st – December 31st	51,975	$11.97	2,027,652	1,972,348

Performance Graph

The following graph compares the five year cumulative total return provided shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Insurance Index, and the S&P Property & Casualty Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2010 and its relative performance is tracked through December 31, 2015.

Item 6. Selected Financial Data

	Year Ended December 31
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Gross premiums written	$514,223	$473,218	$460,027	$389,842	$354,881
Ceded premiums written	(157,279)	(148,866)	(99,262)	(57,353)	(51,005)
Net premiums written	356,944	324,352	360,765	332,489	303,876
Change in unearned premiums	(7,863)	(3,135)	(224)	(13,053)	(10,835)
Net premiums earned	349,081	321,217	360,541	319,436	293,041

Investment income, net of expenses	13,969	12,383	12,884	15,293	15,880
Net realized gains	2,503	134	10,540	1,943	3,633
Finance charges	5,952	5,279	5,830	5,957	6,826
Commission and fees	213	(1,694)	(487)	(1,145)	3,175
Other income	684	47	120	316	216
Total revenues	372,402	337,366	389,428	341,800	322,771

Loss and loss adjustment expenses	230,149	210,055	261,345	226,414	239,235
Operating expenses	103,993	101,427	109,289	103,792	95,106
Interest expense	3,906	4,576	4,599	4,634	4,631
Amortization of intangible assets	2,468	2,526	3,115	3,586	3,586
Total expenses	340,516	318,584	378,348	338,426	342,558

Income (loss) before tax	31,886	18,782	11,080	3,374	(19,787)
Income tax expense (benefit)	10,023	5,353	2,835	(474)	(8,954)
Net income (loss)	21,863	13,429	8,245	3,848	(10,833)
Less: Net income attributable to non-controlling interest	-	-	-	324	58

Net income (loss) attributable to Hallmark Financial Services, Inc.	21,863	13,429	8,245	3,524	(10,891)

Net income (loss) per share attributable to Hallmark Financial Services, Inc. common stockholders:

Basic	$1.14	$0.70	$0.43	$0.18	$(0.55)
Diluted	$1.13	$0.69	$0.43	$0.18	$(0.55)

	As of December 31
Balance Sheet Items:	2015	2014	2013	2012	2011
Total investments	$578,829	$507,229	$461,325	$445,360	$424,628
Total assets	$1,076,600	$980,869	$909,023	$790,468	$746,059
Reserves for unpaid loss and loss adjustment expenses	$450,878	$415,135	$382,640	$313,416	$296,945
Unearned premiums	$216,407	$196,826	$185,303	$162,502	$146,104
Total liabilities	$814,574	$728,832	$670,905	$569,931	$529,203
Total stockholders' equity	$262,026	$252,037	$238,118	$220,537	$215,572

Book value per share	$13.72	$13.11	$12.36	$11.45	$11.19

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

Overview

Hallmark is an insurance holding company which, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. We pursue our business activities primarily through subsidiaries whose operations are organized into operating units and are supported by our insurance carrier subsidiaries.

Our insurance activities are organized by operating units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies. Our Standard Commercial P&C operating unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation operating unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs which are managed at the parent level. Our MGA Commercial Products operating unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Specialty Commercial operating unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowners and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit is comprised of our AHGA and HCS subsidiaries.

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 34% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 24% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

Critical Accounting Estimates and Judgments

The significant accounting policies requiring our estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observation of industry trends and information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For additional discussion of our accounting policies, see Note 1 to the audited consolidated financial statements included in this report.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2015 and 2014, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2015 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; MGA Commercial Products operating unit - $19.8 million; Specialty Commercial operating unit- $17.4 million (comprised of $7.7 million for the primary/excess & umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2015 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2015. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our operating units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2015. However, a 8% decline in the fair value of our Standard Commercial P&C operating unit, a 9% decline in the fair value of our MGA Commercial Products operating unit, a 15% decline in the fair value of our Specialty Personal Lines operating unit, a 57% decline in the fair value of our excess & umbrella component or a 20% decline in the fair value of our general aviation and satellite component would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2015. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our operating units in connection with our goodwill impairment testing. We believe the current financial market conditions, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2015. Through December 31, 2015, there were no indicators of impairment.

While we believe the estimates and assumptions used in determining the fair value of our operating units were reasonable, actual results could vary materially. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step of impairment testing prescribed by ASC 350 in future periods and impairment of goodwill could result. We cannot predict future events that might impact the fair value of our operating units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2015 reserves for unpaid losses and LAE would have produced a $4.5 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2015 was $465.4 million to $376.1 million. Our best estimate of unpaid losses and LAE as of December 31, 2015 is $450.9 million. Our carried reserve for unpaid losses and LAE as of December 31, 2015 is comprised of $227.1 million in case reserves and $223.8 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $30.1 million higher than the midpoint, or 96.9% of the high end, of the actuarial range at December 31, 2015 as compared to $18.0 million above the midpoint, or 94.8% of the high end, of the actuarial range at December 31, 2014. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

The following table details the profit sharing commission revenue sensitivity of the Standard Commercial P&C operating unit to the actual ultimate loss ratio for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2015	63.5%	64.5%	61.6%	66.1%
Effect of actual 5.0% above estimated loss ratio at December 31, 2015	$-	$-	$(3,092)	$(3,790)
Effect of actual 5.0% below estimated loss ratio at December 31, 2015	$1,850	$3,055	$2,823	$3,790

The following table details the profit sharing commission revenue sensitivity of the MGA Commercial Products operating unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2015	58.8%	64.0%	59.7%
Effect of actual 5.0% above estimated loss ratio at December 31, 2015	$(3,096)	$(470)	$(1,618)
Effect of actual 5.0% below estimated loss ratio at December 31, 2015	$2,960	$2,351	$1,618

Results of Operations

Comparison of Years ended December 31, 2015 and December 31, 2014

Management overview. During fiscal 2015, our total revenues were $372.4 million, representing a 10% increase over the $337.4 million in total revenues for fiscal 2014. This increase in revenue was primarily attributable to higher net premiums earned, higher net investment income, higher realized gains recognized on our investment portfolio and lower adverse profit share commission adjustments in our Standard Commercial Segment. The increased net earned premiums were primarily attributable to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014 in our Personal Segment and to increased premium production in our Personal Segment and our MGA Commercial Products operating unit.

The increase in revenue for the year ended December 31, 2015 was partially offset by increased loss and LAE of $20.1 million as compared to the same period of 2014. The increase in loss and LAE was primarily the result of an increase in retained losses in our Personal Segment under the renewed quota share reinsurance agreement. During the twelve months ended December 31, 2015, we recorded favorable prior year net loss reserve development of $7.0 million as compared to $5.2 million of favorable prior year net loss reserve development for the same period of 2014. Also partially offsetting the increased revenue was increased other operating expenses due mostly to higher production related expenses in our Personal Segment due to the impact of the change in terms of the quota share reinsurance agreement and increased salary and related expenses in our Specialty Commercial and Corporate Segments.

We reported net income of $21.9 million for the year ended December 31, 2015, as compared to net income of $13.4 million for the year ended December 31, 2014. On a diluted per share basis, net income was $1.13 per share for fiscal 2015 as compared to net income of $0.69 per share for fiscal 2014.

Segment information

The following is additional business segment information for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31
	Standard Commercial Segment		Specialty Commercial Segment		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Gross premiums written	$81,892	$84,679	$351,050	$324,547	$81,281	$63,992	$-	$-	$514,223	$473,218
Ceded premiums written	(10,795)	(7,767)	(109,275)	(93,909)	(37,209)	(47,190)	-	-	(157,279)	(148,866)
Net premiums written	71,097	76,912	241,775	230,638	44,072	16,802	-	-	356,944	324,352
Change in unearned premiums	1,516	1,399	(4,135)	(1,815)	(5,244)	(2,719)	-	-	(7,863)	(3,135)
Net premiums earned	72,613	78,311	237,640	228,823	38,828	14,083	-	-	349,081	321,217

Total revenues	76,864	81,464	249,910	241,920	45,538	20,404	90	(6,422)	372,402	337,366

Losses and loss adjustment expenses	47,071	51,130	148,664	149,961	34,414	8,964	-	-	230,149	210,055

Pre-tax income (loss)	6,687	4,595	40,277	34,237	(885)	1,226	(14,193)	(21,276)	31,886	18,782

Net loss ratio (1)	64.8%	65.3%	62.6%	65.5%	88.6%	63.7%			65.9%	65.4%
Net expense ratio (1)	32.6%	33.3%	25.6%	25.6%	19.0%	43.3%			28.0%	30.5%
Net combined ratio (1)	97.4%	98.6%	88.2%	91.1%	107.6%	107.0%			93.9%	95.9%

Favorable (Unfavorable) Prior Year Development	7,416	6,033	2,147	(3,721)	(2,610)	2,891			6,953	5,203

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $81.9 million for the year ended December 31, 2015, which was $2.8 million, or 3%, less than the $84.7 million reported for the same period in 2014. The decrease in gross premium was primarily due to lower premium production in our Workers Compensation operating unit due to a renewal rights agreement which ceded 100% of the unearned premium effective July 1, 2015. Net premiums written were $71.1 million for the year ended December 31, 2015 as compared to $76.9 million reported for the same period in 2014. The lower net premiums were primarily due to the workers compensation renewal rights agreement.

Total revenue for the Standard Commercial Segment of $76.9 million for the year ended December 31, 2015 was $4.6 million less than the $81.5 million reported during the year ended December 31, 2014. This 6% decrease in total revenue was mostly due to a $5.7 million decrease in net premiums earned as a result of the workers compensation renewal rights agreement and lower net premiums earned in our Standard Commercial P&C operating unit, as well as lower net investment income of $1.0 million, partially offset by a decreased adverse profit share commission revenue adjustment of $1.5 million and a $0.6 million gain on the sale of our workers compensation renewal rights.

Our Standard Commercial Segment reported pre-tax income of $6.7 million for the year ended December 31, 2015 which was $2.1 million higher than the $4.6 million reported for the same period of 2014. Lower loss and LAE of $4.1 million was the primary driver for the higher pre-tax income, as well as lower operating expenses of $2.6 million, partially offset by the decreased revenue discussed above.

The net loss ratio for the year ended December 31, 2015 was 64.8% as compared to the 65.3% reported for the year ended December 31, 2014. The gross loss ratio before reinsurance was 63.4% for the year ended December 31, 2015 as compared to 71.7% for the prior year. The improvement in the gross and net loss ratios was driven primarily by lower net catastrophe losses. The gross and net loss ratios for the year ended December 31, 2015 included $7.8 million of net catastrophe related losses compared to $13.4 million of net catastrophe related losses for the same period the prior year. During the year ended December 31, 2015 the Standard Commercial Segment reported $7.4 million of favorable loss development as compared to $6.0 million reported for the same period of 2014.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $351.0 million for the year ended December 31, 2015, which was $26.5 million, or 8%, more than the $324.5 million reported for the same period in 2014. Net premiums written were $241.8 million for the year ended December 31, 2015 as compared to $230.6 million reported for the same period in 2014. The increase in gross and net premiums written was due to increased premium production in both our MGA Commercial Products and our Specialty Commercial operating units.

The $249.9 million of total revenue for the year ended December 31, 2015 was $8.0 million higher than the $241.9 million reported for 2014. This 3% increase in revenue was due to higher net premiums earned of $8.8 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher commission and fees of $0.3 million and higher other income of $0.1 million, partially offset by lower net investment income of $1.1 million and lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $40.3 million for the year ended December 31, 2015 was $6.1 million higher than the $34.2 million reported for the same period in 2014. The increase in pre-tax income was primarily due to the increased revenue discussed above, lower loss and LAE expenses of $1.3 million and lower amortization of intangible assets of $0.1 million, partially offset by higher operating expenses of $3.3 million.

Our MGA Commercial Products operating unit reported a $0.4 million decrease in loss and LAE due primarily to $0.2 million of favorable prior year loss reserve development recognized during the year ended December 31, 2015 as compared to $4.7 million of adverse prior year loss reserve development recognized for the same period the prior year. Our Specialty Commercial operating unit reported a $0.9 million decrease in loss and LAE which consisted of (a) a $2.3 million decrease in loss and LAE in our general aviation and satellite launch insurance products due primarily to $0.9 million of favorable prior year loss reserve development recognized during the year ended December 31, 2015 as compared to $0.3 million of adverse prior year loss reserve development recognized for the same period the prior year, (b) a $0.5 million increase in loss and LAE due primarily to $0.6 million lower favorable prior year net loss reserve development recognized during the year ended December 31, 2015 as compared to the same period during 2014 in our commercial umbrella and primary/excess liability line of business, and (c) a $0.9 million increase in loss and LAE attributable to our medical professional liability insurance products. The increase of $3.3 million in operating expense was primarily the combined result of the year to date expenses to start up our primary/excess property coverage business of $1.9 million, increased salary and related expenses of $1.2 million, higher professional service fees of $0.3 million, increased travel related expenses of $0.1 million and higher other operating expenses of $0.2 million, partially offset by lower production related expense of $0.4 million primarily in our commercial umbrella and primary/excess liability line of business.

The Specialty Commercial Segment reported a net loss ratio of 62.6% for the year ended December 31, 2015 as compared to 65.5% for the same period during 2014. The gross loss ratio before reinsurance was 61.6% for the year ended December 31, 2015 as compared to 65.7% for the same period in 2014. The lower gross and net loss ratio included $2.1 million of favorable prior year loss reserve development for the year ended December 31, 2015 as compared to $3.7 million of unfavorable prior year loss reserve development for the same period during 2014.

Personal Segment.

Gross premiums written for the Personal Segment were $81.3 million for the year ended December 31, 2015, which was $17.3 million more than the $64.0 million reported for the same period in 2014. Net premiums written for our Personal Segment were $44.1 million for the year ended December 31, 2015, which was an increase of $27.3 million, or 162%, from the $16.8 million reported for the same period of 2014. The increase in the gross premiums written was due mostly to increased production in our ongoing core states. The increase in net premium written was due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014.

Total revenue for the Personal Segment increased 123% to $45.5 million for the year ended December 31, 2015 from $20.4 million the prior year. Increased net premiums earned of $24.7 million and higher finance charges of $0.8 million were the primary reasons for the increase in revenue for the period, partially offset by decreased net investment income of $0.4 million.

Our Personal Segment reported a pre-tax loss of $0.9 million for the year ended December 31, 2015 as compared to pre-tax income of $1.2 million for the same period of 2014. The pre-tax loss was the result of increased losses and LAE of $25.5 million and increased operating expenses of $1.7 million, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 88.6% for the year ended December 31, 2015 as compared to 63.7% for 2014. The gross loss ratio before reinsurance was 80.8% for the year ended December 31, 2015 as compared to 70.1% for the same period in 2014. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $2.6 million for the year ended December 31, 2015 as compared to favorable prior year net loss reserve development of $2.9 million for the same period of 2014. The Personal Segment reported a net expense ratio of 19.0% for the year ended December 31, 2015 as compared to 43.3% for the same period of 2014. The decrease in the expense ratio was due predominately to the impact of the renewed quota share reinsurance agreement.

Corporate.

Total revenue for Corporate increased by $6.5 million for the year ended December 31, 2015 as compared to the same period the prior year. This increase in total revenue was due primarily to higher net investment income of $4.1 million as compared to the same period the prior year and higher net realized gains on our investment portfolio of $2.4 million recognized during the year ended December 31, 2015 as compared to the same period of 2014.

Corporate pre-tax loss was $14.2 million for the year ended December 31, 2015 as compared to a $21.3 million pre-tax loss for the same period the prior year. The improvement in pre-tax loss was primarily due to the increased revenue discussed above and lower interest expense of $0.7 million due to the lower floating interest rate effective June 15, 2015 on our Trust I subordinated debt securities. (See, “Liquidity and Capital Resources- Subordinated Debt Securities.”) This improvement in pre-tax loss was partially offset by higher operating expenses of $0.1 million primarily as a result of higher salary and related costs of $0.5 million due primarily to increased incentive compensation accruals compared to the prior period, partially offset by lower professional service fees of $0.3 million and lower other operating expenses of $0.1 million.

Comparison of Years ended December 31, 2014 and December 31, 2013

Management overview. During fiscal 2014, our total revenues were $337.4 million, representing a 13% decrease over the $389.4 million in total revenues for fiscal 2013. The decrease in revenue was primarily attributable to lower net earned premiums in our Personal Segment due to a new quota share reinsurance contract entered into during the fourth quarter of 2013 on our non-standard automobile risk produced in certain states. Further contributing to the decrease in revenue were significant realized gains recognized in our investment portfolio for the year ended December 31, 2013, lower net investment income and adverse profit share commission revenue adjustments in our Standard Commercial Segment for the year ended December 31, 2014.

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

	Year Ended December 31
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

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $84.7 million for the year ended December 31, 2014, which was $2.4 million, or 3%, less than the $87.1 million reported for the same period in 2013. Net premiums written were $76.9 million for the year ended December 31, 2014 as compared to $79.5 million reported for the same period in 2013. The decrease in premium volume was primarily due to decreased premium production in our Standard Commercial P&C operating unit.

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

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $324.5 million for the year ended December 31, 2014, which was $28.4 million, or 10%, more than the $296.1 million reported for the same period in 2013. Net premiums written were $230.6 million for the year ended December 31, 2014 as compared to $235.7 million reported for the same period in 2013. The lower net premiums written was primarily due to a quota share reinsurance agreement entered into during the third quarter of 2013 in our Specialty Commercial operating unit on our general aviation line of business and a quota share agreement entered into during the second quarter of 2014 on business produced by a program underwriter in our MGA Commercial Products operating unit.

The $241.9 million of total revenue for the year ended December 31, 2014 was $12.2 million higher than the $229.7 million reported for 2013. This 5% increase in revenue was due to higher net premiums earned of $10.3 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.6 million and higher commission and fee revenue of $0.3 million.

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

Our MGA Commercial Products operating unit reported a $0.2 million decrease in loss and LAE for the year ended December 31, 2014 as compared to the same period of 2013. In addition, our Specialty Commercial operating unit reported a $2.3 million decrease in loss and LAE which consisted of (a) a $7.1 million decrease in loss and LAE primarily due to increased reinsurance recoveries on the general aviation quota share agreement entered into during the third quarter of 2013, (b) a $2.1 million increase in loss and LAE due to increased premium production in our commercial umbrella and excess liability line of business, (c) a $0.8 million increase in loss and LAE attributable to our medical professional liability insurance products and (d) a $1.9 million increase in loss and LAE in our satellite insurance products due primarily to the increased occurrence of insured satellite losses during the year. The increase in operating expense was the combined result of higher salary and related expenses of $1.5 million due primarily to increased incentive compensation accruals and higher other operating expenses of $0.4 million partially offset by lower production related expenses of $1.3 million due to increased ceding commissions on the quota share reinsurance agreements discussed above and lower professional services of $0.2 million.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2015, Hallmark had $8.0 million in unrestricted cash and cash equivalents. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $14.4 million as of December 31, 2015. As of that date, our insurance subsidiaries held $92.0 million of cash and cash equivalents as well as $531.3 million in debt securities with an average modified duration of 3.1 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2016, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $18.5 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During both the years ended December 31, 2015 and 2014 our insurance company subsidiaries paid $8.0 million in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.3 million, $1.1 million and $8.2 million during each of 2015, 2014 and 2013, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2015, our insurance company subsidiaries reported statutory capital and surplus of $247.2 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”). As of December 31, 2015, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2015 and 2014 was 144% and 154%, respectively.

Comparison of December 31, 2015 to December 31, 2014

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2015 were $693.3 million compared to $638.2 million at December 31, 2014. Cash flow from operations and the proceeds from Revolving Facility B during the fourth quarter of 2015 were the primary reasons for this increase.

Comparison of Years Ended December 31, 2015 and December 31, 2014

Net cash provided by our consolidated operating activities was $52.9 million for the year ended December 31, 2015 compared to $33.7 million for the year ended December 31, 2014. The increase in operating cash flow was primarily due to increased premiums collected net of reinsurance due primarily to an increase in retained business, as well as lower net paid losses, partially offset by higher operating expenses and income taxes paid.

Cash used in investing activities during the year ended December 31, 2015 was $96.3 million as compared to $42.2 million for the prior year. The increase in cash used in investing activities was primarily attributable to a $76.7 million increase in purchases of investment securities and a $3.1 million increase in purchases of property and equipment, partially offset by a $22.6 million increase in maturities, sales and redemptions of investment securities and a $3.1 million increase in cash flow from restricted cash accounts.

Cash provided by financing activities during the year ended December 31, 2015 was $26.8 million as a result of $29.9 million proceeds, net of debt issuance costs, from our Revolving Facility B during the fourth quarter of 2015 and $0.6 million related to proceeds from the exercise of employee stock options, partially offset by $2.5 million related to the repurchase of our common stock and $1.2 million related to the contingent purchase price payment to the sellers of TBIC Holding. Cash used in financing activities during the year ended December 31, 2014 was $2.1 million as a result of a $1.5 million repayment on our revolving credit facility and $1.8 million related to the repurchase of our common stock, partially offset by $1.2 million related to proceeds from the exercise of employee stock options.

Credit Facilities

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstates the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amends certain provisions of the credit facility and restates the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement (the “First Amendment”) and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost. The First Amendment amended the existing Second Restated Credit Agreement with Frost to incorporate the additional credit facility reflected by the Facility B Agreement.

The Facility B Agreement provides a new $30.0 million revolving credit facility (“Facility B”), in addition to the existing $15.0 million revolving credit facility with Frost. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under the Facility B until December 17, 2017, at which time all amounts outstanding under the Facility B are converted to a term loan. In connection with Facility B, we paid Frost a one-time commitment fee of $75,000 and will pay Frost an additional quarterly fee through December 17, 2017 of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2017, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2017 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest become due and payable on December 17, 2022. The obligations under Facility B are secured by the same collateral as the existing credit facility, being a security interest in the capital stock of AHIC and HIC.  Facility B is subject to the same covenants as the existing credit facility. As of December 31, 2015, we had $30.0 million outstanding under Facility B.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2015, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.76% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2015, the balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2015. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2016	2017-2018	2019-2020	After 2020
Revolving credit facility payable	$30,000	$-	$3,214	$8,571	$18,215
Interest on revolving credit facility payable	7,757	1,470	2,861	2,153	1,273
Subordinated debt securities	56,702	-	-	-	56,702
Interest on subordinated debt securities	69,455	3,786	6,852	6,132	52,685
Unpaid losses and LAE (1)	450,878	181,623	152,027	47,444	69,784
Operating leases (2)	9,466	2,065	3,462	2,924	1,015
Purchase obligations	4,589	2,457	1,071	790	271

(1)	The payout pattern for unpaid losses and LAE is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.
(2)	Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under noncancelable subleases.

Based on 2016 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2015 was $531.3 million. The effective duration of our portfolio as of December 31, 2015 was 3.1 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 3.0%, or $16.6 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 3.0%, or $16.6 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2015, our fixed-income investments were in the following: U.S. Treasury bonds – 14.3%; municipal bonds – 36.2%; collateralized corporate bank loans – 15.4%; corporate bonds – 22.9%; and asset-backed – 11.2%. As of December 31, 2015, 83% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2015 was with reinsurers having an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities that are subject to equity price risk made up 8.2% of our portfolio as of December 31, 2015. The carrying values of equity securities are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities as of December 31, 2015 was $47.5 million. The fair value of our equity securities would increase or decrease by $14.3 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 3.5%. The selected hypothetical change does not reflect what should be considered the best or worst case scenario.

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

During the three month period ended December 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2015 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “ Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hallmark Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 10, 2016

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

Schedule III – Supplemental Insurance Information

Schedule IV – Reinsurance

Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations

(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

4.1	Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.2	Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.3	Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6	Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.7	Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.8	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.7 above).

4.9	Form of Capital Security Certificate (included in Exhibit 4.8 above).

4.10	Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 2, 2015).

4.11	First Amendment to Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 21, 2015).

4.12	Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 17, 2015 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 21, 2015).

10.1	Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

10.2	Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.3	Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

10.4	Office Lease by and between Minol Center, L.P. and Aerospace Insurance Managers, Inc. dated August 9, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed August 17, 2010).

10.5	Office Lease by and between Civic Opera, L.P. and Hallmark Specialty Underwriters, Inc. dated December 27, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2011).

10.6	First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.7*	Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.8*	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

10.9*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K filed March 12, 2014).

10.12*	Hallmark Financial Services, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.13*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.14*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.15*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed June 2, 2015).

10.16	Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.17	Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.18	Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 25, 2011).

10.19*	Letter agreement dated August 13, 2014, between Hallmark Financial Services, Inc. and Naveen Anand (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 15, 2014).

10.20	First Amendment to Lease Agreement between BRI 1849 Legacy, LLC and Hallmark Financial Services, Inc. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 20, 2015).

10.21	Asset and Renewal Rights Acquisition Agreement dated April 8, 2015, by and among American Hallmark Insurance Company, Inc., TBIC Holdings, Inc. and Texas Builders Insurance Company of Texas, as Sellers, and Redpoint Comp Holdings LLC, as Purchaser (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed April 9, 2015).

10.22	Amendment No. 1 to Asset and Renewal Rights Acquisition Agreement by and among American Hallmark Insurance Company, Inc., TBIC Holdings, Inc. and Texas Builders Insurance Company of Texas, as Sellers, and Redpoint Comp Holdings LLC, as Purchaser, dated September 15, 2015 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed September 18, 2015).

10.23*+	Form of Confidentiality and Non-Solicitation Agreement dated May 29, 2015, between Hallmark Financial Services, Inc. and certain employees of the Company.

21+	List of subsidiaries of the registrant.

23(a)+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+		Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+		XBRL Instance Document.

101 SCH+		XBRL Taxonomy Extension Schema Document.

101 CAL+		XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+		XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+		XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+		XBRL Taxonomy Extension Definition Linkbase Document.

	*	Management contract or compensatory plan or arrangement.

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 10, 2016	By:	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President

Date:	March 10, 2016	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 10, 2016	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 10, 2016	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President (Principal Financial Officer and Principal
Accounting Officer)

Date:	March 10, 2016	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 10, 2016	/s/ James H. Graves
James H. Graves, Director

Date:	March 10, 2016	/s/ Jim W. Henderson
Jim W. Henderson, Director

Date:	March 10, 2016	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hallmark Financial Services, Inc. and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 10, 2016

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

($ in thousands)

	2015	2014
ASSETS

Investments:
Debt securities, available-for-sale, at fair value (cost; $538,629 in 2015 and $450,770 in 2014)	$531,325	$450,785
Equity securities, available-for-sale, at fair value (cost; $24,951 in 2015 and $25,360 in 2014)	47,504	56,444
Total investments	578,829	507,229

Cash and cash equivalents	114,446	130,985
Restricted cash	8,522	11,914
Ceded unearned premiums	65,094	53,376
Premiums receivable	83,376	71,003
Accounts receivable	2,005	3,141
Receivable for securities	10,424	932
Reinsurance recoverable	114,287	109,719
Deferred policy acquisition costs	20,366	20,746
Goodwill	44,695	44,695
Intangible assets, net	14,959	17,427
Deferred federal income taxes, net	3,360	-
Federal income tax recoverable	1,779	-
Prepaid expenses	3,213	1,823
Other assets	11,245	7,879
Total assets	$1,076,600	$980,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$-
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	450,878	415,135
Unearned premiums	216,407	196,826
Reinsurance balances payable	33,741	26,403
Pension liability	2,496	2,619
Payable for securities	1,097	1,321
Federal income tax payable	-	968
Deferred federal income taxes, net	-	3,092
Accounts payable and other accrued expenses	23,253	25,766
Total liabilities	814,574	728,832
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2015 and 2014	3,757	3,757
Additional paid-in capital	123,480	123,194
Retained earnings	141,501	119,638
Accumulated other comprehensive income	7,418	17,801
Treasury stock (1,775,512 shares in 2015 and 1,655,306 in 2014), at cost	(14,130)	(12,353)

Total stockholders’ equity	262,026	252,037

Total liabilities and stockholders’ equity	$1,076,600	$980,869

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

($ in thousands, except per share amounts)

	2015	2014	2013
Gross premiums written	$514,223	$473,218	$460,027
Ceded premiums written	(157,279)	(148,866)	(99,262)
Net premiums written	356,944	324,352	360,765
Change in unearned premiums	(7,863)	(3,135)	(224)
Net premiums earned	349,081	321,217	360,541

Investment income, net of expenses	13,969	12,383	12,884
Net realized gains	2,503	134	10,540
Finance charges	5,952	5,279	5,830
Commission and fees	213	(1,694)	(487)
Other income	684	47	120

Total revenues	372,402	337,366	389,428

Losses and loss adjustment expenses	230,149	210,055	261,345
Operating expenses	103,993	101,427	109,289
Interest expense	3,906	4,576	4,599
Amortization of intangible assets	2,468	2,526	3,115

Total expenses	340,516	318,584	378,348

Income before tax	31,886	18,782	11,080
Income tax expense	10,023	5,353	2,835
Net income	$21,863	$13,429	$8,245

Net income per share:
Basic	$1.14	$0.70	$0.43
Diluted	$1.13	$0.69	$0.43

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2015, 2014 and 2013

($ In thousands)

	2015	2014	2013
Net income	$21,863	$13,429	$8,245
Other comprehensive (loss) income:
Change in net actuarial gain (loss)	43	(1,723)	2,268
Tax effect on change in net actuarial gain (loss)	(15)	603	(794)
Unrealized holding (losses) gains arising during the period	(10,191)	3,543	22,094
Tax effect on unrealized holding (losses) gains arising during the period	3,567	(1,240)	(7,733)
Reclassification adjustment for gains included in net income	(5,826)	(408)	(10,540)
Tax effect on reclassification adjustment for gains included in net income	2,039	143	3,689
Other comprehensive (loss) income, net of tax	(10,383)	918	8,984
Comprehensive income	$11,480	$14,347	$17,229

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014 and 2013

($ In thousands)

	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Number of Shares	Total Stockholders' Equity
Balance at January 1, 2013	20,873	$3,757	$122,475	$97,964	$7,899	$(11,558)	1,609	$220,537
Equity incentive plan activity	-	-	352	-	-	-	-	352
Net income	-	-	-	8,245	-	-	-	8,245
Other comprehensive income, net of tax	-	-	-	-	8,984	-	-	8,984

Balance at December 31, 2013	20,873	$3,757	$122,827	$106,209	$16,883	$(11,558)	1,609	$238,118
Acquisition of treasury stock	-	-	-	-	-	(1,805)	181	(1,805)
Equity incentive plan activity	-	-	222	-	-	-	-	222
Stock options exercised	-	-	145	-	-	1,010	(135)	1,155
Net income	-	-	-	13,429	-	-	-	13,429
Other comprehensive income, net of tax	-	-	-	-	918	-	-	918

Balance at December 31, 2014	20,873	$3,757	$123,194	$119,638	$17,801	$(12,353)	1,655	$252,037
Acquisition of treasury stock	-	-	-	-	-	(2,532)	221	(2,532)
Equity incentive plan activity	-	-	383	-	-	-	-	383
Shares issued under employee benefit plans	-	-	(97)	-	-	755	(100)	658
Net income	-	-	-	21,863	-	-	-	21,863
Other comprehensive loss, net of tax	-	-	-	-	(10,383)	-	-	(10,383)

Balance at December 31, 2015	20,873	$3,757	$123,480	$141,501	$7,418	$(14,130)	1,776	$262,026

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

($ in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$21,863	$13,429	$8,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,516	3,224	4,300
Deferred federal income taxes	(1,030)	(393)	(257)
Net realized gains	(2,503)	(134)	(10,540)
Share-based payments expense	383	222	352
Change in ceded unearned premiums	(11,718)	(8,388)	(22,577)
Change in premiums receivable	(12,373)	154	(4,474)
Change in accounts receivable	1,136	(759)	728
Change in deferred policy acquisition costs	380	1,840	2,325
Change in unpaid losses and loss adjustment expenses	35,743	32,495	69,224
Change in unearned premiums	19,581	11,523	22,801
Change in reinsurance recoverable	(4,568)	(32,901)	(24,848)
Change in reinsurance balances payable	7,338	5,805	13,268
Change in current federal income tax (recoverable) payable	(2,747)	249	(799)
Change in all other liabilities	(1,420)	7,946	(6,551)
Change in all other assets	(645)	(628)	17,141
Net cash provided by operating activities	52,936	33,684	68,338
Cash flows from investing activities:
Purchases of property and equipment, net	(3,608)	(546)	(673)
Net transfers from (into) restricted cash	3,392	276	(3,483)
Purchases of investment securities	(265,482)	(188,749)	(222,399)
Maturities, sales and redemptions of investment securities	169,409	146,777	214,738
Net cash used in investing activities	(96,289)	(42,242)	(11,817)
Cash flows from financing activities:
Activity under revolving credit facility, net	30,000	(1,473)	-
Payment of debt issuance costs	(96)	-	-
Payment of contingent consideration	(1,216)	-	-
Proceeds from exercise of employee stock options	658	1,155	-
Purchase of treasury shares	(2,532)	(1,805)	-
Net cash provided by (used in) financing activities	26,814	(2,123)	-
(Decrease) increase in cash and cash equivalents	(16,539)	(10,681)	56,521
Cash and cash equivalents at beginning of year	130,985	141,666	85,145
Cash and cash equivalents at end of year	$114,446	$130,985	$141,666
Supplemental cash flow information:
Interest paid	$3,906	$4,576	$4,599
Income taxes paid	$13,800	$5,497	$3,891
Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(9,492)	$388	$(1,317)
Change in payable for securities related to investment purchases that settled after the balance sheet date	$(224)	$1,115	$206

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our Standard Commercial P&C operating unit handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”). Our Workers Compensation operating unit specializes in small and middle market workers compensation business and is comprised of TBIC Holding Corporation, Inc. (“TBIC Holding”), Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management (“TBICRM”). Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our MGA Commercial Products operating unit handles primarily commercial insurance products and services and is comprised of Hallmark Specialty Underwriters, Inc. (“HSU”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our Specialty Commercial operating unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance, (iii) medical professional liability insurance products and services, (iv) satellite launch insurance products, and (v) primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Specialty Commercial operating unit is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”), Aerospace Claims Management Group, Inc. (“ACMG”), Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”). Our Specialty Personal Lines operating unit handles personal insurance products and services and is comprised of American Hallmark General Agency, Inc. (“AHGA”) and Hallmark Claims Services, Inc. (“HCS”). Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and TBIC.

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. The Specialty Commercial Segment includes our MGA Commercial Products operating unit and our Specialty Commercial operating unit, as well as certain specialty risk programs (“Specialty Programs”) which are managed at the parent level. The Personal Segment consists solely of our Specialty Personal Lines operating unit.

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

Years ended December 31, 2015, 2014, and 2013

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

Subordinated debt securities: Our trust preferred securities are reported at carry value of $56.7 million and $56.7 million, and have a fair value of $45.3 million and $47.6 million, as of December 31, 2015 and 2014, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2015 and 2014, respectively, which are based on similar issues to discount future cash flows and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Years ended December 31, 2015, 2014, and 2013

Reinsurance

We are routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 7.)

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2015, 2014 and 2013, we deferred $32.3 million, $39.1 million and $55.0 million of policy acquisition costs and amortized $32.7 million, $40.9 million and $57.3 million of deferred policy acquisition costs, respectively. Therefore, the net (amortization) deferrals of policy acquisition costs were ($0.4) million, ($1.8) million and ($2.3) million for 2015, 2014 and 2013, respectively.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $17.9 million and $14.8 million, at December 31, 2015 and 2014, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2015, 2014 and 2013 was $1.0 million, $0.7 million and $1.2 million, respectively. Accumulated depreciation was $13.7 million and $13.2 million at December 31, 2015 and 2014, respectively.

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

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2015, 2014 and 2013. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $11.2 million, $11.5 million and $13.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period. Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

Finance Charges

We receive premium installment fees for each direct bill payment from policyholders. Installment fee income is classified as finance charges on the consolidated statement of operations and is recognized as the fee is invoiced.

Relationship with Third Party Insurers

Through December 31, 2005, our Standard Commercial P&C operating unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Through December 31, 2008, all business of our MGA Commercial Products operating unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting. Ceding commissions and other fees received under these arrangements were classified as unearned commission revenue until earned pro rata over the terms of the policies.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We received a provisional commission as policies were produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. Profit share commission is classified as commissions and fees on the consolidated statement of operations

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial P&C operating unit and Clarendon.

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2015	63.5%	64.5%	61.6%	66.1%

As of December 31, 2015, we had a payable of $1.7 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the MGA Commercial Products operating unit and Republic.

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2015	58.8%	64.0%	59.7%

As of December 31, 2015, we had a net payable of $0.3 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

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

Years ended December 31, 2015, 2014, and 2013

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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis" (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated if they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. We have adopted this standard as of the effective date, and the adoption did not impact our financial statements.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

2.	Investments:

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015

U.S. Treasury securities and obligations of U.S. Government	$76,323	$7	$(61)	$76,269
Corporate bonds	122,894	637	(1,822)	121,709
Collateralized corporate bank loans	83,434	44	(1,882)	81,596
Municipal bonds	196,446	1,888	(5,966)	192,368
Mortgage-backed	59,532	155	(304)	59,383

Total debt securities	538,629	2,731	(10,035)	531,325

Total equity securities	24,951	23,391	(838)	47,504

Total debt and equity securities	$563,580	$26,122	$(10,873)	$578,829

As of December 31, 2014

U.S. Treasury securities and obligations of U.S. Government	$93,280	$29	$(4)	$93,305
Corporate bonds	28,643	884	(85)	29,442
Collateralized corporate bank loans	115,358	206	(1,915)	113,649
Municipal bonds	161,546	2,384	(1,601)	162,329
Mortgage-backed	51,943	487	(370)	52,060

Total debt securities	450,770	3,990	(3,975)	450,785

Total equity securities	25,360	31,086	(2)	56,444

Total debt and equity securities	$476,130	$35,076	$(3,977)	$507,229

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2015	2014	2013
U.S. Treasury securities and obligations of U.S. Government	$670	$395	$143
Corporate bonds	1,435	1,378	2,341
Collateralized corporate bank loans	4,727	4,400	4,653
Municipal bonds	5,901	5,232	5,245
Mortgage-backed	1,288	995	737
Equity securities	673	509	484
Cash and cash equivalents	148	230	157
	14,842	13,139	13,760
Investment expenses	(873)	(756)	(876)
Investment income, net of expenses	$13,969	$12,383	$12,884

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2015 or 2014.

Major categories of net realized gains on investments are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2015	2014	2013
U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-
Corporate bonds	-	263	853
Collateralized corporate bank loans	126	109	373
Municipal bonds	(83)	(140)	(156)
Mortgage-backed	240	32	-
Equity securities	5,543	144	9,470
Gain on investments	5,826	408	10,540
Other-than-temporary impairments	(3,323)	(274)	-
Net realized gains	$2,503	$134	$10,540

We realized gross gains on investments of $6.7 million, $0.6 million, and $10.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. We realized gross losses on investments of $0.9 million, $0.2 million and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. We recorded proceeds from the sale of investment securities of $51.7 million, $15.3 million and $33.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2015 and December 31, 2014 (in thousands):

	As of December 31, 2015
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$41,428	$(61)	$-	$-	$41,428	$(61)
Corporate bonds	96,475	(1,822)	-	-	96,475	(1,822)
Collateralized corporate bank loans	65,868	(1,758)	3,532	(124)	69,400	(1,882)
Municipal bonds	44,525	(488)	25,310	(5,478)	69,835	(5,966)
Mortgage-backed	36,251	(302)	48	(2)	36,299	(304)
Total debt securities	284,547	(4,431)	28,890	(5,604)	313,437	(10,035)

Total equity securities	6,584	(838)	-	-	6,584	(838)
Total debt and equity securities	$291,131	$(5,269)	$28,890	$(5,604)	$320,021	$(10,873)

	As of December 31, 2014
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$15,005	$(4)	$-	$-	$15,005	$(4)
Corporate bonds	7,552	(85)	-	-	7,552	(85)
Collateralized corporate bank loans	64,712	(824)	8,898	(1,091)	73,610	(1,915)
Municipal bonds	50,546	(945)	15,684	(656)	66,230	(1,601)
Mortgage-backed	20,469	(365)	2,966	(5)	23,435	(370)
Total debt securities	158,284	(2,223)	27,548	(1,752)	185,832	(3,975)

Total equity securities	129	(2)	-	-	129	(2)
Total debt and equity securities	$158,413	$(2,225)	$27,548	$(1,752)	$185,961	$(3,977)

At December 31, 2015, the gross unrealized losses more than twelve months old were attributable to 39 debt security positions. At December 31, 2014, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Years ended December 31, 2015, 2014, and 2013

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We recognized other-than-temporary losses on our debt securities portfolio of $3.3 million during 2015.

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

The amortized cost and estimated fair value of debt securities at December 31, 2015 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$76,739	$76,560
Due after one year through five years	236,507	234,213
Due after five years through ten years	106,046	101,387
Due after ten years	59,805	59,782
Mortgage-backed	59,532	59,383
	$538,629	$531,325

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $17.6 million at December 31, 2015 and a carrying value of $20.3 million at December 31, 2014.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 (in thousands).

	As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$76,269	$-	$76,269
Corporate bonds	-	121,709	-	121,709
Collateralized corporate bank loans	-	81,596	-	81,596
Municipal bonds	-	178,281	14,087	192,368
Mortgage-backed	-	59,383	-	59,383
Total debt securities	-	517,238	14,087	531,325

Total equity securities	47,504	-	-	47,504
Total debt and equity securities	$47,504	$517,238	$14,087	$578,829

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$93,305	$-	$93,305
Corporate bonds	-	29,442	-	29,442
Collateralized corporate bank loans	-	113,402	247	113,649
Municipal bonds	-	147,978	14,351	162,329
Mortgage-backed	-	52,060	-	52,060
Total debt securities	-	436,187	14,598	450,785

Total equity securities	56,444	-	-	56,444
Total debt and equity securities	$56,444	$436,187	$14,598	$507,229

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2015 and 2014 (in thousands).

	2015	2014
Beginning balance as of January 1	$14,598	$17,517
Sales	(370)	(3,490)
Settlements	-	-
Purchases	-	-
Issuances	-	-
Total realized/unrealized gains included in net income	-	-
Net (losses) gains included in other comprehensive income	(141)	571
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending balance as of December 31	$14,087	$14,598

4.	Acquisitions, Goodwill and Intangible Assets:

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2015 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; MGA Commercial Products operating unit - $19.8 million; Specialty Commercial operating unit- $17.4 million (comprised of $7.7 million for the primary/excess & umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2015 and determined that there was no impairment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2015. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2015, 2014, and 2013, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

	December 31
	2015	2014
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(19,799)	(17,561)
Tradename	(2,159)	(1,929)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(29,425)	(26,957)
Total net carrying amount	$14,959	$17,427

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2016	$2,468
2017	$2,468
2018	$2,468
2019	$2,468
2020	$2,468

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

5.	Other Assets:

The following table details our other assets as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Profit sharing commission receivable	$228	$274
Accrued investment income	3,876	2,974
Debt issuance costs	1,145	1,104
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	4,120	1,620
Other assets	174	205
	$11,245	$7,879

6.	Reserves for Unpaid Losses and Loss Adjustment Expenses:

Activity in the reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2015	2014	2013

Balance at January 1	$415,135	$382,640	$313,416
Less reinsurance recoverable	91,943	70,172	49,584
Net Balance at January 1	323,192	312,468	263,832

Incurred related to:
Current year	237,102	215,258	251,391
Prior years	(6,953)	(5,203)	9,954
Total incurred	230,149	210,055	261,345

Paid related to:
Current year	83,132	76,231	101,897
Prior years	122,122	123,100	110,812
Total paid	205,254	199,331	212,709

Net Balance at December 31	348,087	323,192	312,468
Plus reinsurance recoverable	102,791	91,943	70,172
Balance at December 31	$450,878	$415,135	$382,640

The $7.0 million favorable development, $5.2 million favorable development and $10.0 million unfavorable development in prior accident years recognized in 2015, 2014 and 2013, respectively, represent normal changes in our loss reserve estimates. In 2015 and 2014, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. In 2013, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The $7.0 million decrease in reserves for unpaid losses and LAE recognized in 2015 was attributable to $7.4 million favorable development on claims incurred in the 2014 accident year, $1.5 million unfavorable development on claims incurred in the 2013 accident year and $1.1 million favorable development on claims incurred in the 2012 and prior accident years. Our Standard Commercial P&C operating unit, Workers Compensation operating unit, Specialty Commercial operating unit and our MGA Commercial Products operating unit accounted for $5.4 million, $2.0 million, $2.0 million and $0.2 million, respectively, of the decrease in reserves recognized during 2015. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our general liability lines of business. The decrease in reserves for our Workers Compensation operating unit was attributable to the 2014, 2013 and 2012 and prior accident years. The decrease in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million favorable development in our general aviation line of business, $0.8 million favorable development in our medical professional liability products and $0.3 million favorable development in our commercial excess liability line of business. The decrease in reserves in our MGA Commercial Products operating unit primarily related to our commercial auto liability and general liability lines of business. These favorable developments were partially offset by unfavorable development of $2.6 million in our Specialty Personal Lines operating unit primarily attributable to the 2014 accident year.

The $5.2 million decrease in reserves for unpaid losses and LAE recognized in 2014 was attributable to $7.2 million favorable development on claims incurred in the 2013 accident year, $4.4 million unfavorable development on claims incurred in the 2012 accident year and $2.4 million favorable development on claims incurred in the 2011 and prior accident years. Our Standard Commercial P&C operating unit, Specialty Personal Lines operating unit, Workers Compensation operating unit and Specialty Commercial operating unit accounted for $4.1 million, $2.9 million, $1.9 million and $1.0 million, respectively, of the decrease in reserves recognized during 2014. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our commercial auto and general liability lines of business. The decrease in reserves for our Specialty Personal Lines operating unit was primarily attributable to the 2013 accident year. The decrease in reserves for our Workers Compensation operating unit was attributable to the 2013, 2012 and 2011 and prior accident years. The decrease in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million favorable development in our commercial excess liability line of business and $0.4 million favorable development in our medical professional liability products, partially offset by a $0.3 million unfavorable development in our general aviation line of business. These favorable developments were partially offset by unfavorable development of $4.7 million in our MGA Commercial Products operating unit primarily related to our commercial auto liability and general liability lines of business.

The $10.0 million increase in reserves for unpaid losses and LAE recognized in 2013 was attributable to $5.0 million unfavorable development on claims incurred in the 2012 accident year, $1.7 million unfavorable development on claims incurred in the 2011 accident year and $3.3 million unfavorable development on claims incurred in the 2010 and prior accident years. Our MGA Commercial Products operating unit and Specialty Personal Lines operating unit accounted for $16.0 million and $1.8 million of the increase in reserves recognized during 2013. The increase in reserves for our MGA Commercial Products operating unit was primarily related to commercial auto liability line of business. The increase in reserves for our Specialty Personal Lines operating unit was primarily related to personal auto in the 2012 accident year. These unfavorable developments were partially offset by favorable prior years’ loss development of $3.7 million in our Standard Commercial P&C operating unit, $2.6 million in our Specialty Commercial operating unit and $1.5 million in our Workers Compensation operating unit. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to commercial auto and general liability lines of business. The decrease in reserves for our Specialty Commercial operating unit was driven by $2.3 million of favorable claims development in the 2011 and prior accident years related to our aircraft liability lines of business, partially offset by $0.1 million unfavorable claims development in the 2012 accident year related to our aircraft hull coverage. Further contributing to the decrease in reserves for our Specialty Commercial operating unit was $0.4 million of favorable claims development in our primary/excess & umbrella lines of business. The decrease in reserves for our Workers Compensation operating unit was related to the 2012 and 2011 accident years.

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2015 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2015	2014	2013
Premium Written :
Direct	$514,223	$473,233	$458,020
Assumed	-	(15)	2,007
Ceded	(157,279)	(148,866)	(99,262)
	$356,944	$324,352	$360,765

Premium Earned:
Direct	$494,643	$461,367	$434,022
Assumed	-	327	3,204
Ceded	(145,562)	(140,477)	(76,685)
	$349,081	$321,217	$360,541

Reinsurance recoveries	$89,892	$99,911	$45,456

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $11.1 million and $17.0 million as of December 31, 2015 and 2014, respectively.

8.	Revolving Credit Facility and Notes Payable:

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstates the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amends certain provisions of the credit facility and restates the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement (the “First Amendment”) and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost. The First Amendment amended the existing Second Restated Credit Agreement with Frost to incorporate the additional credit facility reflected by the Facility B Agreement.

The Facility B Agreement provides a new $30.0 million revolving credit facility (“Facility B”), in addition to the existing $15.0 million revolving credit facility with Frost. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under the Facility B until December 17, 2017, at which time all amounts outstanding under the Facility B are converted to a term loan. In connection with Facility B, we paid Frost a one-time commitment fee of $75,000 and will pay Frost an additional quarterly fee through December 17, 2017 of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2017, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2017 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest become due and payable on December 17, 2022. The obligations under Facility B are secured by the same collateral as the existing credit facility, being a security interest in the capital stock of AHIC and HIC.  Facility B is subject to the same covenants as the existing credit facility. As of December 31, 2015, we had $30.0 million outstanding under Facility B.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

9.	Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2015, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.76% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2015, the balance of our Trust II subordinated debt was $25.8 million.

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by operating units into the following reportable segments:

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies. Our Standard Commercial P&C operating unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation operating unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as the Specialty Programs managed at the parent level. Our MGA Commercial Products operating unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Specialty Commercial operating unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowners and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit is comprised of AHGA and HCS.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 34% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 24% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The following is additional business segment information for the twelve months ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Revenues
Standard Commercial Segment	$76,864	$81,464	$83,306
Specialty Commercial Segment	249,910	241,920	229,734
Personal Segment	45,538	20,404	71,081
Corporate	90	(6,422)	5,307
Consolidated	$372,402	$337,366	$389,428

Depreciation and Amortization Expense
Standard Commercial Segment	$136	$183	$201
Specialty Commercial Segment	2,537	2,503	2,896
Personal Segment	779	515	1,111
Corporate	64	23	92
Consolidated	$3,516	$3,224	$4,300

Interest Expense
Standard Commercial Segment	$-	$-	$-
Specialty Commercial Segment	-	-	-
Personal Segment	-	-	-
Corporate	3,906	4,576	4,599
Consolidated	$3,906	$4,576	$4,599

Tax Expense (Benefit)
Standard Commercial Segment	$1,436	$622	$312
Specialty Commercial Segment	11,609	9,690	3,613
Personal Segment	(1,345)	(574)	(398)
Corporate	(1,677)	(4,385)	(692)
Consolidated	$10,023	$5,353	$2,835

Pre-tax Income (Loss)
Standard Commercial Segment	$6,687	$4,595	$1,980
Specialty Commercial Segment	40,277	34,237	19,527
Personal Segment	(885)	1,226	(3,416)
Corporate	(14,193)	(21,276)	(7,011)
Consolidated	$31,886	$18,782	$11,080

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The following is additional business segment information as of the following dates (in thousands):

	December 31
	2015	2014
Assets
Standard Commercial Segment	$156,722	$145,355
Specialty Commercial Segment	660,263	590,852
Personal Segment	239,632	222,183
Corporate	19,983	22,479
Consolidated	$1,076,600	$980,869

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2015	2014	2013
Numerator for both basic and diluted earnings per share:
Net income	$21,863	$13,429	$8,245

Denominator, basic shares	19,211	19,197	19,263
Effect of dilutive securities:
Stock-based compensation awards	194	169	98
Denominator, diluted shares	19,405	19,366	19,361

Basic earnings per share:	$1.14	$0.70	$0.43

Diluted earnings per share:	$1.13	$0.69	$0.43

We had 267,500 shares, 544,999 shares and 779,999 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2015, 2014 and 2013, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2016 to 2021.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $68.3 million as of December 31, 2015.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2016, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $18.5 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the year ended December 31, 2015 and 2014, respectively, our insurance company subsidiaries paid $8.0 million in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2015, was $193.7 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.3 million, $1.1 million and $8.2 million during each of 2015, 2014 and 2013, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2015 and 2014, our insurance company subsidiaries reported statutory capital and surplus of $247.2 million and $210.0 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2015, 2014, 2013, respectively, our insurance company subsidiaries reported statutory net income of $24.6 million, $22.3 million and $6.1 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2015, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of December 31, 2015, there were outstanding incentive stock options to purchase 564,956 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 289,830 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

A new equity compensation plan for our key employees and non-employee directors, the 2015 Long Term Incentive Plan (“2015 LTIP”), was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of December 31, 2015, restricted stock units representing the right to receive up to 155,027 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of December 31, 2015.

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

A summary of the status of our stock options as of December 31, 2015 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value ($000)
Outstanding at January 1, 2015	1,062,134	$9.51
Granted	-
Exercised	(91,827)	$7.17
Forfeited or expired	(101,194)	$11.67
Outstanding at December 31, 2015	869,113	$9.51	2.5	$2,120
Exercisable at December 31, 2015	817,328	$9.69	2.5	$1,857

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2015	2014	2013
Intrinsic value of options exercised	$393	$412	$-
Cost of share-based payments (non-cash)	$157	$173	$207
Income tax benefit of share-based payments recognized in income	$30	$30	$30

As of December 31, 2015, there was $39 thousand of total unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in 2016.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted in 2015, 2014 or 2013.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units awarded under the 2005 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain of our employees subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees. On May 29, 2015, an aggregate of 103,351 restricted stock units were granted to certain employees under the 2015 LTIP.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. We incurred compensation expense of $226 thousand, $49 thousand and $145 thousand related to restricted stock units during the year ended December 31, 2015, 2014 and 2013, respectively. We recorded an income tax benefit of $79 thousand, $17 thousand and $51 thousand related to restricted stock units during the year ended December 31, 2015, 2014 and 2013, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

A summary of the status of our restricted stock units as of December 31, 2015 and changes during the year then ended is presented below:

Number of Restricted Stock Units
Nonvested at January 1, 2015	285,216
Granted	103,351
Vested	(8,616)
Forfeited	(83,380)
Nonvested at December 31, 2015	296,571

As of December 31, 2015, there was $0.8 million of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP and 2015 LTIP, of which $0.4 million is expected to be recognized in 2016, $0.3 million is expected to be recognized in 2017 and $0.1 million is expected to be recognized in 2018.

14.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2015, 2014 and 2013 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Assumptions (end of period):
Discount rate used in determining benefit obligation	4.12%	3.86%	4.49%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,915)	$(13,909)	$(12,284)

Projected benefit obligation	$(12,915)	$(13,909)	$(12,284)
Fair value of plan assets	10,419	11,290	10,851
Funded status	$(2,496)	$(2,619)	$(1,433)

Net actuarial loss	(3,957)	(4,000)	(2,277)
Accumulated other comprehensive loss	(3,957)	(4,000)	(2,277)
Prepaid pension cost	1,461	1,381	844

Net amount recognized as of December 31	$(2,496)	$(2,619)	$(1,433)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$13,909	$12,284	$13,439
Interest cost	518	532	505
Actuarial liability (gain)/loss	(646)	1,947	(824)
Benefits paid	(866)	(854)	(836)

Benefit obligation as of end of period	$12,915	$13,909	$12,284

Change in plan assets:
Fair value of plan assets as of beginning of period	$11,290	$10,851	$9,754
Actual return on plan assets (net of expenses)	(5)	760	1,565
Employer contributions	-	533	368
Benefits paid	(866)	(854)	(836)

Fair value of plan assets as of end of period	$10,419	$11,290	$10,851

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	518	532	505
Expected return on plan assets	(701)	(698)	(615)
Recognized actuarial loss	103	162	495

Net periodic pension cost	$(80)	$(4)	$385

Discount rate	3.86%	4.49%	3.89%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

Estimated future benefit payments by fiscal year (in thousands):

2016	$899
2017	$913
2018	$907
2019	$896
2020	$881
2021-2025	$4,205

As of December 31, 2015, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, debt securities of $3.4 million and equity securities of $6.7 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2015. To develop the discount rate used in determining the benefit obligation we used the Wells Fargo AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits. A corridor approach is used to amortize actuarial gains and losses. We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We are not required to make a contribution to the defined benefit cash balance plan during 2016. We expect our 2016 periodic pension cost to be $(21) thousand, the components of which are interest cost of $512 thousand, expected return on plan assets of ($645) thousand and amortization of actuarial loss of $112 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2015 and 2014.

	December 31
	2015	2014
Asset Category:
Debt securities	33%	33%
Equity securities	64%	64%
Other	3%	3%
Total	100%	100%

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 (in thousands).

	As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,423	$-	$3,423
Equity securities	6,697	-	-	6,697
Total	$6,697	$3,423	$-	$10,120

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,718	$-	$3,718
Equity securities	7,230	-	-	7,230
Total	$7,230	$3,718	$-	$10,948

Our plan assets also include cash and cash equivalents of $0.3 million and $0.4 million at December 31, 2015 and 2014, respectively, and are carried at cost which approximates fair value.

We sponsor two defined contribution plans. Under these plans, employees may contribute a portion of their compensation on a tax- deferred basis, and we may contribute a discretionary amount each year. We contributed $0.3 million for each of the years ended December 31, 2015, 2014 and 2013.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2015 and 2014, are as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Deferred policy acquisition costs	$(7,128)	$(7,261)
Net unrealized holding gain on investments	(5,339)	(10,886)
Agency relationship	(66)	(75)
Intangible assets	(5,118)	(5,613)
Goodwill	(519)	(479)
Fixed assets	(861)	(432)
Other	(367)	(133)
Total deferred tax liabilities	(19,398)	(24,879)

Deferred tax assets:
Unearned premiums	10,592	10,042
Amortization of non-compete agreements	298	357
Pension liability	1,385	1,400
Net operating loss carry-forward	426	518
Unpaid loss and loss adjustment expense	6,920	6,871
Rent reserve	297	355
Reinsurance payable	421	387
Bonus accrual	759	809
Investment impairments	1,120	625
Other	540	423
Total deferred tax assets	22,758	21,787

Deferred federal income taxes, net	$3,360	$(3,092)

We concluded that no valuation allowance was necessary to provide against our deferred tax assets as of December 31, 2015.

A reconciliation of the income tax provisions based on the statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	2015	2014	2013
Computed expected income tax expense at statutory regulatory tax rate	$11,160	$6,574	$3,878
Meals and entertainment	32	27	25
Tax exempt interest	(1,259)	(1,276)	(1,314)
Dividends received deduction	(141)	(107)	(101)
State taxes (net of federal benefit)	176	259	276
Other	55	(124)	71
Income tax expense	$10,023	$5,353	$2,835

Current income tax expense	$11,053	$5,746	$3,092
Deferred tax benefit	(1,030)	(393)	(257)
Income tax expense	$10,023	$5,353	$2,835

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

We have available, for federal income tax purposes, unused net operating loss of $1.2 million at December 31, 2015. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code provides that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$878
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	57
$1,216

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2015.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2022. Certain of these leases contain renewal options. Rental expense amounted to $2.2 million, $2.3 million and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

Year
2016	$2,065
2017	1,899
2018	1,563
2019	1,482
2020	1,442
2021 and thereafter	1,015
Total minimum lease payments (a)	$9,466

(a) Minimum lease payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under noncancelable subleases.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not receive an assessment during 2015 or 2014.

During the third quarter of 2015 we paid $1.2 million in fulfillment of the contingent purchase price with the sellers of TBIC Holding. The sellers have disputed the calculation of the amount paid and assert that an additional $1.8 million is due. We disagree with this assertion and believe that our calculation of the contingent purchase price was substantially correct. Pursuant to the terms of the acquisition agreement, an independent actuary has been engaged to resolve this matter.

In November 2015, HSU was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2010 through December 31, 2013 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas (generally referred to as “producing agents”) deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. In addition, effective January 1, 2012 the Texas Legislators enacted House Bill 3410 (HB3410) which allows an MGU to contractually pass the collection, payment and administration of surplus lines taxes down to another Texas licensed surplus line agent.

The Comptroller asserts that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owes $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2015 related to this matter.

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2015, 2014, and 2013 were as follows (in thousands):

	Pension Liability	Unrealized Gains (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(2,954)	$10,853	$7,899
Other comprehensive income:
Change in net actuarial gain	2,268	-	2,268
Tax effect on change in net actuarial gain	(794)	-	(794)
Unrealized holding gains arising during the period	-	22,094	22,094
Tax effect on unrealized gains arising during the period	-	(7,733)	(7,733)
Reclassification adjustment for gains included in net realized gains	-	(10,540)	(10,540)
Tax effect on reclassification adjustment for gains included in income tax expense	-	3,689	3,689
Other comprehensive income, net of tax	1,474	7,510	8,984

Balance at December 31, 2013	$(1,480)	$18,363	$16,883
Other comprehensive income:
Change in net actuarial loss	(1,723)	-	(1,723)
Tax effect on change in net actuarial loss	603	-	603
Unrealized holding gains arising during the period	-	3,543	3,543
Tax effect on unrealized gains arising during the period	-	(1,240)	(1,240)
Reclassification adjustment for gains included in net realized gains	-	(408)	(408)
Tax effect on reclassification adjustment for gains included in income tax expense	-	143	143
Other comprehensive income, net of tax	(1,120)	2,038	918

Balance at December 31, 2014	$(2,600)	$20,401	$17,801
Other comprehensive loss:
Change in net actuarial gain	43	-	43
Tax effect on change in net actuarial gain	(15)	-	(15)
Unrealized holding losses arising during the period	-	(10,191)	(10,191)
Tax effect on unrealized losses arising during the period	-	3,567	3,567
Reclassification adjustment for gains included in net realized gains	-	(5,826)	(5,826)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,039	2,039
Other comprehensive loss, net of tax	28	(10,411)	(10,383)

Balance at December 31, 2015	$(2,572)	$9,990	$7,418

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2015.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2015 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

19.	Unaudited Selected Financial Quarterly Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$91,450	$97,197	$93,684	$90,071	$87,109	$80,836	$81,417	$88,004
Total expense	83,761	87,922	83,849	84,984	80,697	78,794	76,689	82,404
Income before tax	7,689	9,275	9,835	5,087	6,412	2,042	4,728	5,600
Income tax expense	2,346	2,899	3,137	1,641	1,864	391	1,265	1,833
Net income	$5,343	6,376	$6,698	3,446	$4,548	1,651	$3,463	3,767

Basic earnings per share:	$0.28	$0.33	$0.35	$0.18	$0.24	$0.09	$0.18	$0.20

Diluted earnings per share:	$0.28	$0.33	$0.35	$0.17	$0.23	$0.09	$0.18	$0.19

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2015 and 2014

(In thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$8,014	$11,839
Investment in subsidiaries	361,769	325,608
Deferred federal income taxes	942	747
Other assets	4,488	4,061
Total assets	$375,213	$342,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$-
Subordinated debt securities	56,702	56,702
Current federal income tax payable	72	64
Accounts payable and other accrued expenses	26,413	33,452

Total liabilities	113,187	90,218

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2015 and in 2014	3,757	3,757
Additional paid-in capital	123,480	123,194
Retained earnings	141,501	119,638
Accumulated other comprehensive income	7,418	17,801
Treasury stock (1,775,512 shares in 2015 and 1,655,306 in 2014), at cost	(14,130)	(12,353)

Total stockholders’ equity	262,026	252,037

Total liabilities and stockholders’ equity	$375,213	$342,255

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Investment income (loss), net of expenses	$120	$133	$(190)
Dividend income from subsidiaries	8,000	8,000	-
Management fee income	10,053	9,614	8,518
Total revenues	18,173	17,747	8,328

Operating expenses	10,222	9,759	7,764
Interest expense	3,906	4,576	4,599

Total expenses	14,128	14,335	12,363

Income (loss) before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	4,045	3,412	(4,035)

Income tax benefit	(1,273)	(1,623)	(1,227)

Income (loss) before equity in undistributed earnings of subsidiaries	5,318	5,035	(2,808)
Equity in undistributed share of earnings in subsidiaries	16,545	8,394	11,053

Net income	$21,863	$13,429	$8,245

Comprehensive income	$11,480	$14,347	$17,229

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$21,863	$13,429	$8,245

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	65	68	92
Deferred income tax (benefit) expense	(195)	183	1,182
Undistributed share of earnings of subsidiaries	(16,545)	(8,394)	(11,053)
Change in current federal income tax payable (recoverable)	8	(3,290)	(3,694)
Change in all other liabilities	(7,039)	4,081	12,232
Change in all other assets	147	(131)	63

Net cash (used in) provided by operating activities	(1,696)	5,946	7,067

Cash flows from investing activities:
Purchases of property and equipment, net	(159)	(47)	(116)
Capital contribution to subsidiaries	(30,000)	-	-

Net cash used in investing activities	(30,159)	(47)	(116)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	658	1,155	-
Purchase of treasury shares	(2,532)	(1,805)	-
Activity under revolving credit facility, net	30,000	(1,473)	-
Payment of debt issuance costs	(96)	-	-
Net cash provided by (used in) financing activities	28,030	(2,123)	-

(Decrease) increase in cash and cash equivalents	(3,825)	3,776	6,951
Cash and cash equivalents at beginning of year	11,839	8,063	1,112
Cash and cash equivalents at end of year	$8,014	$11,839	$8,063

Supplemental cash flow information:
Interest paid	$3,906	$4,576	$4,599

Income taxes (recovered) paid	$(1,086)	$1,481	$1,285

See accompanying report of independent registered public accounting firm.

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2015
Personal Segment	$1,232	$29,932	$20,976	$-	$38,828	$1,235	$34,414	$5,066	$12,205	$44,072
Standard Commercial Segment	5,633	105,971	33,701	-	72,613	3,623	47,071	4,237	22,820	71,097
Specialty Commercial Segment	13,501	314,975	161,730	-	237,640	11,524	148,664	23,371	58,212	241,775
Corporate	-	-	-	-	-	(2,413)	-	-	10,377	-

Consolidated	$20,366	$450,878	$216,407	$-	$349,081	$13,969	$230,149	$32,674	$103,614	$356,944

2014
Personal Segment	$729	$29,595	$15,483	$-	$14,083	$1,633	$8,964	$9,315	$9,977	$16,802
Standard Commercial Segment	5,892	109,672	34,822	-	78,311	4,663	51,130	3,389	25,479	76,912
Specialty Commercial Segment	14,125	275,868	146,521	-	228,823	12,643	149,961	28,186	53,851	230,638
Corporate	-	-	-	-	-	(6,556)	-	-	10,279	-

Consolidated	$20,746	$415,135	$196,826	$-	$321,217	$12,383	$210,055	$40,890	$99,586	$324,352

2013
Personal Segment	$660	$38,294	$17,989	$-	$63,800	$2,065	$52,656	$17,759	$16,957	$45,644
Standard Commercial Segment	6,124	111,473	36,309	-	78,176	5,031	56,143	8,254	25,313	79,466
Specialty Commercial Segment	15,802	232,873	131,005	-	218,565	11,021	152,546	31,264	56,974	235,655
Corporate	-	-	-	-	-	(5,233)	-	-	7,720	-

Consolidated	$22,586	$382,640	$185,303	$-	$360,541	$12,884	$261,345	$57,277	$106,964	$360,765

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

Year Ended December 31, 2015	Column B Gross Amount	Column C Ceded to Other Companies	Column D Assumed from Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	494,643	145,562	-	349,081	0.00%
Title Insurance	-	-	-	-
Total premiums	$494,643	$145,562	$-	$349,081	0.00%

Year Ended December 31, 2014
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	461,367	140,477	327	321,217	0.10%
Title Insurance	-	-	-	-
Total premiums	$461,367	$140,477	$327	$321,217	0.10%

Year Ended December 31, 2013
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	434,022	76,685	3,204	360,541	0.89%
Title Insurance	-	-	-	-
Total premiums	$434,022	$76,685	$3,204	$360,541	0.89%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation With Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if any, Deducted In Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisitions Costs	Paid Claims and Claims Adjustment Expenses	Net Premiums Written
							(1) Current Year	(2) Prior Years
(a) Consolidated property-casualty Entities
2015	$20,366	$450,878	$-	$216,407	$349,081	$13,969	$237,102	$(6,953)	$32,674	$205,254	$356,944
2014	$20,746	$415,135	$-	$196,826	$321,217	$12,383	$215,258	$(5,203)	$40,890	$199,331	$324,352
2013	$22,586	$382,640	$-	$185,303	$360,541	$12,884	$251,391	$9,954	$57,277	$212,709	$360,765

See accompanying report of independent registered public accounting firm.