Form 10-Q
period 2016-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2016-05-05
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 18,891,377 shares outstanding as of May 5, 2016.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value )

ASSETS	March 31, 2016	December 31, 2015
	(unaudited)
Investments:
Debt securities, available-for-sale, at fair value (cost: $570,080 in 2016 and $538,629 in 2015)	$564,758	$531,325
Equity securities, available-for-sale, at fair value (cost: $27,460 in 2016 and $24,951 in 2015)	49,328	47,504

Total investments	614,086	578,829

Cash and cash equivalents	87,477	114,446
Restricted cash	8,733	8,522
Ceded unearned premiums	66,934	65,094
Premiums receivable	90,244	83,376
Accounts receivable	2,402	2,005
Receivable for securities	938	10,424
Reinsurance recoverable	120,161	114,287
Deferred policy acquisition costs	20,737	20,366
Goodwill	44,695	44,695
Intangible assets, net	14,342	14,959
Deferred federal income taxes, net	2,615	3,360
Federal income tax recoverable	328	1,779
Prepaid expenses	4,181	3,213
Other assets	12,176	11,245

Total assets	$1,090,049	$1,076,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities	56,702	56,702
Reserves for unpaid losses and loss adjustment expenses	449,129	450,878
Unearned premiums	221,546	216,407
Reinsurance balances payable	37,929	33,741
Pension liability	2,463	2,496
Payable for securities	2,910	1,097
Accounts payable and other accrued expenses	23,563	23,253
Total liabilities	$824,242	$814,574

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2016 and 2015	3,757	3,757
Additional paid-in capital	123,619	123,480
Retained earnings	145,575	141,501
Accumulated other comprehensive income	8,279	7,418
Treasury stock (1,893,291 shares in 2016 and 1,775,512 in 2015), at cost	(15,423)	(14,130)
Total stockholders' equity	265,807	262,026
	$1,090,049	$1,076,600

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Gross premiums written	$128,447	$125,059
Ceded premiums written	(40,821)	(34,685)
Net premiums written	87,626	90,374
Change in unearned premiums	(3,299)	(3,678)
Net premiums earned	84,327	86,696

Investment income, net of expenses	3,879	2,845
Net realized (losses) gains	(227)	584
Finance charges	1,441	1,299
Commission and fees	577	9
Other income	31	17
Total revenues	90,028	91,450

Losses and loss adjustment expenses	55,395	56,090
Other operating expenses	26,896	25,914
Interest expense	1,131	1,140
Amortization of intangible assets	617	617

Total expenses	84,039	83,761

Income before tax	5,989	7,689
Income tax expense	1,915	2,346
Net income	4,074	5,343

Net income per share:

Basic	$0.21	$0.28
Diluted	$0.21	$0.28

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$4,074	$5,343
Other comprehensive income (loss):

Change in net actuarial gain	28	26

Tax effect on change in net actuarial gain	(10)	(9)

Unrealized holding gains arising during the period	1,371	7,069

Tax effect on unrealized holding gains arising during the period	(480)	(2,474)

Reclassification adjustment for gains included in net income	(74)	(861)

Tax effect on reclassification adjustment for gains included in net income	26	301

Other comprehensive income, net of tax	861	4,052
Comprehensive income	$4,935	$9,395

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2016	2015
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,480	123,194
Equity based compensation	139	371
Shares issued under employee benefit plans	-	(10)
Balance, end of period	123,619	123,555

Retained Earnings
Balance, beginning of period	141,501	119,638
Net income	4,074	5,343
Balance, end of period	145,575	124,981

Accumulated Other Comprehensive Income
Balance, beginning of period	7,418	17,801
Additional minimum pension liability, net of tax	18	17
Unrealized holding gains arising during period, net of tax	891	4,595
Reclassification adjustment for gains included in net income, net of tax	(48)	(560)
Balance, end of period	8,279	21,853

Treasury Stock
Balance, beginning of period	(14,130)	(12,353)
Acquisition of treasury stock	(1,293)	(287)
Shares issued under employee benefit plans	-	212
Balance, end of period	(15,423)	(12,428)

Total Stockholders' Equity	$265,807	$261,718

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,074	$5,343

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization expense	948	1,136
Deferred federal income taxes	280	(819)
Net realized losses (gains)	227	(584)
Share-based payments expense	139	371
Change in ceded unearned premiums	(1,840)	(1,747)
Change in premiums receivable	(6,868)	(11,121)
Change in accounts receivable	(397)	1,302
Change in deferred policy acquisition costs	(371)	(384)
Change in unpaid losses and loss adjustment expenses	(1,749)	7,470
Change in unearned premiums	5,139	5,425
Change in reinsurance recoverable	(5,874)	(579)
Change in reinsurance balances payable	4,188	3,528
Change in current federal income tax recoverable	1,451	2,445
Change in all other liabilities	277	(6,430)
Change in all other assets	(935)	(1,647)

Net cash (used in) provided by operating activities	(1,311)	3,709

Cash flows from investing activities:
Purchases of property and equipment	(225)	(456)
Net transfers (into) from restricted cash	(211)	2,111
Purchases of investment securities	(58,384)	(26,735)
Maturities, sales and redemptions of investment securities	34,455	20,923

Net cash used in investing activities	(24,365)	(4,157)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	202
Purchase of treasury shares	(1,293)	(288)

Net cash used in financing activities	(1,293)	(86)

Decrease in cash and cash equivalents	(26,969)	(534)
Cash and cash equivalents at beginning of period	114,446	130,985
Cash and cash equivalents at end of period	$87,477	$130,451

Supplemental cash flow information:

Interest paid	$1,131	$1,140

Income taxes paid	$184	$720

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$9,486	$(359)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$1,813	$13,203

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2016 and 2015 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Revolving Credit Facility Payable: A revolving credit facility with The Frost National Bank had a carried value of $30.0 million and a fair value of $30.1 million as of March 31, 2016.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.6% to 4.3% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $56.7 million and a fair value of $42.6 million as of March 31, 2016. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. We are in the process of evaluating the impact of adoption, which is not expected to be material to our results of operations or financial position.

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

3. Acquisitions, Dispositions and Business Combinations

On June 30, 2015, Redpoint Comp Holdings LLC (“Purchaser”) acquired exclusive renewal rights to our current in-force Texas workers compensation policies, together with certain physical assets associated with the administration of such in-force policies. In consideration for such renewal rights and physical assets, Purchaser assumed certain office lease obligations and offered employment to certain of our employees associated with the Workers Compensation operating unit. Purchaser also agreed to administer the run-off of all of our current workers compensation policies and claims for a period of three years. In connection with the transaction, we made a one-time payment to the Purchaser of $83,000. We also agreed not to compete in the workers compensation line of insurance in the State of Texas (with certain exceptions) until after the assumed office lease obligations expire on October 31, 2017. We recorded a gain of $0.2 million during the second quarter of 2015.

On September 15, 2015, we executed Amendment No. 1 to the sale agreement with the Purchaser. Pursuant to the Amendment, the Purchaser has agreed to pay us $115,000 and administer the run-off of all of our workers compensation policies and claims in perpetuity or through final conclusion (rather than for three years as contemplated by the original agreement) in consideration of us assigning to Purchaser the commission on all unearned premiums on such policies as of July 1, 2015. We recorded an additional gain of $0.4 million during the third quarter of 2015 as a result of this Amendment No.1.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$74,569	$-	$74,569
Corporate bonds	-	160,695	-	160,695
Collateralized corporate bank loans	-	80,391	-	80,391
Municipal bonds	-	178,564	14,116	192,680
Mortgage-backed	-	56,423	-	56,423
Total debt securities	-	550,642	14,116	564,758

Total equity securities	48,706	-	622	49,328
Total debt and equity securities	$48,706	$550,642	$14,738	$614,086

	As of December 31, 2015
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$76,269	$-	$76,269
Corporate bonds	-	121,709	-	121,709
Collateralized corporate bank loans	-	81,596	-	81,596
Municipal bonds	-	178,281	14,087	192,368
Mortgage-backed	-	59,383	-	59,383
Total debt securities	-	517,238	14,087	531,325

Total equity securities	47,504	-	-	47,504
Total debt and equity securities	$47,504	$517,238	$14,087	$578,829

Due to significant unobservable inputs into the valuation model for certain municipal bonds and one equity security in illiquid markets, as of March 31, 2016, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. Significant changes in the unobservable inputs in the fair value measurement of these municipal bonds or equity security could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015 (in thousands):

Beginning balance as of January 1, 2016	$14,087
Sales	-
Settlements	-
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	29
Transfers into Level 3	622
Transfers out of Level 3	-
Ending balance as of March 31, 2016	$14,738

Beginning balance as of January 1, 2015	$14,598

Sales	-
Settlements	(59)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(105)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2015	$14,434

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2016	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$74,338	$231	$-	$74,569
Corporate bonds	161,211	956	(1,472)	160,695
Collateralized corporate bank loans	81,062	116	(787)	80,391
Municipal bonds	196,870	2,194	(6,384)	192,680
Mortgage-backed	56,599	387	(563)	56,423

Total debt securities	570,080	3,884	(9,206)	564,758

Total equity securities	27,460	22,998	(1,130)	49,328

Total debt and equity securities	$597,540	$26,882	$(10,336)	$614,086

As of December 31, 2015
U.S. Treasury securities and obligations of U.S. Government	$76,323	$7	$(61)	$76,269
Corporate bonds	122,894	637	(1,822)	121,709
Collateralized corporate bank loans	83,434	44	(1,882)	81,596
Municipal bonds	196,446	1,888	(5,966)	192,368
Mortgage-backed	59,532	155	(304)	59,383

Total debt securities	538,629	2,731	(10,035)	531,325

Total equity securities	24,951	23,391	(838)	47,504

Total debt and equity securities	$563,580	$26,122	$(10,873)	$578,829

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

U.S. Treasury securities and obligations of U.S. Government	$-	$-
Corporate bonds	80	-
Collateralized corporate bank loans	18	18
Municipal bonds	(24)	(26)
Mortgage-backed	-	187
Equity securities	-	682
Gain on investments	74	861
Other-than-temporary impairments	(301)	(277)
Net realized (losses) gains	$(227)	$584

We realized gross gains on investments of $0.1 million and $0.9 million during the three months ended March 31, 2016 and 2015, respectively. We realized gross losses on investments of $23 thousand and $28 thousand for the three months ended March 31, 2016 and 2015, respectively. We recorded proceeds from the sale of investment securities of $4.8 million and $1.6 million during the three months ended March 31, 2016 and 2015, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	72,123	(1,472)	-	-	72,123	(1,472)
Collateralized corporate bank loans	45,414	(691)	5,314	(96)	50,728	(787)
Municipal bonds	16,565	(279)	20,798	(6,105)	37,363	(6,384)
Mortgage-backed	29,780	(561)	44	(2)	29,824	(563)
Total debt securities	163,882	(3,003)	26,156	(6,203)	190,038	(9,206)

Total equity securities	2,796	(474)	1,689	(656)	4,485	(1,130)
Total debt and equity securities	$166,678	$(3,477)	$27,845	$(6,859)	$194,523	$(10,336)

	As of December 31, 2015
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$41,428	$(61)	$-	$-	$41,428	$(61)
Corporate bonds	96,475	(1,822)	-	-	96,475	(1,822)
Collateralized corporate bank loans	65,868	(1,758)	3,532	(124)	69,400	(1,882)
Municipal bonds	44,525	(488)	25,310	(5,478)	69,835	(5,966)
Mortgage-backed	36,251	(302)	48	(2)	36,299	(304)
Total debt securities	284,547	(4,431)	28,890	(5,604)	313,437	(10,035)

Total equity securities	6,584	(838)	-	-	6,584	(838)
Total debt and equity securities	$291,131	$(5,269)	$28,890	$(5,604)	$320,021	$(10,873)

At March 31, 2016, the gross unrealized losses more than twelve months old were attributable to 33 debt security positions. At December 31, 2015, the gross unrealized losses more than twelve months old were attributable to 39 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

The amortized cost and estimated fair value of debt securities at March 31, 2016 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$76,399	$76,378
Due after one year through five years	275,361	274,245
Due after five years through ten years	100,146	96,120
Due after ten years	61,575	61,592
Mortgage-backed	56,599	56,423
	$570,080	$564,758

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $17.6 million at both March 31, 2016 and December 31, 2015.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

We recorded $1.7 million of net favorable development in reserve estimates during the three months ended March 31, 2016. The $1.7 million of net favorable development recognized during the first quarter of 2016 was attributable to $3.6 million net favorable development on claims incurred in the 2015 accident years, $0.2 million of net favorable development in the 2014 accident year and $0.7 million in the 2011 and prior accident years, partially offset by $1.7 million net unfavorable development in the 2013 accident year and $1.1 million net unfavorable development in the 2012 accident year. Our MGA Commercial Products operating unit, Standard Commercial P&C operating unit, Workers Compensation operating unit and Specialty Commercial operating unit accounted for $2.2 million, $0.2 million, $0.2 million and $0.1 million, respectively, of the decrease in reserves recognized during the first quarter of 2016. These favorable developments were offset by $1.0 million of net unfavorable development in our Personal Lines Segment.

The net favorable development of $2.2 million for our MGA Commercial Products operating unit in the first quarter of 2016 was primarily driven by favorable claims development in both our general liability and commercial auto liability lines of business in the 2015, 2014 and 2011 and prior accident years, partially offset by net unfavorable development in the 2013 and 2012 accident years in both our general liability and commercial auto liability lines of business. The net favorable development of $0.2 million in our Standard Commercial P&C operating unit consisted of $0.8 million net favorable development in our commercial property and general liability lines of business, partially offset by $0.6 million of net unfavorable development in our occupational accident line of business. The net favorable development of $0.2 million in our Workers Compensation operating unit was primarily attributable to the 2015 accident year. The net favorable development of $0.1 million in our Specialty Commercial operating unit was primarily attributable to our primary/excess & umbrella line of business. These net favorable developments were partially offset by net unfavorable development of $1.0 million in our Specialty Personal Lines operating unit attributable to the 2015 and prior accident years.

We recorded $1.1 million of net favorable development in reserve estimates during the three months ended March 31, 2015. The $1.1 million of net favorable development recognized during the first quarter of 2015 was attributable to $2.4 million net favorable development on claims incurred in the 2014 accident year and $0.4 million of net favorable development in the 2011 accident year, partially offset by $0.1 million of net unfavorable development in the 2013 accident year, $0.2 million of net unfavorable development in the 2012 accident year and $1.4 million of net unfavorable development in the 2010 and prior accident years. Our Standard Commercial P&C operating unit accounted for $1.4 million of the net favorable development recognized during the first quarter of 2015. Our Specialty Commercial operating unit accounted for $0.5 million of the net favorable development. These net favorable developments were offset by $0.5 million of net unfavorable development in our Personal Lines Segment and $0.3 million of net unfavorable development in our MGA Commercial Products operating unit.

The net favorable development of $1.4 million for our Standard Commercial P&C operating unit in the first quarter of 2015 was primarily driven by net favorable claims development in our commercial property and general liability lines of business in the 2014 and 2013 accident years. The net favorable development of $0.5 million in our Specialty Commercial operating unit was attributable to $0.2 million in our general aviation line of business and $0.3 million in our commercial excess liability line of business. The net unfavorable development of $0.5 million in our Personal Lines Segment was primarily attributable to the 2014 accident year. The net unfavorable development of $0.3 million in our MGA Commercial Products operating unit was attributable to the 2013, 2012 and the 2010 and prior accident years in both commercial auto liability and general liability lines of business, partially offset by net favorable development in the 2014 and 2011 accident years in the commercial auto liability line of business.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of March 31, 2016, there were outstanding incentive stock options to purchase 539,240 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 177,755 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

A new equity compensation plan for our key employees and non-employee directors, the 2015 Long Term Incentive Plan (“2015 LTIP”), was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of March 31, 2016, restricted stock units representing the right to receive up to 149,196 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of March 31, 2016.

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

A summary of the status of our stock options as of March 31, 2016 and changes during the three months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2016	869,113	$9.51
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(25,716)	$11.93
Outstanding at March 31, 2016	843,397	$9.43	2.3	$2,002
Exercisable at March 31, 2016	792,326	$9.61	2.2	$1,752

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Intrinsic value of options exercised	$-	$114

Cost of share-based payments (non-cash)	$38	$39

Income tax benefit of share-based payments recognized in income	$8	$8

As of March 31, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first three months of 2016 or 2015.

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

On April 1, 2016, 7,144 shares of common stock were issued with respect to 7,144 restricted stock units which were granted on April 10, 2013 and vested on March 31, 2016. On April 1, 2015, 8,616 shares of common stock were issued with respect to 8,616 restricted stock units which were granted on July 27, 2012 and vested on March 31, 2015. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on September 8, 2014 (except for one grant) will vest on March 31, 2017, one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018 and the restricted stock units granted on May 29, 2015 under the 2015 LTIP will vest on March 31, 2018.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. We incurred compensation expense of $101 thousand and $332 thousand related to restricted stock units during the three months ended March 31, 2016 and 2015, respectively. We recorded an income tax benefit of $35 thousand and $116 thousand related to restricted stock units during the three months ended March 31, 2016 and 2015, respectively.

A summary of the status of our restricted stock units as of March 31, 2016 and changes during the three months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2016	296,571
Granted	-
Vested	(7,144)
Forfeited	(71,460)
Non-vested at March 31, 2016	217,967

As of March 31, 2016, there was $0.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP and 2015 LTIP, of which $0.3 million is expected to be recognized during the remainder of 2016, $0.3 million is expected to be recognized in 2017 and $0.1 million is expected to be recognized in 2018.

9. Segment Information

The following is business segment information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Specialty Commercial Segment	$60,583	$62,257
Standard Commercial Segment	17,992	20,381
Personal Segment	12,090	8,653
Corporate	(637)	159
Consolidated	$90,028	$91,450

Pre-tax income (loss):
Specialty Commercial Segment	$10,312	$9,721
Standard Commercial Segment	1,416	1,886
Personal Segment	(1,083)	(296)
Corporate	(4,656)	(3,622)
Consolidated	$5,989	$7,689

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
Assets
Specialty Commercial Segment	$673,102	$660,263
Standard Commercial Segment	160,005	156,722
Personal Segment	236,025	239,632
Corporate	20,917	19,983
	$1,090,049	$1,076,600

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2016 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Ceded earned premiums	$38,980	$32,939
Reinsurance recoveries	$23,949	$19,358

11. Revolving Credit Facility

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2016 we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement (the “First Amendment”) and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost. The First Amendment amended the existing Second Restated Credit Agreement with Frost to incorporate the additional credit facility reflected by the Facility B Agreement.

The Facility B Agreement provides a new $30.0 million revolving credit facility (“Facility B”), in addition to the existing $15.0 million revolving credit facility with Frost. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under the Facility B until December 17, 2017, at which time all amounts outstanding under the Facility B are converted to a term loan. In connection with Facility B, we paid Frost a one-time commitment fee of $75,000 and will pay Frost an additional quarterly fee through December 17, 2017 of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2017, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2017 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest become due and payable on December 17, 2022. The obligations under Facility B are secured by the same collateral as the existing credit facility, being a security interest in the capital stock of AHIC and HIC.  Facility B is subject to the same covenants as the existing credit facility. As of March 31, 2016, we had $30.0 million outstanding under Facility B.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2016, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.88% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2016, the balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Deferred	$(13,738)	$(3,718)
Amortized	13,367	3,334

Net	$(371)	$(384)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Weighted average shares - basic	19,013	19,227
Effect of dilutive securities	175	202
Weighted average shares - assuming dilution	19,188	19,429

For the three months ended March 31, 2016, 421,666 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months ended March 31, 2015, 504,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$128	$129
Amortization of net loss	28	26
Expected return on plan assets	(161)	(175)
Net periodic pension cost	$(5)	$(20)
Contributed amount	$-	$-

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first three months ended March 31, 2016 and 2015 was 32.0% and 30.5%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to pre-tax income.

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

During the third quarter of 2015 we paid $1.2 million to the sellers of the subsidiaries comprising our Workers Compensation operating unit in fulfillment of the contingent purchase price. The sellers have disputed the calculation of the amount paid and assert that an additional $1.8 million is due. We disagree with this assertion and believe that our calculation of the contingent purchase price was substantially correct. Pursuant to the terms of the acquisition agreement, an independent actuary has been engaged to resolve this matter.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2016 related to this matter.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2016 and 2015 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2014	$(2,600)	$20,401	$17,801
Other comprehensive income :
Change in net actuarial gain	26	-	26
Tax effect on change in net actuarial gain	(9)	-	(9)
Net unrealized holding gains arising during the period	-	7,069	7,069
Tax effect on unrealized gains arising during the period	-	(2,474)	(2,474)
Reclassification adjustment for gains included in net realized gains	-	(861)	(861)
Tax effect on reclassification adjustment for gains included in income tax expense	-	301	301
Other comprehensive income, net of tax	17	4,035	4,052
Balance at March 31, 2015	$(2,583)	$24,436	$21,853

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income :
Change in net actuarial gain	28	-	28
Tax effect on change in net actuarial gain	(10)	-	(10)
Net unrealized holding gains arising during the period	-	1,371	1,371
Tax effect on unrealized gains arising during the period	-	(480)	(480)
Reclassification adjustment for gains included in net realized gains	-	(74)	(74)
Tax effect on reclassification adjustment for gains included in income tax expense	-	26	26
Other comprehensive income, net of tax	18	843	861
Balance at March 31, 2016	$(2,554)	$10,833	$8,279

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 34% of the total net premiums written by any of them, HIC retains 32% of our total net premiums written by any of them, HSIC retains 24% of our total net premiums written by any of them and HNIC retains 10% of our total net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

Results of Operations

Management overview. During the three months ended March 31, 2016, our total revenues were $90.0 million, representing a decrease of 2% from the $91.5 million in total revenues for the same period of 2015.  This decrease in revenue was primarily attributable to lower net premiums earned and realized losses recognized on our investment portfolio during the three months ended March 31, 2016, partially offset by higher net investment income and favorable profit share commission revenue adjustment in our Standard Commercial Segment. The decreased net earned premiums were due primarily to lower premiums written in our Workers Compensation operating unit due to a renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015, as well as the impact on net premiums earned of lower net premiums written in our Specialty Commercial Segment during the fourth quarter of 2015, partially offset by increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014 in our Personal Segment.

The decrease in revenue for the three months ended March 31, 2016 was partially offset by lower loss and loss adjustment expenses (“LAE”) of $0.7 million as compared to the same period in 2015. The decrease in loss and LAE was primarily the result of favorable prior year loss reserve development of $1.7 million for the three months ended March 31, 2016 as compared to $1.1 million of favorable prior year development for the same period of 2015, partially offset by higher current accident year loss trends in our Personal Segment. Other operating expenses increased due mostly to increased salary and related expenses, partially offset by lower production related expenses, in our Specialty Commercial Segment.

We reported net income of $4.1 million for the three months ended March 31, 2016 as compared to net income of $5.3 million for the same period of 2015. On a diluted basis per share, we reported net income of $0.21 per share for the three months ended March 31, 2016, as compared to net income of $0.28 per share for the same period in 2015.

First Quarter 2016 as Compared to First Quarter 2015

The following is additional business segment information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross premiums written	$87,400	$81,766	$20,098	$22,309	$20,949	$20,984	$-	$-	$128,447	$125,059
Ceded premiums written	(28,663)	(23,090)	(2,352)	(1,960)	(9,806)	(9,635)	-	-	(40,821)	(34,685)
Net premiums written	58,737	58,676	17,746	20,349	11,143	11,349	-	-	87,626	90,374
Change in unearned premiums	(1,484)	1,211	(1,096)	(785)	(719)	(4,104)	-	-	(3,299)	(3,678)
Net premiums earned	57,253	59,887	16,650	19,564	10,424	7,245	-	-	84,327	86,696

Total revenues	60,583	62,257	17,992	20,381	12,090	8,653	(637)	159	90,028	91,450

Losses and loss adjustment expenses	34,413	37,333	11,069	12,470	9,913	6,287	-	-	55,395	56,090

Pre-tax income (loss)	10,312	9,721	1,416	1,886	(1,083)	(296)	(4,656)	(3,622)	5,989	7,689

Net loss ratio (1)	60.1%	62.3%	66.5%	63.7%	95.1%	86.8%			65.7%	64.7%
Net expense ratio (1)	27.7%	25.5%	34.2%	31.8%	19.1%	21.1%			29.6%	28.5%
Net combined ratio (1)	87.8%	87.8%	100.7%	95.5%	114.2%	107.9%			95.3%	93.2%

Net Favorable (Unfavorable) Prior Year Development	2,347	211	358	1,362	(988)	(512)			1,717	1,061

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $87.4 million for the three months ended March 31, 2016, which was $5.6 million, or 7%, more than the $81.8 million reported for the same period of 2015. The increase in gross premium was primarily due to increased production in both our MGA Commercial Products and Specialty Commercial operating units. Net premiums written were $58.7 million for both the three months ended March 31, 2016 and 2015, due to a change in mix towards business with higher ceded premium as a percent of the gross premium.

The $60.6 million of total revenue for the three months ended March 31, 2016 was $1.7 million less than the $62.3 million reported by the Specialty Commercial Segment for the same period in 2015. This decrease in revenue was primarily due to lower net premiums earned of $2.6 million due primarily to the impact on net premiums earned of lower net premiums written in our Specialty Commercial Segment during the fourth quarter of 2015, partially offset by higher net investment income of $0.8 million and higher commission and fees of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $10.3 million for the first quarter of 2016 was $0.6 million higher than the $9.7 million reported for the same period in 2015. The increase in pre-tax income was primarily the result of lower loss and LAE expenses of $2.9 million, partially offset by higher operating expenses of $0.6 million and the decreased revenue discussed above.

Our MGA Commercial Products operating unit reported a $3.7 million decrease in loss and LAE due primarily to $2.2 million favorable prior year loss reserve development recognized during the three months ended March 31, 2016 as compared to $0.4 million unfavorable prior year loss reserve development during the same period during 2015. Our Specialty Commercial operating unit reported a $0.8 million increase in loss and LAE which consisted of (a) a $0.2 million increase in loss and LAE due primarily to $0.1 million of favorable loss reserve development recognized during the three months ended March 31, 2016 as compared to $0.3 million favorable prior year loss development during the same period of 2015 in our commercial umbrella and primary/excess liability line of business (b) a $0.1 million increase in loss and LAE attributable to our general aviation line of business due primarily to $0.2 million favorable loss reserve development recognized during the three months ended March 31, 2015 compared to no prior year loss reserve development recognized during the three months ended March 31, 2016 (c) a $0.4 million increase in loss and LAE attributable to our medical professional liability insurance products due to higher current accident year loss trends and (d) a $0.1 million increase in loss and LAE attributable to our primary/excess property insurance products. The increase of $0.6 million in operating expense was the combined result of increased salary and related expenses of $1.4 million, partially offset by lower production related expenses of $0.8 million.

The Specialty Commercial Segment reported a net loss ratio of 60.1% for the three months ended March 31, 2016 as compared to 62.3% for the same period during 2015. The gross loss ratio before reinsurance was 58.3% for the three months ended March 31, 2016 as compared to 62.2% for the same period in 2015. The lower gross and net loss ratios were primarily the result of $2.3 million favorable prior year loss reserve development recognized for the three months ended March 31, 2016 as compared to $0.2 million favorable prior year loss reserve development for the same period of 2015. The Specialty Commercial Segment reported a net expense ratio of 27.7% for the first quarter of 2016 as compared to 25.5% for the same period of 2015. The increase in the expense ratio was due predominately to the impact of lower net premiums earned as well as increased operating expenses referenced above.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $20.1 million for the three months ended March 31, 2016, which was $2.2 million, or 10%, less than the $22.3 million reported for the same period in 2015. The decrease in gross premium was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015. Net premiums written were $17.7 million for the three months ended March 31, 2016 as compared to $20.3 million reported for the same period in 2015. The lower net premiums written were primarily due to the workers compensation renewal rights agreement.

Total revenue for the Standard Commercial Segment of $18.0 million for the three months ended March 31, 2016, was $2.4 million, or 12%, less than the $20.4 million reported for the same period in 2015. This decrease in total revenue was due to a $2.9 million decrease in net premiums earned primarily as a result of the workers compensation renewal rights agreement, partially offset by higher net investment income of $0.1 million and higher commission and fees of $0.4 million.

Our Standard Commercial Segment reported pre-tax income of $1.4 million for the three months ended March 31, 2016 which was $0.5 million, or 25%, less than the $1.9 million reported for the same period of 2015. The decrease in pre-tax income was the result of the decreased revenue discussed above, partially offset by lower loss and LAE of $1.4 million and lower operating expenses of $0.5 million.

The Standard Commercial Segment reported a net loss ratio of 66.5% for the three months ended March 31, 2016 as compared to 63.7% for the same period of 2015. The gross loss ratio before reinsurance for the three months ended March 31, 2016 was 65.8% as compared to the 57.2% reported for the same period of 2015. The increase in the gross and net loss ratios was driven by favorable prior year reserve development of $0.4 million recognized during the three months ended March 31, 2016 as compared to favorable prior year reserve development of $1.4 million during the same period of 2015. The Standard Commercial Segment reported a net expense ratio of 34.2% for the first quarter of 2016 as compared to 31.8% for the same period of 2015. The increase in the expense ratio is primarily due to the decreased earned premium partially offset by lower operating expenses.

Personal Segment

Gross premiums written for the Personal Segment were $20.9 million for the three months ended March 31, 2016 as compared to $21.0 million for the same period in the prior year. Net premiums written for our Personal Segment were $11.1 million in the first quarter of 2016, which was a decrease of $0.2 million, or 2%, from the $11.3 million reported for the first quarter of 2015.

Total revenue for the Personal Segment increased 40% to $12.1 million for the first quarter of 2016 from $8.7 million for the first quarter of 2015. The increase in revenue was primarily due to higher net premiums earned of $3.2 million due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014, increased finance charges of $0.1 million and increased net investment income of $0.1 million.

Pre-tax loss for the Personal Segment was $1.1 million for the three months ended March 31, 2016 as compared to pre-tax loss of $0.3 million for the same period of 2015. The increase in the pre-tax loss was the result of increased losses and LAE of $3.6 million and increased operating expenses of $0.6 million for the three months ended March 31, 2016 as compared to the same period during 2015, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 95.1% for the three months ended March 31, 2016 as compared to 86.8% for the same period of 2015. The gross loss ratio before reinsurance was 90.2% for the three months ended March 31, 2016 as compared to 77.9% for the same period in 2015. The higher gross and net loss ratios were primarily the result of higher current accident year loss trends as well as $1.0 million of unfavorable prior year net loss reserve development for the three months ended March 31, 2016 as compared to $0.5 million of unfavorable development for the same period in the prior year. The Personal Segment reported a net expense ratio of 19.1% for the first quarter of 2016 as compared to 21.1% for the same period of 2015. The decrease in the expense ratio was due predominately to the impact of the change in terms of the quota share reinsurance agreement referenced above.

Corporate

Total revenue for Corporate decreased by $0.8 million for the three months ended March 31, 2016 as compared to the same period the prior year. This decrease in total revenue was due to net realized losses recognized on our investment portfolio of $0.2 million for the three months ended March 31, 2016 as compared to the net realized gains of $0.6 million for the same period of 2015.

Corporate pre-tax loss was $4.7 million for the three months ended March 31, 2016 as compared to pre-tax loss of $3.6 million for the same period of 2015. The increase in pre-tax loss was primarily due to the decreased revenue discussed above and higher operating expenses of $0.3 million due primarily as a result of higher salary and related expenses of $0.2 million and higher other operating expenses of $0.1 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2016, Hallmark had $8.7 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $7.2 million as of March 31, 2016. As of that date, our insurance subsidiaries held $71.6 million of unrestricted cash and cash equivalents as well as $564.8 million in debt securities with an average modified duration of 2.9 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2016, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $18.5 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2016 and 2015, our insurance company subsidiaries paid $2.3 million and $2.0 million in dividends to Hallmark, respectively.

Comparison of March 31, 2016 to December 31, 2015

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2016 were $701.6 million compared to $693.3 million at December 31, 2015. The primary reason for this increase in unrestricted cash and investments was the collection of an unsettled investment disposal during the first quarter of 2016.

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

Net cash used in our consolidated operating activities was $1.3 million for the first three months of 2016 as compared to net cash provided of $3.7 million for the first three months of 2015. The decrease in operating cash flow was primarily due to increased paid losses including timing of reinsurance claim settlements, partially offset by lower net paid operating expenses and increased net collected premiums.

Net cash used in investing activities during the first three months of 2016 was $24.4 million as compared to $4.2 million during the first three months of 2015.  The increase in cash used by investing activities during the first three months of 2016 was comprised of an increase in purchases of debt and equity securities of $31.6 million and a decrease in transfers from restricted cash of $2.3 million, partially offset by a $13.5 million increase in maturities, sales and redemptions of investment securities and a decrease in purchases of property and equipment of $0.2 million.

Cash used in financing activities during the first three months of 2016 was $1.3 million as a result of the repurchase of our common stock. Cash used in financing activities during the first three months of 2015 was $0.1 million as a result of $0.3 million related to the repurchase of our common stock, partially offset by $0.2 million related to proceeds from the exercise of employee stock options

Credit Facilities

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement (the “First Amendment”) and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost. The First Amendment amended the existing Second Restated Credit Agreement with Frost to incorporate the additional credit facility reflected by the Facility B Agreement.

The Facility B Agreement provides a new $30.0 million revolving credit facility (“Facility B”), in addition to the existing $15.0 million revolving credit facility with Frost. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under the Facility B until December 17, 2017, at which time all amounts outstanding under the Facility B are converted to a term loan. In connection with Facility B, we paid Frost a one-time commitment fee of $75,000 and will pay Frost an additional quarterly fee through December 17, 2017 of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2017, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2017 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest become due and payable on December 17, 2022. The obligations under Facility B are secured by the same collateral as the existing credit facility, being a security interest in the capital stock of AHIC and HIC.  Facility B is subject to the same covenants as the existing credit facility. As of March 31, 2016, we had $30.0 million outstanding under Facility B.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2016, the balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.88% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2016, the balance of our Trust II subordinated debt was $25.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2015.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

During the third quarter of 2015, we paid $1.2 million to the sellers of the subsidiaries comprising our Workers Compensation operating unit in fulfillment of the contingent purchase price. The sellers have disputed the calculation of the amount paid and assert that an additional $1.8 million is due. We disagree with this assertion and believe that our calculation of the contingent purchase price was substantially correct. Pursuant to the terms of the acquisition agreement, an independent actuary has been engaged to resolve this matter.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2016 related to this matter.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2015.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2016:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

January 1-31, 2016	89,592	$11.12	2,117,244	1,882,756
February 1-29, 2016	-	$-	2,117,244	1,882,756
March 1-31, 2016	28,187	$10.55	2,145,431	1,854,569

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

10(a)	Assignment and Assumption of Lease Agreement and Bill of Sale between Equitymetrix, LLC and Hallmark Financial Services, Inc. dated to be effective March 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 2, 2016).

10(b)	Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated March 25, 2009, as amended by First Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated February 3, 2010, Second Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated July 2, 2013, and Third Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated February 25, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 2, 2016).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 5, 2016	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: May 5, 2016	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President