Form 10-Q
period 2016-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2016-08-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 18,613,268 shares outstanding as of August 8, 2016.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:

Debt securities, available-for-sale, at fair value (cost: $567,989 in 2016 and $538,629 in 2015)	$569,271	$531,325

Equity securities, available-for-sale, at fair value (cost: $30,249 in 2016 and $24,951 in 2015)	49,460	47,504

Total investments	618,731	578,829

Cash and cash equivalents	91,940	114,446
Restricted cash	9,242	8,522
Ceded unearned premiums	74,610	65,094
Premiums receivable	97,059	83,376
Accounts receivable	2,016	2,005
Receivable for securities	1,394	10,424
Reinsurance recoverable	124,865	114,287
Deferred policy acquisition costs	20,624	20,366
Goodwill	44,695	44,695
Intangible assets, net	13,726	14,959
Deferred federal income taxes, net	2,174	3,360
Federal income tax recoverable	260	1,779
Prepaid expenses	4,637	3,213
Other assets	10,748	10,192

Total assets	$1,116,721	$1,075,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $1,027 in 2016 and $1,053 in 2015)	55,675	55,649
Reserves for unpaid losses and loss adjustment expenses	443,612	450,878
Unearned premiums	236,767	216,407
Reinsurance balances payable	45,055	33,741
Pension liability	2,429	2,496
Payable for securities	12,626	1,097
Accounts payable and other accrued expenses	24,462	23,253
Total liabilities	$850,626	$813,521

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2016 and 2015	3,757	3,757
Additional paid-in capital	123,650	123,480
Retained earnings	146,641	141,501
Accumulated other comprehensive income	10,864	7,418
Treasury stock (2,204,267 shares in 2016 and 1,775,512 in 2015), at cost	(18,817)	(14,130)
Total stockholders' equity	266,095	262,026
	$1,116,721	$1,075,547

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross premiums written	$144,037	$133,508	$272,484	$258,567
Ceded premiums written	(48,794)	(39,203)	(89,615)	(73,888)
Net premiums written	95,243	94,305	182,869	184,679
Change in unearned premiums	(7,545)	(5,829)	(10,844)	(9,507)
Net premiums earned	87,698	88,476	172,025	175,172

Investment income, net of expenses	3,994	3,711	7,873	6,556
Net realized (losses) gains	(2,177)	3,439	(2,404)	4,023
Finance charges	1,348	1,482	2,789	2,781
Commission and fees	155	(110)	732	(101)
Other income	34	199	65	216
Total revenues	91,052	97,197	181,080	188,647

Losses and loss adjustment expenses	58,502	59,725	113,897	115,815
Other operating expenses	29,323	26,446	56,219	52,360
Interest expense	1,123	1,134	2,254	2,274
Amortization of intangible assets	617	617	1,234	1,234

Total expenses	89,565	87,922	173,604	171,683

Income before tax	1,487	9,275	7,476	16,964
Income tax expense	421	2,899	2,336	5,245
Net income	1,066	6,376	5,140	11,719

Net income per share:

Basic	$0.06	$0.33	$0.27	$0.61
Diluted	$0.06	$0.33	$0.27	$0.60

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$1,066	$6,376	$5,140	$11,719

Other comprehensive income (loss):

Change in net actuarial gain	29	26	57	52

Tax effect on change in net actuarial gain	(10)	(9)	(20)	(18)

Unrealized holding gains (losses) arising during the period	4,358	(4,106)	5,729	2,963

Tax effect on unrealized holding gains (losses) arising during the period	(1,525)	1,437	(2,005)	(1,037)

Reclassification adjustment for (gains) losses included in net income	(410)	(4,992)	(484)	(5,853)

Tax effect on reclassification adjustment for gains (losses) included in net income	143	1,747	169	2,048

Other comprehensive income (loss), net of tax	2,585	(5,897)	3,446	(1,845)

Comprehensive income	$3,651	$479	$8,586	$9,874

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,619	123,555	123,480	123,194
Equity based compensation	89	166	228	537
Shares issued under employee benefit plans	(58)	(103)	(58)	(113)
Balance, end of period	123,650	123,618	123,650	123,618

Retained Earnings
Balance, beginning of period	145,575	124,981	141,501	119,638
Net income	1,066	6,376	5,140	11,719
Balance, end of period	146,641	131,357	146,641	131,357

Accumulated Other Comprehensive Income
Balance, beginning of period	8,279	21,853	7,418	17,801
Additional minimum pension liability, net of tax	19	17	37	34
Unrealized holding gains (losses) arising during period, net of tax	2,833	(2,669)	3,724	1,926
Reclassification adjustment for (gains) losses included in net income, net of tax	(267)	(3,245)	(315)	(3,805)
Balance, end of period	10,864	15,956	10,864	15,956

Treasury Stock
Balance, beginning of period	(15,423)	(12,428)	(14,130)	(12,353)
Acquisition of treasury stock	(3,452)	(443)	(4,745)	(730)
Shares issued under employee benefit plans	58	495	58	707
Balance, end of period	(18,817)	(12,376)	(18,817)	(12,376)

Total Stockholders' Equity	$266,095	$262,312	$266,095	$262,312

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,140	$11,719

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	1,923	1,448
Deferred federal income taxes	(669)	(1,834)
Net realized losses (gains)	2,404	(4,023)
Share-based payments expense	228	537
Change in ceded unearned premiums	(9,516)	(6,957)
Change in premiums receivable	(13,683)	(16,599)
Change in accounts receivable	(11)	1,013
Change in deferred policy acquisition costs	(258)	(564)
Change in unpaid losses and loss adjustment expenses	(7,266)	29,192
Change in unearned premiums	20,360	16,464
Change in reinsurance recoverable	(10,578)	(2,865)
Change in reinsurance balances payable	11,314	6,065
Change in current federal income tax recoverable	1,519	2,039
Change in all other liabilities	1,167	(2,345)
Change in all other assets	260	(412)

Net cash provided by operating activities	2,334	32,878

Cash flows from investing activities:
Purchases of property and equipment	(690)	(2,090)
Net transfers into restricted cash	(720)	(2,773)
Purchases of investment securities	(92,561)	(109,799)
Maturities, sales and redemptions of investment securities	73,876	67,489

Net cash used in investing activities	(20,095)	(47,173)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	594
Purchase of treasury shares	(4,745)	(730)

Net cash used in financing activities	(4,745)	(136)

Decrease in cash and cash equivalents	(22,506)	(14,431)
Cash and cash equivalents at beginning of period	114,446	130,985

Cash and cash equivalents at end of period	$91,940	$116,554

Supplemental cash flow information:

Interest paid	$2,254	$2,274

Income taxes paid	$1,486	$5,040

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$9,030	$(1,635)

Change in payable for securities related to investment purchases that settled after the balance sheet date	$11,529	$2,091

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

We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our MGA Commercial Products operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas, Hallmark Insurance Company, Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our MGA Commercial Products operating unit and our Specialty Commercial operating unit. The Standard Commercial Segment includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines operating unit.

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

The interim financial data as of June 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Revolving Credit Facility Payable: A revolving credit facility with The Frost National Bank had a carried value of $30.0 million and a fair value of $30.2 million as of June 30, 2016.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.4% to 5.0% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.7 million and a fair value of $39.8 million as of June 30, 2016. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

3. Acquisitions, Dispositions and Business Combinations

During the third quarter of 2015 we paid $1.2 million to the sellers of the subsidiaries comprising our Workers Compensation operating unit pursuant to the terms of the acquisition agreement. The sellers disputed the calculation of the amount paid and, pursuant to the terms of the acquisition agreement, an independent actuary was engaged to resolve this matter. In accordance with the report of the independent actuary, we accrued during the second quarter of 2016 and paid during the third quarter of 2016 an additional $1.8 million to the sellers.

On June 30, 2015, Redpoint Comp Holdings LLC (“Purchaser”) acquired exclusive renewal rights to our current in-force Texas workers compensation policies, together with certain physical assets associated with the administration of such in-force policies. In consideration for such renewal rights and physical assets, Purchaser assumed certain office lease obligations and offered employment to certain of our employees associated with the Workers Compensation operating unit. Purchaser also agreed to administer the run-off of all of our current workers compensation policies and claims for a period of three years. In connection with the transaction, we made a one-time payment to the Purchaser of $83,000. We also agreed not to compete in the workers compensation line of insurance in the State of Texas (with certain exceptions) until after the assumed office lease obligations expire on October 31, 2017. We recorded a gain of $0.2 million during the second quarter of 2015 in connection with the transaction.

On September 15, 2015, we executed Amendment No. 1 to the sale agreement with the Purchaser. Pursuant to the Amendment, the Purchaser agreed to pay us $115,000 and administer the run-off of all of our workers compensation policies and claims in perpetuity or through final conclusion (rather than for three years as contemplated by the original agreement) in consideration of us assigning to Purchaser the commission on all unearned premiums on such policies as of July 1, 2015. We recorded an additional gain of $0.4 million during the third quarter of 2015 as a result of this Amendment No.1.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$72,157	$-	$72,157
Corporate bonds	-	179,521	-	179,521
Collateralized corporate bank loans	-	81,112	-	81,112
Municipal bonds	-	171,486	8,270	179,756
Mortgage-backed	-	56,725	-	56,725
Total debt securities	-	561,001	8,270	569,271

Total equity securities	49,195	-	265	49,460
Total debt and equity securities	$49,195	$561,001	$8,535	$618,731

	As of December 31, 2015
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$76,269	$-	$76,269
Corporate bonds	-	121,709	-	121,709
Collateralized corporate bank loans	-	81,596	-	81,596
Municipal bonds	-	178,281	14,087	192,368
Mortgage-backed	-	59,383	-	59,383
Total debt securities	-	517,238	14,087	531,325

Total equity securities	47,504	-	-	47,504
Total debt and equity securities	$47,504	$517,238	$14,087	$578,829

Due to significant unobservable inputs into the valuation model for certain municipal bonds and one equity security in illiquid markets, as of June 30, 2016, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. Changes in the unobservable inputs in the fair value measurement of these municipal bonds or equity security could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015 (in thousands):

Beginning balance as of January 1, 2016	$14,087
Sales	-
Settlements	(6,025)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	208
Transfers into Level 3	265
Transfers out of Level 3	-
Ending balance as of June 30, 2016	$8,535

Beginning balance as of January 1, 2015	$14,598

Sales	-
Settlements	(338)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(111)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2015	$14,149

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2016
U.S. Treasury securities and obligations of U.S. Government	$71,863	$294	$-	$72,157
Corporate bonds	178,306	1,680	(465)	179,521
Collateralized corporate bank loans	81,249	356	(493)	81,112
Municipal bonds	180,148	2,572	(2,964)	179,756
Mortgage-backed	56,423	439	(137)	56,725

Total debt securities	567,989	5,341	(4,059)	569,271

Total equity securities	30,249	20,327	(1,116)	49,460

Total debt and equity securities	$598,238	$25,668	$(5,175)	$618,731

As of December 31, 2015
U.S. Treasury securities and obligations of U.S. Government	$76,323	$7	$(61)	$76,269
Corporate bonds	122,894	637	(1,822)	121,709
Collateralized corporate bank loans	83,434	44	(1,882)	81,596
Municipal bonds	196,446	1,888	(5,966)	192,368
Mortgage-backed	59,532	155	(304)	59,383

Total debt securities	538,629	2,731	(10,035)	531,325

Total equity securities	24,951	23,391	(838)	47,504

Total debt and equity securities	$563,580	$26,122	$(10,873)	$578,829

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	-	-	80	-
Collateralized corporate bank loans	(36)	132	(18)	150
Municipal bonds	(44)	(16)	(68)	(42)
Mortgage-backed	-	53	-	240
Equity securities	490	4,823	490	5,505
Gain on investments	410	4,992	484	5,853
Other-than-temporary impairments	(2,587)	(1,553)	(2,888)	(1,830)
Net realized gains	$(2,177)	$3,439	$(2,404)	$4,023

We realized gross gains on investments of $0.6 million and $5.0 million during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively.  We realized gross losses on investments of $0.2 million and $25 thousand for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $53 thousand for the six months ended June 30, 2016 and 2015, respectively. We recorded proceeds from the sale of investment securities of $11.0 million and $15.2 million during the three months ended June 30, 2016 and 2015, respectively, and $15.9 million and $16.8 million for the six months ended June 30, 2016 and 2015, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	44,961	(465)	-	-	44,961	(465)
Collateralized corporate bank loans	37,748	(430)	4,316	(63)	42,064	(493)
Municipal bonds	14,803	(325)	17,860	(2,639)	32,663	(2,964)
Mortgage-backed	34,437	(135)	41	(2)	34,478	(137)
Total debt securities	131,949	(1,355)	22,217	(2,704)	154,166	(4,059)

Total equity securities	4,341	(435)	1,689	(681)	6,030	(1,116)
Total debt and equity securities	$136,290	$(1,790)	$23,906	$(3,385)	$160,196	$(5,175)

	As of December 31, 2015
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$41,428	$(61)	$-	$-	$41,428	$(61)
Corporate bonds	96,475	(1,822)	-	-	96,475	(1,822)
Collateralized corporate bank loans	65,868	(1,758)	3,532	(124)	69,400	(1,882)
Municipal bonds	44,525	(488)	25,310	(5,478)	69,835	(5,966)
Mortgage-backed	36,251	(302)	48	(2)	36,299	(304)
Total debt securities	284,547	(4,431)	28,890	(5,604)	313,437	(10,035)

Total equity securities	6,584	(838)	-	-	6,584	(838)

Total debt and equity securities	$291,131	$(5,269)	$28,890	$(5,604)	$320,021	$(10,873)

At June 30, 2016, the gross unrealized losses more than twelve months old were attributable to 32 debt security positions. At December 31, 2015, the gross unrealized losses more than twelve months old were attributable to 39 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary. We recognized $2.9 million of other-than-temporary impairments for the six months ended June 30, 2016 related to six municipal bond securities and two bank loans in the energy sector.

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

The amortized cost and estimated fair value of debt securities at June 30, 2016 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$82,681	$82,667
Due after one year through five years	272,930	274,259
Due after five years through ten years	99,094	98,222
Due after ten years	56,861	57,398
Mortgage-backed	56,423	56,725
	$567,989	$569,271

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $20.7 million and $17.6 million at June 30, 2016 and December 31, 2015, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

We recorded $1.0 million and $2.8 million of net favorable prior years’ loss development during the three and six months ended June 30, 2016, respectively. For the year to date, the $2.8 million net favorable development was attributable to $5.8 million net favorable development on claims incurred in the 2015 accident year and $1.1 million net favorable development on claims incurred in the 2011 and prior accident years, partially offset by $0.3 million net unfavorable development on claims incurred in the 2014 accident year, $2.4 million net unfavorable development in the 2013 accident year and $1.4 million of net unfavorable development in the 2012 accident year. During the six months ended June 30, 2016, our Standard Commercial P&C operating unit accounted for $0.7 million of the net favorable development, our Workers Compensation operating unit accounted for $3.0 million of the net favorable development, our MGA Commercial Products operating unit accounting for $1.2 million of the net favorable development and our Specialty Commercial operating unit accounted for $0.4 million of the net favorable development. These favorable developments were partially offset by net unfavorable development of $2.5 million in our Specialty Personal Lines operating unit during the first half of 2016.

The net favorable development for our Standard Commercial P&C operating unit of $0.7 million was driven primarily by net favorable claims development in our general liability line of business in the 2015 and prior accident years, partially offset by net unfavorable claims development in our occupational accident line of business in the 2015, 2014 and 2013 accident years. The net favorable development of $3.0 million for our Workers Compensation operating unit was attributable to the 2015 and prior accident years. The net favorable development of $1.2 million in our MGA Commercial Products operating unit was primarily driven by net favorable development in our commercial auto liability and general liability lines of business in the 2015 and 2011 accident years, partially offset by net unfavorable development in the 2014, 2013 and 2012 accident years. The net favorable development of $0.4 million in our Specialty Commercial operating unit consisted of $0.1 million of net favorable development in our general aviation line of business, $0.1 million of net favorable development in our commercial excess liability line of business and $0.2 million of net favorable development in our medical professional liability line of business. The net unfavorable development for our Specialty Personal Lines operating unit of $2.5 million was mostly attributable to the 2015 and 2013 accident years.

We recorded $0.4 million and $1.5 million of net favorable prior years’ loss development during the three and six months ended June 30, 2015, respectively. For the year to date, the $1.5 million net favorable development was attributable to $1.6 million net favorable development on claims incurred in the 2014 accident year and $0.6 million net favorable development on claims incurred in the 2011 and prior accident years, partially offset by $0.6 million net unfavorable development on claims incurred in the 2013 accident year and $0.1 million of net unfavorable development on claims incurred in the 2012 accident year. During the six months ended June 30, 2015, our Standard Commercial P&C operating unit accounted for $2.5 million of the net favorable development, our Workers Compensation operating unit accounted for $0.4 million of the net favorable development and our Specialty Commercial operating unit accounted for $0.9 million of the net favorable development. These favorable developments were partially offset by net unfavorable development of $1.1 million in our MGA Commercial Products operating unit and $1.2 million net unfavorable development in our Specialty Personal Lines operating unit during the first half of 2015.

The net favorable development for our Standard Commercial P&C operating unit of $2.5 million was driven primarily by net favorable claims development in our commercial property and general liability lines of business in the 2013 and 2011 and prior accident years. The net favorable development of $0.4 million for our Workers Compensation operating unit was primarily attributable to the 2013 and 2012 accident years. The net favorable development of $0.9 million in our Specialty Commercial operating unit consisted of $0.5 million of net favorable development in our general aviation line of business, $0.3 million of net favorable development in our commercial excess liability line of business and $0.1 million of net favorable development in our medical professional liability line of business. The net unfavorable development of $1.1 million in our MGA Commercial Products operating unit was primarily driven by net unfavorable development in our commercial auto liability and general liability lines of business. The net unfavorable development for our Specialty Personal Lines operating unit of $1.2 million was primarily attributable to the 2014 and 2011 and prior accident years.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of June 30, 2016, there were outstanding incentive stock options to purchase 502,574 shares of our common stock, non-qualified stock options to purchase 304,157 shares of our common stock and restricted stock units representing the right to receive up to 177,755 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of June 30, 2016, restricted stock units representing the right to receive up to 149,196 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of June 30, 2016.

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

A summary of the status of our stock options as of June 30, 2016 and changes during the six months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2016	869,113	$9.51
Granted	-
Exercised	-
Forfeited or expired	(62,382)	$11.58
Outstanding at June 30, 2016	806,731	$9.35	2.1	$2,046
Exercisable at June 30, 2016	806,731	$9.35	2.1	$2,046

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Intrinsic value of options exercised	$-	$268	$-	$382

Cost of share-based payments (non-cash)	$-	$41	$38	$80

Income tax benefit of share-based payments recognized in income	$-	$7	$8	$15

As of June 30, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first six months of 2016 or 2015.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. We incurred compensation expense of $89 thousand and $190 thousand related to restricted stock units during the three and six months ended June 30, 2016. We incurred compensation expense of $125 thousand and $457 thousand related to restricted stock units during the three and six months ended June 30, 2015. We recorded an income tax benefit of $32 thousand and $67 thousand related to restricted stock units during the three and six months ended June 30, 2016. We recorded an income tax benefit of $44 thousand and $160 thousand related to restricted stock units during the three and six months ended June 30, 2015.

A summary of the status of our restricted stock units as of June 30, 2016 and changes during the six months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2016	296,571
Granted	-
Vested	(7,144)
Forfeited	(71,460)
Non-vested at June 30, 2016	217,967

As of June 30, 2016, there was $0.6 million of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP and 2015 LTIP, of which $0.2 million is expected to be recognized during the remainder of 2016, $0.3 million is expected to be recognized in 2017 and $0.1 million is expected to be recognized in 2018.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Specialty Commercial Segment	$63,040	$62,418	$123,623	$124,675
Standard Commercial Segment	18,219	20,083	36,211	40,464
Personal Segment	12,147	11,727	24,237	20,380
Corporate	(2,354)	2,969	(2,991)	3,128
Consolidated	$91,052	$97,197	$181,080	$188,647

Pre-tax income (loss):
Specialty Commercial Segment	$7,287	$7,727	$17,599	$17,448
Standard Commercial Segment	3,011	2,468	4,427	4,354
Personal Segment	(1,014)	(76)	(2,097)	(372)
Corporate	(7,797)	(844)	(12,453)	(4,466)
Consolidated	$1,487	$9,275	$7,476	$16,964

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015
Assets
Specialty Commercial Segment	$695,064	$660,263
Standard Commercial Segment	161,878	156,722
Personal Segment	237,829	239,632
Corporate	21,950	18,930
	$1,116,721	$1,075,547

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2016 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Ceded earned premiums	$41,118	$33,993	$80,098	$66,932
Reinsurance recoveries	$24,420	$23,931	$48,369	$43,289

11. Revolving Credit Facility

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2016 we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement (the “First Amendment”) and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost. The First Amendment amended the existing Second Restated Credit Agreement with Frost to incorporate the additional credit facility reflected by the Facility B Agreement.

The Facility B Agreement provided a new $30.0 million revolving credit facility (“Facility B”), in addition to the existing $15.0 million revolving credit facility with Frost. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under the Facility B until December 17, 2017, at which time all amounts outstanding under the Facility B are converted to a term loan. In connection with Facility B, we paid Frost a one-time commitment fee of $75,000 and will pay Frost an additional quarterly fee through December 17, 2017 of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2017, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2017 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest become due and payable on December 17, 2022. The obligations under Facility B are secured by the same collateral as the existing credit facility, being a security interest in the capital stock of AHIC and HIC.  Facility B is subject to the same covenants as the existing credit facility. As of June 30, 2016, we had $30.0 million outstanding under Facility B.

12. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2016, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.90% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2016, the principal balance of our Trust II subordinated debt was $25.8 million.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Deferred	$(6,978)	$(4,003)	$(20,716)	$(7,721)
Amortized	7,091	3,823	20,458	7,157

Net	$113	$(180)	$(258)	$(564)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted average shares - basic	18,878	19,270	18,945	19,249
Effect of dilutive securities	174	176	170	183
Weighted average shares - assuming dilution	19,052	19,446	19,115	19,432

For the three and six months ended June 30, 2016, 385,000 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and six months ended June 30, 2015, 452,500 shares and 504,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$128	$130	$256	$259
Amortization of net loss	29	26	57	52
Expected return on plan assets	(162)	(176)	(323)	(351)
Net periodic pension cost	$(5)	$(20)	$(10)	$(40)
Contributed amount	$-	$-	$-	$-

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the first six months ended June 30, 2016 and 2015 was 31.2% and 30.9%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to pre-tax income.

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

In November 2015, one of the subsidiaries in our MGA Commercial operating unit, Hallmark Specialty Underwriters, Inc. (“HSU”), was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2010 through December 31, 2013 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas (generally referred to as “producing agents”) deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. In addition, effective January 1, 2012 the Texas legislature enacted House Bill 3410 (HB3410) which allows an MGU to contractually pass the collection, payment and administration of surplus lines taxes down to another Texas licensed surplus line agent.

The Comptroller has asserted that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owes $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of June 30, 2016 related to this matter.

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2016 and 2015 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2014	$(2,600)	$20,401	$17,801
Other comprehensive income :
Change in net actuarial gain	52	-	52
Tax effect on change in net actuarial gain	(18)	-	(18)
Net unrealized holding losses arising during the period	-	2,963	2,963
Tax effect on unrealized losses arising during the period	-	(1,037)	(1,037)
Reclassification adjustment for gains included in net realized gains	-	(5,853)	(5,853)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,048	2,048
Other comprehensive income, net of tax	34	(1,879)	(1,845)
Balance at June 30, 2015	$(2,566)	$18,522	$15,956

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income :
Change in net actuarial gain	57	-	57
Tax effect on change in net actuarial gain	(20)	-	(20)
Net unrealized holding gains arising during the period	-	5,729	5,729
Tax effect on unrealized gains arising during the period	-	(2,005)	(2,005)
Reclassification adjustment for gains included in net realized gains	-	(484)	(484)
Tax effect on reclassification adjustment for gains included in income tax expense	-	169	169
Other comprehensive income, net of tax	37	3,409	3,446
Balance at June 30, 2016	$(2,535)	$13,399	$10,864

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

Results of Operations

Management overview. During the three and six months ended June 30, 2016, our total revenues were $91.1 million and $181.1 million, representing a decrease of 6% and 4%, respectively, from the $97.2 million and $188.6 million in total revenues for the same periods of 2015.  This decrease in revenue was primarily attributable to realized losses recognized on our investment portfolio during the three and six months ended June 30, 2016 as compared to realized gains recognized during the prior periods and lower net premiums earned, partially offset by higher net investment income and higher commission and fee revenue. The decreased net earned premiums were due primarily to lower premiums written in our Workers Compensation operating unit due to a renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015, as well as the impact on net premiums earned of lower net premiums written in our Specialty Commercial Segment during the fourth quarter of 2015 impacting year-to-date net earned premium, partially offset by increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014 in our Personal Segment.

The decrease in revenue for the three and six months ended June 30, 2016 was partially offset by lower loss and loss adjustment expenses (“LAE”) of $1.2 million and $1.9 million, respectively, as compared to the same period in 2015. The decrease in loss and LAE was primarily the result of lower current accident year non-catastrophe loss trends and favorable net prior year development in our Standard Commercial Segment, partially offset by higher current accident year catastrophe losses in our Standard Commercial Segment. We recorded an aggregate of $8.3 million of net catastrophe losses during the six months ended June 30, 2016 as compared to net catastrophe losses of $3.7 million for the same period of 2015. We recorded net favorable prior year loss reserve development of $2.8 million for the six months ended June 30, 2016 as compared to $1.5 million of favorable prior year development for the same period of 2015. Other operating expenses increased due mostly as a result of a $1.8 million accrual to the earn-out related to the previous acquisition of TBIC during the second quarter of 2016 and increased salary and related expenses, partially offset by lower production related expenses in our Specialty Commercial Segment.

We reported net income of $1.1 million and $5.1 million for the three and six months ended June 30, 2016 as compared to net income of $6.4 million and $11.7 million for the same period of 2015. On a diluted basis per share, we reported net income of $0.06 per share for the three months ended June 30, 2016, as compared to net income of $0.33 per share for the same period in 2015.  On a diluted basis per share, we reported net income of $0.27 per share for the six months ended June 30, 2016, as compared to net income of $0.60 per share for the same period in 2015.

Second Quarter 2016 as Compared to Second Quarter 2015

The following is additional business segment information for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross premiums written	$103,717	$89,891	$21,024	$22,176	$19,296	$21,441	$-	$-	$144,037	$133,508

Ceded premiums written	(37,538)	(27,509)	(2,210)	(2,073)	(9,046)	(9,621)	-	-	(48,794)	(39,203)
Net premiums written	66,179	62,382	18,814	20,103	10,250	11,820	-	-	95,243	94,305

Change in unearned premiums	(6,410)	(3,019)	(1,473)	(1,029)	338	(1,781)	-	-	(7,545)	(5,829)

Net premiums earned	59,769	59,363	17,341	19,074	10,588	10,039	-	-	87,698	88,476

Total revenues	63,040	62,418	18,219	20,083	12,147	11,727	(2,354)	2,969	91,052	97,197

Losses and loss adjustment expenses	39,518	39,649	9,369	11,380	9,615	8,696	-	-	58,502	59,725

Pre-tax income (loss)	7,287	7,727	3,011	2,468	(1,014)	(76)	(7,797)	(844)	1,487	9,275

Net loss ratio (1)	66.1%	66.8%	54.0%	59.7%	90.8%	86.6%			66.7%	67.5%

Net expense ratio (1)	26.2%	25.5%	34.0%	33.6%	23.7%	21.8%			29.2%	28.6%

Net combined ratio (1)	92.3%	92.3%	88.0%	93.3%	114.5%	108.4%			95.9%	96.1%

Favorable (Unfavorable) Prior Year Development	(753)	(407)	3,316	1,536	(1,523)	(714)			1,040	415

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $103.7 million for the three months ended June 30, 2016, which was $13.8 million, or 15%, more than the $89.9 million reported for the same period of 2015. Net premiums written were $66.2 million for the three months ended June 30, 2016 as compared to $62.4 million for the same period of 2015. The increase in gross and net premiums were primarily due to increased production in both our MGA Commercial Products and Specialty Commercial operating units.

The $63.0 million of total revenue for the three months ended June 30, 2016 was $0.6 million more than the $62.4 million reported by the Specialty Commercial Segment for the same period in 2015. This increase in revenue was primarily due to higher net premiums earned of $0.4 million due primarily to increased production in our Specialty Commercial operating unit, partially offset by the impact on net premiums earned of lower net premiums written in our Specialty Commercial operating unit during the fourth quarter of 2015. Further contributing to this increase in revenue was higher net investment income of $0.1 million and higher commission and fees of $0.1 million for the three months ended June 30, 2016 as compared to the same period of 2015.

Pre-tax income for the Specialty Commercial Segment of $7.3 million for the second quarter of 2016 was $0.4 million lower than the $7.7 million reported for the same period in 2015. The decrease in pre-tax income was primarily the result of higher operating expenses of $1.1 million, partially offset by lower loss and LAE expenses of $0.1 million and the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $0.9 million increase in loss and LAE due largely to $1.1 million unfavorable prior year loss reserve development recognized during the three months ended June 30, 2016 as compared to $0.8 million unfavorable prior year loss reserve development during the same period of 2015, as well as catastrophe losses of $0.5 million for the three months ended June 30, 2016 as compared to $0.2 million reported for the same period the prior year. Our Specialty Commercial operating unit reported a $1.0 million decrease in loss and LAE which consisted of (a) a $1.4 million decrease in loss and LAE attributable to our satellite launch insurance line of business due primarily to favorable current accident year loss trends, (b) a $0.1 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business, (c) a $0.1 million increase in loss and LAE attributable to our medical professional liability insurance products, (d) a $0.1 million increase in loss and LAE in our general aviation line of business due primarily to higher current accident year loss trends, and (e) a $0.1 million increase in loss and LAE attributable to our primary/excess property insurance products due to increase premium production. The $1.1 million increase in operating expense was the combined result of increased salary and related expenses of $1.5 million, increased occupancy and other expenses of $0.2 million, partially offset by lower production related expenses of $0.6 million.

The Specialty Commercial Segment reported a net loss ratio of 66.1% for the three months ended June 30, 2016 as compared to 66.8% for the same period during 2015. The gross loss ratio before reinsurance was 62.1% for the three months ended June 30, 2016 as compared to 67.0% for the same period in 2015. The lower gross and net loss ratios were primarily the result of lower current accident year loss trends in our satellite launch insurance line of business for the three months ended June 30, 2016 as compared to the same period in 2015. The Specialty Commercial Segment reported $0.8 million net unfavorable prior year loss reserve development for the three months ended June 30, 2016 as compared to $0.4 million net unfavorable prior year loss reserve development for the same period of 2015. The Specialty Commercial Segment reported a net expense ratio of 26.2% for the second quarter of 2016 as compared to 25.5% for the same period of 2015. The increase in the expense ratio was due predominately to the impact of increased operating expenses referenced above.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.0 million for the three months ended June 30, 2016, which was $1.2 million, or 5%, less than the $22.2 million reported for the same period in 2015. The decrease in gross premium was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015. Net premiums written were $18.8 million for the three months ended June 30, 2016 as compared to $20.1 million reported for the same period in 2015. The lower net premiums written were also primarily due to the workers compensation renewal rights agreement.

Total revenue for the Standard Commercial Segment of $18.2 million for the three months ended June 30, 2016, was $1.9 million, or 9%, less than the $20.1 million reported for the same period in 2015. This decrease in total revenue was due to a $1.7 million decrease in net premiums earned primarily as a result of the workers compensation renewal rights agreement, lower net investment income of $0.1 million and a $0.2 million gain on the sale of our workers compensation renewal rights recorded during the second quarter of 2015, partially offset by lower adverse profit share adjustment of $0.1 million.

Our Standard Commercial Segment reported pre-tax income of $3.0 million for the three months ended June 30, 2016 which was $0.5 million, or 22%, more than the $2.5 million reported for the same period of 2015. The increase in pre-tax income was the result of lower loss and LAE of $2.0 million and lower operating expenses of $0.4 million, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 54.0% for the three months ended June 30, 2016 as compared to 59.7% for the same period of 2015. The gross loss ratio before reinsurance for the three months ended June 30, 2016 was 47.7% as compared to the 65.5% reported for the same period of 2015. The lower gross and net loss ratios resulted primarily from lower current accident year non-catastrophe loss trends and favorable net loss reserve development, partially offset by higher current accident year catastrophe losses. During the three months ended June 30, 2016 and 2015, the Standard Commercial Segment reported favorable net loss reserve development of $3.3 million and $1.5 million, respectively. The gross and net loss ratios for the three months ended June 30, 2016 include $6.7 million of catastrophe related losses. The gross and net loss ratios for the three months ended June 30, 2015 include $2.8 million of catastrophe related losses. The Standard Commercial Segment reported a net expense ratio of 34.0% for the second quarter of 2016 as compared to 33.6% for the same period of 2015. The increase in the expense ratio was primarily due to the decreased earned premium, partially offset by lower operating expenses.

Personal Segment

Gross premiums written for the Personal Segment were $19.3 million for the three months ended June 30, 2016 as compared to $21.4 million for the same period in the prior year. Net premiums written for our Personal Segment were $10.3 million in the second quarter of 2016, which was a decrease of $1.5 million, or 13%, from the $11.8 million reported for the second quarter of 2015.

Total revenue for the Personal Segment increased 4% to $12.1 million for the second quarter of 2016 from $11.7 million for the second quarter of 2015. The increase in revenue was primarily due to higher net premiums earned of $0.5 million due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014, partially offset by lower finance charges of $0.1 million.

Pre-tax loss for the Personal Segment was $1.0 million for the three months ended June 30, 2016 as compared to pre-tax loss of $0.1 million for the same period of 2015. The increase in the pre-tax loss was the result of increased losses and LAE of $0.9 million and increased operating expenses of $0.4 million for the three months ended June 30, 2016 as compared to the same period during 2015, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 90.8% for the three months ended June 30, 2016 as compared to 86.6% for the same period of 2015. The gross loss ratio before reinsurance was 89.2% for the three months ended June 30, 2016 as compared to 78.3% for the same period in 2015. The higher gross and net loss ratios were primarily the result of $1.5 million of unfavorable prior year net loss reserve development for the three months ended June 30, 2016 as compared to $0.7 million of net unfavorable development for the same period in the prior year, partially offset by lower current accident year loss trends. The increase in operating expenses of $0.4 million was the combined result of $0.2 million increase in production related expenses and a $0.2 million increase in other operating expenses driven by our investment in technology. The Personal Segment reported a net expense ratio of 23.7% for the second quarter of 2016 as compared to 21.8% for the same period of 2015. The increase in the expense ratio was due predominately to higher operating expenses referenced above.

Corporate

Total revenue for Corporate decreased by $5.3 million for the three months ended June 30, 2016 as compared to the same period the prior year. This decrease in total revenue was due to net realized losses recognized on our investment portfolio of $2.2 million for the three months ended June 30, 2016 as compared to net realized gains of $3.4 million for the same period of 2015, partially offset by higher net investment income of $0.3 million.

Corporate pre-tax loss was $7.8 million for the three months ended June 30, 2016 as compared to pre-tax loss of $0.8 million for the same period of 2015. The increase in pre-tax loss was primarily due to the decreased revenue discussed above and higher operating expenses of $1.7 million primarily as a result of an additional $1.8 million earn-out accrued in conjunction with the previous acquisition of TBIC (which was subsequently paid in July 2016), partially offset by lower salary and related expenses of $0.1 million.

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

The following is additional business segment information for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross premiums written	$191,117	$171,657	$41,122	$44,485	$40,245	$42,425	$-	$-	$272,484	$258,567

Ceded premiums written	(66,201)	(50,599)	(4,562)	(4,033)	(18,852)	(19,256)	-	-	(89,615)	(73,888)
Net premiums written	124,916	121,058	36,560	40,452	21,393	23,169	-	-	182,869	184,679
Change in unearned premiums	(7,894)	(1,808)	(2,569)	(1,814)	(381)	(5,885)	-	-	(10,844)	(9,507)

Net premiums earned	117,022	119,250	33,991	38,638	21,012	17,284	-	-	172,025	175,172

Total revenues	123,623	124,675	36,211	40,464	24,237	20,380	(2,991)	3,128	181,080	188,647

Losses and loss adjustment expenses	73,931	76,982	20,438	23,850	19,528	14,983	-	-	113,897	115,815

Pre-tax income (loss)	17,599	17,448	4,427	4,354	(2,097)	(372)	(12,453)	(4,466)	7,476	16,964

Net loss ratio (1)	63.2%	64.6%	60.1%	61.7%	92.9%	86.7%			66.2%	66.1%
Net expense ratio (1)	27.0%	25.5%	34.1%	32.7%	21.4%	21.5%			29.4%	28.4%
Net combined ratio (1)	90.2%	90.1%	94.2%	94.4%	114.3%	108.2%			95.6%	94.5%

Favorable (Unfavorable) Prior Year Development	1,594	(196)	3,674	2,898	(2,511)	(1,226)			2,757	1,476

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $191.1 million for the six months ended June 30, 2016, which was $19.4 million, or 11%, more than the $171.7 million reported for the same period in 2015. The increase in gross premiums written was due to increased premium production in both our MGA Commercial Products and our Specialty Commercial operating units. Net premiums written were $124.9 million for the six months ended June 30, 2016 as compared to $121.1 million reported for the same period in 2015. The higher net premiums written were due primarily to increased production in both our MGA Commercial and Specialty Commercial operating units.

The $123.6 million of total revenue for the Specialty Commercial Segment for the six months ended June 30, 2016 was $1.1 million lower than the $124.7 million reported for the same period in 2015. This decrease in revenue was due to lower net premiums earned of $2.2 million due predominately to the impact on net premiums earned of lower net premiums written in our Specialty Commercial Segment during the fourth quarter of 2015, partially offset by higher net investment income of $0.9 million and higher commission and fees of $0.2 million.

Pre-tax income for the Specialty Commercial Segment of $17.6 million for the six months ended June 30, 2016 was $0.2 million higher than the $17.4 million reported for the same period in 2015. The increase in pre-tax income was primarily the result of lower loss and LAE expenses of $3.1 million, partially offset by higher operating expenses of $1.8 million and the decreased revenue discussed above.

Our MGA Commercial Products operating unit reported a $2.8 million decrease in loss and LAE due primarily to $1.2 million of favorable prior year net loss reserve development recognized for the six months ended June 30, 2016 as compared to $1.1 million unfavorable prior year net loss reserve development recognized for the same period of 2015. Our Specialty Commercial operating unit reported a $0.3 million decrease in loss and LAE which consisted of (a) a $1.4 million decrease in loss and LAE attributable to our satellite launch insurance line of business due primarily to favorable current accident year loss trends, (b) a $0.3 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business due primarily to $0.1 million favorable prior year net loss reserve development for the six months ended June 30, 2016 as compared to $0.3 million of favorable prior year net loss reserve development for the same period of 2015, (c) a $0.5 million increase in loss and LAE attributable to our medical professional liability insurance products due to higher current accident year loss trends partially offset by favorable prior year net loss reserve development of $0.2 million, (d) a $0.2 million increase in loss and LAE in our general aviation line of business due primarily to $0.1 million of favorable prior year net loss reserve development for the six months ended June 30, 2016 as compared to $0.5 million of favorable prior year net loss reserve development for the same period of 2015, and (e) a $0.1 million increase in loss and LAE attributable to our primary/excess property insurance products. The increase of $1.8 million in operating expense was the combined result of increased salary and related expenses of $2.9 million, higher travel related expenses of $0.1 million and higher other operating expenses of $0.3 million, partially offset by lower production related expenses of $1.5 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

The Specialty Commercial Segment reported a net loss ratio of 63.2% for the six months ended June 30, 2016 as compared to 64.6% for the same period during 2015. The gross loss ratio before reinsurance was 60.2% for the six months ended June 30, 2016 as compared to 64.6% for the same period in 2015. The lower gross and net loss ratios for the six months ended June 30, 2016 were primarily the result of $1.6 million favorable prior year net loss reserve development recognized for the six months ended June 30, 2016 as compared to $0.2 million unfavorable prior year net loss reserve development for the same period of 2015.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $41.1 million for the six months ended June 30, 2016, which was $3.4 million, or 8%, less than the $44.5 million reported for the same period in 2015. Net premiums written were $36.6 million for the six months ended June 30, 2016 as compared to $40.5 million reported for the same period in 2015. The decrease in premium volume was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede 100% of the unearned premium effective July 1, 2015.

Total revenue for the Standard Commercial Segment of $36.2 million for the six months ended June 30, 2016 was $4.3 million less than the $40.5 million reported during the same period in 2015. This 11% decrease in total revenue was mostly due to a $4.6 million decrease in net premiums earned primarily as a result of the workers compensation renewal rights agreement and a $0.2 million gain on the sale of our workers compensation renewal rights recorded during the second quarter of 2015, partially offset by a decreased adverse profit share commission revenue adjustment of $0.5 million.

Our Standard Commercial Segment reported pre-tax income of $4.4 million for both the six months ended June 30, 2016 and 2015. Lower loss and LAE expenses of $3.4 million and lower operating expenses of $0.9 million, were offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 60.1% for the six months ended June 30, 2016 as compared to 61.7% for the same period in 2015. The gross loss ratio before reinsurance for the six months ended June 30, 2016 was 56.6% as compared to the 61.3% reported for the same period of 2015. The lower gross and net loss ratios result primarily from lower current accident year non-catastrophe loss trends and favorable net loss reserve development partially offset by higher current accident year catastrophe losses. The gross and net loss ratios for the six months ended June 30, 2016 include $6.7 million of catastrophe related losses. The gross and net loss ratios for the six months ended June 30, 2015 include $2.8 million of catastrophe related losses. During the six months ended June 30, 2016 and 2015, the Standard Commercial Segment reported favorable prior year net loss reserve development of $3.7 million and $2.9 million, respectively. The Standard Commercial Segment reported a net expense ratio of 34.1% for the six months ended June 30, 2016 as compared to 32.7% for the same period of 2015. The increase in the expense ratio is primarily due to the decreased earned premium partially offset by lower operating expenses.

Personal Segment

Gross premiums written for the Personal Segment were $40.2 million for the six months ended June 30, 2016, which was $2.2 million, or 5%, less than the $42.4 million reported for the same period in 2015. Net premiums written for our Personal Segment were $21.4 million for the six months ended June 30, 2016, which was a decrease of $1.8 million, or 8%, from the $23.2 million reported for the same period of 2015.

Total revenue for the Personal Segment increased 19% to $24.2 million for the six months ended June 30, 2016 from $20.4 million for the same period during 2015. The increase in revenue was primarily due to higher net premiums earned of $3.7 million due mostly to increased retained premium under a renewed quota share reinsurance agreement effective October 1, 2014 and higher net investment income of $0.1 million.

Pre-tax loss for the Personal Segment was $2.1 million for the six months ended June 30, 2016 as compared to pre-tax loss of $0.4 million for the same period of 2015. The pre-tax loss was the result of increased losses and LAE of $4.5 million and increased operating expenses of $1.0 million for the six months ended June 30, 2016 as compared to the same period during 2015, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 92.9% for the six months ended June 30, 2016 as compared to 86.7% for the same period of 2015. The gross loss ratio before reinsurance was 89.7% for the six months ended June 30, 2016 as compared to 78.1% for the same period in 2015. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $2.5 million for the six months ended June 30, 2016 as compared to unfavorable development of $1.2 million for the same period in the prior year as well as higher current accident year loss trends. The increase in operating expenses of $1.0 million was the combined result of $0.4 million increase in other operating expenses driven by our investment in technology, a $0.3 million increase in production related expenses, a $0.2 million increase in salary and related expenses and a $0.1 million increase in professional service fees. The Personal Segment reported a net expense ratio of 21.4% for the six months ended June 30, 2016 as compared to 21.5% for the same period of 2015.

Corporate

Total revenue for Corporate decreased by $6.1 million for the six months ended June 30, 2016 as compared to the same period the prior year. This decrease in total revenue was due to net realized losses recognized on our investment portfolio of $2.4 million for the six months ended June 30, 2016 as compared to the net realized gains of $4.0 million for the same period of 2015, partially offset by higher net investment income of $0.3 million.

Corporate pre-tax loss was $12.5 million for the six months ended June 30, 2016 as compared to pre-tax loss of $4.5 million for the same period of 2015. The increase in pre-tax loss was primarily due to the decreased revenue discussed above and higher operating expenses of $1.9 million due primarily as a result of an additional $1.8 million earn-out accrued in conjunction with the previous acquisition of TBIC (which was subsequently paid in July 2016) and higher salary and related expenses of $0.1 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2016, Hallmark had $9.4 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $1.8 million as of June 30, 2016. As of that date, our insurance subsidiaries held $80.7 million of unrestricted cash and cash equivalents as well as $569.3 million in debt securities with an average modified duration of 2.6 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2016, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $18.5 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2016 and 2015, our insurance company subsidiaries paid $4.6 million and $4.0 million in dividends to Hallmark, respectively.

Comparison of June 30, 2016 to December 31, 2015

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2016 were $710.7 million compared to $693.3 million at December 31, 2015. The primary reasons for this increase in unrestricted cash and investments were the collection of an unsettled investment disposal and an increase in investment fair values.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

Net cash provided by our consolidated operating activities was $2.3 million for the first six months of 2016 as compared to $32.9 million for the first six months of 2015. The decrease in operating cash flow was primarily due to increased paid losses including timing of reinsurance claim settlements, partially offset by lower net paid operating expenses and increased net collected premiums.

Net cash used in investing activities during the first six months of 2016 was $20.1 million as compared to $47.2 million during the first six months of 2015.  The decrease in cash used by investing activities during the first six months of 2016 was comprised of a decrease in purchases of debt and equity securities of $17.2 million, a decrease in transfers to restricted cash of $2.1 million, a decrease in purchases of property and equipment of $1.4 million and an increase of $6.4 million in maturities, sales and redemptions of investment securities.

Cash used in financing activities during the first six months of 2016 was $4.7 million as a result of the repurchase of our common stock. Cash used in financing activities during the first six months of 2015 was $0.1 million as a result of $0.7 million related to the repurchase of our common stock, partially offset by $0.6 million related to proceeds from the exercise of employee stock options.

Credit Facilities

Our Second Restated Credit Agreement with The Frost National Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility. The outstanding balance of the revolving credit facility bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of the credit facility and letter of credit fees at the rate of 1.00% per annum. The revolving credit facility contains covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under this revolving credit facility.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement (the “First Amendment”) and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost. The First Amendment amended the existing Second Restated Credit Agreement with Frost to incorporate the additional credit facility reflected by the Facility B Agreement.

The Facility B Agreement provided a new $30.0 million revolving credit facility (“Facility B”), in addition to the existing $15.0 million revolving credit facility with Frost. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under the Facility B until December 17, 2017, at which time all amounts outstanding under the Facility B are converted to a term loan. In connection with Facility B, we paid Frost a one-time commitment fee of $75,000 and will pay Frost an additional quarterly fee through December 17, 2017 of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2017, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2017 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest become due and payable on December 17, 2022. The obligations under Facility B are secured by the same collateral as the existing credit facility, being a security interest in the capital stock of AHIC and HIC.  Facility B is subject to the same covenants as the existing credit facility. As of June 30, 2016, we had $30.0 million outstanding under Facility B.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2016, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 3.90% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2016, the principal balance of our Trust II subordinated debt was $25.8 million.

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

During the third quarter of 2015 we paid $1.2 million to the sellers of the subsidiaries comprising our Workers Compensation operating unit pursuant to the terms of the acquisition agreement. The sellers disputed the calculation of the amount paid and, pursuant to the terms of the acquisition agreement, an independent actuary was engaged to resolve this matter. In accordance with the report of the independent actuary, we accrued during the second quarter of 2016 and paid during the third quarter of 2016 an additional $1.8 million to the sellers.

In November 2015, one of the subsidiaries in our MGA Commercial operating unit, Hallmark Specialty Underwriters, Inc. (“HSU”), was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2010 through December 31, 2013 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas (generally referred to as “producing agents”) deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. In addition, effective January 1, 2012 the Texas legislature enacted House Bill 3410 (HB3410) which allows an MGU to contractually pass the collection, payment and administration of surplus lines taxes down to another Texas licensed surplus line agent.

The Comptroller has asserted that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owes $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period.

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of June 30, 2016 related to this matter.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended June 30, 2016:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

April 1st-April 30th	88,163	$11.31	2,233,594	1,766,406
May 1st- May 31st	42,674	$10.43	2,276,268	1,723,732
June 1st- June 30th	187,283	$10.73	2,463,551	1,536,449

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 8, 2016	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: August 8, 2016	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

