Form 10-Q
period 2016-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2016-11-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 18,611,982 shares outstanding as of November 7, 2016.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $597,890 in 2016 and $538,629 in 2015)	$600,791	$531,325
Equity securities, available-for-sale, at fair value (cost: $30,309 in 2016 and $24,951 in 2015)	48,836	47,504

Total investments	649,627	578,829

Cash and cash equivalents	69,921	114,446
Restricted cash	11,156	8,522
Ceded unearned premiums	81,256	65,094
Premiums receivable	95,497	83,376
Accounts receivable	2,133	2,005
Receivable for securities	685	10,424
Reinsurance recoverable	133,479	114,287
Deferred policy acquisition costs	20,701	20,366
Goodwill	44,695	44,695
Intangible assets, net	13,108	14,959
Deferred federal income taxes, net	972	3,360
Federal income tax recoverable	-	1,779
Prepaid expenses	1,948	3,213
Other assets	13,905	10,192

Total assets	$1,139,083	$1,075,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $1,014 in 2016 and $1,053 in 2015)	55,688	55,649
Reserves for unpaid losses and loss adjustment expenses	455,000	450,878
Unearned premiums	248,304	216,407
Reinsurance balances payable	49,803	33,741
Pension liability	1,987	2,496
Payable for securities	3,955	1,097
Federal income tax payable	1,001	-
Accounts payable and other accrued expenses	22,407	23,253
Total liabilities	$868,145	$813,521

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2016 and 2015	3,757	3,757
Additional paid-in capital	123,263	123,480
Retained earnings	151,689	141,501
Accumulated other comprehensive income	11,489	7,418
Treasury stock (2,229,441 shares in 2016 and 1,775,512 in 2015), at cost	(19,260)	(14,130)
Total stockholders' equity	270,938	262,026
	$1,139,083	$1,075,547

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross premiums written	$147,065	$132,141	$419,549	$390,708
Ceded premiums written	(51,380)	(42,217)	(140,995)	(116,105)
Net premiums written	95,685	89,924	278,554	274,603
Change in unearned premiums	(4,890)	(1,518)	(15,734)	(11,025)
Net premiums earned	90,795	88,406	262,820	263,578

Investment income, net of expenses	4,070	3,495	11,943	10,051
Net realized gains (losses)	1,105	(335)	(1,299)	3,688
Finance charges	1,036	1,619	3,825	4,400
Commission and fees	546	60	1,278	(41)
Other income	66	439	131	655
Total revenues	97,618	93,684	278,698	282,331

Losses and loss adjustment expenses	62,337	56,005	176,234	171,820
Other operating expenses	26,344	26,458	82,563	78,818
Interest expense	1,144	769	3,398	3,043
Amortization of intangible assets	617	617	1,851	1,851

Total expenses	90,442	83,849	264,046	255,532

Income before tax	7,176	9,835	14,652	26,799
Income tax expense	2,128	3,137	4,464	8,382
Net income	5,048	6,698	10,188	18,417

Net income per share:

Basic	$0.27	$0.35	$0.54	$0.96
Diluted	$0.27	$0.35	$0.54	$0.95

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$5,048	$6,698	$10,188	$18,417

Other comprehensive income (loss):

Change in net actuarial gain	28	26	85	78

Tax effect on change in net actuarial gain	(10)	(9)	(30)	(27)

Unrealized holding gains (losses) arising during the period	2,039	(10,821)	7,767	(7,858)

Tax effect on unrealized holding gains (losses) arising during the period	(714)	3,787	(2,718)	2,750

Reclassification adjustment for gains included in net income	(1,105)	(28)	(1,589)	(5,881)

Tax effect on reclassification adjustment for gains included in net income	387	10	556	2,058

Other comprehensive income (loss), net of tax	625	(7,035)	4,071	(8,880)

Comprehensive income (loss)	$5,673	$(337)	$14,259	$9,537

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,650	123,618	123,480	123,194
Equity based compensation	(249)	(11)	(21)	526
Shares issued under employee benefit plans	(138)	(1)	(196)	(114)
Balance, end of period	123,263	123,606	123,263	123,606

Retained Earnings
Balance, beginning of period	146,641	131,357	141,501	119,638
Net income	5,048	6,698	10,188	18,417
Balance, end of period	151,689	138,055	151,689	138,055

Accumulated Other Comprehensive Income
Balance, beginning of period	10,864	15,956	7,418	17,801
Additional minimum pension liability, net of tax	18	17	55	51
Unrealized holding gains (losses) arising during period, net of tax	1,325	(7,034)	5,049	(5,108)
Reclassification adjustment for gains included in net income, net of tax	(718)	(18)	(1,033)	(3,823)
Balance, end of period	11,489	8,921	11,489	8,921

Treasury Stock
Balance, beginning of period	(18,817)	(12,376)	(14,130)	(12,353)
Acquisition of treasury stock	(1,047)	(1,180)	(5,792)	(1,910)
Shares issued under employee benefit plans	604	9	662	716
Balance, end of period	(19,260)	(13,547)	(19,260)	(13,547)

Total Stockholders' Equity	$270,938	$260,792	$270,938	$260,792

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,188	$18,417

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,927	2,346
Deferred federal income taxes	196	(1,311)
Net realized losses (gains)	1,299	(3,688)
Share-based payment compensation	(21)	526
Change in ceded unearned premiums	(16,162)	(10,739)
Change in premiums receivable	(12,121)	(15,874)
Change in accounts receivable	(128)	900
Change in deferred policy acquisition costs	(335)	(364)
Change in unpaid losses and loss adjustment expenses	4,122	36,248
Change in unearned premiums	31,897	21,764
Change in reinsurance recoverable	(19,192)	(6,623)
Change in reinsurance balances payable	16,062	6,429
Change in current federal income tax payable (recoverable)	2,780	(446)
Change in all other liabilities	468	(3,561)
Change in all other assets	3,552	(923)

Net cash provided by operating activities	25,532	43,101

Cash flows from investing activities:
Purchases of property and equipment	(3,658)	(2,569)
Net transfers into restricted cash	(2,634)	(6,611)
Purchases of investment securities	(167,062)	(167,677)
Maturities, sales and redemptions of investment securities	110,407	98,344

Net cash used in investing activities	(62,947)	(78,513)

Cash flows from financing activities:
Payment of contingent consideration	(1,784)	(1,216)
Proceeds from exercise of employee stock options	466	602
Purchase of treasury shares	(5,792)	(1,910)

Net cash used in financing activities	(7,110)	(2,524)

Decrease in cash and cash equivalents	(44,525)	(37,936)
Cash and cash equivalents at beginning of period	114,446	130,985
Cash and cash equivalents at end of period	$69,921	$93,049

Supplemental cash flow information:

Interest paid	$3,143	$3,043

Income taxes paid	$1,488	$10,139

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$9,739	$1,422

Change in payable for securities related to investment purchases that settled after the balance sheet date	$2,858	$(2,948)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.

We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our MGA Commercial Products operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

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

The interim financial data as of September 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of September 30, 2016.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.3% to 3.7% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.7 million and a fair value of $39.7 million as of September 30, 2016. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the guidance in Accounting Standards Codification Topic 835-30 “Interest-Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance was effective for annual and interim periods beginning after December 15, 2015. We adopted this guidance effective January 1, 2016 and adjusted our prior period balances to reflect the adoption of this guidance.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$72,072	$-	$72,072
Corporate bonds	-	207,701	-	207,701
Collateralized corporate bank loans	-	86,435	-	86,435
Municipal bonds	-	161,258	8,222	169,480
Mortgage-backed	-	65,103	-	65,103
Total debt securities	-	592,569	8,222	600,791

Total equity securities	48,571	-	265	48,836
Total debt and equity securities	$48,571	$592,569	$8,487	$649,627

	As of December 31, 2015
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$76,269	$-	$76,269
Corporate bonds	-	121,709	-	121,709
Collateralized corporate bank loans	-	81,596	-	81,596
Municipal bonds	-	178,281	14,087	192,368
Mortgage-backed	-	59,383	-	59,383
Total debt securities	-	517,238	14,087	531,325

Total equity securities	47,504	-	-	47,504
Total debt and equity securities	$47,504	$517,238	$14,087	$578,829

Due to significant unobservable inputs into the valuation model for certain municipal bonds in illiquid markets, as of September 30, 2016 and December 31, 2015, and one equity security as of September 30, 2016, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. Changes in the unobservable inputs in the fair value measurement of these municipal bonds or equity security could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015 (in thousands):

Beginning balance as of January 1, 2016	$14,087
Sales	-
Settlements	(6,025)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	160
Transfers into Level 3	265
Transfers out of Level 3	-
Ending balance as of September 30, 2016	$8,487

Beginning balance as of January 1, 2015	$14,598

Sales	-
Settlements	(370)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net losses included in other comprehensive income	(380)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2015	$13,848

5.	Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2016	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$71,891	$181	$-	$72,072
Corporate bonds	205,482	2,412	(193)	207,701
Collateralized corporate bank loans	86,115	447	(127)	86,435
Municipal bonds	169,553	2,006	(2,079)	169,480
Mortgage-backed	64,849	312	(58)	65,103

Total debt securities	597,890	5,358	(2,457)	600,791

Total equity securities	30,309	19,474	(947)	48,836

Total debt and equity securities	$628,199	$24,832	$(3,404)	$649,627

As of December 31, 2015
U.S. Treasury securities and obligations of U.S. Government	$76,323	$7	$(61)	$76,269
Corporate bonds	122,894	637	(1,822)	121,709
Collateralized corporate bank loans	83,434	44	(1,882)	81,596
Municipal bonds	196,446	1,888	(5,966)	192,368
Mortgage-backed	59,532	155	(304)	59,383

Total debt securities	538,629	2,731	(10,035)	531,325

Total equity securities	24,951	23,391	(838)	47,504

Total debt and equity securities	$563,580	$26,122	$(10,873)	$578,829

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	(81)	-	(1)	-
Collateralized corporate bank loans	(98)	8	(116)	158
Municipal bonds	(97)	(12)	(165)	(54)
Mortgage-backed	(1)	-	(1)	240
Equity securities	1,382	32	1,872	5,537
Gain on investments	1,105	28	1,589	5,881
Other-than-temporary impairments	-	(363)	(2,888)	(2,193)
Net realized gains (losses)	$1,105	$(335)	$(1,299)	$3,688

We realized gross gains on investments of $1.4 million and $76 thousand during the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.  We realized gross losses on investments of $0.3 million and $48 thousand for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We recorded proceeds from the sale of investment securities of $5.4 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively, and $21.3 million and $17.7 million for the nine months ended September 30, 2016 and 2015, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-	$-	$-
Corporate bonds	42,945	(164)	2,694	(29)	45,639	(193)
Collateralized corporate bank loans	10,252	(69)	11,381	(58)	21,633	(127)
Municipal bonds	16,102	(282)	16,897	(1,797)	32,999	(2,079)
Mortgage-backed	17,794	(42)	10,821	(16)	28,615	(58)
Total debt securities	87,093	(557)	41,793	(1,900)	128,886	(2,457)

Total equity securities	6,569	(364)	1,761	(583)	8,330	(947)
Total debt and equity securities	$93,662	$(921)	$43,554	$(2,483)	$137,216	$(3,404)

	As of December 31, 2015
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$41,428	$(61)	$-	$-	$41,428	$(61)
Corporate bonds	96,475	(1,822)	-	-	96,475	(1,822)
Collateralized corporate bank loans	65,868	(1,758)	3,532	(124)	69,400	(1,882)
Municipal bonds	44,525	(488)	25,310	(5,478)	69,835	(5,966)
Mortgage-backed	36,251	(302)	48	(2)	36,299	(304)
Total debt securities	284,547	(4,431)	28,890	(5,604)	313,437	(10,035)

Total equity securities	6,584	(838)	-	-	6,584	(838)
Total debt and equity securities	$291,131	$(5,269)	$28,890	$(5,604)	$320,021	$(10,873)

At September 30, 2016, the gross unrealized losses more than twelve months old were attributable to 33 debt security positions and one equity position. At December 31, 2015, the gross unrealized losses more than twelve months old were attributable to 39 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary. We recognized $2.9 million of other-than-temporary impairments for the nine months ended September 30, 2016 related to six municipal bond securities and two bank loans in the energy sector.

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

The amortized cost and estimated fair value of debt securities at September 30, 2016 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$81,699	$81,687
Due after one year through five years	297,438	298,846
Due after five years through ten years	97,531	98,574
Due after ten years	56,373	56,581
Mortgage-backed	64,849	65,103
	$597,890	$600,791

6.	Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $21.2 million and $17.6 million at September 30, 2016 and December 31, 2015, respectively.

7.	Reserves for Unpaid Losses and Loss Adjustment Expenses

We recorded $2.0 million of unfavorable prior years’ net loss development during the three months ended September 30, 2016. We recorded $0.8 million of favorable prior years’ net loss development during the nine months ended September 30, 2016. For the year to date, the $0.8 million of net favorable development was attributable to $8.6 million net favorable development on claims incurred in the 2015 accident year, $0.2 million net favorable development on claims incurred in the 2012 accident year, $1.0 million net favorable development on claims incurred in the 2011 accident year and $0.8 million net favorable development on claims incurred in the 2010 accident year, partially offset by $2.8 million net unfavorable development on claims incurred during the 2014 accident year, $5.7 million net unfavorable development on claims incurred during the 2013 accident year and $1.3 million net unfavorable development on claims incurred in the 2009 and prior accident years. During the nine months ended September 30, 2016, our Standard Commercial P&C operating unit accounted for $3.3 million of the net favorable development, our Workers Compensation operating unit accounted for $3.0 million of the net favorable development, and our Specialty Commercial operating unit accounted for $0.4 million of the net favorable development. These favorable developments were partially offset by net unfavorable development of $3.6 million in our Specialty Personal Lines operating unit and $2.3 million of net unfavorable development in our MGA Commercial Products operating unit.

The net favorable development for our Standard Commercial P&C operating unit of $3.3 million was driven primarily by net favorable claims development in our general liability line of business in the 2015 and prior accident years, partially offset by net unfavorable claims development in our occupational accident line of business in the 2015, 2014 and 2013 accident years. The net favorable development of $3.0 million for our Workers Compensation operating unit was attributable to the 2015 and prior accident years. The net favorable development of $0.4 million in our Specialty Commercial operating unit consisted of $0.2 million of net favorable development in our general aviation line of business, $0.1 million of net favorable development in our commercial excess liability line of business and $0.1 million of net favorable development in our medical professional liability line of business. The net unfavorable development for our Specialty Personal Lines operating unit of $3.6 million was mostly attributable to the 2015, 2014 and 2013 accident years. The net unfavorable development of $2.3 million in our MGA Commercial Products operating unit was primarily driven by net unfavorable development in our commercial auto liability and general liability lines of business in the 2014, 2013, 2012, 2009 and prior accident years, partially offset by net favorable development in the 2015, 2011 and 2010 accident years.

We recorded $3.1 million of favorable prior years’ net loss development during the three months ended September 30, 2015. We recorded $4.6 million of favorable prior years’ net loss development during the nine months ended September 30, 2015. For the year to date, the $4.6 million of net favorable development was attributable to $4.0 million net favorable development on claims incurred in the 2014 accident year and $2.1 million net favorable development on claims incurred during the 2011 and prior accident years, partially offset by $0.5 million net unfavorable development on claims incurred in the 2013 accident year and $1.0 million net unfavorable development on claims incurred in the 2012 accident year. During the nine months ended September 30, 2015, our Standard Commercial P&C operating unit accounted for $4.0 million of the net favorable development, our Workers Compensation operating unit accounted for $0.8 million of the net favorable development, our MGA Commercial Products operating unit accounted for $0.5 million of the net favorable development and our Specialty Commercial operating unit accounted for $1.3 million of the net favorable development. These favorable developments were partially offset by net unfavorable development of $2.0 million in our Specialty Personal Lines operating unit.

The net favorable development for our Standard Commercial P&C operating unit of $4.0 million was driven primarily by our general liability and commercial property lines of business in the 2014 and prior accident years. The net favorable development of $0.8 million for our Workers Compensation operating unit was primarily attributable to the 2014 through 2011 accident years. The net favorable development of $0.5 million in our MGA Commercial Products operating unit was primarily driven by net favorable development in our commercial auto liability and general liability lines of business. The net favorable development of $1.3 million in our Specialty Commercial operating unit consisted of $0.3 million of net favorable development in our commercial excess liability line of business, $0.3 million in our professional medical liability products and $0.7 million of net favorable development in our general aviation line of business. The net unfavorable development of $2.0 million in our Specialty Personal Lines operating unit was primarily attributable to the 2014 and prior accident years.

8.	Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of September 30, 2016, there were outstanding incentive stock options to purchase 447,574 shares of our common stock, non-qualified stock options to purchase 289,157 shares of our common stock and restricted stock units representing the right to receive up to 156,404 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of September 30, 2016, restricted stock units representing the right to receive up to 319,572 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of September 30, 2016.

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

A summary of the status of our stock options as of September 30, 2016 and changes during the nine months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2016	869,113	$9.51
Granted	-
Exercised	(70,000)	6.66
Forfeited or expired	(62,382)	$11.58
Outstanding at September 30, 2016	736,731	$9.60	1.8	$1,226
Exercisable at September 30, 2016	736,731	$9.60	1.8	$1,226

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Intrinsic value of options exercised	$250	$5	$250	$387

Cost of share-based payments (non-cash)	$-	$38	$38	$118

Income tax benefit of share-based payments recognized in income	$-	$8	$8	$23

As of September 30, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2016 or 2015.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units awarded under the 2005 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain of our employees subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees. On May 29, 2015, an aggregate of 103,351 restricted stock units were granted to certain employees under the 2015 LTIP. Subsequently on July 22, 2016, an aggregate of 122,770 restricted stock units were granted to certain employees under the 2015 LTIP.

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

On April 1, 2015, 8,616 shares of common stock were issued with respect to 8,616 restricted stock units which were granted on July 27, 2012 and vested on March 31, 2015. On April 1, 2016, 7,144 shares of common stock were issued with respect to 7,144 restricted stock units which were granted on April 10, 2013 and vested on March 31, 2016. If and to the extent specified performance criteria have been achieved, the restricted stock units granted on September 8, 2014 (except for one grant) will vest on March 31, 2017, one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018, the restricted stock units granted on May 29, 2015 will vest on March 31, 2018 and the restricted stock units granted on July 22, 2016 will vest on March 31, 2019.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. The grant date fair value of the restricted stock units granted in 2016 is $11.41 per unit. We incurred compensation (benefit) expense of ($249) thousand and ($59) thousand related to restricted stock units during the three and nine months ended September 30, 2016. We incurred compensation (benefit) expense of ($49) thousand and $408 thousand related to restricted stock units during the three and nine months ended September 30, 2015. We recorded income tax (expense) benefit of ($88) thousand and ($21) thousand related to restricted stock units during the three and nine months ended September 30, 2016. We recorded income tax (expense) benefit of ($17) thousand and $143 thousand related to restricted stock units during the three and nine months ended September 30, 2015.

A summary of the status of our restricted stock units as of September 30, 2016 and changes during the nine months then ended is presented below:

Number of
Restricted
Stock Units

Non-vested at January 1, 2016	296,571
Granted	122,770
Vested	(7,144)
Forfeited	(94,880)
Non-vested at September 30, 2016	317,317

As of September 30, 2016, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP and 2015 LTIP, of which $0.2 million is expected to be recognized during the remainder of 2016, $0.6 million is expected to be recognized in 2017, $0.5 million is expected to be recognized in 2018 and $0.1 million is expected to be recognized in 2019.

9.	Segment Information

The following is business segment information for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Specialty Commercial Segment	$65,855	$63,395	$189,478	$188,070
Standard Commercial Segment	18,253	18,477	54,464	58,941
Personal Segment	12,759	12,716	36,996	33,096
Corporate	751	(904)	(2,240)	2,224
Consolidated	$97,618	$93,684	$278,698	$282,331

Pre-tax income (loss):
Specialty Commercial Segment	$8,245	$11,291	$25,843	$28,739
Standard Commercial Segment	3,195	2,893	7,623	7,247
Personal Segment	(1,750)	(224)	(3,847)	(596)
Corporate	(2,514)	(4,125)	(14,967)	(8,591)
Consolidated	$7,176	$9,835	$14,652	$26,799

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015
Assets
Specialty Commercial Segment	$719,214	$660,263
Standard Commercial Segment	161,943	156,722
Personal Segment	238,836	239,632
Corporate	19,090	18,930
	$1,139,083	$1,075,547

10.	Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2016 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Ceded earned premiums	$44,733	$38,435	$124,832	$105,367
Reinsurance recoveries	$29,954	$23,507	$78,323	$66,796

11.	Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A’), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of September 30, 2016, we had no outstanding borrowings under Facility A.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost to provide a new $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. On November 1, 2016, we amended the Facility B Agreement with Frost to extend by one year the termination date for draws under Facility B and the maturity date for amounts outstanding thereunder. We paid Frost a commitment fee of $75,000 when Facility B was established and an additional $30,000 fee when Facility B was extended.

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of September 30, 2016, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2016, we were in compliance with all of these covenants.

12.	Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2016, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.10% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2016, the principal balance of our Trust II subordinated debt was $25.8 million.

13.	Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Deferred	$(15,233)	$(10,977)	$(35,949)	$(18,698)
Amortized	15,156	11,177	35,614	18,334

Net	$(77)	$200	$(335)	$(364)

14.	Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted average shares - basic	18,617	19,203	18,835	19,233
Effect of dilutive securities	186	179	174	182
Weighted average shares - assuming dilution	18,803	19,382	19,009	19,415

For the three and nine months ended September 30, 2016, 385,000 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three and nine months ended September 30, 2015, 504,999 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15.	Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$128	$129	$384	$388
Amortization of net loss	28	26	85	78
Expected return on plan assets	(162)	(175)	(485)	(526)
Net periodic pension cost	$(6)	$(20)	$(16)	$(60)
Contributed amount	$409	$-	$409	$-

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for more discussion of our retirement plans.

16.	Income Taxes

Our effective income tax rate for the first nine months ended September 30, 2016 and 2015 was 30.5% and 31.3%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to total pre-tax income.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of September 30, 2016 related to this matter.

18.	Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2016 and 2015 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2014	$(2,600)	$20,401	$17,801
Other comprehensive income :
Change in net actuarial gain	78	-	78
Tax effect on change in net actuarial gain	(27)	-	(27)
Net unrealized holding losses arising during the period	-	(7,858)	(7,858)
Tax effect on unrealized losses arising during the period	-	2,750	2,750
Reclassification adjustment for gains included in net realized gains	-	(5,881)	(5,881)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,058	2,058
Other comprehensive income (loss), net of tax	51	(8,931)	(8,880)
Balance at September 30, 2015	$(2,549)	$11,470	$8,921

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income :
Change in net actuarial gain	85	-	85
Tax effect on change in net actuarial gain	(30)	-	(30)
Net unrealized holding gains arising during the period	-	7,767	7,767
Tax effect on unrealized gains arising during the period	-	(2,718)	(2,718)
Reclassification adjustment for gains included in net realized gains	-	(1,589)	(1,589)
Tax effect on reclassification adjustment for gains included in income tax expense	-	556	556
Other comprehensive income, net of tax	55	4,016	4,071
Balance at September 30, 2016	$(2,517)	$14,006	$11,489

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

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs which are managed at the parent level.

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. During 2015, we discontinued our workers’ compensation line of business by transferring all renewal rights and ceding substantially all unearned premiums to a third party. As a result, effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit.

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

Results of Operations

Management overview. During the three and nine months ended September 30, 2016, our total revenues were $97.6 million and $278.7 million, representing an increase of 4% and a decrease of 1%, respectively, from the $93.7 million and $282.3 million in total revenues for the same periods of 2015.  During the three and nine months ended September 30, 2016, our income before tax was $7.2 million and $14.7 million, representing a decrease of $2.6 million and $12.1 million from the $9.8 million and $26.8 million reported during the same periods the prior year.

The increase in revenue for the three months ended September 30, 2016 was primarily attributable to realized gains recognized on our investment portfolio during the current quarter as compared to realized losses recognized during the same period the prior year. Also contributing to the increase in revenue were higher net premiums earned, higher net investment income and higher commission and fee revenue partially offset by lower finance charge revenue and lower other income. The higher net premiums earned were driven by higher net premiums written in our Specialty Commercial Segment and Personal Segment.

The decrease in income before tax for the three months ended September 30, 2016 was due primarily to increased loss and loss adjustment expenses (“LAE”) of $6.3 million and higher interest expense of $0.4 million partially offset by the increase in revenue discussed above and lower other operating expenses of $0.1 million. The increase in loss and LAE was primarily the result of unfavorable net prior year loss reserve development in our Specialty Commercial Segment and Personal Segment, as well as higher current accident year loss trends in our Personal Segment and Standard Commercial Segment that was partially offset by higher favorable net prior year loss reserve development in our Standard Commercial Segment. The increase in interest expense was due to interest on our Facility B revolving credit facility entered into during the fourth quarter of 2015. (See, “Financial Condition and Liquidity-Credit Facilities.”)

The decrease in revenue during the nine months ended September 30, 2016 was primarily attributable to realized losses recognized on our investment portfolio during the current period as compared to realized gains recognized during the same period the prior year. Also contributing to the lower revenue was lower net premiums earned, finance charges and other income, partially offset by higher net investment income and higher commission and fee revenue. The decrease in net premiums earned was primarily attributable to the adverse impact on the Standard Commercial Segment of ceding substantially all unearned workers’ compensation premiums effective July 1, 2015, partially offset by the favorable impact of increased retention under a quota share reinsurance agreement in our Personal Segment effective October 1, 2014.

The decrease in income before tax for the nine months ended September 30, 2016 was due primarily to increased loss and LAE of $4.4 million, increased other operating expense of $3.7 million, decreased revenue discussed above and increased interest expense of $0.4 million. The increase in loss and LAE was primarily the result of an increase in retained losses in our Personal Segment under the renewed quota share reinsurance agreement discussed above and higher current accident year loss trends. We incurred an aggregate of $10.4 million of net catastrophe losses during the nine months ended September 30, 2016 as compared to $5.3 million for the same period the prior year. We incurred net favorable loss reserve development of $0.8 million for the nine months ended September 30, 2016 as compared to $4.6 million of favorable loss reserve development for the same period in the prior year. Other operating expenses increased during the nine months ended September 30, 2016 primarily as the result of increased salary and related expenses in our Specialty Commercial Segment and a $1.8 million payment to settle the earn-out related to the previous acquisition of TBIC accrued during the second quarter of 2016, partially offset by lower production related expenses predominately in our Specialty Commercial Segment. The increase in interest expense was due to interest on Facility B.

We reported net income of $5.0 million and $10.2 million for the three and nine months ended September 30, 2016 as compared to net income of $6.7 million and $18.4 million for the same periods of 2015. On a diluted basis per share, we reported net income of $0.27 per share for the three months ended September 30, 2016, as compared to net income of $0.35 per share for the same period in 2015.  On a diluted basis per share, we reported net income of $0.54 per share for the nine months ended September 30, 2016, as compared to net income of $0.95 per share for the same period in 2015.

Third Quarter 2016 as Compared to Third Quarter 2015

The following is additional business segment information for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross premiums written	$104,087	$91,446	$18,579	$19,225	$24,399	$21,470	$-	$-	$147,065	$132,141
Ceded premiums written	(38,064)	(28,205)	(1,925)	(4,145)	(11,391)	(9,867)	-	-	(51,380)	(42,217)
Net premiums written	66,023	63,241	16,654	15,080	13,008	11,603	-	-	95,685	89,924
Change in unearned premiums	(3,661)	(2,909)	258	2,087	(1,487)	(696)	-	-	(4,890)	(1,518)
Net premiums earned	62,362	60,332	16,912	17,167	11,521	10,907	-	-	90,795	88,406

Total revenues	65,855	63,395	18,253	18,477	12,759	12,716	751	(904)	97,618	93,684

Losses and loss adjustment expenses	41,478	36,186	9,622	10,088	11,237	9,731	-	-	62,337	56,005

Pre-tax income (loss)	8,245	11,291	3,195	2,893	(1,750)	(224)	(2,514)	(4,125)	7,176	9,835

Net loss ratio (1)	66.5%	60.0%	56.9%	58.8%	97.5%	89.2%			68.7%	63.3%
Net expense ratio (1)	25.3%	26.1%	32.3%	32.2%	21.9%	16.1%			27.9%	27.7%
Net combined ratio (1)	91.8%	86.1%	89.2%	91.0%	119.4%	105.3%			96.6%	91.0%

Favorable (Unfavorable) Prior Year Development	(3,532)	2,048	2,696	1,821	(1,138)	(783)			(1,974)	3,086

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $104.1 million for the three months ended September 30, 2016, which was $12.6 million, or 14%, more than the $91.4 million reported for the same period of 2015. Net premiums written were $66.0 million for the three months ended September 30, 2016 as compared to $63.2 million for the same period of 2015. The increases in gross and net premiums written were primarily the result of increased premium production in our Specialty Commercial operating unit.

The $65.9 million of total revenue for the three months ended September 30, 2016 was $2.5 million more than the $63.4 million reported by the Specialty Commercial Segment for the same period in 2015. This increase in revenue was primarily due to higher net premiums earned of $2.0 million due mostly to increased production in our Specialty Commercial operating unit, higher net investment income of $0.4 million and higher other income of $0.1 million for the three months ended September 30, 2016 as compared to the same period of 2015.

Pre-tax income for the Specialty Commercial Segment of $8.2 million for the third quarter of 2016 was $3.0 million lower than the $11.3 million reported for the same period in 2015. The decrease in pre-tax income was primarily the result of higher loss and LAE expenses of $5.3 million and higher operating expenses of $0.2 million, partially offset by the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $4.8 million increase in loss and LAE due largely to $3.5 million unfavorable prior year net loss reserve development recognized during the three months ended September 30, 2016 as compared to $1.6 million favorable prior year net loss reserve development during the same period of 2015. Our Specialty Commercial operating unit reported a $0.5 million increase in loss and LAE which consisted of (a) a $0.4 million increase in loss and LAE attributable to our medical professional liability insurance products, (b) a $0.3 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business, (c) a $0.2 million increase in loss and LAE attributable to our primary/excess property insurance products due to increase premium production, partially offset by (d) a $0.4 million decrease in loss and LAE in our general aviation line of business due primarily to lower current accident year loss trends. The $0.2 million increase in operating expense was the combined result of increased salary and related expenses of $1.1 million, increased occupancy and other expenses of $0.3 million, partially offset by lower production related expenses of $1.2 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

The Specialty Commercial Segment reported a net loss ratio of 66.5% for the three months ended September 30, 2016 as compared to 60.0% for the same period during 2015. The gross loss ratio before reinsurance was 64.3% for the three months ended September 30, 2016 as compared to 59.8% for the same period in 2015. The higher gross and net loss ratios were primarily the result of $3.5 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2016 as compared to favorable prior year net loss reserve development of $2.0 million for the same period of 2015. The Specialty Commercial Segment reported a net expense ratio of 25.3% for the third quarter of 2016 as compared to 26.1% for the same period of 2015. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $18.6 million for the three months ended September 30, 2016, which was $0.6 million, or 3%, less than the $19.2 million reported for the same period in 2015. The decrease in gross premium was primarily due to lower premium production in our Workers Compensation operating unit due to the transfer of renewal rights during the second quarter of 2015. Net premiums written were $16.7 million for the three months ended September 30, 2016 as compared to $15.1 million reported for the same period in 2015. The increase in net premiums written was primarily attributable to reduced net premiums written in the Workers’ Compensation operating unit during the third quarter of 2015 as a result of ceding substantially all unearned premiums as of July 1, 2015 and the sale of our renewal rights to this business, as well as increased premium production in our Standard Commercial P&C Operating unit in the third quarter of 2016.

Total revenue for the Standard Commercial Segment of $18.3 million for the three months ended September 30, 2016, was $0.2 million, or 1%, less than the $18.5 million reported for the same period in 2015. This decrease in total revenue was mostly due to the Workers Compensation operating unit experiencing both a $0.4 million gain in the third quarter of 2015 and a $0.3 million decrease in net premiums earned in the third quarter of 2016, in both cases as a result of the ceding of substantially all unearned premiums as of July 1, 2015, partially offset by higher commission and fees of $0.5 million.

Our Standard Commercial Segment reported pre-tax income of $3.2 million for the three months ended September 30, 2016 which was $0.3 million, or 10%, more than the $2.9 million reported for the same period of 2015. The increase in pre-tax income was the result of lower loss and LAE of $0.5 million, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 56.9% for the three months ended September 30, 2016 as compared to 58.8% for the same period of 2015. The gross loss ratio before reinsurance for the three months ended September 30, 2016 was 54.6% as compared to the 55.3% reported for the same period of 2015. The lower gross and net loss ratios resulted primarily from higher favorable net loss reserve development, partially offset by higher current accident year loss trends. During the three months ended September 30, 2016 and 2015, the Standard Commercial Segment reported favorable net loss reserve development of $2.7 million and $1.8 million, respectively. The gross and net loss ratios for the three months ended September 30, 2016 include $1.6 million of catastrophe related losses. The gross and net loss ratios for the three months ended September 30, 2015 include $1.4 million of catastrophe related losses. The Standard Commercial Segment reported a net expense ratio of 32.3% for the third quarter of 2016 as compared to 32.2% for the same period of 2015.

Personal Segment

Gross premiums written for the Personal Segment were $24.4 million for the three months ended September 30, 2016 as compared to $21.5 million for the same period in the prior year. Net premiums written for our Personal Segment were $13.0 million in the third quarter of 2016, which was an increase of $1.4 million, or 12%, from the $11.6 million reported for the third quarter of 2015.

Total revenue for the Personal Segment was $12.8 million for the third quarter of 2016 as compared to $12.7 million for the same period in 2015. Increased revenue was primarily the result of higher net premiums earned of $0.6 million due mostly to increased premiums written, partially offset by lower finance charges of $0.5 million.

Pre-tax loss for the Personal Segment was $1.8 million for the three months ended September 30, 2016 as compared to pre-tax loss of $0.2 million for the same period of 2015. The increase in the pre-tax loss was primarily the result of increased losses and LAE of $1.5 million and increased operating expenses of $0.1 million for the three months ended September 30, 2016 as compared to the same period during 2015, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 97.5% for the three months ended September 30, 2016 as compared to 89.2% for the same period of 2015. The gross loss ratio before reinsurance was 95.2% for the three months ended September 30, 2016 as compared to 81.6% for the same period in 2015. The higher gross and net loss ratios were primarily the result of higher current accident year loss trends as well as higher unfavorable prior year loss reserve development. The Personal Segment reported $1.1 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2016 as compared to $0.8 million of net unfavorable development for the same period in the prior year. Operating expenses increased $0.1 million due to the combined result of a $0.1 million increase in salary and related expenses and a $0.1 million increase in other operating expenses, partially offset by a $0.1 million decrease in production related expenses. The Personal Segment reported a net expense ratio of 21.9% for the third quarter of 2016 as compared to 16.1% for the same period of 2015. The increase in the expense ratio was due predominately to the lower finance charges referenced above.

Corporate

Total revenue for Corporate increased by $1.7 million for the three months ended September 30, 2016 as compared to the same period the prior year. This increase in total revenue was due predominately to net realized gains recognized on our investment portfolio of $1.1 million for the three months ended September 30, 2016 as compared to net realized losses of $0.3 million for the same period of 2015 and higher net investment income of $0.2 million.

Corporate pre-tax loss was $2.5 million for the three months ended September 30, 2016 as compared to pre-tax loss of $4.1 million for the same period of 2015. The decrease in pre-tax loss was primarily due to the increased revenue discussed above and lower operating expenses of $0.3 million, partially offset by higher interest expense of $0.4 million. The lower operating expenses of $0.3 million were a combined result of lower salary and related expenses of $0.5 million due primarily to a reduction in incentive compensation accruals during the third quarter of 2016 and lower travel and entertainment expenses of $0.1 million, partially offset by higher other expenses of $0.2 million and higher professional service fees of $0.1 million. The higher interest expense of $0.4 million was due primarily to the additional interest expense from borrowings under Facility B.

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

The following is additional business segment information for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross premiums written	$295,204	$263,103	$59,701	$63,710	$64,644	$63,895	$-	$-	$419,549	$390,708
Ceded premiums written	(104,265)	(78,804)	(6,487)	(8,178)	(30,243)	(29,123)	-	-	(140,995)	(116,105)
Net premiums written	190,939	184,299	53,214	55,532	34,401	34,772	-	-	278,554	274,603
Change in unearned premiums	(11,555)	(4,717)	(2,311)	273	(1,868)	(6,581)	-	-	(15,734)	(11,025)
Net premiums earned	179,384	179,582	50,903	55,805	32,533	28,191	-	-	262,820	263,578

Total revenues	189,478	188,070	54,464	58,941	36,996	33,096	(2,240)	2,224	278,698	282,331

Losses and loss adjustment expenses	115,409	113,168	30,060	33,938	30,765	24,714	-	-	176,234	171,820

Pre-tax income (loss)	25,843	28,739	7,623	7,247	(3,847)	(596)	(14,967)	(8,591)	14,652	26,799

Net loss ratio (1)	64.3%	63.0%	59.1%	60.8%	94.6%	87.7%			67.1%	65.2%
Net expense ratio (1)	26.4%	25.7%	33.5%	32.6%	21.6%	19.4%			28.9%	28.2%
Net combined ratio (1)	90.7%	88.7%	92.6%	93.4%	116.2%	107.1%			96.0%	93.4%

Favorable (Unfavorable) Prior Year Development	(1,938)	1,852	6,370	4,719	(3,649)	(2,009)			783	4,562

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $295.2 million for the nine months ended September 30, 2016, which was $32.1 million, or 12%, more than the $263.1 million reported for the same period in 2015. The increase in gross premiums written was due to increased premium production in both our MGA Commercial Products and our Specialty Commercial operating units. Net premiums written were $190.9 million for the nine months ended September 30, 2016 as compared to $184.3 million reported for the same period in 2015. The higher net premiums written were due primarily to the increased production in both our MGA Commercial and Specialty Commercial operating units.

The $189.5 million of total revenue for the Specialty Commercial Segment for the nine months ended September 30, 2016 was $1.4 million higher than the $188.1 million reported for the same period in 2015. This increase in revenue was primarily due to higher net investment income of $1.3 million and higher commission and fees of $0.3 million, partially offset by lower net premiums earned of $0.2 million due predominately to lower net premiums written during the fourth quarter of 2015.

Pre-tax income for the Specialty Commercial Segment of $25.8 million for the nine months ended September 30, 2016 was $2.9 million lower than the $28.7 million reported for the same period in 2015. The decrease in pre-tax income was primarily the result of higher loss and LAE expenses of $2.2 million and higher operating expenses of $2.1 million, partially offset by the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $2.0 million increase in loss and LAE due primarily to $2.3 million of unfavorable prior year net loss reserve development recognized for the nine months ended September 30, 2016 as compared to $0.5 million favorable prior year net loss reserve development recognized for the same period of 2015. Our Specialty Commercial operating unit reported a $0.2 million increase in loss and LAE which consisted of (a) a $0.9 million increase in loss and LAE attributable to our medical professional liability insurance products, (b) a $0.6 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business,(c) a $0.3 million increase in loss and LAE attributable to our primary/excess property insurance products due to increase premium production, partially offset by (d) a $0.2 million decrease in loss and LAE in our general aviation line of business due primarily to lower current accident year loss trends and (e) a $1.4 million decrease in loss and LAE attributable to our satellite launch insurance line of business due primarily to favorable current accident year loss trends. The increase of $2.1 million in operating expense was the combined result of increased salary and related expenses of $4.0 million, higher travel related expenses of $0.1 million and higher occupancy and other expenses of $0.6 million, partially offset by lower production related expenses of $2.6 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

The Specialty Commercial Segment reported a net loss ratio of 64.3% for the nine months ended September 30, 2016 as compared to 63.0% for the same period during 2015. The gross loss ratio before reinsurance was 61.7% for the nine months ended September 30, 2016 as compared to 63.0% for the same period in 2015. The Specialty Commercial Segment reported $1.9 million unfavorable prior year net loss reserve development recognized for the nine months ended September 30, 2016 as compared to $1.9 million favorable prior year net loss reserve development for the same period of 2015.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $59.7 million for the nine months ended September 30, 2016, which was $4.0 million, or 6%, less than the $63.7 million reported for the same period in 2015. Net premiums written were $53.2 million for the nine months ended September 30, 2016 as compared to $55.5 million reported for the same period in 2015. The decrease in premium volume was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede substantially all of the unearned premium effective July 1, 2015.

Total revenue for the Standard Commercial Segment of $54.5 million for the nine months ended September 30, 2016 was $4.4 million less than the $58.9 million reported during the same period in 2015. This 8% decrease in total revenue was mostly due to the Workers Compensation operating unit experiencing both a $0.6 million gain during the nine months ended September 30, 2015 in connection with the transfer of renewal rights and a $4.9 million decrease in net premiums earned during 2016 primarily as a result of the ceding of substantially all unearned premiums as of July 1, 2015 and the sale of our renewal rights to this business, partially offset by a decreased adverse profit share commission revenue adjustment of $1.1 million.

Our Standard Commercial Segment reported pre-tax income was $7.6 million for the nine months ended September 30, 2016 as compared to pre-tax income of $7.2 million during the same period of 2015. Lower loss and LAE expenses of $3.9 million and lower operating expenses of $0.9 million, were offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 59.1% for the nine months ended September 30, 2016 as compared to 60.8% for the same period in 2015. The gross loss ratio before reinsurance for the nine months ended September 30, 2016 was 56.0% as compared to the 59.4% reported for the same period of 2015. The lower gross and net loss ratios resulted primarily from lower current accident year non-catastrophe loss trends and increased favorable net loss reserve development partially offset by higher current accident year catastrophe losses. The gross and net loss ratios for the nine months ended September 30, 2016 include $8.3 million of catastrophe related losses. The gross and net loss ratios for the nine months ended September 30, 2015 include $4.2 million of catastrophe related losses. During the nine months ended September 30, 2016 and 2015, the Standard Commercial Segment reported favorable prior year net loss reserve development of $6.4 million and $4.7 million, respectively. The Standard Commercial Segment reported a net expense ratio of 33.5% for the nine months ended September 30, 2016 as compared to 32.6% for the same period of 2015. The increase in the expense ratio is primarily due to increased production related expense in our Standard Commercial P&C operating unit.

Personal Segment

Gross premiums written for the Personal Segment were $64.6 million for the nine months ended September 30, 2016, which was $0.7 million, or 1%, more than the $63.9 million reported for the same period in 2015. Net premiums written for our Personal Segment were $34.4 million for the nine months ended September 30, 2016, which was a decrease of $0.4 million, from the $34.8 million reported for the same period of 2015.

Total revenue for the Personal Segment increased 12% to $37.0 million for the nine months ended September 30, 2016 from $33.1 million for the same period during 2015. The $3.9 million increase in revenue was primarily due to higher net premiums earned of $4.3 million due mostly to increased retention under a quota share reinsurance agreement effective October 1, 2014 and higher net investment income of $0.1 million, partially offset by lower finance charges of $0.5 million.

Pre-tax loss for the Personal Segment was $3.8 million for the nine months ended September 30, 2016 as compared to pre-tax loss of $0.6 million for the same period of 2015. The pre-tax loss was the result of increased losses and LAE of $6.0 million and increased operating expenses of $1.1 million for the nine months ended September 30, 2016 as compared to the same period during 2015, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 94.6% for the nine months ended September 30, 2016 as compared to 87.7% for the same period of 2015. The gross loss ratio before reinsurance was 91.6% for the nine months ended September 30, 2016 as compared to 79.4% for the same period in 2015. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $3.6 million for the nine months ended September 30, 2016 as compared to unfavorable development of $2.0 million for the same period in the prior year, as well as higher current accident year loss trends. The increase in operating expenses of $1.1 million was the combined result of $0.4 million increase in other operating expenses driven by our investment in technology, a $0.2 million increase in production related expenses, a $0.3 million increase in salary and related expenses and a $0.2 million increase in professional service fees and occupancy expenses. The Personal Segment reported a net expense ratio of 21.6% for the nine months ended September 30, 2016 as compared to 19.4% for the same period of 2015.

Corporate

Total revenue for Corporate decreased by $4.5 million for the nine months ended September 30, 2016 as compared to the same period the prior year. This decrease in total revenue was due to net realized losses recognized on our investment portfolio of $1.3 million for the nine months ended September 30, 2016 as compared to the net realized gains of $3.7 million for the same period of 2015, partially offset by higher net investment income of $0.5 million.

Corporate pre-tax loss was $15.0 million for the nine months ended September 30, 2016 as compared to pre-tax loss of $8.6 million for the same period of 2015. The increase in pre-tax loss was primarily due to the decreased revenue discussed above, higher operating expenses of $1.5 million and increased interest expense of $0.4 million. The increase in operating expenses of $1.5 million was due primarily to an additional $1.8 million earn-out paid in conjunction with the previous acquisition of TBIC and higher other operating expenses of $0.2 million, partially offset by lower salary and related expenses of $0.4 million due primarily to a reduction in incentive compensation accruals during the third quarter of 2016 and lower travel and related expenses of $0.1 million. The increase in interest expense of $0.4 million was due primarily to the interest expense under Facility B, partially offset by a reduction in interest expense due to the transition from a fixed interest rate to a lower floating interest rate as of June 15, 2015 on our Trust I subordinated debt securities.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2016, Hallmark had $8.9 million in unrestricted cash and cash equivalents at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $5.5 million as of September 30, 2016. As of that date, our insurance subsidiaries held $55.5 million of unrestricted cash and cash equivalents as well as $600.8 million in debt securities with an average modified duration of 2.5 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2016, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $18.5 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2016 and 2015, our insurance company subsidiaries paid $7.5 million and $6.0 million in dividends to Hallmark, respectively.

Comparison of September 30, 2016 to December 31, 2015

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2016 were $719.5 million compared to $693.3 million at December 31, 2015. The primary reasons for this increase in unrestricted cash and investments were cash flow from operations, the collection of an unsettled investment disposal and an increase in investment fair values.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

Net cash provided by our consolidated operating activities was $25.5 million for the first nine months of 2016 as compared to $43.1 million for the first nine months of 2015. The decrease in operating cash flow was primarily due to increased paid losses including timing of reinsurance claim settlements, partially offset by increased net collected premium, lower taxes paid, lower net paid operating expenses and higher collected net investment income.

Net cash used in investing activities during the first nine months of 2016 was $62.9 million as compared to $78.5 million during the first nine months of 2015.  The decrease in cash used by investing activities during the first nine months of 2016 was comprised of a decrease in purchases of debt and equity securities of $0.6 million, a decrease in transfers to restricted cash of $4.0 million and an increase of $12.1 million in maturities, sales and redemptions of investment securities, partially offset by an increase in purchases of property and equipment of $1.1 million.

Cash used in financing activities during the first nine months of 2016 was $7.1 million as a result of $5.8 million related to the repurchase of our common stock and $1.8 million payment of the settlement of contingent consideration to the sellers of TBIC, partially offset by $0.5 million related to proceeds from the exercise of employee stock options. Cash used in financing activities during the first nine months of 2015 was $2.5 million as a result of $1.9 million related to the repurchase of our common stock and $1.2 million related to the contingent purchase price payment to the sellers of TBIC, partially offset by $0.6 million related to proceeds from the exercise of employee stock options.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of September 30, 2016, we had no outstanding borrowings under Facility A.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost to provide a new $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. On November 1, 2016, we amended the Facility B Agreement with Frost to extend by one year the termination date for draws under Facility B and the maturity date for amounts outstanding thereunder. We paid Frost a commitment fee of $75,000 when Facility B was established and an additional $30,000 fee when Facility B was extended.

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of September 30, 2016, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of September 30, 2016, we were in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2016, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.10% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2016, the principal balance of our Trust II subordinated debt was $25.8 million.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of September 30, 2016 related to this matter.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended September 30, 2016:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

July 1st-July 31st	70,296	$11.29	2,533,847	1,466,153
August 1st- August 31st	6,958	$10.47	2,540,805	1,459,195
September 1st- September 30th	17,920	$10.08	2,558,725	1,441,275

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2007).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 7, 2016	/s/ Naveen Anand Naveen Anand, Chief Executive Officer and President
Date: November 7, 2016	/s/ Jeffrey R. Passmore Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

