Form 10-K
period 2016-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2017-03-09
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 157.3 million

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 18,616,982 shares of common stock, $.18 par value per share, outstanding as of March 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Unless the context requires otherwise, in this Form 10-K the term “Hallmark” refers solely to Hallmark Financial Services, Inc. and the terms “we,” “our,” “us” and the “Company” refer to Hallmark and its subsidiaries. The direct and indirect subsidiaries of Hallmark are referred to in this Form 10-K in the manner identified in the chart under “Item 1. Business – Operational Structure.”

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

We offer specialty commercial insurance, standard commercial insurance and personal insurance in selected market subcategories that are characteristically low-severity and predominately short-tailed risks. We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our six insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our MGA Commercial Products operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, the Workers Compensation operating unit no longer markets or retains any risk on new or renewal policies. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services.

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

Our MGA Commercial Products operating unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our MGA Commercial Products operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our MGA Commercial Products operating unit primarily writes commercial automobile, general liability, commercial property and excess casualty coverages. Our MGA Commercial Products operating unit markets its products in 22 states through 12 wholesale brokers and 90 general agency offices, as well as 63 independent retail agents in Texas and Oregon.

Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis; general aviation property/casualty insurance primarily for private and small commercial aircraft and airports; satellite launch property/casualty insurance products; medical professional liability insurance on an excess and surplus lines basis; and primary/excess commercial property coverages on an excess and surplus lines basis for both catastrophe and non-catastrophe exposures. The principal focus of the excess & umbrella insurance products offered is transportation (trucking for hire and specialty automobile coverage). The Specialty Commercial operating unit also provides excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation).  Typical risks range from one power unit to fleets of up to 200 power units and up to $150 million in receipts (non-construction) or $75 million in receipts (construction) from operations. Public entity excess coverage is also offered on an insurance and reinsurance basis for cities, counties and other public entities with populations up to 1,000,000. Our Specialty Commercial operating unit markets these excess & umbrella products through 132 wholesale brokers in all 50 states. The aircraft liability and hull insurance products underwritten by our Specialty Commercial operating unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Specialty Commercial operating unit markets these general aviation insurance products through 173 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Specialty Commercial operating unit are marketed through underwriting agencies with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months. The medical professional liability insurance underwritten on an excess and surplus lines basis by our Specialty Commercial operating unit focuses on standard risk healthcare professionals as well as those who do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. In addition to healthcare professionals, our Specialty Commercial operating unit also underwrites medical professional liability for medical facilities. These are generally outpatient facilities such as surgery centers, imaging centers, labs, home health agencies, and other non-hospital facilities providing medical services. The primary/excess commercial property coverages underwritten by our Specialty Commercial operating unit specializes in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our Specialty Commercial operating unit markets these products through 36 wholesale brokers in 50 states.

Our Standard Commercial P&C operating unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C operating unit currently markets its products through a network of 330 independent agents primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. In addition, our Standard Commercial P&C operating unit offers occupational accident coverage in Texas through an underwriting agency that specializes in the occupational accident insurance market. Effective June 1, 2016, we no longer market new or renewal occupational accident policies.

Our Specialty Personal Lines operating unit offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines operating unit also provides a renters insurance product that complements our non-standard auto offering and fits well in our distribution channel. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit actively markets and services these policies through 3,488 independent retail agents in 14 states.

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

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our MGA Commercial Products operating unit and Specialty Commercial operating unit. The Standard Commercial Segment consists of the Standard Commercial P&C operating unit and the Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines operating unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Gross Premiums Written:
Specialty Commercial Segment	$388,914	$351,050	$324,547
Standard Commercial Segment	76,891	81,892	84,679
Personal Segment	83,272	81,281	63,992
Total	$549,077	$514,223	$473,218

Net Premiums Written:
Specialty Commercial Segment	$249,072	$241,775	$230,638
Standard Commercial Segment	68,490	71,097	76,912
Personal Segment	44,267	44,072	16,802
Total	$361,829	$356,944	$324,352

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2016.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our MGA Commercial Products operating unit and our Specialty Commercial operating unit. During 2016, our MGA Commercial Products operating unit accounted for 56% and our Specialty Commercial operating unit accounted for 44% of the aggregate premiums produced by the Specialty Commercial Segment.

MGA Commercial Products operating unit. Our MGA Commercial Products operating unit markets, underwrites, finances and services commercial lines insurance in 22 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. The subsidiaries comprising our MGA Commercial Products operating unit include HSU, which is a regional managing general underwriter, TGASRI which is a Texas managing general agency, and PAAC, which provides premium financing for policies marketed by HSU and certain unaffiliated general and retail agents. HSU accounts for 87% of the premium volume financed by PAAC.

Our MGA Commercial Products operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2016, commercial automobile, general liability and all other property & casualty accounted for 86%, 10% and 4%, respectively, of the premiums produced by our MGA Commercial Products operating unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $1,000,000. The commercial insurance products offered by our MGA Commercial Products operating unit include the following:

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

Our MGA Commercial Products operating unit markets its products in 22 states through 12 wholesale brokers and 90 general agency offices, as well as 63 independent retail agents in Texas and Oregon. Our MGA Commercial Products operating unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2016, general agents produced 90%, retail agents produced 3% and wholesale brokers produced 7% of total premiums produced by our MGA Commercial Products operating unit. During 2016, the top ten general agents produced 40%, the twelve wholesale brokers produced 7% and no general agent produced more than 9%, of the total premium volume of our MGA Commercial Products operating unit. During the same period, the top ten retail agents produced 3%, and no retail agent produced more than 1%, of the total premium volume of our MGA Commercial Products operating unit.

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

Specialty Commercial operating unit. Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella, public entity and general liability insurance on both an admitted and non-admitted basis focusing primarily on trucking, specialty automobile and non-fleet automobile coverage, general aviation property/casualty insurance primarily for private and small commercial aircraft and airports, satellite launch insurance products, medical professional liability insurance on an excess and surplus lines basis and primary/excess commercial property coverage for both catastrophe and non-catastrophe exposures on an excess and surplus lines basis. Certain specialty programs are also managed by our Specialty Commercial operating unit.

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Specialty Commercial operating unit is offered on an admitted and non-admitted basis in all 50 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $5,000,000 (transportation) and $1,000,000 to $10,000,000 (non-transportation) in coverage in excess of the primary carrier’s limits of liability. The majority of the excess & umbrella and general liability insurance policies written by our Specialty Commercial operating unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy. During 2016, the top ten wholesale brokers accounted for 43% of our primary and excess casualty premium volume, with no single wholesale broker accounting for more than 10%. During 2016, commercial transportation excess liability risks accounted for 82% of the premiums, with the remaining 18% coming from non-transportation commercial excess, public entity and general liability risks.

The commercial excess & umbrella and general liability insurance products offered by our Specialty Commercial operating unit include the following:

•	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of commercial automobile, general liability and employer’s liability insurance. The excess insurance does not begin until the limits of liability in the primary layer have been exhausted. The excess layer provides not only higher limits, but catastrophic protection from large losses.

•	Commercial umbrella. Commercial umbrella insurance protects businesses for bodily injury, personal and advertising injury, or property damage claims in excess of the limits of their primary commercial automobile, general liability and employer’s liability policies, and for some claims excluded by their primary policies (subject to a deductible). Umbrella insurance provides not only higher limits, but catastrophic protection for large losses.

•	Commercial general liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

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

Our Specialty Commercial operating unit distributes its general aviation insurance products through 173 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Specialty Commercial operating unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2016, the top ten independent specialty brokers produced 35%, and no broker produced more than 5%, of the total general aviation premium volume of our Specialty Commercial operating unit. Our Specialty Commercial operating unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 89% of the aircraft written in 2016 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2016 was approximately $125,000. All general aviation policies produced by our Specialty Commercial operating unit are written through our insurance company subsidiaries.

Our Specialty Commercial operating unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities, as well as outpatient medical facilities. Our Specialty Commercial operating unit distributes its medical professional liability insurance products through 26 wholesale brokers in 49 states.

Our Specialty Commercial operating unit markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. Our Specialty Commercial operating unit distributes its primary/excess commercial property insurance products through 36 wholesale brokers in 50 states. We presently cede 80% of the primary/excess commercial property risk on policies underwritten by our insurance companies and we receive a fee on the portion of the business written as a cover-holder through a Lloyds Syndicate.

The specialty programs within our Specialty Commercial operating unit consist of fronting and agency arrangements, as well as a program underwriter. The specialty programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company and a program underwriter writing primarily commercial auto liability and physical damage risk in 18 states.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. Effective July 1, 2015, our Workers Compensation operating unit no longer markets or retains any risk on new or renewal policies. During 2016, our Standard Commercial P&C operating unit accounted for 99% and our Workers Compensation operating unit accounted for the remaining 1% of the aggregate premiums produced by the Standard Commercial Segment.

Standard Commercial P&C operating unit. Our Standard Commercial P&C operating unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. The subsidiaries comprising our Standard Commercial P&C operating unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial P&C operating unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. In addition, our Standard Commercial P&C operating unit offers occupational accident coverage in Texas through an underwriting agency that is a specialist in the occupational accident insurance market. Effective June 1, 2016, we no longer market new or renewal occupational accident policies. Products offered by our Standard Commercial P&C operating unit include the following:

•	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.

•	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

•	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

•	Business owner’s. Business owner’s insurance provides a package of coverage designed for small to midsize businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial automobile.

•	Occupational accident. Occupational accident insurance provides an alternative to statutory workers compensation insurance in Texas. Coverage includes medical, short term disability and accidental death and dismemberment. Effective June 1, 2016, we no longer market new or renewal occupational accident policies.

Our Standard Commercial P&C operating unit markets its property/casualty insurance products through 330 independent agencies operating in its target markets. Our Standard Commercial P&C operating unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C operating unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C operating unit has historically maintained excellent relationships with its producing agents, as evidenced by the 23 year average tenure of the 18 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2016. During 2016, the top ten agency groups produced 39%, and no individual agency group produced more than 9%, of the total premium volume of our Standard Commercial P&C operating unit.

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

Workers Compensation operating unit. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. The subsidiaries comprising our Workers Compensation operating unit include TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provided risk management services to customers of TBIC. The run-off of existing policies issued by TBIC is being administered by an independent third party.

Personal Segment / Specialty Personal Lines operating unit

The Personal Segment of our business consists solely of our Specialty Personal Lines operating unit. Our Specialty Personal Lines operating unit markets and services non-standard personal automobile policies and renters insurance in 14 states. During the fourth quarter of 2014, the Specialty Personal Lines operating unit discontinued the low value dwelling/homeowner’s and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit provides management, policy and claims administration services and includes the operations of American Hallmark General Agency, Inc. and Hallmark Claims Services, Inc. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Specialty Personal Lines operating unit include the following:

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

Our Specialty Personal Lines operating unit markets its products through 3,488 independent retail agents operating in its target geographic markets. Non-standard automobile represented 97% of the premiums produced during 2016. Our Specialty Personal Lines operating unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines operating unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2016, the top ten independent agency groups produced 23%, and no individual agency group produced more than 4%, of the total premium volume of our Specialty Personal Lines operating unit.

During 2016, personal automobile liability coverage accounted for 74% and personal automobile physical damage coverage accounted for the remaining 26% of the total non-standard automobile premiums produced by our Specialty Personal Lines operating unit. Our most common policy term is a six month policy. We offer additional terms of one-, two-, three- and twelve-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program. Our Specialty Personal Lines operating unit markets its products in 14 states directly for HIC, AHIC, HCM and HNIC.

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

Except for the products of our Specialty Commercial operating unit, the distribution of property/casualty insurance products by our operating units is geographically concentrated. For the twelve months ended December 31, 2016, five states accounted for 59% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2016.

State	Specialty Commercial Segment	Standard Commercial Segment	Personal Segment	Total	Percent of Total
	(dollars in thousands)
Texas	$187,500	$22,139	$23,094	$232,733	42.4%
Louisiana	24,618	-	-	24,618	4.5%
Arizona	2,140	-	22,430	24,570	4.5%
Oklahoma	11,938	-	10,581	22,519	4.1%
New Mexico	1,138	8,544	10,047	19,729	3.5%
All other states	161,580	46,208	17,120	224,908	41.0%

Total gross premiums written	$388,914	$76,891	$83,272	$549,077
Percent of total	70.8%	14.0%	15.2%	100.0%

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

	Year Ended December 31,
	2016	2015	2014
Gross premiums written	$549,077	$514,223	$473,218

Net statutory loss & LAE ratio	71.2%	65.4%	64.8%
Net statutory expense ratio	29.4%	30.6%	33.1%
Net statutory combined ratio	100.6%	96.0%	97.9%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2016, 2015 and 2014, our consolidated premium-to-surplus ratios were 146%, 144% and 154%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2016, our operating units had a total of 86 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reconciliation of reserve for unpaid losses and LAE. The following table provides a reconciliation of our beginning and ending reserve balances on a net-of-reinsurance basis for the years ended December 31, 2016, 2015 and 2014, to the gross-of-reinsurance amounts reported in our balance sheets at December 31, 2016, 2015 and 2014.

	As of and for Year Ended December 31
	2016	2015	2014

	(dollars in thousands)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, January 1	$348,087	$323,192	$312,468
Provision for losses and LAE for claims occurring in the current period	246,080	237,102	215,258
Increase (decrease) in reserve for unpaid losses and LAE for claims occurring in prior periods	7,608	(6,953)	(5,203)
Payments for losses and LAE, net of reinsurance:
Current period	(93,067)	(83,132)	(76,231)
Prior periods	(150,378)	(122,122)	(123,100)
Reserve for unpaid losses and LAE at December 31, net of reinsurance recoverable	358,330	348,087	323,192
Reinsurance recoverable on unpaid losses and LAE at December 31	123,237	102,791	91,943
Reserve for unpaid losses and LAE at December 31, gross of reinsurance	$481,567	$450,878	$415,135

The $7.6 million unfavorable net development, $7.0 million favorable net development and $5.2 million favorable net development in prior accident years recognized in 2016, 2015 and 2014, respectively, represent normal changes in our loss reserve estimates. In 2016, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2015 and 2014, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments - Reserves for unpaid losses and loss adjustment expenses.”)

The $7.6 million increase in prior period reserves for unpaid losses and LAE recognized in 2016 was attributable to $5.3 million favorable net development on claims incurred in the 2015 accident year, $3.9 million unfavorable net development on claims incurred in the 2014 accident year and $9.0 million unfavorable net development on claims incurred in the 2013 and prior accident years. Our MGA Commercial Products operating unit, Specialty Personal Lines operating unit and Specialty Commercial operating unit accounted for $11.3 million, $5.0 million, and $1.2 million, respectively, of the increase in prior period reserves recognized during 2016. The increase in reserves for our MGA Commercial operating unit was primarily related to our commercial auto liability line of business. The increase in reserves for our Specialty Personal Lines operating unit was primarily attributable to the 2015, 2014 and 2013 and prior accident years. The increase in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million unfavorable development in our medical professional liability products and $0.7 million related to our commercial auto liability specialty program, partially offset by $0.3 million favorable development in our general aviation line of business and $0.1 million favorable development in our commercial excess liability line of business. These unfavorable developments were partially offset by favorable development of $6.6 million in our Standard Commercial P&C operating unit and $3.3 in our Workers Compensation operating unit. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our general liability lines of business. The decrease in prior period reserves for our Workers Compensation operating unit was attributable to the 2015, 2014, 2013 and prior accident years.

The $7.0 million decrease in prior period reserves for unpaid losses and LAE recognized in 2015 was attributable to $7.4 million favorable development on claims incurred in the 2014 accident year, $1.5 million unfavorable development on claims incurred in the 2013 accident year and $1.1 million favorable development on claims incurred in the 2012 and prior accident years. Our Standard Commercial P&C operating unit, Workers Compensation operating unit and Specialty Commercial operating unit accounted for $5.4 million, $2.0 million and $3.4 million, respectively, of the decrease in prior period reserves recognized during 2015. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our general liability lines of business. The decrease in reserves for our Workers Compensation operating unit was attributable to the 2014, 2013 and 2012 and prior accident years. The decrease in reserves for our Specialty Commercial operating unit was primarily related to $1.4 million in our commercial auto liability specialty program, $0.9 million favorable development in our general aviation line of business, $0.8 million favorable development in our medical professional liability products and $0.3 million favorable development in our commercial excess liability line of business. These favorable developments were partially offset by unfavorable development of $2.6 million in our Specialty Personal Lines operating unit primarily attributable to the 2014 accident year and unfavorable development of $1.2 million in our MGA Commercial Products operating unit primarily related to our commercial auto liability line of business.

The $5.2 million decrease in prior period reserves for unpaid losses and LAE recognized in 2014 was attributable to $7.2 million favorable development on claims incurred in the 2013 accident year, $4.4 million unfavorable development on claims incurred in the 2012 accident year and $2.4 million favorable development on claims incurred in the 2011 and prior accident years. Our Standard Commercial P&C operating unit, Specialty Personal Lines operating unit, Workers Compensation operating unit and Specialty Commercial operating unit accounted for $4.1 million, $2.9 million, $1.9 million and $1.6 million, respectively, of the decrease in prior period reserves recognized during 2014. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our commercial auto and general liability lines of business. The decrease in reserves for our Specialty Personal Lines operating unit was primarily attributable to the 2013 accident year. The decrease in reserves for our Workers Compensation operating unit was attributable to the 2013, 2012 and 2011 and prior accident years. The decrease in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million favorable development in our commercial excess liability line of business, $0.6 million related to our commercial auto liability specialty program and $0.4 million favorable development in our medical professional liability products, partially offset by a $0.3 million unfavorable development in our general aviation line of business. These favorable developments were partially offset by unfavorable development of $5.3 million in our MGA Commercial Products operating unit primarily related to our commercial auto liability and general liability lines of business.

Analysis of loss and LAE reserve development. The following table shows the development of our loss reserves, net of reinsurance, for years ended December 31, 2006 through 2016. Section A of the table shows the estimated liability for unpaid losses and LAE, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to us. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Cumulative Redundancy/ (Deficiency) (Section C of the table) represents the aggregate change in the estimates over all prior years. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

As of and for Year Ended December 31

	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
A. Reserve for unpaid loss & LAE, net of reinsurance recoverables	$72,801	$120,849	$150,025	$176,250	$213,723	$254,901	$263,832	$312,468	$323,192	$348,087	$358,330

B. Net reserve re-estimated as of:
One year later	66,387	119,034	151,645	185,440	230,089	251,226	273,786	307,265	316,239	355,695
Two years later	68,490	118,646	155,155	183,689	226,856	256,198	275,778	307,793	329,158
Three years later	68,809	120,444	154,738	181,268	230,145	253,814	274,704	316,766
Four years later	69,847	119,771	155,520	185,848	227,555	251,968	272,542
Five years later	71,879	123,949	158,842	184,995	227,357	250,349
Six years later	78,396	128,006	159,151	185,666	239,551
Seven years later	79,939	128,907	159,747	194,083
Eight years later	80,439	129,724	161,843
Nine years later	81,737	131,311
Ten years later	87,568

C. Net cumulative (deficiency) redundancy	(14,767)	(10,462)	(11,818)	(17,833)	(25,828)	4,552	(8,710)	(4,298)	(5,966)	(7,608)

D. Cumulative amount of claims paid, net of reserve recoveries through:
One year later	30,061	50,458	64,810	73,647	105,848	109,538	110,812	123,100	122,122	150,378
Two years later	46,860	78,314	95,385	121,222	156,176	163,803	174,684	194,925	209,484
Three years later	58,322	93,286	120,133	146,956	188,044	200,637	209,619	261,379
Four years later	65,084	105,251	131,912	162,704	207,484	216,349	238,192
Five years later	71,082	112,029	140,618	172,330	220,627	229,408
Six years later	75,225	118,171	146,581	179,880	226,459
Seven years later	75,141	122,410	152,232	185,104
Eight years later	83,865	126,144	156,844
Nine years later	85,724	128,671
Ten years later	87,292

Net reserve-December 31	72,801	120,849	150,025	176,250	213,723	254,901	263,832	312,468	323,192	348,087	358,330
Reinsurance recoverables	4,763	4,489	6,338	8,412	37,954	42,044	49,584	70,172	91,943	102,791	123,237
Gross reserve-December 31	77,564	125,338	156,363	184,662	251,677	296,945	313,416	382,640	415,135	450,878	481,567

Net re-estimated reserve	87,568	131,311	161,843	194,083	239,551	250,349	272,542	316,766	329,158	355,695
Re-estimated reinsurance recoverable	7,048	6,494	7,975	7,123	27,053	35,971	40,685	63,474	85,436	107,616
Gross re-estimated reserve	94,616	137,805	169,818	201,206	266,604	286,320	313,227	380,240	414,594	463,311

Gross cumulative redundancy (deficiency)	$(17,052)	$(12,467)	$(13,455)	$(16,544)	$(14,927)	$10,625	$189	$2,400	$541	$(12,433)

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2016 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31
	2016	2015	2014
Gross premiums written	$549,077	$514,223	$473,218
Ceded premiums written	(187,248)	(157,279)	(148,866)
Net premiums written	$361,829	$356,944	$324,352
Gross premiums earned	$524,229	$494,643	$461,694
Ceded premiums earned	(170,859)	(145,562)	(140,477)
Net premiums earned	$353,370	$349,081	$321,217
Reinsurance recoveries	$116,057	$89,892	$99,911

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income, equity securities and other investments. As of December 31, 2016, we had total invested assets of $654.1 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2016 would decrease by approximately $17.8 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2016 and 2015.

	As of December 31, 2016			As of December 31, 2015
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$226,062	37.8%	3.0%	$121,709	22.9%	3.0%
Collateralized corporate bank loans	106,009	17.8%	3.5%	81,596	15.4%	4.6%
Municipal bonds	163,895	27.4%	4.4%	192,368	36.2%	2.7%
US Treasury securities and obligations of U.S. Government	42,022	7.0%	1.2%	76,269	14.3%	0.8%
Mortgage backed	59,469	10.0%	2.4%	59,383	11.2%	2.0%

Total	$597,457	100.0%	3.3%	$531,325	100.0%	2.7%

The weighted average credit rating for our fixed-income portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was BBB+ at December 31, 2016. The following table shows the distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total fair value as of December 31, 2016 and 2015:

	As of	As of
	December 31, 2016	December 31, 2015
Rating:
"AAA"	9.5%	10.1%
"AA"	22.4%	34.8%
"A"	7.4%	10.2%
"BBB"	39.8%	27.9%
"BB"	12.6%	9.8%
"B"	0.9%	0.8%
"CCC"	0.1%	2.0%
"CC"	1.6%	0.0%
"NR"	5.7%	4.4%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2016 and 2015.

	As of December 31, 2016		As of December 31, 2015
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$97,849	16.4%	$76,560	14.4%
One to five years	272,168	45.5%	234,213	44.1%
Five to ten years	115,248	19.3%	101,387	19.1%
More than ten years	52,723	8.8%	59,782	11.2%
Mortgage-backed	59,469	10.0%	59,383	11.2%

Total	$597,457	100.0%	$531,325	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2016, 8% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2016.

Net Unrealized Gain Balance
Category	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$46
Corporate bonds	1,147
Collateralized corporate bank loans	789
Municipal bonds	(2,005)
Mortgage-backed	(304)
Equity securities	20,262
Other investments	1,188
Total	$21,123

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,037 property/casualty insurance companies and 2,062 property/casualty insurance groups operating in North America as of July 12, 2016. The primary competition for our MGA Commercial Products operating unit includes such carriers as Canal Insurance Company, Global Hawk Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Progressive County Mutual, State National Insurance Company and Underwriters at Lloyds of London. Our Specialty Commercial operating unit considers its primary competition for our excess & umbrella and general liability insurance products to include such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, XL Specialty Insurance, Navigators, and W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. The primary competitors for our general aviation insurance products produced by our Specialty Commercial operating unit are Phoenix Aviation Managers, Starr Aviation, Chartis, United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. The primary competition for the medical professional liability insurance products produced by our Specialty Commercial operating unit are Admiral Insurance Company, Catlin Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, Lexington Insurance Company, ProAssurance Corporation, RSUI Group and TDC Companies. The primary competition for our primary/excess commercial property insurance products includes such carriers as Chubb Westchester, Aspen Insurance, Axis Insurance Company, Endurance Specialty Holdings, Ltd., Liberty Insurance Underwriters and Markel Insurance Company. Our Standard Commercial P&C operating unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. The primary competition for the occupational accident insurance product offered by our Standard Commercial P&C unit includes such carriers as Great American Insurance Group, One Beacon Insurance Company, North American Insurance Company and Service Lloyds. Although our Specialty Personal Lines operating unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31 or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC and HNIC, both domiciled in Arizona, may pay dividends out of that part of their available surplus funds that is derived from realized net profits on their business. Without prior written approval from the Arizona Department of Insurance, HIC and HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net investment income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2016, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2016, we employed 420 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2016 unpaid losses and LAE would have produced a $4.8 million change to pretax earnings. Our gross loss and LAE reserves totaled $481.6 million at December 31, 2016. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $358.3 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,037 property/casualty insurance companies and 2,062 property/casualty insurance groups operating in North America as of July 12, 2016. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2016, we had a total of $229.3 million due us from reinsurers, including $147.8 million of recoverables from losses and $81.5 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2016 was $51.9 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2017 by our insurance company subsidiaries is $19.4 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2016, 91% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 30% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2016 was $597.5 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $17.8 million as of December 31, 2016. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 79% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2016, Hallmark had $0.1 million in its investment portfolio exposed to sub-prime mortgages and $59.5 million total exposure in mortgage-backed securities.

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

The successful integration of any newly acquired business into our operations will require, among other things, the retention and assimilation of their key management, sales and other personnel; the coordination of their lines of insurance products and services; the adaptation of their technology, information systems and other processes; and the retention and transition of their customers. Unexpected difficulties in integrating any acquisition could result in increased expenses and the diversion of management time and resources. If we do not successfully integrate any acquired business into our operations, we may not realize the anticipated benefits of the acquisition, which could have a material adverse impact on our financial condition and results of operations. Further, any potential acquisition may require significant capital outlay and, if we issue equity or convertible debt securities to pay for an acquisition, the issuance may be dilutive to our existing stockholders.

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

The following states accounted for 59% of our gross written premiums for 2016: Texas (42%), Louisiana (5%), Arizona (4%), Oklahoma (4%) and New Mexico (4%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters, Standard Commercial P&C operating unit and Workers Compensation operating unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $50,981 per month pursuant to a lease which expires June 30, 2022.

Our MGA Commercial Products operating unit is presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $34,073 per month pursuant to a lease that expires November 30, 2020.

Our Specialty Commercial operating unit is located at 13727 Noel Road, Dallas, Texas. These leased premises consist of 15,072 square feet of office space. The rent is currently $28,574 per month pursuant to a lease that expires November 30, 2022. Our Specialty Commercial operating unit also maintains branch offices in the following locations:

Location	Monthly Rent	Lease Expiration

Atlanta, Georgia	$12,052	November 30, 2022

Glendale, California	$2,570	July 31, 2020

Chicago, Illinois	$8,900	April 30, 2017

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2016 related to this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2015.

Period	High Sale	Low Sale
Year Ended December 31, 2016:
First quarter	$11.98	$9.79
Second quarter	12.01	9.50
Third quarter	11.93	9.71
Fourth quarter	12.09	9.77

Year Ended December 31, 2015:
First quarter	$12.67	$9.50
Second quarter	12.15	10.46
Third quarter	11.87	9.33
Fourth quarter	13.29	11.19

Holders

As of March 1, 2017, there were 1,679 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)](1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	624,231	$9.14	1,707,039
Equity compensation plans not approved by security holders	-	-	-

Total	624,231	$9.14	1,707,039

(1) Securities remaining available for future issuance are net of a maximum of 292,961 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria.  See Note 13 to the audited consolidated financial statements included in this report.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(a)	(b)	(c)	(d)

October 1st - October 31st	31,408	$10.34	2,590,133	1,409,867
November 1st – November 30th	-	$-	2,590,133	1,409,867
December 1st – December 31st	-	$-	2,590,133	1,409,867

Performance Graph

The following graph compares the five year cumulative total return provided shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Insurance Index, and the S&P Property & Casualty Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2011 and its relative performance is tracked through December 31, 2016.

Item 6. Selected Financial Data

	Year Ended December 31
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Gross premiums written	$549,077	$514,223	$473,218	$460,027	$389,842
Ceded premiums written	(187,248)	(157,279)	(148,866)	(99,262)	(57,353)
Net premiums written	361,829	356,944	324,352	360,765	332,489
Change in unearned premiums	(8,459)	(7,863)	(3,135)	(224)	(13,053)
Net premiums earned	353,370	349,081	321,217	360,541	319,436

Investment income, net of expenses	16,342	13,969	12,383	12,884	15,293
Net realized (losses) gains	(369)	2,503	134	10,540	1,943
Finance charges	4,977	5,952	5,279	5,830	5,957
Commission and fees	1,427	213	(1,694)	(487)	(1,145)
Other income	205	684	47	120	316
Total revenues	375,952	372,402	337,366	389,428	341,800

Loss and loss adjustment expenses	253,688	230,149	210,055	261,345	226,414
Operating expenses	106,769	103,993	101,427	109,289	103,792
Interest expense	4,549	3,906	4,576	4,599	4,634
Amortization of intangible assets	2,468	2,468	2,526	3,115	3,586
Total expenses	367,474	340,516	318,584	378,348	338,426

Income before tax	8,478	31,886	18,782	11,080	3,374
Income tax expense (benefit)	1,952	10,023	5,353	2,835	(474)
Net income	6,526	21,863	13,429	8,245	3,848
Less: Net income attributable to non-controlling interest	-	-	-	-	324

Net income attributable to Hallmark Financial Services, Inc.	6,526	21,863	13,429	8,245	3,524

Net income per share attributable to Hallmark Financial Services, Inc. common stockholders:
Basic	$0.35	$1.14	$0.70	$0.43	$0.18
Diluted	$0.34	$1.13	$0.69	$0.43	$0.18

	As of December 31
Balance Sheet Items:	2016	2015	2014	2013	2012

Total investments	$654,119	$578,829	$507,229	$461,325	$445,360
Total assets (1)	$1,162,460	$1,075,547	$979,765	$907,867	$789,261
Reserves for unpaid loss and loss adjustment expenses	$481,567	$450,878	$415,135	$382,640	$313,416
Unearned premiums	$241,254	$216,407	$196,826	$185,303	$162,502
Total liabilities (1)	$896,724	$813,521	$727,728	$669,749	$568,724
Total stockholders' equity	$265,736	$262,026	$252,037	$238,118	$220,537

Book value per share	$14.28	$13.72	$13.11	$12.36	$11.45

(1)	Amounts have been adjusted for the adoption of ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, (See, “Simplifying the Presentation of Debt Issuance Costs” in Note 1 to the audited consolidated financial statements, included in this report.)

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

Our insurance activities are organized by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit. Certain specialty programs are also managed by our Specialty Commercial operating unit. Our MGA Commercial Products operating unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Specialty Commercial operating unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective June 1, 2016, we no longer market new or renewal occupational accident policies. Effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies. Our Standard Commercial P&C operating unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation operating unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowners and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit is comprised of our AHGA and HCS subsidiaries.

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

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common stock, preferred stock and the equity warrant classified as Other Investments.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2016 and 2015, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating unit or one level below an operating unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2016 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; MGA Commercial Products operating unit - $19.8 million; Specialty Commercial operating unit - $17.4 million (comprised of $7.7 million for the primary/excess & umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2016 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2016. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our operating units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2016. However, a 10% decline in the fair value of our Standard Commercial P&C operating unit, a 7% decline in the fair value of our MGA Commercial Products operating unit, a 6% decline in the fair value of our Specialty Personal Lines operating unit, a 49% decline in the fair value of our excess & umbrella component or a 16% decline in the fair value of our general aviation and satellite component would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2016. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our operating units in connection with our goodwill impairment testing. We believe the current financial market conditions, as well as the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2016. Through December 31, 2016, there were no indicators of impairment.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2016 reserves for unpaid losses and LAE would have produced a $4.8 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2016 was $390.9 million to $498.7 million. Our best estimate of unpaid losses and LAE as of December 31, 2016 is $481.6 million. Our carried reserve for unpaid losses and LAE as of December 31, 2016 is comprised of $254.8 million in case reserves and $226.8 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $36.8 million higher than the midpoint, or 96.6% of the high end, of the actuarial range at December 31, 2016 as compared to $30.1 million above the midpoint, or 96.9% of the high end, of the actuarial range at December 31, 2015. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004	7/1/2005
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2016	63.5%	64.5%	61.2%	66.1%	61.0%
Effect of actual 5.0% above estimated loss ratio at December 31, 2016	$-	$-	$(3,360)	$(3,790)	$(546)
Effect of actual 5.0% below estimated loss ratio at December 31, 2016	$1,850	$3,055	$2,734	$3,790	$546

The following table details the profit sharing commission revenue sensitivity of the MGA Commercial Products operating unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2016	59.1%	65.0%	60.6%
Effect of actual 5.0% above estimated loss ratio at December 31, 2016	$(3,096)	$-	$(1,430)
Effect of actual 5.0% below estimated loss ratio at December 31, 2016	$3,096	$2,351	$1,618

Results of Operations

Comparison of Years ended December 31, 2016 and December 31, 2015

Management overview. During fiscal 2016, our total revenues were $376.0 million, which was $3.6 million more than the $372.4 million in total revenues for fiscal 2015. During the year ended December 31, 2016, our income before tax was $8.5 million as compared to $31.9 million during the same period of 2015.

This increase in revenue was primarily attributable to higher net premiums earned, higher net investment income and higher commission and fee revenue, partially offset by realized losses recognized on our investment portfolio during the current period as compared to realized gains recognized during the same period the prior year and lower finance charges.

The increased net earned premiums were primarily attributable to higher net premiums written in our Specialty Commercial Segment and the favorable impact of increased retention under a quota share reinsurance agreement in our Personal Segment effective October 1, 2014, partially offset by the adverse impact on the Standard Commercial Segment of ceding substantially all unearned workers’ compensation premiums effective July 1, 2015.

The decrease in income before tax for the year ended December 31, 2016 was due primarily to increased loss and LAE of $23.5 million, higher operating expenses of $2.8 million and higher interest expense of $0.6 million, partially offset by the increased revenue discussed above. The increase in loss and LAE was primarily the result of unfavorable net prior year loss reserve development and higher current accident year loss trends in our Specialty Commercial Segment and Personal Segment, partially offset by higher favorable net prior year loss reserve development in our Standard Commercial Segment. During the twelve months ended December 31, 2016, we recorded unfavorable prior year net loss reserve development of $7.6 million as compared to $7.0 million of favorable prior year net loss reserve development for the same period of 2015. We incurred an aggregate of $11.0 million of net catastrophe losses during the year ended December 31, 2016 as compared to $9.3 million for the same period the prior year. Other operating expenses increased during the year ended December 31, 2016 primarily as the result of increased salary and related expenses in our Specialty Commercial Segment and a $1.8 million payment to settle the earn-out related to the previous acquisition of TBIC accrued during the second quarter of 2016, partially offset by lower production related expenses predominately in our Specialty Commercial Segment. The increase in interest expense was due to interest on our Facility B revolving credit facility entered into during the fourth quarter of 2015.

We reported net income of $6.5 million for the year ended December 31, 2016, as compared to net income of $21.9 million for the year ended December 31, 2015. On a diluted per share basis, net income was $0.34 per share for fiscal 2016 as compared to net income of $1.13 per share for fiscal 2015.

Segment information

The following is additional business segment information for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31
	Specialty Commercial Segment		Standard Commercial Segment		Personal Segment		Corporate		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross premiums written	$388,914	$351,050	$76,891	$81,892	$83,272	$81,281	$-	$-	$549,077	$514,223
Ceded premiums written	(139,842)	(109,275)	(8,401)	(10,795)	(39,005)	(37,209)	-	-	(187,248)	(157,279)
Net premiums written	249,072	241,775	68,490	71,097	44,267	44,072	-	-	361,829	356,944
Change in unearned premiums	(7,182)	(4,135)	(980)	1,516	(297)	(5,244)	-	-	(8,459)	(7,863)
Net premiums earned	241,890	237,640	67,510	72,613	43,970	38,828	-	-	353,370	349,081

Total revenues	255,897	249,910	71,966	76,864	49,826	45,538	(1,737)	90	375,952	372,402

Losses and loss adjustment expenses	169,125	148,664	41,173	47,071	43,390	34,414	-	-	253,688	230,149
			-		-
Pre-tax income (loss)	24,417	40,277	8,866	6,687	(6,839)	(885)	(17,966)	(14,193)	8,478	31,886

Net loss ratio (1)	69.9%	62.6%	61.0%	64.8%	98.7%	88.6%			71.8%	65.9%
Net expense ratio (1)	25.3%	25.6%	33.0%	32.6%	21.5%	19.0%			28.0%	28.0%
Net combined ratio (1)	95.2%	88.2%	94.0%	97.4%	120.2%	107.6%			99.8%	93.9%

Favorable (Unfavorable) Prior Year Development	(12,502)	2,147	9,901	7,416	(5,007)	(2,610)			(7,608)	6,953

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $388.9 million for the year ended December 31, 2016, which was $37.9 million, or 11%, more than the $351.0 million reported for the same period in 2015. Net premiums written were $249.1 million for the year ended December 31, 2016 as compared to $241.8 million reported for the same period in 2015. The increase in gross and net premiums written was due to increased premium production in both our MGA Commercial Products and our Specialty Commercial operating units.

The $255.9 million of total revenue for the year ended December 31, 2016 was $6.0 million higher than the $249.9 million reported for 2015. This 2% increase in revenue was due to higher net premiums earned of $4.3 million due predominately to increased production discussed above. Further contributing to this increased revenue was higher net investment income of $1.4 million, higher commission and fees of $0.3 million and higher other income of $0.1 million, partially offset by lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $24.4 million for the year ended December 31, 2016 was $15.9 million lower than the $40.3 million reported for the same period in 2015. This decrease in pre-tax income was primarily due to higher loss and LAE expenses of $20.5 million and higher operating expense of $1.4 million, partially offset by the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $16.5 million increase in loss and LAE due primarily to $11.3 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2016 as compared to $1.2 million of unfavorable prior year net loss reserve development recognized for the same period the prior year, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $2.1 million increase in loss and LAE which consisted of (a) a $1.6 million increase in loss and LAE attributable to our medical professional liability insurance products, (b) a $0.8 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business, (c) a $0.8 million increase in loss and LAE attributable to our primary/excess property insurance products, partially offset by (d) a $1.1 million decrease in loss and LAE attributable to our satellite launch insurance line of business due primarily to favorable current accident year loss trend. Our specialty programs reported a $1.9 million increase in loss and LAE due primarily to $0.7 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2016 as compared to $1.4 million of favorable prior year net loss reserve development recognized for the same period the prior year. The increase of $1.4 million in operating expense was the combined result of increased salary and related expenses of $3.8 million, higher travel related expenses of $0.2 million, higher occupancy and other expenses of $0.9 million and higher professional service fee expenses of $0.1 million, partially offset by lower production related expenses of $3.6 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

The Specialty Commercial Segment reported a net loss ratio of 69.9% for the year ended December 31, 2016 as compared to 62.6% for the same period during 2015. The gross loss ratio before reinsurance was 67.3% for the year ended December 31, 2016 as compared to 61.6% for the same period in 2015. The higher gross and net loss ratio included $12.5 million of unfavorable prior year net loss reserve development for the year ended December 31, 2016 as compared to $2.1 million of favorable prior year net loss reserve development for the same period during 2015, as well as higher current accident year loss trends.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $76.9 million for the year ended December 31, 2016, which was $5.0 million, or 6%, less than the $81.9 million reported for the same period in 2015. Net premiums written were $68.5 million for the year ended December 31, 2016 as compared to $71.1 million reported for the same period in 2015. The decrease in premium volume was primarily due to lower premium production in our Workers Compensation operating unit due to the renewal rights agreement entered into during the second quarter of 2015 and subsequently amended during the third quarter of 2015 to cede substantially all of the unearned premium effective July 1, 2015.

Total revenue for the Standard Commercial Segment of $72.0 million for the year ended December 31, 2016 was $4.9 million less than the $76.9 million reported during the year ended December 31, 2015. This 6% decrease in total revenue was mostly due to the Workers Compensation operating unit experiencing both a $0.6 million gain during the year ended December 31, 2015 in connection with the transfer of renewal rights and a $5.1 million decrease in net premiums earned during 2016 primarily as a result of ceding substantially all unearned premiums as of July 1, 2015 and lower net investment income of $0.2 million. These decreases in revenue were partially offset by a decreased adverse profit share commission revenue adjustment of $1.0 million.

Our Standard Commercial Segment reported pre-tax income of $8.9 million for the year ended December 31, 2016 which was $2.2 million higher than the $6.7 million reported for the same period of 2015. Lower loss and LAE of $5.9 million was the primary driver for the higher pre-tax income, as well as lower operating expenses of $1.2 million, partially offset by the decreased revenue discussed above.

The net loss ratio for the year ended December 31, 2016 was 61.0% as compared to the 64.8% reported for the year ended December 31, 2015. The gross loss ratio before reinsurance was 59.6% for the year ended December 31, 2016 as compared to 63.4% for the prior year. The lower gross and net loss ratios resulted primarily from lower premium volume, lower current accident year non-catastrophe loss trends and increased favorable net loss reserve development partially offset by higher current accident year catastrophe losses. The net loss ratios for the year ended December 31, 2016 include $8.4 million of catastrophe related losses. The net loss ratios for the year ended December 31, 2015 include $7.8 million of catastrophe related losses. During the year ended December 31, 2016 and 2015, the Standard Commercial Segment reported favorable prior year net loss reserve development of $9.9 million and $7.4 million, respectively. The Standard Commercial Segment reported a net expense ratio of 33.0% for the year ended December 31, 2016 as compared to 32.6% for the same period of 2015. The increase in the expense ratio was primarily due to the runoff of our Workers Compensation operating unit and the discontinued marketing of new and renewal occupational accident policies during 2016.

Personal Segment.

Gross premiums written for the Personal Segment were $83.3 million for the year ended December 31, 2016, which was $2.0 million more than the $81.3 million reported for the same period in 2015. Net premiums written for our Personal Segment were $44.3 million for the year ended December 31, 2016, which was an increase of $0.2 million from the $44.1 million reported for the same period of 2015.

Total revenue for the Personal Segment increased 9% to $49.8 million for the year ended December 31, 2016 from $45.5 million the prior year. The $4.3 million increase in revenue was primarily due to higher net premiums earned of $5.1 million due mostly to increased retention under a quota share reinsurance agreement effective October 1, 2014 and higher net investment income of $0.1 million, partially offset by lower finance charges of $0.9 million.

Our Personal Segment reported a pre-tax loss of $6.8 million for the year ended December 31, 2016 as compared to pre-tax loss of $0.9 million for the same period of 2015. The pre-tax loss was the result of increased losses and LAE of $9.0 million and increased operating expenses of $1.2 million, partially offset by the increased revenue discussed above.

The Personal Segment reported a net loss ratio of 98.7% for the year ended December 31, 2016 as compared to 88.6% for the same period in 2015. The gross loss ratio before reinsurance was 94.8% for the year ended December 31, 2016 as compared to 80.8% for the same period in 2015. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $5.0 million for the year ended December 31, 2016 as compared to unfavorable prior year net loss reserve development of $2.6 million for the same period of 2015, as well as higher current accident year loss trends. The increase in operating expenses of $1.2 million was the combined result of $0.4 million increase in other operating expenses driven by our investment in technology, a $0.3 million increase in production related expenses, a $0.4 million increase in salary and related expenses and a $0.1 million increase in professional service fees and occupancy expenses. The Personal Segment reported a net expense ratio of 21.5% for the year ended December 31, 2016 as compared to 19.0% for the same period of 2015.

Corporate.

Total revenue for Corporate decreased by $1.8 million for the year ended December 31, 2016 as compared to the same period the prior year. This decrease in total revenue was due to net realized losses recognized on our investment portfolio of $0.4 million for the year ended December 31, 2016 as compared to the net realized gains of $2.5 million for the same period of 2015, partially offset by higher net investment income of $1.1 million.

Corporate pre-tax loss was $18.0 million for the year ended December 31, 2016 as compared to pre-tax loss of $14.2 million for the same period of 2015. The increase in pre-tax loss was primarily due to the decreased revenue discussed above, higher operating expenses of $1.3 million and increased interest expense of $0.6 million. The increase in operating expenses of $1.3 million was due primarily to an additional $1.8 million earn-out paid in conjunction with the previous acquisition of TBIC and higher other operating expenses of $0.1 million, partially offset by lower salary and related expenses of $0.4 million due primarily to lower incentive compensation expense in 2016, lower professional service fee expense of $0.1 million and lower travel and related expenses of $0.1 million. The increase in interest expense of $0.6 million was due primarily to the interest expense under Facility B, partially offset by a reduction in interest expense due to the transition from a fixed interest rate to a lower floating interest rate as of June 15, 2015 on our Trust I subordinated debt securities.

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

Segment information.

The following is additional business segment information for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31
	Specialty Commercial Segment		Standard Commercial Segment		Personal Segment		Corporate		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Gross premiums written	$351,050	$324,547	$81,892	$84,679	$81,281	$63,992	$-	$-	$514,223	$473,218
Ceded premiums written	(109,275)	(93,909)	(10,795)	(7,767)	(37,209)	(47,190)	-	-	(157,279)	(148,866)
Net premiums written	241,775	230,638	71,097	76,912	44,072	16,802	-	-	356,944	324,352
Change in unearned premiums	(4,135)	(1,815)	1,516	1,399	(5,244)	(2,719)	-	-	(7,863)	(3,135)
Net premiums earned	237,640	228,823	72,613	78,311	38,828	14,083	-	-	349,081	321,217

Total revenues	249,910	241,920	76,864	81,464	45,538	20,404	90	(6,422)	372,402	337,366

Losses and loss adjustment expenses	148,664	149,961	47,071	51,130	34,414	8,964	-	-	230,149	210,055

Pre-tax income (loss)	40,277	34,237	6,687	4,595	(885)	1,226	(14,193)	(21,276)	31,886	18,782

Net loss ratio (1)	62.6%	65.5%	64.8%	65.3%	88.6%	63.7%			65.9%	65.4%
Net expense ratio (1)	25.6%	25.6%	32.6%	33.3%	19.0%	43.3%			28.0%	30.5%
Net combined ratio (1)	88.2%	91.1%	97.4%	98.6%	107.6%	107.0%			93.9%	95.9%

Favorable (Unfavorable) Prior Year Development	2,147	(3,721)	7,416	6,033	(2,610)	2,891			6,953	5,203

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $351.0 million for the year ended December 31, 2015, which was $26.5 million, or 8%, more than the $324.5 million reported for the same period in 2014. Net premiums written were $241.8 million for the year ended December 31, 2015 as compared to $230.6 million reported for the same period in 2014. The increase in gross and net premiums written was due to increased premium production in both our MGA Commercial Products and Specialty Commercial operating units, including our specialty programs.

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

Our MGA Commercial Products operating unit reported a $2.8 million increase in loss and LAE for the year ended December 31, 2015 as compared to the same period of 2014. Our MGA Commercial Products operating unit reported $1.2 million of unfavorable prior year loss reserve development during the year ended December 31, 2015 as compared to $5.3 million of unfavorable prior year loss reserve development reported for the same period the prior year. Our Specialty Commercial operating unit reported a $0.9 million decrease in loss and LAE which consisted of (a) a $2.3 million decrease in loss and LAE in our general aviation and satellite launch insurance products due primarily to $0.9 million of favorable prior year loss reserve development recognized during the year ended December 31, 2015 as compared to $0.3 million of adverse prior year loss reserve development recognized for the same period the prior year, (b) a $0.5 million increase in loss and LAE due primarily to $0.6 million lower favorable prior year net loss reserve development recognized during the year ended December 31, 2015 as compared to the same period during 2014 in our commercial umbrella and primary/excess liability line of business, and (c) a $0.9 million increase in loss and LAE attributable to our medical professional liability insurance products. Our specialty programs reported a $3.2 million decrease in loss and LAE due primarily to $1.4 million of favorable prior year net loss reserve development recognized during the year ended December 31, 2015 as compared to $0.6 million of favorable prior year net loss reserve development recognized for the same period the prior year as well as the impact of a quota share agreement entered into during the second quarter of 2014. The increase of $3.3 million in operating expense was primarily the combined result of the year to date expenses to start up our primary/excess property coverage business of $1.9 million, increased salary and related expenses of $1.2 million, higher professional service fees of $0.3 million, increased travel related expenses of $0.1 million and higher other operating expenses of $0.2 million, partially offset by lower production related expense of $0.4 million primarily in our commercial umbrella and primary/excess liability line of business.

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

The net loss ratio for the year ended December 31, 2015 was 64.8% as compared to the 65.3% reported for the year ended December 31, 2014. The gross loss ratio before reinsurance was 63.4% for the year ended December 31, 2015 as compared to 71.7% for the prior year. The improvement in the gross and net loss ratios was driven primarily by lower net catastrophe losses. The gross and net loss ratios for the year ended December 31, 2015 included $7.8 million of net catastrophe related losses compared to $13.4 million of net catastrophe related losses for the same period the prior year. During the year ended December 31, 2015, the Standard Commercial Segment reported $7.4 million of favorable loss development as compared to $6.0 million reported for the same period of 2014.

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

Corporate pre-tax loss was $14.2 million for the year ended December 31, 2015 as compared to a $21.3 million pre-tax loss for the same period the prior year. The improvement in pre-tax loss was primarily due to the increased revenue discussed above and lower interest expense of $0.7 million due to the lower floating interest rate effective June 15, 2015 on our Trust I subordinated debt securities. (See, “Liquidity and Capital Resources - Subordinated Debt Securities.”) This improvement in pre-tax loss was partially offset by higher operating expenses of $0.1 million primarily as a result of higher salary and related costs of $0.5 million due primarily to increased incentive compensation accruals compared to the prior period, partially offset by lower professional service fees of $0.3 million and lower other operating expenses of $0.1 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2016, Hallmark had $9.0 million in unrestricted cash and cash equivalents. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $6.1 million as of December 31, 2016. As of that date, our insurance subsidiaries held $64.5 million of cash and cash equivalents as well as $597.5 million in debt securities with an average modified duration of 3.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2017, the aggregate ordinary dividend capacity of these subsidiaries is $28.0 million, of which $19.4 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2016 and 2015 our insurance company subsidiaries paid $10.5 million and $8.0 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.1 million, $1.3 million and $1.1 million during each of 2016, 2015 and 2014, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2016, our insurance company subsidiaries reported statutory capital and surplus of $248.4 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”) As of December 31, 2016, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2016 and 2015 was 146% and 144%, respectively.

Comparison of December 31, 2016 to December 31, 2015

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2016 were $733.8 million compared to $693.3 million at December 31, 2015. The primary reasons for this increase in unrestricted cash and investments were cash flow from operations, unsettled investment trades and an increase in investment fair values, partially offset by increase in capital expenditures, the repurchase of our common stock and a contingent purchase price payment to the sellers of TBIC Holding.

Comparison of Years Ended December 31, 2016 and December 31, 2015

Net cash provided by our consolidated operating activities was $30.9 million for the year ended December 31, 2016 compared to $52.9 million for the year ended December 31, 2015. The decrease in operating cash flow was primarily due to increased paid losses including timing of reinsurance claim settlements, partially offset by increased net collected premium, lower taxes paid, lower net paid operating expenses and higher collected net investment income.

Cash used in investing activities during the year ended December 31, 2016 was $58.2 million as compared to $96.3 million for the prior year. The decrease in cash used by investing activities during the year ended December 31, 2016 was comprised of a decrease in purchases of debt and equity securities of $24.1 million and an increase of $16.9 million in maturities, sales and redemptions of investment securities, partially offset by an increase in purchases of property and equipment of $0.7 million and a decrease in transfers from restricted cash of $2.2 million

Cash used in financing activities during the year ended December 31, 2016 was $7.4 million as a result of $6.1 million related to the repurchase of our common stock and $1.8 million payment of the settlement of contingent consideration to the sellers of TBIC, partially offset by $0.5 million related to proceeds from the exercise of employee stock options. Cash provided by financing activities during the year ended December 31, 2015 was $26.8 million as a result of $29.9 million proceeds, net of debt issuance costs, from our Revolving Facility B during the fourth quarter of 2015 and $0.6 million related to proceeds from the exercise of employee stock options, partially offset by $2.5 million related to the repurchase of our common stock and $1.2 million related to the contingent purchase price payment to the sellers of TBIC Holding.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of December 31, 2016, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of December 31, 2016, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2016, we were in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2016, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.21% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2016, the principal balance of our Trust II subordinated debt was $25.8 million.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2016. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2017	2018-2019	2020-2021	After 2022
Revolving credit facility payable	$30,000	$-	$3,214	$8,572	$18,214
Interest on revolving credit facility payable	8,201	1,554	3,025	2,276	1,346
Subordinated debt securities (1)	56,702	-	-	-	56,702
Interest on subordinated debt securities	61,577	3,795	6,874	6,159	44,749
Unpaid losses and LAE (2)	481,567	183,473	161,174	61,398	75,522
Operating leases (3)	9,279	2,281	3,822	2,835	341
Purchase obligations	7,997	3,358	3,798	750	91

(1)	The subordinated debt securities excludes unamortized debt issuance costs of $1.0 million.
(2)	The payout pattern for unpaid losses and LAE is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.
(3)	Minimum payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancelable subleases.

Based on 2017 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2016 was $597.5 million. The effective duration of our portfolio as of December 31, 2016 was 3.0 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 3.0%, or $17.8 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 3.0%, or $17.8 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2016, our fixed-income investments were in the following: U.S. Treasury bonds – 7.0%; municipal bonds – 27.4%; collateralized corporate bank loans – 17.8%; corporate bonds – 37.8%; and mortgage-backed – 10.0%. As of December 31, 2016, 79% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2016 was with reinsurers having an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities and our other investments that are subject to equity price risk made up 8.7% of our portfolio as of December 31, 2016. The carrying values of equity securities and our other investments are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities and other investments as of December 31, 2016 was $56.7 million. The fair value of these securities would increase or decrease by $17.0 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 4.2%. The selected hypothetical change does not reflect what should be considered the best or worst case scenario.

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

During the three month period ended December 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2016 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2016. The Ernst & Young LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “ Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hallmark Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Hallmark Financial Services, Inc. and subsidiaries and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 9, 2017

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
The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
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

4.13

First Amendment to Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2016).

10.1	Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

10.2	Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.3	Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

10.4	First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.5

Assignment and Assumption of Lease Agreement and Bill of Sale between Equitymetrix, LLC and Hallmark Financial Services, Inc. dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 2, 2016).

10.6

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

10.7*	Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.8*	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

10.9*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K for the year ended December 31, 2013).

10.12*	Hallmark Financial Services, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.13*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.14*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.15*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed June 2, 2015).

10.16	Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.17	Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.18	Stock Purchase Agreement dated March 25, 2011, between American Hallmark Insurance Company of Texas and Robert C. Siddons, Stephen W. Gurasich, Andrew J. Reynolds, Paul W. Keller, Kerry A. Keller and Austin Engineering Co., Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 25, 2011).

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

10.21*	Form of Confidentiality and Non-Solicitation Agreement dated May 29, 2015, between Hallmark Financial Services, Inc. and certain employees of the Company (incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2015).

21+	List of subsidiaries of the registrant.

23(a)+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+	XBRL Instance Document.

101 SCH+		XBRL Taxonomy Extension Schema Document.

101 CAL+		XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+		XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+		XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+		XBRL Taxonomy Extension Definition Linkbase Document.

	*	Management contract or compensatory plan or arrangement.

	+	Filed herewith.

Item 16. Form 10–K Summary.

Not Applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 9, 2017	By:	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President

Date:	March 9, 2017	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 9, 2017	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 9, 2017	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President (Principal Financial Officer and Principal
Accounting Officer)

Date:	March 9, 2017	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 9, 2017	/s/ James H. Graves
James H. Graves, Director

Date:	March 9, 2017	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	March 9, 2017	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hallmark Financial Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hallmark Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 9, 2017

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

($ in thousands)

	2016	2015
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost; $597,784 in 2016 and $538,629 in 2015)	$597,457	$531,325
Equity securities, available-for-sale, at fair value (cost; $31,449 in 2016 and $24,524 in 2015)	51,711	47,050
Other investments (cost; $3,763 in 2016 and $427 in 2015)	4,951	454
Total investments	654,119	578,829
Cash and cash equivalents	79,632	114,446
Restricted cash	7,327	8,522
Ceded unearned premiums	81,482	65,094
Premiums receivable	89,715	83,376
Accounts receivable	2,269	2,005
Receivable for securities	3,047	10,424
Reinsurance recoverable	147,821	114,287
Deferred policy acquisition costs	19,193	20,366
Goodwill	44,695	44,695
Intangible assets, net	12,491	14,959
Deferred federal income taxes, net	1,365	3,360
Federal income tax recoverable	3,951	1,779
Prepaid expenses	1,552	3,213
Other assets	13,801	10,192
Total assets	$1,162,460	$1,075,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $1,001 in 2016 and $1,053 in 2015)	55,701	55,649
Reserves for unpaid losses and loss adjustment expenses	481,567	450,878
Unearned premiums	241,254	216,407
Reinsurance balances payable	46,488	33,741
Pension liability	2,203	2,496
Payable for securities	14,215	1,097
Accounts payable and other accrued expenses	25,296	23,253
Total liabilities	896,724	813,521
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2016 and 2015	3,757	3,757
Additional paid-in capital	123,166	123,480
Retained earnings	148,027	141,501
Accumulated other comprehensive income	10,371	7,418
Treasury stock (2,260,849 shares in 2016 and 1,775,512 in 2015), at cost	(19,585)	(14,130)

Total stockholders’ equity	265,736	262,026

Total liabilities and stockholders’ equity	$1,162,460	$1,075,547

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

($ in thousands, except per share amounts)

	2016	2015	2014
Gross premiums written	$549,077	$514,223	$473,218
Ceded premiums written	(187,248)	(157,279)	(148,866)
Net premiums written	361,829	356,944	324,352
Change in unearned premiums	(8,459)	(7,863)	(3,135)
Net premiums earned	353,370	349,081	321,217

Investment income, net of expenses	16,342	13,969	12,383
Net realized (losses) gains	(369)	2,503	134
Finance charges	4,977	5,952	5,279
Commission and fees	1,427	213	(1,694)
Other income	205	684	47

Total revenues	375,952	372,402	337,366

Losses and loss adjustment expenses	253,688	230,149	210,055
Operating expenses	106,769	103,993	101,427
Interest expense	4,549	3,906	4,576
Amortization of intangible assets	2,468	2,468	2,526

Total expenses	367,474	340,516	318,584

Income before tax	8,478	31,886	18,782
Income tax expense	1,952	10,023	5,353

Net income	$6,526	$21,863	$13,429

Net income per share:
Basic	$0.35	$1.14	$0.70
Diluted	$0.34	$1.13	$0.69

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2016, 2015 and 2014

($ In thousands)

	2016	2015	2014
Net income	$6,526	$21,863	$13,429
Other comprehensive income (loss):
Change in net actuarial (loss) gain	(145)	43	(1,723)
Tax effect on change in net actuarial (loss) gain	51	(15)	603
Unrealized holding gains (losses) arising during the period	6,019	(10,191)	3,543
Tax effect on unrealized holding gains (losses) arising during the period	(2,107)	3,567	(1,240)
Reclassification adjustment for gains included in net income	(1,331)	(5,826)	(408)
Tax effect on reclassification adjustment for gains included in net income	466	2,039	143
Other comprehensive income (loss), net of tax	2,953	(10,383)	918
Comprehensive income	$9,479	$11,480	$14,347

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016, 2015 and 2014

($ In thousands)

	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Number of Shares	Total Stockholders' Equity

Balance at January 1, 2014	20,873	$3,757	$122,827	$106,209	$16,883	$(11,558)	1,609	$238,118

Acquisition of treasury stock	-	-	-	-	-	(1,805)	181	(1,805)
Equity incentive plan activity	-	-	222	-	-	-	-	222
Stock options exercised	-	-	145	-	-	1,010	(135)	1,155
Net income	-	-	-	13,429	-	-	-	13,429
Other comprehensive income, net of tax	-	-	-	-	918	-	-	918

Balance at December 31, 2014	20,873	$3,757	$123,194	$119,638	$17,801	$(12,353)	1,655	$252,037

Acquisition of treasury stock	-	-	-	-	-	(2,532)	221	(2,532)
Equity incentive plan activity	-	-	383	-	-	-	-	383
Shares issued under employee benefit plans	-	-	(97)	-	-	755	(100)	658
Net income	-	-	-	21,863	-	-	-	21,863
Other comprehensive loss, net of tax	-	-	-	-	(10,383)	-	-	(10,383)

Balance at December 31, 2015	20,873	$3,757	$123,480	$141,501	$7,418	$(14,130)	1,776	$262,026

Acquisition of treasury stock	-	-	-	-	-	(6,117)	562	(6,117)
Equity incentive plan activity	-	-	(118)	-	-	-	-	(118)
Shares issued under employee benefit plans	-	-	(196)	-	-	662	(77)	466
Net income	-	-	-	6,526	-	-	-	6,526
Other comprehensive income, net of tax	-	-	-	-	2,953	-	-	2,953

Balance at December 31, 2016	20,873	$3,757	$123,166	$148,027	$10,371	$(19,585)	2,261	$265,736

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

($ in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$6,526	$21,863	$13,429
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,894	3,516	3,224
Deferred federal income taxes	405	(1,030)	(393)
Net realized losses (gains)	369	(2,503)	(134)
Share-based payments expense	(118)	383	222
Change in ceded unearned premiums	(16,388)	(11,718)	(8,388)
Change in premiums receivable	(6,339)	(12,373)	154
Change in accounts receivable	(264)	1,136	(759)
Change in deferred policy acquisition costs	1,173	380	1,840
Change in unpaid losses and loss adjustment expenses	30,689	35,743	32,495
Change in unearned premiums	24,847	19,581	11,523
Change in reinsurance recoverable	(33,534)	(4,568)	(32,901)
Change in reinsurance balances payable	12,747	7,338	5,805
Change in current federal income tax (recoverable)/payable	(2,172)	(2,747)	249
Change in all other liabilities	3,586	(1,368)	7,998
Change in all other assets	5,433	(697)	(680)
Net cash provided by operating activities	30,854	52,936	33,684
Cash flows from investing activities:
Purchases of property and equipment, net	(4,340)	(3,608)	(546)
Net transfers from restricted cash	1,195	3,392	276
Purchases of investment securities	(241,374)	(265,482)	(188,749)
Maturities, sales and redemptions of investment securities	186,286	169,409	146,777
Net cash used in investing activities	(58,233)	(96,289)	(42,242)
Cash flows from financing activities:
Activity under revolving credit facility, net	-	30,000	(1,473)
Payment of debt issuance costs	-	(96)	-
Payment of contingent consideration	(1,784)	(1,216)	-
Proceeds from exercise of employee stock options	466	658	1,155
Purchase of treasury shares	(6,117)	(2,532)	(1,805)
Net cash (used in) provided by financing activities	(7,435)	26,814	(2,123)
Decrease in cash and cash equivalents	(34,814)	(16,539)	(10,681)
Cash and cash equivalents at beginning of year	114,446	130,985	141,666

Cash and cash equivalents at end of year	$79,632	$114,446	$130,985
Supplemental cash flow information:
Interest paid	$4,287	$3,906	$4,576
Income taxes paid	$3,718	$13,800	$5,497
Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$7,377	$(9,492)	$388
Change in payable for securities related to investment purchases that settled after the balance sheet date	$13,118	$(224)	$1,115

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

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

Reclassifications

Certain prior year amounts have been reclassfied to conform with current year presentation.

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

Years ended December 31, 2016, 2015, and 2014

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

Revolving Credit Facility Payable: Our revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of December 31, 2016.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.3% to 4.5% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated debt securities: Our trust preferred securities are reported at carry value of $55.7 million and $55.6 million, and had a fair value of $44.2 million and $44.2 million, as of December 31, 2016 and 2015, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2016 and 2015, respectively, which are based on similar issues to discount future cash flows and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Other investments consists of an equity warrant which is reported at fair value. Unrealized gains and losses are reported in the statement of operations as a component of net realized gains (losses).

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

Years ended December 31, 2016, 2015, and 2014

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

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2016, 2015 and 2014, we deferred $37.9 million, $32.3 million and $39.1 million of policy acquisition costs and amortized $39.1 million, $32.7 million and $40.9 million of deferred policy acquisition costs, respectively. Therefore, the net (amortization) deferrals of policy acquisition costs were ($1.2) million, ($0.4) million and ($1.8) million for 2016, 2015 and 2014, respectively.

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

Goodwill and Intangible Assets, net

We account for our goodwill and intangible assets according to ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (“Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit. We have elected to perform our goodwill impairment test on the first day of the fourth quarter, October 1, of each year.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

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

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $22.2 million and $17.9 million, at December 31, 2016 and 2015, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Depreciation expense for 2016, 2015 and 2014 was $1.4 million, $1.0 million and $0.7 million, respectively. Accumulated depreciation was $15.1 million and $13.7 million at December 31, 2016 and 2015, respectively.

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

We evaluate on an ongoing basis our investments in Trust I and Trust II (collectively, the “Trusts”) and we do not have variable interests in the Trusts. Therefore, the Trusts are not consolidated in our consolidated financial statements.

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

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2016 and 2015. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $9.8 million, $11.2 million and $11.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period. Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

Finance Charges

We receive premium installment fees for each direct bill payment from policyholders. Installment fee income is classified as finance charges on the consolidated statement of operations and is recognized as the fee is invoiced.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

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

Profit sharing commission is calculated and recognized when the loss ratio, as determined by a qualified actuary, deviates from contractual targets. We received a provisional commission as policies were produced as an advance against the later determination of the profit sharing commission actually earned. The profit sharing commission is an estimate that varies with the estimated loss ratio and is sensitive to changes in that estimate. Profit share commission is classified as commissions and fees on the consolidated statement of operations.

The following table details the profit sharing commission provisional loss ratio compared to the estimated ultimate loss ratio for each effective quota share treaty between the Standard Commercial P&C operating unit and Clarendon.

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004	7/1/2005
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2016	63.5%	64.5%	61.2%	66.1%	61.0%

As of December 31, 2016, we had a payable of $0.6 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the MGA Commercial Products operating unit and Republic.

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2016	59.1%	65.0%	60.6%

As of December 31, 2016, we had a net payable of $1.1 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

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

Commission expense is classified as operating expenses in the consolidated statements of operations.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

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

In May 2015, the FASB issued guidance which requires additional disclosures about short-duration contracts for products in effect for typically a year or less. The disclosures will focus on the liability for unpaid losses and loss adjustment expenses. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. We have adopted this standard as of the effective date, and the adoption had no impact on our financial statements other than to provide for additional footnote disclosures.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance and as a result, adoption of this guidance is not expected to have a material impact on our results of operations or financial position.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While we continue to evaluate the impact of this ASU, we anticipate the standard will increase the volatility of our consolidated statements of income, resulting from the remeasurement of our equity investments.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. The ASU is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We do not anticipate that this ASU will have a material impact on our results of operations, but we anticipate an increase to the value of our assets and liabilities related to leases, with no material impact to equity.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The ASU requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of the ASU will have on our financial results and disclosures, but do not anticipate that any such potential impact would be material.

2.	Investments:

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2016

U.S. Treasury securities and obligations of U.S. Government	$41,976	$66	$(20)	$42,022
Corporate bonds	224,915	1,722	(575)	226,062
Collateralized corporate bank loans	105,220	959	(170)	106,009
Municipal bonds	165,900	956	(2,961)	163,895
Mortgage-backed	59,773	49	(353)	59,469

Total debt securities	597,784	3,752	(4,079)	597,457

Total equity securities	31,449	21,052	(790)	51,711

Total other investments	3,763	1,188	-	4,951

Total investments	$632,996	$25,992	$(4,869)	$654,119

As of December 31, 2015

U.S. Treasury securities and obligations of U.S. Government	$76,323	$7	$(61)	$76,269
Corporate bonds	122,894	637	(1,822)	121,709
Collateralized corporate bank loans	83,434	44	(1,882)	81,596
Municipal bonds	196,446	1,888	(5,966)	192,368
Mortgage-backed	59,532	155	(304)	59,383

Total debt securities	538,629	2,731	(10,035)	531,325

Total equity securities	24,524	23,364	(838)	47,050

Total other investments	427	27	-	454

Total investments	$563,580	$26,122	$(10,873)	$578,829

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2016	2015	2014

U.S. Treasury securities and obligations of U.S. Government	$594	$670	$395
Corporate bonds	5,573	1,435	1,378
Collateralized corporate bank loans	3,190	4,727	4,400
Municipal bonds	5,442	5,901	5,232
Mortgage-backed	1,320	1,288	995
Equity securities	638	673	509
Other investments	-	-	-
Cash and cash equivalents	277	148	230
	17,034	14,842	13,139
Investment expenses	(692)	(873)	(756)

Investment income, net of expenses	$16,342	$13,969	$12,383

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2016 or 2015.

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2016	2015	2014
U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-
Corporate bonds	(264)	-	263
Collateralized corporate bank loans	(86)	126	109
Municipal bonds	(189)	(83)	(140)
Mortgage-backed	(1)	240	32
Equity securities	1,871	5,543	144
Gain on investments	1,331	5,826	408
Unrealized gain on other investments	1,188	-	-
Other-than-temporary impairments	(2,888)	(3,323)	(274)

Net realized (losses) gains	$(369)	$2,503	$134

We realized gross gains on investments of $2.1 million, $6.7 million, and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. We realized gross losses on investments of $0.8 million, $0.9 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. We recorded proceeds from the sale of investment securities of $28.5 million, $51.7 million and $15.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2016 and December 31, 2015 (in thousands):

	As of December 31, 2016
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$7,037	$(20)	$-	$-	$7,037	$(20)
Corporate bonds	86,592	(575)	-	-	86,592	(575)
Collateralized corporate bank loans	2,637	(7)	8,314	(163)	10,951	(170)
Municipal bonds	70,633	(1,327)	13,574	(1,634)	84,207	(2,961)
Mortgage-backed	29,475	(348)	2,430	(5)	31,905	(353)

Total debt securities	196,374	(2,277)	24,318	(1,802)	220,692	(4,079)

Total equity securities	4,109	(483)	2,037	(307)	6,146	(790)

Total other investments	-	-	-	-	-	-

Total investments	$200,483	$(2,760)	$26,355	$(2,109)	$226,838	$(4,869)

	As of December 31, 2015
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$41,428	$(61)	$-	$-	$41,428	$(61)
Corporate bonds	96,475	(1,822)	-	-	96,475	(1,822)
Collateralized corporate bank loans	65,868	(1,758)	3,532	(124)	69,400	(1,882)
Municipal bonds	44,525	(488)	25,310	(5,478)	69,835	(5,966)
Mortgage-backed	36,251	(302)	48	(2)	36,299	(304)

Total debt securities	284,547	(4,431)	28,890	(5,604)	313,437	(10,035)

Total equity securities	6,584	(838)	-	-	6,584	(838)

Total other investments	-	-	-	-	-	-

Total investments	$291,131	$(5,269)	$28,890	$(5,604)	$320,021	$(10,873)

At December 31, 2016, the gross unrealized losses more than twelve months old were attributable to 28 debt security positions and one equity position. At December 31, 2015, the gross unrealized losses more than twelve months old were attributable to 39 debt security positions. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Years ended December 31, 2016, 2015, and 2014

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to impairments on our equity securities portfolio or changes regarding retention strategies for certain equity securities.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We recognized other-than-temporary losses on our debt securities portfolio of $2.9 million during 2016. Of the $2.9 million other-than-temporary impairments recorded for fiscal 2016, $2.6 million relate to credit losses on certain senior and subordinated municipal bonds.  We utilized the most recent restructuring offer for each of the senior and subordinated bonds to estimate the credit loss portion of the other-than-temporary impairments.

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

Details regarding the carrying value of the other invested assets portfolio as of December 31, 2016 and 2015 were as follows:

	2016	2015

Investment Type
Equity warrant	$4,951	$454
Total other investments	$4,951	$454

We acquired this equity warrant in an active market and it entitles us to buy the underlying common stock of a publicly traded company at a fixed exercise price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at December 31, 2016 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$97,836	$97,849
Due after one year through five years	272,190	272,168
Due after five years through ten years	114,461	115,248
Due after ten years	53,524	52,723
Mortgage-backed	59,773	59,469
	$597,784	$597,457

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $21.1 million at December 31, 2016 and a carrying value of $17.6 million at December 31, 2015.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

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

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common and preferred stock and the equity warrant classified as Other Investments.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 (in thousands).

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,022	$-	$42,022
Corporate bonds	-	226,062	-	226,062
Collateralized corporate bank loans	-	106,009	-	106,009
Municipal bonds	-	158,216	5,679	163,895
Mortgage-backed	-	59,469	-	59,469

Total debt securities	-	591,778	5,679	597,457

Total equity securities	51,445	-	266	51,711

Total other investments	4,951	-	-	4,951
Total investments	$56,396	$591,778	$5,945	$654,119

	As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$76,269	$-	$76,269
Corporate bonds	-	121,709	-	121,709
Collateralized corporate bank loans	-	81,596	-	81,596
Municipal bonds	-	178,281	14,087	192,368
Mortgage-backed	-	59,383	-	59,383

Total debt securities	-	517,238	14,087	531,325

Total equity securities	47,050	-	-	47,050

Total other investments	454	-	-	454
Total investments	$47,504	$517,238	$14,087	$578,829

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

Due to significant unobservable inputs into the valuation model for certain municipal bonds in illiquid markets, we classified these as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. Significant changes in the unobservable inputs in the fair value measurement of these municipal bonds could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016 and 2015 (in thousands).

	2016	2015
Beginning balance as of January 1	$14,087	$14,598
Sales	-	(370)
Settlements	(8,825)	-
Purchases	-	-
Issuances	-	-
Total realized/unrealized gains included in net income	417	-
Net losses included in other comprehensive income	-	(141)
Transfers into Level 3	266	-
Transfers out of Level 3	-	-

Ending balance as of December 31	$5,945	$14,087

4.	Acquisitions, Goodwill and Intangible Assets:

On June 30, 2015, Redpoint Comp Holdings LLC (“Purchaser”) acquired exclusive renewal rights to our current in-force Texas workers compensation policies, together with certain physical assets associated with the administration of such in-force policies. In consideration for such renewal rights and physical assets, Purchaser assumed certain office lease obligations and offered employment to certain of our employees associated with the Workers Compensation operating unit. Purchaser also agreed to administer the run-off of all of our current workers compensation policies and claims for a period of three years. In connection with the transaction, we made a one-time payment to the Purchaser of $83,000. We also agreed not to compete in the workers compensation line of insurance in the State of Texas (with certain exceptions) until after the assumed office lease obligations expire on October 31, 2017. We recorded a gain of $0.2 million during the second quarter of 2015 in Other Income in the Consolidated Statement of Operations on the sale of the renewal rights.

On September 15, 2015, we executed Amendment No. 1 to the sale agreement with the Purchaser. Pursuant to the Amendment, the Purchaser has agreed to pay us an additional $115,000 and administer the run-off of all of our workers compensation policies and claims in perpetuity or through final conclusion (rather than for three years as contemplated by the original agreement) in consideration of us assigning to Purchaser the commission on all unearned premiums on such policies as of July 1, 2015. We recorded an additional gain of $0.4 million during the third quarter of 2015 in Other Income in the Consolidated Statement of Operations as a result of this Amendment No.1.

Goodwill is tested for impairment at the reporting unit level (operating unit or one level below an operating unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2016 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; MGA Commercial Products operating unit - $19.8 million; Specialty Commercial operating unit- $17.4 million (comprised of $7.7 million for the primary/excess & umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.4 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2016 and determined that there was no impairment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflected an improved premium rate environment across most of our lines of business that continued throughout 2016. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience, expectations of future performance, expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2016, 2015, and 2014, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions since 2002. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2016	2015
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(22,038)	(19,799)
Tradename	(2,388)	(2,159)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(31,893)	(29,425)

Total net carrying amount	$12,491	$14,959

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

2017	$2,468
2018	$2,468
2019	$2,468
2020	$2,468
2021	$503

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

5.	Other Assets:

The following table details our other assets as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Profit sharing commission receivable	$251	$228
Credit Facility B issuance costs	109	92
Accrued investment income	4,599	3,876
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	6,947	4,120
Other assets	193	174
	$13,801	$10,192

6.	Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2016	2015	2014

Balance at January 1	$450,878	$415,135	$382,640
Less reinsurance recoverable	102,791	91,943	70,172
Net balance at January 1	348,087	323,192	312,468

Incurred related to:
Current year	246,080	237,102	215,258
Prior years	7,608	(6,953)	(5,203)
Total incurred	253,688	230,149	210,055

Paid related to:
Current year	93,067	83,132	76,231
Prior years	150,378	122,122	123,100
Total paid	243,445	205,254	199,331

Net balance at December 31	358,330	348,087	323,192
Plus reinsurance recoverable	123,237	102,791	91,943
Balance at December 31	$481,567	$450,878	$415,135

The $7.6 million unfavorable net development, $7.0 million favorable net development and $5.2 million favorable net development in prior accident years recognized in 2016, 2015 and 2014, respectively, represent normal changes in our loss reserve estimates. In 2016, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. In 2015 and 2014, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The $7.6 million increase in prior period reserves for unpaid losses and LAE recognized in 2016 was attributable to $5.3 million favorable net development on claims incurred in the 2015 accident year, $3.9 million unfavorable net development on claims incurred in the 2014 accident year and $9.0 million unfavorable net development on claims incurred in the 2013 and prior accident years.  Our MGA Commercial Products operating unit, Specialty Personal Lines operating unit and Specialty Commercial operating unit accounted for $11.3 million, $5.0 million, and $1.2 million, respectively, of the increase in prior period reserves recognized during 2016.  The increase in reserves for our MGA Commercial operating unit was primarily related to our commercial auto liability line of business.  The increase in reserves for our Specialty Personal Lines operating unit was primarily attributable to the 2015, 2014 and 2013 and prior accident years.  The increase in reserves for our Specialty Commercial operating unit was primarily related to $0.9 million unfavorable development in our medical professional liability products and $0.7 million related to our commercial auto liability specialty program, partially offset by $0.3 million favorable development in our general aviation line of business and $0.1 million favorable development in our commercial excess liability line of business.  These unfavorable developments were partially offset by favorable development of $6.6 million in our Standard Commercial P&C operating unit and $3.3 in our Workers Compensation operating unit. The decrease in reserves for our Standard Commercial P&C operating unit was primarily related to our general liability lines of business. The decrease in prior period reserves for our Workers Compensation operating unit was attributable to the 2015, 2014, 2013 and prior accident years.

Short-Duration Contract Disclosures

ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944), requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. The basis for our disaggregation of this information is by each of our three reportable segments. See Note 10, “Segment Information,” for additional information regarding our three reportable segments.

Reserves for Incurred But Not Reported (“IBNR”) Claims

Reserves for IBNR claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claims costs, including frequency and severity data and prevailing economic, social and legal factors. Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas. Since no single estimation method is superior to another method in all situations, the methods and assumptions used to project loss reserves will vary by coverage and product. We use what we believe to be the most appropriate set of actuarial methods and assumptions for each product line grouping and coverage. While the loss projection methods may vary by product line and coverage, the general approach for calculating IBNR remains the same: ultimate losses are forecasted first, and that amount is reduced by the amount of cumulative paid claims and case reserves. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in the results of operations in the year in which they are made.

As described above, various actuarial methods are utilized to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2016.

Methodology for Determining Cumulative Number of Reported Claims

A claim file is created when the Company is notified of an actual demand for payment, notified of an event that may lead to a demand for payment or when it is determined that a demand for payment could possibly lead to a future demand for payment on another coverage on the same policy or on another policy. The cumulative number of reported claims is predominately measured at a coverage level by occurrence, with the exception of our Specialty Commercial operating unit which is predominately measured at the claim level. Reported occurrences that do not result in a liability are included in reported claims. The Company does not generate claim counts for ceded business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance for our three reportable segments, our Specialty Commercial Segment, our Standard Commercial Segment and our Personal Segment. The incurred and paid losses by accident year information presented for all segments in the below tables for calendar years prior to 2016 is required supplementary information and is unaudited. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2016 ($ in thousands):

Specialty Commercial Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
Accident Year	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016

2007	$51,458	$52,141	$51,813	$52,673	$50,158	$49,654	$49,096	$49,056	$49,290	$49,544	$68	6,095
2008		55,617	56,150	58,143	57,923	56,579	55,157	55,425	55,457	55,864	(102)	7,367
2009			60,950	62,679	61,196	59,471	59,831	59,635	59,988	61,361	87	5,456
2010				74,187	78,089	75,695	77,593	78,003	77,972	77,631	1,227	4,999
2011					88,679	87,558	91,059	90,713	89,737	87,793	1,641	5,782
2012						106,371	111,253	111,841	115,709	116,320	2,020	7,337
2013							140,546	135,114	137,230	143,983	2,127	9,188
2014								144,996	133,464	138,842	6,547	10,049
2015									147,304	146,610	23,447	10,707
2016										151,494	52,283	10,424

									Total	$1,029,442

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

2007	$18,851	$33,504	$41,344	$44,861	$47,453	$48,612	$48,612	$48,783	$48,860	$49,025
2008		24,134	37,803	44,903	51,280	53,723	53,577	54,080	54,909	55,372
2009			21,259	34,411	45,757	53,135	56,791	57,641	59,149	60,785
2010				24,818	45,234	58,139	68,625	73,398	74,513	75,787
2011					27,454	53,509	71,697	80,004	83,787	84,936
2012						37,655	60,923	82,066	97,680	109,060
2013							40,475	76,366	101,725	126,025
2014								42,097	73,631	99,521
2015									39,515	74,906
2016										41,397
Total										$776,814
All outstanding liabilities before 2007, net of reinsurance										(26)
Liabilities for claims and claim adjustment expenses, net of reinsurance										$252,602

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

Standard Commercial Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
Accident Year	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016

2007	$48,423	$45,280	$42,632	$42,898	$41,814	$39,476	$37,894	$36,798	$37,321	$36,419	$576	3,156
2008		49,452	47,557	46,762	45,556	42,758	41,597	40,387	40,001	39,195	1,826	3,246
2009			44,719	45,674	46,772	46,778	45,970	44,159	43,851	43,107	2,102	2,632
2010				45,263	45,235	44,847	43,164	43,459	42,426	42,175	2,252	2,903
2011					60,236	56,489	55,156	49,268	47,266	47,423	3,387	4,364
2012						51,998	52,554	48,222	45,990	44,272	5,144	3,212
2013							55,482	57,528	56,703	53,174	6,379	3,910
2014								55,488	55,808	53,568	8,979	3,531
2015									49,571	49,857	11,946	3,129
2016										46,880	16,885	2,554

									Total	$456,070

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

2007	$13,883	$20,362	$25,484	$28,908	$31,311	$32,288	$32,949	$33,561	$33,982	$34,483
2008		17,182	25,624	29,058	32,523	34,056	34,762	35,360	36,276	36,859
2009			15,242	28,313	32,075	35,818	38,316	40,389	40,575	40,629
2010				21,302	28,342	30,957	33,428	37,166	39,115	39,706
2011					24,899	35,119	38,909	40,301	41,140	42,441
2012						23,445	32,203	34,789	37,191	38,526
2013							23,123	36,411	41,809	44,475
2014								24,255	37,122	41,514
2015									19,085	34,245
2016										21,508
Total										$374,386
All outstanding liabilities before 2007, net of reinsurance										538
Liabilities for claims and claim adjustment expenses, net of reinsurance										$82,222

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

Personal Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
Accident Year	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016

2007	$28,774	$31,603	$31,252	$31,485	$31,651	$31,931	$32,272	$32,517	$32,528	$32,528	$-	15,814
2008		36,247	36,976	38,329	39,412	39,793	40,170	40,239	40,324	40,369	-	17,353
2009			40,436	42,092	46,244	47,977	48,930	49,694	49,772	49,891	-	21,052
2010				63,862	78,294	80,765	84,724	83,903	84,252	84,591	6	30,179
2011					75,746	77,652	87,810	86,757	86,804	86,948	(28)	31,612
2012						58,604	73,795	70,552	71,513	72,042	50	23,937
2013							55,706	59,132	60,100	60,211	234	23,461
2014								5,452	5,340	6,243	406	19,275
2015									23,104	25,682	1,813	23,234
2016										32,260	6,638	21,134

									Total	$490,765

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

2007	$18,106	$27,757	$30,043	$30,975	$31,355	$31,523	$32,056	$31,213	$32,531	$32,530
2008		20,005	32,555	36,782	38,925	39,511	40,210	40,309	40,323	40,347
2009			23,306	37,621	44,689	47,967	49,287	49,539	49,704	49,853
2010				38,643	67,755	75,199	82,624	83,511	84,111	84,556
2011					46,416	67,939	83,497	85,533	86,217	86,593
2012						37,860	64,278	68,849	70,807	71,995
2013							45,901	54,514	58,047	59,775
2014								2,515	4,418	5,631
2015									11,570	22,281
2016										21,669
Total										$475,230

All outstanding liabilities before 2007, net of reinsurance										9
Liabilities for claims and claim adjustment expenses, net of reinsurance										$15,544

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows (in thousands):

2016
Net outstanding liabilities for losses and LAE
Specialty Commercial Segment	$252,602
Standard Commercial Segment	82,222
Personal Segment	15,544

Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	350,368

Reinsurance recoverable on unpaid losses and LAE
Specialty Commercial Segment	102,597
Standard Commercial Segment	8,540
Personal Segment	12,100

Total reinsurance recoverable on unpaid losses and LAE	123,237

Unallocated loss adjustment expenses
Specialty Commercial Segment	3,831
Standard Commercial Segment	3,031
Personal Segment	1,100
Total unallocated loss adjustment expenses	7,962

Total reserves for unpaid losses and loss adjustment expenses	$481,567

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Specialty Commercial Segment	32.4%	24.8%	17.4%	12.0%	6.0%	1.2%	1.2%	1.5%	0.5%	-0.3%
Standard Commercial Segment	44.6%	23.0%	8.7%	6.6%	5.0%	3.3%	1.3%	1.4%	1.3%	-1.4%
Personal Segment	51.5%	29.2%	10.9%	4.3%	1.4%	0.8%	0.7%	-0.7%	1.9%	0.0%

(1)	The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2016 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2016	2015	2014
Premium Written :
Direct	$549,077	$514,223	$473,233
Assumed	-	-	(15)
Ceded	(187,248)	(157,279)	(148,866)
	$361,829	$356,944	$324,352

Premium Earned:
Direct	$524,229	$494,643	$461,367
Assumed	-	-	327
Ceded	(170,859)	(145,562)	(140,477)
	$353,370	$349,081	$321,217

Reinsurance recoveries	$116,057	$89,892	$99,911

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $24.4 million and $11.1 million as of December 31, 2016 and 2015, respectively.

8.	Revolving Credit Facility and Notes Payable:

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of December 31, 2016, we had no outstanding borrowings under Facility A.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of December 31, 2016 and 2015, respectively, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of December 31, 2016, we were in compliance with all of these covenants.

9.	Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2016, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.21% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2016, the principal balance of our Trust II subordinated debt was $25.8 million.

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit. Certain specialty programs are also managed by our Specialty Commercial operating unit. Our MGA Commercial Products operating unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Specialty Commercial operating unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective June 1, 2016, we no longer market new or renewal occupational accident policies. Effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies. Our Standard Commercial P&C operating unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation operating unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. During the fourth quarter of 2014, our Specialty Personal Lines operating unit discontinued the low value dwelling/homeowners and manufactured homes insurance products it previously offered. Our Specialty Personal Lines operating unit is comprised of AHGA and HCS.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The following is additional business segment information for the twelve months ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Revenues
Specialty Commercial Segment	$255,897	$249,910	$241,920
Standard Commercial Segment	71,966	76,864	81,464
Personal Segment	49,826	45,538	20,404
Corporate	(1,737)	90	(6,422)

Consolidated	$375,952	$372,402	$337,366

Depreciation and Amortization Expense
Specialty Commercial Segment	$2,579	$2,537	$2,503
Standard Commercial Segment	101	136	183
Personal Segment	1,070	779	515
Corporate	144	64	23

Consolidated	$3,894	$3,516	$3,224

Interest Expense
Specialty Commercial Segment	$-	$-	$-
Standard Commercial Segment	-	-	-
Personal Segment	-	-	-
Corporate	4,549	3,906	4,576

Consolidated	$4,549	$3,906	$4,576

Tax Expense (Benefit)
Specialty Commercial Segment	$7,886	$11,609	$9,690
Standard Commercial Segment	3,011	1,436	622
Personal Segment	(3,821)	(1,345)	(574)
Corporate	(5,124)	(1,677)	(4,385)

Consolidated	$1,952	$10,023	$5,353

Pre-tax Income (Loss)
Specialty Commercial Segment	$24,417	$40,277	$34,237
Standard Commercial Segment	8,866	6,687	4,595
Personal Segment	(6,839)	(885)	1,226
Corporate	(17,966)	(14,193)	(21,276)

Consolidated	$8,478	$31,886	$18,782

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The following is additional business segment information as of the following dates (in thousands):

	December 31
	2016	2015
Assets
Specialty Commercial Segment	$734,763	$660,263
Standard Commercial Segment	164,295	156,722
Personal Segment	241,686	239,632
Corporate	21,716	18,930
Consolidated	$1,162,460	$1,075,547

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2016	2015	2014
Numerator for both basic and diluted earnings per share:

Net income	$6,526	$21,863	$13,429

Denominator, basic shares	18,780	19,211	19,197
Effect of dilutive securities:
Stock-based compensation awards	161	194	169
Denominator, diluted shares	18,941	19,405	19,366

Basic earnings per share:	$0.35	$1.14	$0.70

Diluted earnings per share:	$0.34	$1.13	$0.69

We had 272,500 shares, 267,500 shares and 544,999 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2016, 2015 and 2014, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2017 to 2021.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $68.4 million as of December 31, 2016.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2017, the aggregate ordinary dividend capacity of these subsidiaries is $28.0 million, of which $19.4 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2016 and 2015 our insurance company subsidiaries paid $10.5 million and $8.0 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2016, was $197.3 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.1 million, $1.3 million and $1.1 million during each of 2016, 2015 and 2014, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2016 and 2015, our insurance company subsidiaries reported statutory capital and surplus of $248.4 million and $247.2 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2016, 2015, 2014, respectively, our insurance company subsidiaries reported statutory net income of $8.7 million, $24.6 million and $22.3 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2016, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of December 31, 2016, there were outstanding incentive stock options to purchase 335,074 shares of our common stock, non-qualified stock options to purchase 289,157 shares of our common stock and restricted stock units representing the right to receive up to 151,901 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of December 31, 2016, restricted stock units representing the right to receive up to 292,961 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of December 31, 2016.

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

A summary of the status of our stock options as of December 31, 2016 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value ($000)
Outstanding at January 1, 2016	869,113	$9.51
Granted	-
Exercised	(70,000)	$6.66
Forfeited or expired	(174,882)	$11.96
Outstanding at December 31, 2016	624,231	$9.14	1.7	$1,714
Exercisable at December 31, 2016	624,231	$9.14	1.7	$1,714

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2016	2015	2014
Intrinsic value of options exercised	$250	$393	$412
Cost of share-based payments (non-cash)	$38	$157	$173
Income tax benefit of share-based payments recognized in income	$8	$30	$30

As of December 31, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted in 2016, 2015 or 2014.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units awarded under the 2005 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain of our employees subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees under the 2005 LTIP. On May 29, 2015, an aggregate of 103,351 restricted stock units were granted to certain employees under the 2015 LTIP. Subsequently on July 22, 2016, an aggregate of 122,770 restricted stock units were granted to certain employees under the 2015 LTIP.

The performance criteria for all restricted stock units require that we achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock unit grants contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2012 and 2013 is $9.20 per unit. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. The grant date fair value of the restricted stock units granted in 2016 is $11.41 per unit. We incurred compensation (benefit) expense of ($156) thousand, $226 thousand and $49 thousand related to restricted stock units during the year ended December 31, 2016, 2015 and 2014, respectively. We recorded income tax (expense) benefit of ($55) thousand, $79 thousand and $17 thousand related to restricted stock units during the year ended December 31, 2016, 2015 and 2014, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

A summary of the status of our restricted stock units as of December 31, 2016 and changes during the year then ended is presented below:

Number of Restricted Stock Units
Nonvested at January 1, 2016	296,571
Granted	122,770
Vested	(7,144)
Forfeited	(115,623)
Nonvested at December 31, 2016	296,574

As of December 31, 2016, there was $141 thousand of total unrecognized compensation cost related to unvested restricted stock units granted under our 2005 LTIP and 2015 LTIP, of which $80 thousand is expected to be recognized in 2017, $50 thousand is expected to be recognized in 2018 and $11 thousand is expected to be recognized in 2019.

14.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2016, 2015 and 2014 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Assumptions (end of period):
Discount rate used in determining benefit obligation	3.88%	4.12%	3.86%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,618)	$(12,915)	$(13,909)

Projected benefit obligation	$(12,618)	$(12,915)	$(13,909)
Fair value of plan assets	10,415	10,419	11,290
Funded status	$(2,203)	$(2,496)	$(2,619)

Net actuarial loss	(4,102)	(3,957)	(4,000)
Accumulated other comprehensive loss	(4,102)	(3,957)	(4,000)
Prepaid pension cost	1,899	1,461	1,381

Net amount recognized as of December 31	$(2,203)	$(2,496)	$(2,619)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,915	$13,909	$12,284
Interest cost	512	518	532
Actuarial liability loss/(gain)	19	(646)	1,947
Benefits paid	(828)	(866)	(854)

Benefit obligation as of end of period	$12,618	$12,915	$13,909

Change in plan assets:
Fair value of plan assets as of beginning of period	$10,419	$11,290	$10,851
Actual return on plan assets (net of expenses)	415	(5)	760
Employer contributions	409	-	533
Benefits paid	(828)	(866)	(854)

Fair value of plan assets as of end of period	$10,415	$10,419	$11,290

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	512	518	532
Expected return on plan assets	(653)	(701)	(698)
Recognized actuarial loss	112	103	162

Net periodic pension cost	$(29)	$(80)	$(4)

Discount rate	4.12%	3.86%	4.49%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

Estimated future benefit payments by fiscal year (in thousands):

2017	$884
2018	$883
2019	$875
2020	$862
2021	$863
2022-2026	$4,071

As of December 31, 2016, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, debt securities of $3.4 million and equity securities of $6.7 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2016. To develop the discount rate used in determining the benefit obligation we used the BPS&M AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits. A corridor approach is used to amortize actuarial gains and losses. We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2017. We expect our 2017 periodic pension cost to be $(63) thousand, the components of which are interest cost of $444 thousand, expected return on plan assets of ($649) thousand and amortization of actuarial loss of $142 thousand.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2016 and 2015.

	December 31
	2016	2015
Asset Category:
Debt securities	33%	33%
Equity securities	64%	64%
Other	3%	3%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 (in thousands).

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,438	$-	$3,438
Equity securities	6,653	-	-	6,653
Total	$6,653	$3,438	$-	$10,091

	As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,423	$-	$3,423
Equity securities	6,697	-	-	6,697
Total	$6,697	$3,423	$-	$10,120

Our plan assets also include cash and cash equivalents of $0.3 million and $0.3 million at December 31, 2016 and 2015, respectively, and are carried at cost which approximates fair value.

We sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2016 and 2015, are as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Deferred policy acquisition costs	$(6,717)	$(7,128)
Net unrealized holding gain on investments	(7,395)	(5,339)
Agency relationship	(56)	(66)
Intangible assets	(4,623)	(5,118)
Goodwill	(559)	(519)
Fixed assets	(1,106)	(861)
Other	(435)	(367)
Total deferred tax liabilities	(20,891)	(19,398)

Deferred tax assets:
Unearned premiums	11,184	10,592
Amortization of non-compete agreements	238	298
Pension liability	1,436	1,385
Net operating loss carry-forward	319	426
Unpaid loss and loss adjustment expense	6,208	6,920
Rent reserve	247	297
Bond amortization	434	421
Bonus accrual	291	759
Investment impairments	1,419	1,120
Other	480	540
Total deferred tax assets	22,256	22,758

Deferred federal income taxes, net	$1,365	$3,360

We concluded that no valuation allowance was necessary to provide against our deferred tax assets as of December 31, 2016.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

A reconciliation of the income tax provisions based on the 35% statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	2016	2015	2014
Computed expected income tax expense at statutory regulatory tax rate	$2,967	$11,160	$6,574
Meals and entertainment	81	32	27
Tax exempt interest	(1,164)	(1,259)	(1,276)
Dividends received deduction	(133)	(141)	(107)
State taxes (net of federal benefit)	203	176	259
Other	(2)	55	(124)

Income tax expense	$1,952	$10,023	$5,353

Current income tax expense	$1,547	$11,053	$5,746
Deferred tax expense (benefit)	405	(1,030)	(393)

Income tax expense	$1,952	$10,023	$5,353

We have available, for federal income tax purposes, unused net operating loss of $0.9 million at December 31, 2016. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code provides that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$553
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	44
$911

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2013. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2016.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2022. Certain of these leases contain renewal options. Rental expense amounted to $2.5 million, $2.2 million and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

Year
2017	$2,281
2018	1,948
2019	1,874
2020	1,841
2021	994
2022 and thereafter	341

Total minimum lease payments (a)	$9,279

(a) Minimum lease payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancelable subleases.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We paid an assessment of $0.1 million in 2016. There were no assessments during 2015.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of December 31, 2016 related to this matter.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

We are engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2016, 2015, and 2014 were as follows (in thousands):

	Pension Liability	Unrealized Gains (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(1,480)	$18,363	$16,883
Other comprehensive income:
Change in net actuarial loss	(1,723)	-	(1,723)
Tax effect on change in net actuarial loss	603	-	603
Unrealized holding gains arising during the period	-	3,543	3,543
Tax effect on unrealized gains arising during the period	-	(1,240)	(1,240)
Reclassification adjustment for gains included in net realized gains	-	(408)	(408)
Tax effect on reclassification adjustment for gains included in income tax expense	-	143	143
Other comprehensive income, net of tax	(1,120)	2,038	918

Balance at December 31, 2014	$(2,600)	$20,401	$17,801
Other comprehensive loss:
Change in net actuarial gain	43	-	43
Tax effect on change in net actuarial gain	(15)	-	(15)
Unrealized holding losses arising during the period	-	(10,191)	(10,191)
Tax effect on unrealized losses arising during the period	-	3,567	3,567
Reclassification adjustment for gains included in net realized gains	-	(5,826)	(5,826)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,039	2,039
Other comprehensive loss, net of tax	28	(10,411)	(10,383)

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income:
Change in net actuarial loss	(145)	-	(145)
Tax effect on change in net actuarial loss	51	-	51
Unrealized holding gains arising during the period	-	6,019	6,019
Tax effect on unrealized gains arising during the period	-	(2,107)	(2,107)
Reclassification adjustment for gains included in net realized gains	-	(1,331)	(1,331)
Tax effect on reclassification adjustment for gains included in income tax expense	-	466	466
Other comprehensive income, net of tax	(94)	3,047	2,953

Balance at December 31, 2016	$(2,666)	$13,037	$10,371

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2016.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2016 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

19.	Unaudited Selected Financial Quarterly Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$90,028	$91,052	$97,618	$97,254	$91,450	$97,197	$93,684	$90,071
Total expense	84,039	89,565	90,442	103,428	83,761	87,922	83,849	84,984
Income (loss) before tax	5,989	1,487	7,176	(6,174)	7,689	9,275	9,835	5,087
Income tax expense (benefit)	1,915	421	2,128	(2,512)	2,346	2,899	3,137	1,641
Net income (loss)	$4,074	1,066	$5,048	(3,662)	$5,343	6,376	$6,698	3,446

Basic earnings (loss) per share:	$0.21	$0.06	$0.27	$(0.20)	$0.28	$0.33	$0.35	$0.18

Diluted earnings (loss) per share:	$0.21	$0.06	$0.27	$(0.20)	$0.28	$0.33	$0.35	$0.17

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2016 and 2015

(In thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$9,034	$8,014
Investment in subsidiaries	363,078	361,769
Deferred federal income taxes	333	942
Federal income tax recoverable	2,756	-
Other assets	3,878	3,435

Total assets	$379,079	$374,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $1,001 in 2016 and $1,053 in 2015)	55,701	55,649
Current federal income tax payable	-	72
Accounts payable and other accrued expenses	27,642	26,413

Total liabilities	113,343	112,134

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2016 and in 2015	3,757	3,757
Additional paid-in capital	123,166	123,480
Retained earnings	148,027	141,501
Accumulated other comprehensive income	10,371	7,418
Treasury stock (2,260,849 shares in 2016 and 1,775,512 in 2015), at cost	(19,585)	(14,130)

Total stockholders’ equity	265,736	262,026

Total liabilities and stockholders’ equity	$379,079	$374,160

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Investment income, net of expenses	$70	$120	$133
Dividend income from subsidiaries	10,500	8,000	8,000
Management fee income	10,711	10,053	9,614
Total revenues	21,281	18,173	17,747

Operating expenses	9,878	10,222	9,759
Interest expense	4,549	3,906	4,576
Total expenses	14,427	14,128	14,335

Income before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	6,854	4,045	3,412
Income tax benefit	(1,315)	(1,273)	(1,623)

Income before equity in undistributed earnings (loss) of subsidiaries	8,169	5,318	5,035
Equity in undistributed share of (loss) earnings in subsidiaries	(1,643)	16,545	8,394

Net income	$6,526	$21,863	$13,429

Comprehensive income	$9,479	$11,480	$14,347

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$6,526	$21,863	$13,429

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	148	65	68
Deferred income tax expense (benefit)	609	(195)	183
Undistributed share of loss (earnings) of subsidiaries	1,643	(16,545)	(8,394)
Change in current federal income tax (recoverable) payable	(2,828)	8	(3,290)
Change in all other liabilities	1,228	(7,080)	4,134
Change in all other assets	814	188	(184)

Net cash provided by (used in) operating activities	8,140	(1,696)	5,946

Cash flows from investing activities:
Purchases of property and equipment, net	(1,469)	(159)	(47)
Capital contribution to subsidiaries	-	(30,000)	-

Net cash used in investing activities	(1,469)	(30,159)	(47)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	466	658	1,155
Purchase of treasury shares	(6,117)	(2,532)	(1,805)
Activity under revolving credit facility, net	-	30,000	(1,473)
Payment of debt issuance costs	-	(96)	-
Net cash (used in) provided by financing activities	(5,651)	28,030	(2,123)

Increase (decrease) in cash and cash equivalents	1,020	(3,825)	3,776
Cash and cash equivalents at beginning of year	8,014	11,839	8,063

Cash and cash equivalents at end of year	$9,034	$8,014	$11,839

Supplemental cash flow information:
Interest paid	$4,287	$3,906	$4,576

Income taxes paid (recovered)	$904	$(1,086)	$1,481

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2016
Specialty Commercial Segment	$11,961	$358,961	$185,634	$-	$241,890	$12,962	$169,125	$27,474	$58,678	$249,072
Standard Commercial Segment	5,849	93,793	34,334	-	67,510	3,471	41,173	12,199	22,117	68,490
Personal Segment	1,383	28,813	21,286	-	43,970	1,276	43,390	(597)	13,119	44,267
Corporate	-	-	-	-	-	(1,367)	-	-	11,682	-

Consolidated	$19,193	$481,567	$241,254	$-	$353,370	$16,342	$253,688	$39,076	$105,596	$361,829

2015
Specialty Commercial Segment	$13,501	$314,975	$161,730	$-	$237,640	$11,524	$148,664	$23,371	$58,212	$241,775
Standard Commercial Segment	5,633	105,971	33,701	-	72,613	3,623	47,071	4,237	22,820	71,097
Personal Segment	1,232	29,932	20,976	-	38,828	1,235	34,414	5,066	12,205	44,072
Corporate	-	-	-	-	-	(2,413)	-	-	10,377	-

Consolidated	$20,366	$450,878	$216,407	$-	$349,081	$13,969	$230,149	$32,674	$103,614	$356,944

2014
Specialty Commercial Segment	$14,125	$275,868	$146,521	$-	$228,823	$12,643	$149,961	$28,186	$53,851	$230,638
Standard Commercial Segment	5,892	109,672	34,822	-	78,311	4,663	51,130	3,389	25,479	76,912
Personal Segment	729	29,595	15,483	-	14,083	1,633	8,964	9,315	9,977	16,802
Corporate	-	-	-	-	-	(6,556)	-	-	10,279	-

Consolidated	$20,746	$415,135	$196,826	$-	$321,217	$12,383	$210,055	$40,890	$99,586	$324,352

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

	Column B Gross Amount	Column C Ceded to Other Companies	Column D Assumed from Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
Year Ended December 31, 2016
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	524,229	170,859	-	353,370	0.00%
Title Insurance	-	-	-	-
Total premiums	$524,229	$170,859	$-	$353,370	0.00%

Year Ended December 31, 2015
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	494,643	145,562	-	349,081	0.00%
Title Insurance	-	-	-	-
Total premiums	$494,643	$145,562	$-	$349,081	0.00%

Year Ended December 31, 2014
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	461,367	140,477	327	321,217	0.10%
Title Insurance	-	-	-	-
Total premiums	$461,367	$140,477	$327	$321,217	0.10%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred Policy	Reserves for Unpaid Claims and Claim	Discount if any,			Net	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims	Net
Affiliation With Registrant	Acquisition Costs	Adjustment Expenses	Deducted In Column C	Unearned Premiums	Earned Premiums	Investment Income	(1) Current Year	(2) Prior Years	Acquisitions Costs	Adjustment Expenses	Premiums Written
(a) Consolidated property-casualty Entities
2016	$19,193	$481,567	$-	$241,254	$353,370	$16,342	$246,080	$7,608	$39,076	$243,445	$361,829
2015	$20,366	$450,878	$-	$216,407	$349,081	$13,969	$237,102	$(6,953)	$32,674	$205,254	$356,944
2014	$20,746	$415,135	$-	$196,826	$321,217	$12,383	$215,258	$(5,203)	$40,890	$199,331	$324,352

See accompanying report of independent registered public accounting firm.

