Form 10-Q
period 2017-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2017-05-09
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 15(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share –18,451,081 shares outstanding as of May 9, 2017.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $605,438 in 2017 and $597,784 in 2016)	$605,333	$597,457
Equity securities, available-for-sale, at fair value (cost: $30,369 in 2017 and $31,449 in 2016)	53,156	51,711
Other investments (cost, $3,763 in 2017 and 2016)	4,510	4,951

Total investments	662,999	654,119

Cash and cash equivalents	82,953	79,632
Restricted cash	2,852	7,327
Ceded unearned premiums	82,358	81,482
Premiums receivable	94,496	89,715
Accounts receivable	1,708	2,269
Receivable for securities	1,254	3,047
Reinsurance recoverable	148,588	147,821
Deferred policy acquisition costs	19,094	19,193
Goodwill	44,695	44,695
Intangible assets, net	11,875	12,491
Deferred federal income taxes, net	575	1,365
Federal income tax recoverable	1,955	3,951
Prepaid expenses	3,406	1,552
Other assets	14,416	13,801
Total assets	$1,173,224	$1,162,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $988 in 2017 and $1,001 in 2016)	55,714	55,701
Reserves for unpaid losses and loss adjustment expenses	486,971	481,567
Unearned premiums	241,427	241,254
Reinsurance balances payable	51,738	46,488
Pension liability	2,152	2,203
Payable for securities	9,036	14,215
Accounts payable and other accrued expenses	25,160	25,296
Total liabilities	$902,198	$896,724

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2017 and 2016	3,757	3,757
Additional paid-in capital	123,183	123,166
Retained earnings	152,013	148,027
Accumulated other comprehensive income	12,178	10,371
Treasury stock (2,306,735 shares in 2017 and 2,260,849 in 2016), at cost	(20,105)	(19,585)
Total stockholders' equity	271,026	265,736
Total liabilities and stockholders' equity	$1,173,224	$1,162,460

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Gross premiums written	$135,112	$128,447
Ceded premiums written	(46,593)	(40,821)
Net premiums written	88,519	87,626
Change in unearned premiums	704	(3,299)
Net premiums earned	89,223	84,327

Investment income, net of expenses	4,479	3,879
Net realized gains (losses)	2,060	(227)
Finance charges	1,053	1,441
Commission and fees	72	577
Other income	61	31
Total revenues	96,948	90,028

Losses and loss adjustment expenses	61,842	55,395
Operating expenses	27,495	26,896
Interest expense	1,156	1,131
Amortization of intangible assets	617	617

Total expenses	91,110	84,039

Income before tax	5,838	5,989
Income tax expense	1,852	1,915
Net income	3,986	4,074

Net income per share:

Basic	$0.21	$0.21
Diluted	$0.21	$0.21

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$3,986	$4,074
Other comprehensive income :

Change in net actuarial gain	35	28

Tax effect on change in net actuarial gain	(12)	(10)

Unrealized holding gains arising during the period	5,246	1,371

Tax effect on unrealized holding gains arising during the period	(1,836)	(480)

Reclassification adjustment for gains included in net income	(2,501)	(74)

Tax effect on reclassification adjustment for gains included in net income	875	26

Other comprehensive income, net of tax	1,807	861
Comprehensive income	$5,793	$4,935

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2017	2016
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,166	123,480
Equity based compensation	27	139
Shares issued under employee benefit plans	(10)	-
Balance, end of period	123,183	123,619

Retained Earnings
Balance, beginning of period	148,027	141,501
Net income	3,986	4,074
Balance, end of period	152,013	145,575

Accumulated Other Comprehensive Income
Balance, beginning of period	10,371	7,418
Additional minimum pension liability, net of tax	23	18
Unrealized holding gains arising during period, net of tax	3,410	891
Reclassification adjustment for gains included in net income, net of tax	(1,626)	(48)
Balance, end of period	12,178	8,279

Treasury Stock
Balance, beginning of period	(19,585)	(14,130)
Acquisition of treasury stock	(563)	(1,293)
Shares issued under employee benefit plans	43	-
Balance, end of period	(20,105)	(15,423)

Total Stockholders' Equity	$271,026	$265,807

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,986	$4,074

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	1,100	948
Deferred federal income taxes	(183)	280
Net realized (gains) losses	(2,060)	227
Share-based payments expense	27	139
Change in ceded unearned premiums	(876)	(1,840)
Change in premiums receivable	(4,781)	(6,868)
Change in accounts receivable	561	(397)
Change in deferred policy acquisition costs	99	(371)
Change in unpaid losses and loss adjustment expenses	5,404	(1,749)
Change in unearned premiums	173	5,139
Change in reinsurance recoverable	(767)	(5,874)
Change in reinsurance balances payable	5,250	4,188
Change in current federal income tax recoverable	1,996	1,451
Change in all other liabilities	(173)	277
Change in all other assets	(917)	(935)

Net cash provided by (used in) operating activities	8,839	(1,311)

Cash flows from investing activities:
Purchases of property and equipment	(712)	(225)
Net transfers from (into) restricted cash	4,475	(211)
Purchases of investment securities	(48,523)	(58,384)
Maturities, sales and redemptions of investment securities	39,772	34,455

Net cash used in investing activities	(4,988)	(24,365)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	33	-
Purchase of treasury shares	(563)	(1,293)

Net cash used in financing activities	(530)	(1,293)

Increase (decrease) in cash and cash equivalents	3,321	(26,969)
Cash and cash equivalents at beginning of period	79,632	114,446
Cash and cash equivalents at end of period	$82,953	$87,477

Supplemental cash flow information:

Interest paid	$1,151	$1,131

Income taxes paid	$39	$184

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$1,793	$9,486

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(5,179)	$1,813

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

We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our MGA Commercial Products operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical and financial professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2017 and 2016 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of March 31, 2017.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.4% to 4.4% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.7 million and a fair value of $44.2 million as of March 31, 2017. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Securities” (Subtopic 310-20). ASU 2017-08 is intended to enhance the accounting for amortization of premiums for purchased callable debt securities. The guidance amends the amortization period for certain purchased callable debt securities held at a premium. Securities that contain explicit, noncontingent call features that are callable at fixed prices and on preset dates should shorten the amortization period for the premium to the earliest call date (and if the call option is not exercised, the effective yield is reset using the payment terms of the debt security). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. We are currently evaluating the impact that the adoption of ASU 2017-08 will have on our financial results and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (Topic 715). ASU 2017-01 is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of ASU 2016-04 will have on our financial results and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our financial results and disclosures.

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

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance and, as a result, adoption of this guidance is not expected to have a material impact on our results of operations or financial position.

Adoption of New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Effective January 2017, we prospectively adopted this new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. The impact of this adoption did not have a material impact on our financial results or disclosures.

3. Fair Value

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,005	$-	$42,005
Corporate bonds	-	231,891	869	232,760
Collateralized corporate bank loans	-	111,346	-	111,346
Municipal bonds	-	160,134	5,786	165,920
Mortgage-backed	-	53,302	-	53,302
Total debt securities	-	598,678	6,655	605,333

Total equity securities	52,891	-	265	53,156

Total other investments	4,510	-	-	4,510
Total investments	$57,401	$598,678	$6,920	$662,999

	As of December 31, 2016
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,022	$-	$42,022
Corporate bonds	-	226,062	-	226,062
Collateralized corporate bank loans	-	106,009	-	106,009
Municipal bonds	-	158,216	5,679	163,895
Mortgage-backed	-	59,469	-	59,469
Total debt securities	-	591,778	5,679	597,457

Total equity securities	51,445	-	266	51,711

Total other investments	4,951	-	-	4,951
Total investments	$56,396	$591,778	$5,945	$654,119

Due to significant unobservable inputs into the valuation model for certain municipal bonds, one corporate bond and one equity security, as of March 31, 2017 and December 31, 2016, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. The equity security classified as Level 3 in the fair value hierarchy is an investment in a non-public entity. Given the size of this investment and since there was not an observable market for the security, we estimated its fair value by our carrying value adjusted for earnings. Changes in the unobservable inputs in the fair value measurement of these investments could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016 (in thousands):

Beginning balance as of January 1, 2017	$5,945
Sales	-
Settlements	-
Purchases	775
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	200
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2017	$6,920

Beginning balance as of January 1, 2016	$14,087

Sales	-
Settlements	-
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	29
Transfers into Level 3	622
Transfers out of Level 3	-
Ending balance as of March 31, 2016	$14,738

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2017	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$41,995	$24	$(14)	$42,005
Corporate bonds	231,183	1,851	(274)	232,760
Collateralized corporate bank loans	110,690	809	(153)	111,346
Municipal bonds	168,119	1,043	(3,242)	165,920
Mortgage-backed	53,451	114	(263)	53,302

Total debt securities	605,438	3,841	(3,946)	605,333

Total equity securities	30,369	22,962	(175)	53,156

Total other investments	3,763	747	-	4,510

Total investments	$639,570	$27,550	$(4,121)	$662,999

As of December 31, 2016
U.S. Treasury securities and obligations of U.S. Government	$41,976	$66	$(20)	$42,022
Corporate bonds	224,915	1,722	(575)	226,062
Collateralized corporate bank loans	105,220	959	(170)	106,009
Municipal bonds	165,900	956	(2,961)	163,895
Mortgage-backed	59,773	49	(353)	59,469

Total debt securities	597,784	3,752	(4,079)	597,457

Total equity securities	31,449	21,052	(790)	51,711

Total other investments	3,763	1,188	-	4,951

Total investments	$632,996	$25,992	$(4,869)	$654,119

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

U.S. Treasury securities and obligations of U.S. Government	$-	$-
Corporate bonds	130	80
Collateralized corporate bank loans	28	18
Municipal bonds	(17)	(24)
Mortgage-backed	-	-
Equity securities	2,360	-
Other investments	-	-
Gain on investments	2,501	74
Unrealized losses on other investments	(441)	-
Other-than-temporary impairments	-	(301)
Net realized gains (losses)	$2,060	$(227)

We realized gross gains on investments of $2.6 million and $97 thousand during the three months ended March 31, 2017 and 2016, respectively. We realized gross losses on investments of $0.1 million and $23 thousand for the three months ended March 31, 2017 and 2016, respectively. We recorded proceeds from the sale of investment securities of $7.8 million and $4.8 million during the three months ended March 31, 2017 and 2016, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$7,040	$(14)	$-	$-	$7,040	$(14)
Corporate bonds	73,005	(274)	-	-	73,005	(274)
Collateralized corporate bank loans	3,209	(21)	3,837	(132)	7,046	(153)
Municipal bonds	55,275	(566)	13,113	(2,676)	68,388	(3,242)
Mortgage-backed	22,202	(259)	2,028	(4)	24,230	(263)
Total debt securities	160,731	(1,134)	18,978	(2,812)	179,709	(3,946)

Total equity securities	490	(4)	1,978	(171)	2,468	(175)

Total other investments	-	-	-	-	-	-

Total investments	$161,221	$(1,138)	$20,956	$(2,983)	$182,177	$(4,121)

	As of December 31, 2016
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$7,037	$(20)	$-	$-	$7,037	$(20)
Corporate bonds	86,592	(575)	-	-	86,592	(575)
Collateralized corporate bank loans	2,637	(7)	8,314	(163)	10,951	(170)
Municipal bonds	70,633	(1,327)	13,574	(1,634)	84,207	(2,961)
Mortgage-backed	29,475	(348)	2,430	(5)	31,905	(353)
Total debt securities	196,374	(2,277)	24,318	(1,802)	220,692	(4,079)

Total equity securities	4,109	(483)	2,037	(307)	6,146	(790)

Total other investments	-	-	-	-	-	-

Total investments	$200,483	$(2,760)	$26,355	$(2,109)	$226,838	$(4,869)

At March 31, 2017, the gross unrealized losses more than twelve months old were attributable to 24 debt security positions and one equity position. At December 31, 2016, the gross unrealized losses more than twelve months old were attributable to 28 debt security positions and one equity position. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary. We did not recognize any other-than-temporary impairments for the three months ended March 31, 2017.

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

Details regarding the carrying value of the other investments portfolio as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Investment Type
Equity warrant	$4,510	$4,951
Total other investments	$4,510	$4,951

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at March 31, 2017 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$136,191	$136,140
Due after one year through five years	231,940	231,331
Due after five years through ten years	135,743	136,674
Due after ten years	48,113	47,886
Mortgage-backed	53,451	53,302
	$605,438	$605,333

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $25.1 million and $21.1 million at March 31, 2017 and December 31, 2016, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	March 31,	March 31,
	2017	2016

Balance at January 1	$481,567	$450,878
Less reinsurance recoverable	123,237	102,791
Net balance at January 1	358,330	348,087

Incurred related to:
Current year	62,331	57,112
Prior years	(489)	(1,717)
Total incurred	61,842	55,395

Paid related to:
Current year	12,583	11,819
Prior years	47,533	48,128
Total paid	60,116	59,947

Net balance at March 31	360,056	343,535
Plus reinsurance recoverable	126,915	105,594
Balance at March 31	$486,971	$449,129

The $0.5 million net favorable development and $1.7 million net favorable development in prior accident years recognized during the three months ended March 31, 2017 and 2016, respectively, represent normal changes in our loss reserve estimates. In the first quarter of 2017 and 2016, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The $0.5 million decrease in prior period reserves for unpaid losses and LAE recognized during the three months ended March 31, 2017 was attributable to $1.0 million net favorable development on claims incurred in the 2016 accident year and $0.1 million net favorable development on claims incurred in the 2014 and prior accident years, partially offset by $0.6 million net unfavorable development on claims incurred in the 2015 accident year.  Our Standard Commercial P&C and Specialty Commercial operating units accounted for $1.5 million and $0.3 million of the net favorable development recognized during the first quarter of 2017. These net favorable developments were partially offset by net unfavorable development of $0.7 million in our Specialty Personal Lines operating unit and $0.6 million in our MGA Commercial Products operating unit.

The decrease in reserves of $1.5 million in our Standard Commercial P&C operating unit in the first quarter of 2017 was primarily related to net favorable development of $2.2 million in our general liability and commercial auto lines of business in the 2016 and prior accident years, partially offset by net unfavorable development of $0.7 million in our occupational accident line of business primarily in the 2015 and prior accident years. The decrease in reserves of $0.3 million in our Specialty Commercial operating unit was primarily related to $0.2 million net favorable development in our medical professional liability products and $0.1 million net favorable development in our commercial primary/excess liability line of business in the 2016 accident year. The increase in reserves of $0.7 million for our Specialty Personal Lines operating unit was primarily attributable to the 2016 accident year. The increase in reserves of $0.6 million for our MGA Commercial operating unit was primarily related to our commercial auto lines of business in the 2015 and 2010 and prior accident years, partially offset by net favorable development in the 2016 and 2014 accident years.

The $1.7 million decrease in prior period reserves for unpaid losses and LAE recognized during the three months ended March 31, 2016 was attributable to $3.6 million net favorable development on claims incurred in the 2015 accident year, $0.2 million of net favorable development in the 2014 accident year and $0.7 million in the 2011 and prior accident years, partially offset by $1.7 million net unfavorable development in the 2013 accident year and $1.1 million net unfavorable development in the 2012 accident year. Our MGA Commercial Products operating unit, Standard Commercial P&C operating unit, Workers Compensation operating unit and Specialty Commercial operating unit accounted for $2.2 million, $0.2 million, $0.2 million and $0.1 million, respectively, of the decrease in reserves recognized during the first quarter of 2016. These favorable developments were offset by $1.0 million of net unfavorable development in our Personal Lines Segment.

The decrease in reserves of $2.2 million for our MGA Commercial Products operating unit in the first quarter of 2016 was primarily driven by favorable claims development in both our general liability and commercial auto liability lines of business in the 2015, 2014 and 2011 and prior accident years, partially offset by net unfavorable development in the 2013 and 2012 accident years in both our general liability and commercial auto liability lines of business. The net favorable development of $0.2 million in our Standard Commercial P&C operating unit consisted of $0.8 million net favorable development in our commercial property and general liability lines of business, partially offset by $0.6 million of net unfavorable development in our occupational accident line of business. The net favorable development of $0.2 million in our Workers Compensation operating unit was primarily attributable to the 2015 accident year. The net favorable development of $0.1 million in our Specialty Commercial operating unit was primarily attributable to our primary/excess and umbrella line of business. These net favorable developments were partially offset by net unfavorable development of $1.0 million in our Specialty Personal Lines operating unit attributable to the 2015 and prior accident years.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of March 31, 2017, there were outstanding incentive stock options to purchase 320,074 shares of our common stock, non-qualified stock options to purchase 289,157 shares of our common stock and restricted stock units representing the right to receive up to 77,640 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of March 31, 2017, restricted stock units representing the right to receive up to 292,961 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of March 31, 2017.

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

A summary of the status of our stock options as of March 31, 2017 and changes during the three months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2017	624,231	$9.14
Granted	-	$-
Exercised	(5,000)	$6.61
Forfeited or expired	(10,000)	$11.99
Outstanding at March 31, 2017	609,231	$9.11	1.5	$1,471
Exercisable at March 31, 2017	609,231	$9.11	1.5	$1,471

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Intrinsic value of options exercised	$21	$-

Cost of share-based payments (non-cash)	$-	$38

Income tax benefit of share-based payments recognized in income	$-	$8

As of March 31, 2017, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the option’s expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first three months of 2017 or 2016.

Restricted Stock Units:

The 2005 LTIP was amended by the stockholders on May 30, 2013 to authorize the grant of restricted stock units, in addition to the other types of awards available thereunder. Restricted stock units awarded under the 2005 LTIP and 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. On July 27, 2012 and April 10, 2013, an aggregate of 129,463 and 122,823 restricted stock units, respectively, were conditionally granted to certain of our employees subject to shareholder approval of the amendments to the 2005 LTIP at the May 30, 2013 shareholder meeting. One conditional grant of 9,280 restricted stock units was forfeited prior to approval at the shareholder meeting. Subsequently on September 8, 2014, an aggregate of 175,983 restricted stock units were granted to certain employees under the 2005 LTIP. On May 29, 2015, an aggregate of 103,351 restricted stock units were granted to certain employees under the 2015 LTIP. Subsequently on July 22, 2016, an aggregate of 122,770 restricted stock units were granted to certain employees under the 2015 LTIP.

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

On April 1, 2017, 5,998 shares of common stock were issued with respect to 5,998 restricted stock units which were granted on September 8, 2014 and vested on March 31, 2017. On April 1, 2016, 7,144 shares of common stock were issued with respect to 7,144 restricted stock units which were granted on April 10, 2013 and vested on March 31, 2016. If and to the extent specified performance criteria have been achieved, one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018, the restricted stock units granted on May 29, 2015 will vest on March 31, 2018 and the restricted stock units granted on July 22, 2016 will vest on March 31, 2019.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. The grant date fair value of the restricted stock units granted in 2016 is $11.41 per unit. We incurred compensation expense of $27 thousand and $101 thousand related to restricted stock units during the three months ended March 31, 2017 and 2016, respectively. We recorded income tax benefit of $9 thousand and $35 thousand related to restricted stock units during the three months ended March 31, 2017 and 2016, respectively.

A summary of the status of our restricted stock units as of March 31, 2017 and 2016 and changes during the three months then ended is presented below:

	Number of
	Restricted
	Stock Units
	2017	2016

Non-vested at January 1	296,574	296,571
Granted	-	-
Vested	(5,998)	(7,144)
Forfeited	(43,509)	(71,460)
Non-vested at March 31	247,067	217,967

As of March 31, 2017, there was $117 thousand of total unrecognized compensation cost related to unvested restricted stock units granted under our 2015 LTIP, of which $56 thousand is expected to be recognized during the remainder of 2017, $50 thousand is expected to be recognized in 2018 and $11 thousand is expected to be recognized in 2019.

8. Segment Information

The following is business segment information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Specialty Commercial Segment	$65,835	$60,583
Standard Commercial Segment	17,726	17,992
Personal Segment	11,863	12,090
Corporate	1,524	(637)
Consolidated	$96,948	$90,028

Pre-tax income (loss):
Specialty Commercial Segment	$8,098	$10,312
Standard Commercial Segment	851	1,416
Personal Segment	(758)	(1,083)
Corporate	(2,353)	(4,656)
Consolidated	$5,838	$5,989

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016
Assets
Specialty Commercial Segment	$742,205	$734,763
Standard Commercial Segment	164,219	164,295
Personal Segment	242,708	241,686
Corporate	24,092	21,716
	$1,173,224	$1,162,460

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2017 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Ceded earned premiums	$45,717	$38,980
Reinsurance recoveries	$26,701	$23,949

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of March 31, 2017, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of March 31, 2017, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2017, we were in compliance with all of these covenants.

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.38% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2017, the principal balance of our Trust II subordinated debt was $25.8 million.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Deferred	$(11,097)	$(13,738)
Amortized	11,196	13,367

Net	$99	$(371)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Weighted average shares - basic	18,613	19,013
Effect of dilutive securities	156	175
Weighted average shares - assuming dilution	18,769	19,188

For the three months ended March 31, 2017, 262,500 shares of common stock potentially issuable upon the exercise of stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months ended March 31, 2016, 421,666 shares of common stock potentially issuable upon the exercise of stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$111	$128
Amortization of net loss	35	28
Expected return on plan assets	(162)	(161)
Net periodic pension cost	$(16)	$(5)
Contributed amount	$-	$-

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for more discussion of our retirement plans.

15. Income Taxes

Our effective income tax rate for the three months ended March 31, 2017 and 2016 was 31.7% and 32.0%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to total pre-tax income.

16. Commitments and Contingencies

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2017 related to this matter.

17. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2017 and 2016 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income :
Change in net actuarial gain	28	-	28
Tax effect on change in net actuarial gain	(10)	-	(10)
Net unrealized holding gains arising during the period	-	1,371	1,371
Tax effect on unrealized gains arising during the period	-	(480)	(480)
Reclassification adjustment for gains included in net realized gains	-	(74)	(74)
Tax effect on reclassification adjustment for gains included in income tax expense	-	26	26
Other comprehensive income, net of tax	18	843	861
Balance at March 31, 2016	$(2,554)	$10,833	$8,279

Balance at December 31, 2016	$(2,666)	$13,037	$10,371
Other comprehensive income :
Change in net actuarial gain	35	-	35
Tax effect on change in net actuarial gain	(12)	-	(12)
Net unrealized holding gains arising during the period	-	5,246	5,246
Tax effect on unrealized gains arising during the period	-	(1,836)	(1,836)
Reclassification adjustment for gains included in net realized gains	-	(2,501)	(2,501)
Tax effect on reclassification adjustment for gains included in income tax expense	-	875	875
Other comprehensive income, net of tax	23	1,784	1,807
Balance at March 31, 2017	$(2,643)	$14,821	$12,178

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

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical and financial professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs which are managed at the parent level.

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. During 2015, we discontinued our workers’ compensation line of business by transferring all renewal rights and ceding substantially all unearned premiums to a third party. As a result, effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit.

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

Results of Operations

Management overview. During the three months ended March 31, 2017, our total revenues were $96.9 million, representing an increase of 8% from the $90.0 million in total revenues for the same period of 2016.  During the three months ended March 31, 2017, our income before tax was $5.8 million, representing a decrease of $0.2 million from the $6.0 million reported during the same period the prior year.

The increase in revenue for the three months ended March 31, 2017 was primarily attributable to net realized gains on our investment portfolio during the current quarter as compared to net realized losses during the same period the prior year. Also contributing to the increase in revenue were higher net premiums earned and higher net investment income, partially offset by lower finance charge revenue and lower commission and fee revenue. The higher net premiums earned were due mostly to increased premium production in our Specialty Commercial Segment.

The decrease in income before tax for the three months ended March 31, 2017 was due primarily to increased losses and loss adjustment expenses (“LAE”) of $6.4 million and higher operating expenses of $0.6 million, partially offset by the increase in revenue discussed above. The increase in loss and LAE was primarily the result of higher current accident year loss trends in our Specialty Commercial Segment driven by commercial auto lines of business as well as the increased earned premiums discussed above.

We reported net income of $4.0 million for the three months ended March 31, 2017 as compared to net income of $4.1 million for the same period of 2016. On a diluted basis per share, we reported net income of $0.21 per share for both the three months ended March 31, 2017 and 2016.

First Quarter 2017 as Compared to First Quarter 2016

The following is additional business segment information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31
	Specialty Commercial Segment		Standard Commercial Segment		Personal Segment		Corporate		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross premiums written	$95,507	$87,400	$20,693	$20,098	$18,912	$20,949	$-	$-	$135,112	$128,447
Ceded premiums written	(35,924)	(28,663)	(1,841)	(2,352)	(8,828)	(9,806)	-	-	(46,593)	(40,821)
Net premiums written	59,583	58,737	18,852	17,746	10,084	11,143	-	-	88,519	87,626
Change in unearned premiums	2,346	(1,484)	(2,138)	(1,096)	496	(719)	-	-	704	(3,299)
Net premiums earned	61,929	57,253	16,714	16,650	10,580	10,424	-	-	89,223	84,327

Total revenues	65,835	60,583	17,726	17,992	11,863	12,090	1,524	(637)	96,948	90,028

Losses and loss adjustment expenses	41,590	34,413	11,046	11,069	9,206	9,913	-	-	61,842	55,395

Pre-tax income (loss)	8,098	10,312	851	1,416	(758)	(1,083)	(2,353)	(4,656)	5,838	5,989

Net loss ratio (1)	67.2%	60.1%	66.1%	66.5%	87.0%	95.1%			69.3%	65.7%
Net expense ratio (1)	25.7%	27.7%	35.5%	34.2%	26.0%	19.1%			29.3%	29.6%
Net combined ratio (1)	92.9%	87.8%	101.6%	100.7%	113.0%	114.2%			98.6%	95.3%

Net Favorable (Unfavorable) Prior Year Development	(300)	2,347	1,458	358	(669)	(988)			489	1,717

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $95.5 million for the three months ended March 31, 2017, which was $8.1 million, or 9%, more than the $87.4 million reported for the same period of 2016. Net premiums written were $59.6 million for the three months ended March 31, 2017 as compared to $58.7 million for the same period of 2016. The increase in gross and net premiums written were primarily the result of increased premium production in our Specialty Commercial operating unit.

The $65.8 million of total revenue for the three months ended March 31, 2017 was $5.2 million more than the $60.6 million reported by the Specialty Commercial Segment for the same period in 2016. This increase in revenue was primarily due to higher net premiums earned of $4.7 million due mostly to increased premium production in both our MGA Commercial Products operating unit and our Specialty Commercial operating unit. Further contributing to the increased revenue was higher net investment income of $0.7 million, partially offset by lower commission and fees of $0.2 million for the three months ended March 31, 2017 as compared to the same period of 2016.

Pre-tax income for the Specialty Commercial Segment of $8.1 million for the first quarter of 2017 was $2.2 million lower than the $10.3 million reported for the same period in 2016. The decrease in pre-tax income was primarily the result of higher loss and LAE expenses of $7.2 million and higher operating expenses of $0.2 million, partially offset by the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $6.8 million increase in loss and LAE due largely to $0.6 million unfavorable prior year net loss reserve development recognized during the three months ended March 31, 2017 as compared to $2.4 million favorable prior year net loss reserve development during the same period of 2016, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $0.4 million increase in loss and LAE which consisted of (a) a $1.1 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business, (b) a $0.2 million increase in loss and LAE attributable to our primary/excess property insurance products due to increase premium production, partially offset by (c) a $0.9 million decrease in loss and LAE attributable to our medical professional liability insurance products. The $0.2 million increase in operating expense was the combined result of increased salary and related expenses of $0.6 million, increased occupancy and other expenses of $0.3 million, partially offset by lower production related expenses of $0.7 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

The Specialty Commercial Segment reported a net loss ratio of 67.2% for the three months ended March 31, 2017 as compared to 60.1% for the same period during 2016. The gross loss ratio before reinsurance was 63.1% for the three months ended March 31, 2017 as compared to 58.3% for the same period in 2016. The higher gross and net loss ratios were largely the result of $0.3 million of unfavorable prior year net loss reserve development for the three months ended March 31, 2017 as compared to favorable prior year net loss reserve development of $2.3 million for the same period of 2016 as well as higher current accident year loss trends driven by commercial auto lines of business. The Specialty Commercial Segment reported a net expense ratio of 25.7% for the first quarter of 2017 as compared to 27.7% for the same period of 2016. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $20.7 million for the three months ended March 31, 2017, which was $0.6 million, or 3%, more than the $20.1 million reported for the same period in 2016. The increase in gross premium was primarily due to higher premium production in our Standard Commercial P&C Operating unit of $1.0 million despite (a) a $1.3 million reduction from the impact of the discontinued marketing of new and renewal occupational accident policies effective June 1, 2016, and (b) $0.4 million lower premium production in our Workers Compensation operating unit due to the transfer of renewal rights during the second quarter of 2015. Net premiums written were $18.9 million for the three months ended March 31, 2017 as compared to $17.7 million for the same period in 2016. The increase in net premiums written was primarily attributable to increased premium production in our Standard Commercial P&C Operating unit of $1.1 million in the first quarter of 2017 despite the $1.3 million reduction from the discontinued marketing of new and renewal occupational accident policies.

Total revenue for the Standard Commercial Segment of $17.7 million for the three months ended March 31, 2017, was $0.3 million, or 1%, less than the $18.0 million reported for the same period in 2016. This decrease in total revenue was mostly due to lower commission and fees of $0.4 million, partially offset by higher net premiums earned of $0.1 million in our Standard Commercial P&C Operating unit after absorbing a reduction of $1.1 million from the discontinued marketing of new and renewal occupational accident policies.

Our Standard Commercial Segment reported pre-tax income of $0.8 million for the three months ended March 31, 2017 which was $0.6 million, or 40%, less than the $1.4 million reported for the same period of 2016. The decrease in pre-tax income was the result of higher operating expenses of $0.3 million and the decreased revenue discussed above. The $0.3 million increase in operating expense was the combined result of increased salary and related expenses of $0.1 million and a $0.2 million increase in other expenses due predominately to an investment in technology.

The Standard Commercial Segment reported a net loss ratio of 66.1% for the three months ended March 31, 2017 as compared to 66.5% for the same period of 2016. The gross loss ratio before reinsurance for the three months ended March 31, 2017 was 57.8% as compared to the 65.8% reported for the same period of 2016. The lower gross and net loss ratios resulted primarily from higher favorable net loss reserve development, partially offset by higher current accident year loss trends. Our Standard Commercial Segment’s net loss ratio included 6.4% attributable to the discontinued workers compensation and occupational accident business for the three months ended March 31, 2017 as compared to 2.5% for the same period the prior year. During the three months ended March 31, 2017, the Standard Commercial Segment reported favorable net loss reserve development of $1.5 million as compared to $0.4 million during the same period of 2016. The Standard Commercial Segment reported a net expense ratio of 35.5% for the first quarter of 2017 as compared to 34.2% for the same period of 2016. The increase in the expense ratio was primarily due to increased operating expenses in our Standard Commercial P&C Operating unit.

Personal Segment

Gross premiums written for the Personal Segment were $18.9 million for the three months ended March 31, 2017 as compared to $20.9 million for the same period in the prior year. Net premiums written for our Personal Segment were $10.1 million in the first quarter of 2017, which was a decrease of $1.0 million, or 10%, from the $11.1 million reported for the first quarter of 2016.

Total revenue for the Personal Segment was $11.9 million for the first quarter of 2017 as compared to $12.1 million for the same period in 2016. The $0.2 million decrease in revenue was primarily the result of lower finance charges of $0.4 million, partially offset by higher net premiums earned of $0.2 million.

Pre-tax loss for the Personal Segment was $0.8 million for the three months ended March 31, 2017 as compared to pre-tax loss of $1.1 million for the same period of 2016. The decrease in the pre-tax loss was primarily the result of decreased losses and LAE of $0.7 million for the three months ended March 31, 2017 as compared to the same period during 2016, partially offset by the decreased revenue discussed above as well as higher operating expenses of $0.2 million.

The Personal Segment reported a net loss ratio of 87.0% for the three months ended March 31, 2017 as compared to 95.1% for the same period of 2016. The gross loss ratio before reinsurance was 86.6% for the three months ended March 31, 2017 as compared to 90.2% for the same period in 2016. The lower gross and net loss ratios were primarily the result of lower current accident year loss trends as well as lower unfavorable prior year net loss reserve development. The Personal Segment reported $0.7 million of unfavorable prior year net loss reserve development for the three months ended March 31, 2017 as compared to $1.0 million of net unfavorable development for the same period in the prior year. Operating expenses increased $0.2 million primarily as a result of an increase in production related expenses. The Personal Segment reported a net expense ratio of 26.0% for the first quarter of 2017 as compared to 19.1% for the same period of 2016. The increase in the expense ratio was due predominately to the lower finance charges and increased production related expenses referenced above.

Corporate

Total revenue for Corporate increased by $2.2 million for the three months ended March 31, 2017 as compared to the same period the prior year. This increase in total revenue was due predominately to net realized gains recognized on our investment portfolio of $2.1 million for the three months ended March 31, 2017 as compared to net realized losses of $0.2 million for the same period of 2016, partially offset by lower net investment income of $0.1 million.

Corporate pre-tax loss was $2.4 million for the three months ended March 31, 2017 as compared to pre-tax loss of $4.7 million for the same period of 2016. The decrease in pre-tax loss was primarily due to the increased revenue discussed above and lower operating expenses of $0.1 million. The lower operating expenses of $0.1 million were a combined result of lower salary and related expenses of $0.4 million, partially offset by higher professional service fees and other expenses of $0.3 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2017, Hallmark had $9.8 million in unrestricted cash and cash equivalents as well as $1.0 million in debt securities at the holding company. Unrestricted cash and cash equivalents of our non-insurance subsidiaries were $7.1 million as of March 31, 2017. As of that date, our insurance subsidiaries held $66.0 million of unrestricted cash and cash equivalents as well as $604.3 million in debt securities with an average modified duration of 2.8 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2017, the aggregate ordinary dividend capacity of these subsidiaries is $28.0 million, of which $19.4 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2017 and 2016, our insurance company subsidiaries paid $3.3 million and $2.3 million in dividends to Hallmark, respectively.

Comparison of March 31, 2017 to December 31, 2016

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2017 were $746.0 million compared to $733.8 million at December 31, 2016. The primary reasons for this increase in unrestricted cash and investments were cash flow from operations, the collection of an unsettled investment disposal and an increase in investment fair values, partially offset by capital expenditures and repurchases of our common stock.

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

Net cash provided by our consolidated operating activities was $8.8 million for the first three months of 2017 as compared to net cash used of $1.3 million for the first three months of 2016. The increase in operating cash flow was primarily due to decreased paid losses (including timing of reinsurance claim settlements), increased net collected premium, higher collected net investment income and lower net paid operating expenses, partially offset by lower finance charges collected.

Net cash used in investing activities during the first three months of 2017 was $5.0 million as compared to $24.4 million during the first three months of 2016.  The decrease in cash used by investing activities during the first three months of 2017 was comprised of a decrease in purchases of debt and equity securities of $9.9 million, an increase in transfers from restricted cash of $4.7 million and an increase of $5.3 million in maturities, sales and redemptions of investment securities, partially offset by an increase in purchases of property and equipment of $0.5 million.

Cash used in financing activities during the first three months of 2017 was $0.5 million primarily as a result of repurchases of our common stock. Cash used in financing activities during the first three months of 2016 was $1.3 million as a result of repurchases of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of March 31, 2017, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of March 31, 2017, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of March 31, 2017, we were in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.38% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2017, the principal balance of our Trust II subordinated debt was $25.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2016.

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

We disagree with the Comptroller and intend to vigorously fight their assertion that HSU is liable for the surplus lines premium taxes. We are currently in negotiations with the Comptroller to settle the matter. However, we are presently unable to reasonably estimate the possible loss or legal costs that are likely to arise out of the surplus lines tax audit or any future proceedings relating to this matter. Therefore we have not accrued any amount as of March 31, 2017 related to this matter.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2016.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2017:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

January 1-31, 2017	-	$-	2,590,133	1,409,867
February 1-28, 2017	-	$-	2,590,133	1,409,867
March 1-31, 2017	50,886	$11.09	2,641,019	1,358,981

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date: May 9, 2017	/s/ Naveen Anand
Naveen Anand,
Chief Executive Officer and President

Date: May 9, 2017	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore,
Chief Accounting Officer and Senior Vice President