Form 10-Q
period 2017-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2017-08-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share –18,176,579 shares outstanding as of August 7, 2017.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $605,986 in 2017 and $597,784 in 2016)	$608,074	$597,457
Equity securities, available-for-sale, at fair value (cost: $33,220 in 2017 and $31,449 in 2016)	56,477	51,711
Other investments (cost, $3,763 in 2017 and 2016)	4,448	4,951
Total investments	668,999	654,119
Cash and cash equivalents	77,448	79,632
Restricted cash	3,458	7,327
Ceded unearned premiums	92,638	81,482
Premiums receivable	107,806	89,715
Accounts receivable	1,756	2,269
Receivable for securities	1,620	3,047
Reinsurance recoverable	164,434	147,821
Deferred policy acquisition costs	19,335	19,193
Goodwill	44,695	44,695
Intangible assets, net	11,257	12,491
Deferred federal income taxes, net	1,621	1,365
Federal income tax recoverable	1,797	3,951
Prepaid expenses	2,256	1,552
Other assets	13,720	13,801
Total assets	$1,212,840	$1,162,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $975 in 2017 and $1,001 in 2016)	55,727	55,701
Reserves for unpaid losses and loss adjustment expenses	505,358	481,567
Unearned premiums	261,893	241,254
Reinsurance balances payable	54,178	46,488
Pension liability	2,100	2,203
Payable for securities	13,257	14,215
Accounts payable and other accrued expenses	24,627	25,296
Total liabilities	$947,140	$896,724
Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2017 and 2016	3,757	3,757
Additional paid-in capital	123,110	123,166
Retained earnings	148,663	148,027
Accumulated other comprehensive income	13,933	10,371
Treasury stock (2,637,434 shares in 2017 and 2,260,849 in 2016), at cost	(23,763)	(19,585)
Total stockholders' equity	$265,700	$265,736
Total liabilities and stockholders' equity	$1,212,840	$1,162,460

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross premiums written	$162,056	$144,037	$297,168	$272,484
Ceded premiums written	(61,162)	(48,794)	(107,755)	(89,615)
Net premiums written	100,894	95,243	189,413	182,869
Change in unearned premiums	(10,187)	(7,545)	(9,483)	(10,844)
Net premiums earned	90,707	87,698	179,930	172,025
Investment income, net of expenses	4,587	3,994	9,066	7,873
Net realized losses	(3,479)	(2,177)	(1,419)	(2,404)
Finance charges	936	1,348	1,989	2,789
Commission and fees	653	155	725	732
Other income	71	34	132	65
Total revenues	93,475	91,052	190,423	181,080
Losses and loss adjustment expenses	70,704	58,502	132,546	113,897
Other operating expenses	25,879	29,323	53,374	56,219
Interest expense	1,193	1,123	2,349	2,254
Amortization of intangible assets	617	617	1,234	1,234
Total expenses	98,393	89,565	189,503	173,604
(Loss) income before tax	(4,918)	1,487	920	7,476
Income tax (benefit) expense	(1,568)	421	284	2,336
Net (loss) income	(3,350)	1,066	636	5,140
Net (loss) income per share:
Basic	$(0.18)	$0.06	$0.03	$0.27
Diluted	$(0.18)	$0.06	$0.03	$0.27

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income	$(3,350)	$1,066	$636	$5,140

Other comprehensive income:

Change in net actuarial gain	35	29	70	57

Tax effect on change in net actuarial gain	(12)	(10)	(24)	(20)

Unrealized holding gains arising during the period	2,654	4,358	7,900	5,729

Tax effect on unrealized holding gains arising during the period	(929)	(1,525)	(2,765)	(2,005)

Reclassification adjustment for losses (gains) included in net income	10	(410)	(2,491)	(484)

Tax effect on reclassification adjustment for losses (gains) included in net income	(3)	143	872	169

Other comprehensive income, net of tax	1,755	2,585	3,562	3,446

Comprehensive (loss) income	$(1,595)	$3,651	$4,198	$8,586

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,183	123,619	123,166	123,480
Equity based compensation	19	89	46	228
Shares issued under employee benefit plans	(92)	(58)	(102)	(58)
Balance, end of period	123,110	123,650	123,110	123,650

Retained Earnings
Balance, beginning of period	152,013	145,575	148,027	141,501
Net (loss) income	(3,350)	1,066	636	5,140
Balance, end of period	148,663	146,641	148,663	146,641

Accumulated Other Comprehensive Income
Balance, beginning of period	12,178	8,279	10,371	7,418
Additional minimum pension liability, net of tax	23	19	46	37
Unrealized holding gains arising during period, net of tax	1,725	2,833	5,135	3,724
Reclassification adjustment for losses (gains) included in net income, net of tax	7	(267)	(1,619)	(315)
Balance, end of period	13,933	10,864	13,933	10,864

Treasury Stock
Balance, beginning of period	(20,105)	(15,423)	(19,585)	(14,130)
Acquisition of treasury stock	(3,862)	(3,452)	(4,425)	(4,745)
Shares issued under employee benefit plans	204	58	247	58
Balance, end of period	(23,763)	(18,817)	(23,763)	(18,817)

Total Stockholders' Equity	$265,700	$266,095	$265,700	$266,095

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$636	$5,140

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,256	1,923
Deferred federal income taxes	(2,174)	(669)
Net realized losses	1,419	2,404
Share-based payments expense	46	228
Change in ceded unearned premiums	(11,156)	(9,516)
Change in premiums receivable	(18,091)	(13,683)
Change in accounts receivable	513	(11)
Change in deferred policy acquisition costs	(142)	(258)
Change in unpaid losses and loss adjustment expenses	23,791	(7,266)
Change in unearned premiums	20,639	20,360
Change in reinsurance recoverable	(16,613)	(10,578)
Change in reinsurance balances payable	7,690	11,314
Change in current federal income tax recoverable	2,154	1,519
Change in all other liabilities	(745)	1,167
Change in all other assets	2,161	260

Net cash provided by operating activities	12,384	2,334

Cash flows from investing activities:
Purchases of property and equipment	(1,231)	(690)
Net transfers from (into) restricted cash	3,869	(720)
Purchases of investment securities	(124,366)	(92,561)
Maturities, sales and redemptions of investment securities	111,440	73,876

Net cash used in investing activities	(10,288)	(20,095)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	145	-
Purchase of treasury shares	(4,425)	(4,745)

Net cash used in financing activities	(4,280)	(4,745)

Decrease in cash and cash equivalents	(2,184)	(22,506)
Cash and cash equivalents at beginning of period	79,632	114,446
Cash and cash equivalents at end of period	$77,448	$91,940
Supplemental cash flow information:

Interest paid	$2,324	$2,254

Income taxes paid	$304	$1,486

Supplemental schedule of non-cash investing activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$1,427	$9,030

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(958)	$11,529

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

The interim financial data as of June 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of June 30, 2017.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.4% to 4.2% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.7 million and a fair value of $43.5 million as of June 30, 2017. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our financial results and disclosures.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,011	$-	$42,011
Corporate bonds	-	252,844	823	253,667
Collateralized corporate bank loans	-	123,806	-	123,806
Municipal bonds	-	148,158	5,659	153,817
Mortgage-backed	-	34,773	-	34,773
Total debt securities	-	601,592	6,482	608,074
Total equity securities	55,856	-	621	56,477
Total other investments	4,448	-	-	4,448
Total investments	$60,304	$601,592	$7,103	$668,999

	As of December 31, 2016
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,022	$-	$42,022
Corporate bonds	-	226,062	-	226,062
Collateralized corporate bank loans	-	106,009	-	106,009
Municipal bonds	-	158,216	5,679	163,895
Mortgage-backed	-	59,469	-	59,469
Total debt securities	-	591,778	5,679	597,457
Total equity securities	51,445	-	266	51,711
Total other investments	4,951	-	-	4,951
Total investments	$56,396	$591,778	$5,945	$654,119

Due to significant unobservable inputs into the valuation model for certain municipal bonds, one corporate bond and one equity security, as of June 30, 2017 and December 31, 2016, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. The equity security classified as Level 3 in the fair value hierarchy is an investment in a non-public entity. Given the size of this investment and since there was not an observable market for the security, we estimated its fair value as the fair value on the date we acquired the investment. Changes in the unobservable inputs in the fair value measurement of these investments could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017 and 2016 (in thousands):

Beginning balance as of January 1, 2017	$5,945
Sales	-
Settlements	(150)
Purchases	775
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	533
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of June 30, 2017	$7,103

Beginning balance as of January 1, 2016	$14,087
Sales	-
Settlements	(6,025)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	208
Transfers into Level 3	265
Transfers out of Level 3	-
Ending balance as of June 30, 2016	$8,535

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2017	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$42,014	$11	$(14)	$42,011
Corporate bonds	252,093	1,735	(161)	253,667
Collateralized corporate bank loans	123,523	575	(292)	123,806
Municipal bonds	153,475	1,043	(701)	153,817
Mortgage-backed	34,881	144	(252)	34,773
Total debt securities	605,986	3,508	(1,420)	608,074
Total equity securities	33,220	23,898	(641)	56,477
Total other investments	3,763	685	-	4,448
Total investments	$642,969	$28,091	$(2,061)	$668,999

As of December 31, 2016
U.S. Treasury securities and obligations of U.S. Government	$41,976	$66	$(20)	$42,022
Corporate bonds	224,915	1,722	(575)	226,062
Collateralized corporate bank loans	105,220	959	(170)	106,009
Municipal bonds	165,900	956	(2,961)	163,895
Mortgage-backed	59,773	49	(353)	59,469
Total debt securities	597,784	3,752	(4,079)	597,457
Total equity securities	31,449	21,052	(790)	51,711
Total other investments	3,763	1,188	-	4,951
Total investments	$632,996	$25,992	$(4,869)	$654,119

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	(148)	-	(18)	80
Collateralized corporate bank loans	20	(36)	48	(18)
Municipal bonds	101	(44)	84	(68)
Mortgage-backed	-	-	-	-
Equity securities	17	490	2,377	490
(Loss) gain on investments	(10)	410	2,491	484
Change in unrealized losses on other investments	(62)	-	(503)	-
Other-than-temporary impairments	(3,407)	(2,587)	(3,407)	(2,888)
Net realized losses	$(3,479)	$(2,177)	$(1,419)	$(2,404)

We realized gross gains on investments of $0.4 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.  We realized gross losses on investments of $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. We recorded proceeds from the sale of investment securities of $0.1 million and $11.0 million during the three months ended June 30, 2017 and 2016, respectively, and $8.0 million and $15.9 million for the six months ended June 30, 2017 and 2016, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$36,947	$(14)	$-	$-	$36,947	$(14)
Corporate bonds	72,355	(161)	-	-	72,355	(161)
Collateralized corporate bank loans	36,049	(150)	2,408	(142)	38,457	(292)
Municipal bonds	42,718	(524)	6,859	(177)	49,577	(701)
Mortgage-backed	12,781	(249)	1,628	(3)	14,409	(252)
Total debt securities	200,850	(1,098)	10,895	(322)	211,745	(1,420)
Total equity securities	5,653	(598)	2,106	(43)	7,759	(641)
Total other investments	614	-	-	-	614	-
Total investments	$207,117	$(1,696)	$13,001	$(365)	$220,118	$(2,061)

	As of December 31, 2016
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$7,037	$(20)	$-	$-	$7,037	$(20)
Corporate bonds	86,592	(575)	-	-	86,592	(575)
Collateralized corporate bank loans	2,637	(7)	8,314	(163)	10,951	(170)
Municipal bonds	70,633	(1,327)	13,574	(1,634)	84,207	(2,961)
Mortgage-backed	29,475	(348)	2,430	(5)	31,905	(353)
Total debt securities	196,374	(2,277)	24,318	(1,802)	220,692	(4,079)
Total equity securities	4,109	(483)	2,037	(307)	6,146	(790)
Total other investments	-	-	-	-	-	-
Total investments	$200,483	$(2,760)	$26,355	$(2,109)	$226,838	$(4,869)

At June 30, 2017, the gross unrealized losses more than twelve months old were attributable to 15 debt security positions and one equity position. At December 31, 2016, the gross unrealized losses more than twelve months old were attributable to 28 debt security positions and one equity position. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary. We recognized $3.4 million of other-than-temporary impairments for the six months ended June 30, 2017 related to six municipal bond securities.

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

Details regarding the carrying value of the other investments portfolio as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Investment Type
Equity warrant	$4,448	$4,951
Total other investments	$4,448	$4,951

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at June 30, 2017 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$153,323	$153,486
Due after one year through five years	231,340	232,487
Due after five years through ten years	143,558	144,413
Due after ten years	42,884	42,915
Mortgage-backed	34,881	34,773
	$605,986	$608,074

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $25.6 million and $21.1 million at June 30, 2017 and December 31, 2016, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	June 30,	June 30,
	2017	2016
Balance at January 1	$481,567	$450,878
Less reinsurance recoverable	123,237	102,791
Net balance at January 1	358,330	348,087
Incurred related to:
Current year	122,862	116,654
Prior years	9,684	(2,757)
Total incurred	132,546	113,897
Paid related to:
Current year	33,687	35,217
Prior years	90,042	88,377
Total paid	123,729	123,594
Net balance at June 30	367,147	338,390
Plus reinsurance recoverable	138,211	105,222
Balance at June 30	$505,358	$443,612

The impact from the (favorable) unfavorable net prior years’ loss development on each reporting segment is presented below:

	Six Months Ended June 30,
	2017	2016
Specialty Commercial Segment	$8,332	$(1,594)
Standard Commercial Segment	264	(3,674)
Personal Segment	1,088	2,511
Corporate	-	-
Total (favorable) unfavorable net prior year development	$9,684	$(2,757)

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2017 and 2016:

Six months ended June 30, 2017:

•	Specialty Commercial Segment. Our MGA Commercial products operating unit experienced net unfavorable development primarily in the commercial auto liability line of business in the 2015 and prior accident years, partially offset by favorable development in the 2016 accident year. Our Specialty Commercial operating unit experienced net unfavorable development in general aviation primarily in the 2010 accident year, commercial excess liability primarily in the 2013 accident year and specialty risk programs primarily in the 2015, 2013 and 2012 accident years, partially offset by net favorable development in the medical professional liability lines of business primarily in the 2016 accident years.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net unfavorable development in the 2016 and prior accident years in the occupational accident line of business, partially offset by net favorable development primarily in the general liability line of business in the 2016 and prior accident years.

•	Personal Segment. Net unfavorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2016, 2014 and 2013 accident years, partially offset by favorable development in the 2015 accident year.

Six months ended June 30, 2016:

•	Specialty Commercial Segment. Our MGA Commercial products operating unit experienced net favorable development primarily in the commercial auto liability and general liability lines of business in the 2015 and 2011 accident years, partially offset by net unfavorable development in the 2014, 2013 and 2012 accident years. Our Specialty Commercial operating unit experienced net favorable development primarily in the general aviation, commercial excess liability and medical professional liability lines of business.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2015 and prior accident years. Our Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years, partially offset by net unfavorable development in the occupational accident line of business in the 2015 and prior accident years.

•	Personal Segment. Our Specialty Personal Lines operating unit experienced net unfavorable development mostly attributable to the 2015 and 2013 accident years.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of June 30, 2017, there were outstanding incentive stock options to purchase 168,187 shares of our common stock, non-qualified stock options to purchase 259,157 shares of our common stock and restricted stock units representing the right to receive up to 77,640 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of June 30, 2017, restricted stock units representing the right to receive up to 292,961 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of June 30, 2017.

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

A summary of the status of our stock options as of June 30, 2017 and changes during the six months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)
Outstanding at January 1, 2017	624,231	$9.14
Granted	-
Exercised	(21,887)	$6.61
Forfeited or expired	(175,000)	$12.49
Outstanding at June 30, 2017	427,344	$7.89	1.7	$1,469
Exercisable at June 30, 2017	427,344	$7.89	1.7	$1,469

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Intrinsic value of options exercised	$80	$-	$101	$-
Cost of share-based payments (non-cash)	$-	$-	$-	$38
Income tax benefit of share-based payments recognized in income	$-	$-	$-	$8

As of June 30, 2017, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the option’s expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first six months of 2017 or 2016.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in 2014 is $9.66 per unit. The grant date fair value of the restricted stock units granted in 2015 is $11.10 per unit. The grant date fair value of the restricted stock units granted in 2016 is $11.41 per unit. We incurred compensation expense of $19 thousand and $46 thousand related to restricted stock units during the three months and six months ended June 30, 2017, respectively. We incurred compensation expense of $89 thousand and $190 thousand during the three months and six months ended June 30, 2016, respectively. We recorded income tax benefit of $7 thousand and $16 thousand related to restricted stock units during the three months and six months ended June 30, 2017, respectively. We recorded income tax benefit of $32 thousand and $67 thousand related to restricted stock units during the three months and six months ended June 30, 2016.

A summary of the status of our restricted stock units as of June 30, 2017 and 2016 and changes during the six months then ended is presented below:

	Number of
	Restricted
	Stock Units
	2017	2016
Non-vested at January 1	296,574	296,571
Granted	-	-
Vested	(5,998)	(7,144)
Forfeited	(43,509)	(71,460)
Non-vested at June 30	247,067	217,967

As of June 30, 2017, there was $98 thousand of total unrecognized compensation cost related to unvested restricted stock units granted under our 2015 LTIP, of which $37 thousand is expected to be recognized during the remainder of 2017, $50 thousand is expected to be recognized in 2018 and $11 thousand is expected to be recognized in 2019.

8. Segment Information

The following is business segment information for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Specialty Commercial Segment	$69,501	$63,040	$135,336	$123,623
Standard Commercial Segment	17,322	18,219	35,048	36,211
Personal Segment	10,684	12,147	22,547	24,237
Corporate	(4,032)	(2,354)	(2,508)	(2,991)
Consolidated	$93,475	$91,052	$190,423	$181,080
Pre-tax income (loss):
Specialty Commercial Segment	$3,632	$7,287	$11,730	$17,599
Standard Commercial Segment	(199)	3,011	652	4,427
Personal Segment	(892)	(1,014)	(1,650)	(2,097)
Corporate	(7,459)	(7,797)	(9,812)	(12,453)
Consolidated	$(4,918)	$1,487	$920	$7,476

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016
Assets
Specialty Commercial Segment	$782,301	$734,763
Standard Commercial Segment	164,915	164,295
Personal Segment	239,882	241,686
Corporate	25,742	21,716
	$1,212,840	$1,162,460

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2017 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ceded earned premiums	$50,884	$41,118	$96,601	$80,098
Reinsurance recoveries	$31,729	$24,420	$58,430	$48,369

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of June 30, 2017, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of June 30, 2017, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2017, we were in compliance with all of these covenants.

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.50% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2017, the principal balance of our Trust II subordinated debt was $25.8 million.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Deferred	$(10,616)	$(6,978)	$(21,713)	$(20,716)
Amortized	10,375	7,091	21,571	20,458
Net	$(241)	$113	$(142)	$(258)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares - basic	18,424	18,878	18,518	18,945
Effect of dilutive securities	-	174	145	170
Weighted average shares - assuming dilution	18,424	19,052	18,663	19,115

For each of the three and six months ended June 30, 2017, 97,500 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For each of the three and six months ended June 30, 2016, 385,000 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest cost	$111	$128	$222	$256
Amortization of net loss	35	29	70	57
Expected return on plan assets	(161)	(162)	(323)	(323)
Net periodic pension cost	$(15)	$(5)	$(31)	$(10)
Contributed amount	$-	$-	$-	$-

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for more discussion of our retirement plans.

15. Income Taxes

Our effective income tax rate for the six months ended June 30, 2017 and 2016 was 30.9% and 31.2%, respectively. The rates varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to total pre-tax income.

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

The Comptroller has asserted that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owes $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period. During the second quarter of 2017, we reached an agreement with the Comptroller to settle the matter for $0.2 million, which was accrued as of June 30, 2017.

17. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2017 and 2016 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income
Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income:
Change in net actuarial gain	57	-	57
Tax effect on change in net actuarial gain	(20)	-	(20)
Net unrealized holding gains arising during the period	-	5,729	5,729
Tax effect on unrealized gains arising during the period	-	(2,005)	(2,005)
Reclassification adjustment for gains included in net realized gains	-	(484)	(484)
Tax effect on reclassification adjustment for gains included in income tax expense	-	169	169
Other comprehensive income, net of tax	37	3,409	3,446
Balance at June 30, 2016	$(2,535)	$13,399	$10,864
Balance at December 31, 2016	$(2,666)	$13,037	$10,371
Other comprehensive income:
Change in net actuarial gain	70	-	70
Tax effect on change in net actuarial gain	(24)	-	(24)
Net unrealized holding gains arising during the period	-	7,900	7,900
Tax effect on unrealized gains arising during the period	-	(2,765)	(2,765)
Reclassification adjustment for gains included in net realized gains	-	(2,491)	(2,491)
Tax effect on reclassification adjustment for gains included in income tax expense	-	872	872
Other comprehensive income, net of tax	46	3,516	3,562
Balance at June 30, 2017	$(2,620)	$16,553	$13,933

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

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our MGA Commercial Products operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical and financial professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs which are managed at the parent level.

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. We discontinued marketing new and renewal occupational accident policies effective June 1, 2016. During 2015, we discontinued our workers’ compensation line of business by transferring all renewal rights and ceding substantially all unearned premiums to a third party. As a result, effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit.

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

Results of Operations

Management overview. During the three and six months ended June 30, 2017, our total revenues were $93.5 million and $190.4 million, representing an increase of 3% and 5%, respectively, from the $91.1 million and $181.1 million in total revenues for the same periods of 2016.  This increase in revenue was primarily attributable to higher net earned premiums in our Specialty Commercial Segment during the three and six months ended June 30, 2017 as compared to the same periods during 2016. Further contributing to this increase in revenues was higher net investment income during the three and six months ended June 30, 2017 as compared to the same periods during 2016. These increases in revenue during the second quarter of 2017 were partially offset by higher realized losses recognized during the three months ended June 30, 2017 as compared to the same period during 2016, as well as lower finance charges during the three and six months ended June 30, 2017.

The increase in revenue for the three and six months ended June 30, 2017 was offset by higher losses and loss adjustment expenses (“LAE”) of $12.2 million and $18.6 million, respectively, as compared to the same periods in 2016. The increase in losses and LAE was primarily the result of unfavorable net prior year loss reserve development of $10.2 million and $9.7 million for the three and six months ended June 30, 2017 as compared to favorable net prior year loss reserve development of $1.0 million and $2.8 million for the same periods of 2016, as well as higher current accident year loss trends in our MGA Commercial Products operating unit. Other operating expenses decreased due mostly as a result of a $1.8 million accrual to the earn-out related to the previous acquisition of TBIC during the second quarter of 2016 and lower production related expenses due primarily to increased ceding commissions in our Specialty Commercial Segment, partially offset by increased salary and related expenses and professional service fees for the three and six months ended June 30, 2017 as compared to the same periods during 2016.

We reported a net loss of $3.4 million for the three months ended June 30, 2017 as compared to net income of $1.1 million for the same period of 2016. We reported net income of $0.6 million for the six months ended June 30, 2017 as compared to net income of $5.1 million for the same period of 2016. On a diluted basis per share, we reported a net loss of $0.18 per share for the three months ended June 30, 2017, as compared to net income of $0.06 per share for the same period in 2016.  On a diluted basis per share, we reported net income of $0.03 per share for the six months ended June 30, 2017, as compared to net income of $0.27 per share for the same period in 2016.

Second Quarter 2017 as Compared to Second Quarter 2016

The following is additional business segment information for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross premiums written	$127,805	$103,717	$19,769	$21,024	$14,482	$19,296	$-	$-	$162,056	$144,037
Ceded premiums written	(52,386)	(37,538)	(2,086)	(2,210)	(6,690)	(9,046)	-	-	(61,162)	(48,794)
Net premiums written	75,419	66,179	17,683	18,814	7,792	10,250	-	-	100,894	95,243
Change in unearned premiums	(10,635)	(6,410)	(1,301)	(1,473)	1,749	338	-	-	(10,187)	(7,545)
Net premiums earned	64,784	59,769	16,382	17,341	9,541	10,588	-	-	90,707	87,698
Total revenues	69,501	63,040	17,322	18,219	10,684	12,147	(4,032)	(2,354)	93,475	91,052
Losses and loss adjustment expenses	50,529	39,518	11,863	9,369	8,312	9,615	-	-	70,704	58,502
Pre-tax income (loss)	3,632	7,287	(199)	3,011	(892)	(1,014)	(7,459)	(7,797)	(4,918)	1,487
Net loss ratio (1)	78.0%	66.1%	72.4%	54.0%	87.1%	90.8%			77.9%	66.7%
Net expense ratio (1)	23.2%	26.2%	34.9%	34.0%	26.6%	23.7%			27.2%	29.2%
Net combined ratio (1)	101.2%	92.3%	107.3%	88.0%	113.7%	114.5%			105.1%	95.9%
Favorable (Unfavorable) Prior Year Development	(8,032)	(753)	(1,722)	3,316	(419)	(1,523)			(10,173)	1,040

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $127.8 million for the three months ended June 30, 2017, which was $24.1 million, or 23%, more than the $103.7 million reported for the same period of 2016. Net premiums written were $75.4 million for the three months ended June 30, 2017 as compared to $66.2 million for the same period of 2016. The increase in gross and net premiums written were primarily the result of increased premium production in both our Specialty Commercial operating unit and MGA Commercial Products operating unit.

The $69.5 million of total revenue for the three months ended June 30, 2017 was $6.5 million more than the $63.0 million reported by the Specialty Commercial Segment for the same period in 2016. This increase in revenue was primarily due to higher net premiums earned of $5.0 million due mostly to increased premium production in both our MGA Commercial Products operating unit and our Specialty Commercial operating unit. Further contributing to the increased revenue was higher net investment income of $1.0 million and higher commission and fees of $0.5 million for the three months ended June 30, 2017 as compared to the same period of 2016.

Pre-tax income for the Specialty Commercial Segment of $3.6 million for the second quarter of 2017 was $3.7 million lower than the $7.3 million reported for the same period in 2016. The decrease in pre-tax income was primarily the result of higher losses and LAE of $11.0 million, partially offset by lower operating expenses of $0.8 million and the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $9.0 million increase in losses and LAE due largely to $6.8 million unfavorable prior year net loss reserve development recognized during the three months ended June 30, 2017 as compared to $1.3 million unfavorable prior year net loss reserve development during the same period of 2016, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $2.0 million increase in losses and LAE which consisted of (a) a $1.5 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business, (b) a $0.6 million increase in losses and LAE in our satellite launch insurance line of business, (c) a $0.4 million increase in losses and LAE attributable to our primary/excess property insurance products due to increase premium production (d) a $0.4 million increase in our general aviation line of business, partially offset by (e) a $0.6 million decrease in losses and LAE attributable to our professional liability insurance products and (f) a $0.3 million decrease in losses and LAE in our specialty programs. The $0.8 million decrease in operating expense was primarily the result of lower production related expenses of $1.5 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $0.4 million, higher travel related expenses of $0.1 million and higher occupancy and other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 78.0% for the three months ended June 30, 2017 as compared to 66.1% for the same period during 2016. The gross loss ratio before reinsurance was 73.0% for the three months ended June 30, 2017 as compared to 62.1% for the same period in 2016. The higher gross and net loss ratios were largely the result of $8.0 million of unfavorable prior year net loss reserve development for the three months ended June 30, 2017 as compared to unfavorable prior year net loss reserve development of $0.8 million for the same period of 2016 as well as higher current accident year loss trends driven by commercial auto lines of business. The Specialty Commercial Segment reported a net expense ratio of 23.2% for the second quarter of 2017 as compared to 26.2% for the same period of 2016. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $19.8 million for the three months ended June 30, 2017, which was $1.2 million, or 6%, less than the $21.0 million reported for the same period in 2016. The decrease in gross premiums was primarily due to a $1.8 million reduction from the impact of the discontinued marketing of new and renewal occupational accident policies effective June 1, 2016, partially offset by higher premium production in our Standard Commercial P&C Operating unit of $0.6 million. Net premiums written were $17.7 million for the three months ended June 30, 2017 as compared to $18.8 million for the same period in 2016. The decrease in net premiums written was primarily attributable to a $1.6 million reduction from the impact of the discontinued marketing of new and renewal occupational accident policies, partially offset by higher net premiums written in our Standard Commercial P&C Operating unit of $0.5 million.

Total revenue for the Standard Commercial Segment of $17.3 million for the three months ended June 30, 2017, was $0.9 million, or 5%, less than the $18.2 million reported for the same period in 2016. This decrease in total revenue was due to lower net premiums earned of $1.0 million resulting primarily from a $1.7 million impact to net premiums earned due to the discontinued marketing of new and renewal occupational accident policies, partially offset by higher net premiums earned of $0.7 million in our Standard Commercial P&C Operating unit. This decrease in net premiums earned was partially offset by higher net investment income of $0.1 million for the three months ended June 30, 2017 as compared to the same period during 2016.

Our Standard Commercial Segment reported a pre-tax loss of $0.2 million for the three months ended June 30, 2017 as compared to pre-tax income of $3.0 million reported for the same period of 2016. The pre-tax loss was the result of higher losses and LAE of $2.5 million and the decreased revenue discussed above, partially offset by a $0.2 million decrease in operating expense. The $0.2 million decrease in operating expense was the combined result of lower production related expenses of $0.6 million due primarily to the discontinued marketing of new and renewal occupational accident policies, partially offset by increased salary and related expenses of $0.2 million and a $0.2 million increase in other expenses due predominately to an investment in technology.

The Standard Commercial Segment reported a net loss ratio of 72.4% for the three months ended June 30, 2017 as compared to 54.0% for the same period of 2016. The gross loss ratio before reinsurance for the three months ended June 30, 2017 was 64.1% as compared to the 47.7% reported for the same period of 2016. Our Standard Commercial Segment’s net loss ratio included 7.3 additional loss ratio points attributable to the discontinued workers compensation and occupational accident business for the three months ended June 30, 2017 as compared to 12.0 fewer loss ratio points for the same period the prior year. During the three months ended June 30, 2017, the Standard Commercial Segment reported unfavorable net loss reserve development of $1.7 million as compared to favorable net loss reserve development of $3.3 million during the same period of 2016. The Standard Commercial Segment reported a net expense ratio of 34.9% for the second quarter of 2017 as compared to 34.0% for the same period of 2016. The increase in the expense ratio was primarily due to the decreased earned premium, partially offset by lower operating expenses.

Personal Segment

Gross premiums written for the Personal Segment were $14.5 million for the three months ended June 30, 2017 as compared to $19.3 million for the same period in the prior year. Net premiums written for our Personal Segment were $7.8 million in the second quarter of 2017, which was a decrease of $2.5 million, or 24%, from the $10.3 million reported for the second quarter of 2016.

Total revenue for the Personal Segment was $10.7 million for the second quarter of 2017 as compared to $12.1 million for the same period in 2016. The $1.4 million decrease in revenue was primarily the result of lower net premiums earned of $1.0 million and lower finance charges of $0.4 million reported during the second quarter of 2017 as compared to the same period during 2016.

Pre-tax loss for the Personal Segment was $0.9 million for the three months ended June 30, 2017 as compared to pre-tax loss of $1.0 million for the same period of 2016. The decrease in the pre-tax loss was primarily the result of decreased losses and LAE of $1.3 million for the three months ended June 30, 2017 as compared to the same period during 2016 and lower operating expenses of $0.2 million, partially offset by the decreased revenue discussed.

The Personal Segment reported a net loss ratio of 87.1% for the three months ended June 30, 2017 as compared to 90.8% for the same period of 2016. The gross loss ratio before reinsurance was 79.0% for the three months ended June 30, 2017 as compared to 89.2% for the same period in 2016. The lower gross and net loss ratios were primarily the result of lower unfavorable prior year net loss reserve development as well as lower gross current accident year loss trends. The Personal Segment reported $0.4 million of unfavorable prior year net loss reserve development for the three months ended June 30, 2017 as compared to $1.5 million of net unfavorable development for the same period in the prior year. Operating expenses decreased $0.2 million primarily as a result of a decrease in production related expenses. The Personal Segment reported a net expense ratio of 26.6% for the second quarter of 2017 as compared to 23.7% for the same period of 2016. The increase in the expense ratio was due predominately to the lower finance charges and lower net premiums earned.

Corporate

Total revenue for Corporate decreased by $1.7 million for the three months ended June 30, 2017 as compared to the same period the prior year. This decrease in total revenue was due predominately to net realized losses recognized on our investment portfolio of $3.5 million for the three months ended June 30, 2017 as compared to net realized losses of $2.2 million for the same period of 2016 and lower net investment income of $0.4 million.

Corporate pre-tax loss was $7.5 million for the three months ended June 30, 2017 as compared to pre-tax loss of $7.8 million for the same period of 2016. The decrease in pre-tax loss was primarily due to lower operating expenses of $2.1 million, partially offset by higher interest expense of $0.1 million and the decreased revenue discussed above. The lower operating expenses of $2.1 million were a combined result of an additional $1.8 million earn-out accrued during the second quarter of 2016 in conjunction with the previous acquisition of TBIC (which was subsequently paid in July 2016) and lower salary and related expenses of $0.4 million during the second quarter of 2017 as compared to the second quarter of 2016, partially offset by higher professional service fees and other expenses of $0.1 million.

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

The following is additional business segment information for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross premiums written	$223,312	$191,117	$40,462	$41,122	$33,394	$40,245	$-	$-	$297,168	$272,484
Ceded premiums written	(88,310)	(66,201)	(3,927)	(4,562)	(15,518)	(18,852)	-	-	(107,755)	(89,615)
Net premiums written	135,002	124,916	36,535	36,560	17,876	21,393	-	-	189,413	182,869
Change in unearned premiums	(8,289)	(7,894)	(3,439)	(2,569)	2,245	(381)	-	-	(9,483)	(10,844)
Net premiums earned	126,713	117,022	33,096	33,991	20,121	21,012	-	-	179,930	172,025
Total revenues	135,336	123,623	35,048	36,211	22,547	24,237	(2,508)	(2,991)	190,423	181,080
Losses and loss adjustment expenses	92,119	73,931	22,909	20,438	17,518	19,528	-	-	132,546	113,897
Pre-tax income (loss)	11,730	17,599	652	4,427	(1,650)	(2,097)	(9,812)	(12,453)	920	7,476
Net loss ratio (1)	72.7%	63.2%	69.2%	60.1%	87.1%	92.9%			73.7%	66.2%
Net expense ratio (1)	24.4%	27.0%	35.2%	34.1%	26.3%	21.4%			28.2%	29.4%
Net combined ratio (1)	97.1%	90.2%	104.4%	94.2%	113.4%	114.3%			101.9%	95.6%
Favorable (Unfavorable) Prior Year Development	(8,332)	1,594	(264)	3,674	(1,088)	(2,511)			(9,684)	2,757

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $223.3 million for the six months ended June 30, 2017, which was $32.2 million, or 17%, more than the $191.1 million reported for the same period in 2016. The increase in gross premiums written was due to increased premium production in both our MGA Commercial Products and our Specialty Commercial operating units. Net premiums written were $135.0 million for the six months ended June 30, 2017 as compared to $124.9 million reported for the same period in 2016. The higher net premiums written were due primarily to increased production in both our MGA Commercial and Specialty Commercial operating units.

The $135.3 million of total revenue for the Specialty Commercial Segment for the six months ended June 30, 2017 was $11.7 million higher than the $123.6 million reported for the same period in 2016. This increase in revenue was due to higher net premiums earned of $9.7 million due mostly to increased premium production in both our MGA Commercial Products operating unit and our Specialty Commercial operating unit. Further contributing to the increased revenue was higher net investment income of $1.6 million and higher commission and fees of $0.4 million for the six months ended June 30, 2017 as compared to the same period of 2016.

Pre-tax income for the Specialty Commercial Segment of $11.7 million for the six months ended June 30, 2017 was $5.9 million lower than the $17.6 million reported for the same period in 2016. The decrease in pre-tax income was primarily the result of higher losses and LAE of $18.2 million, partially offset by lower operating expenses of $0.6 million and the increased revenue discussed above.

Our MGA Commercial Products operating unit reported a $15.7 million increase in losses and LAE due primarily to $7.5 million of unfavorable prior year net loss reserve development recognized for the six months ended June 30, 2017 as compared to $1.1 million favorable prior year net loss reserve development recognized for the same period of 2016, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $2.5 million increase in losses and LAE which consisted of (a) a $2.6 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business, (b) a $0.6 million increase in losses and LAE in our satellite launch insurance line of business, (c) a $0.6 million increase in losses and LAE attributable to our primary/excess property insurance products due to increased premium production (d) a $0.4 million increase in our general aviation line of business, partially offset by (e) a $1.4 million decrease in losses and LAE attributable to our professional liability insurance products and (f) a $0.3 million decrease in losses and LAE in our specialty programs. The $0.6 million decrease in operating expense was primarily the result of lower production related expenses of $2.2 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $0.9 million, higher occupancy and other operating expenses of $0.4 million, higher travel related expenses of $0.2 million and higher professional service fee expense of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 72.7% for the six months ended June 30, 2017 as compared to 63.2% for the same period during 2016. The gross loss ratio before reinsurance was 68.3% for the six months ended June 30, 2017 as compared to 60.2% for the same period in 2016. The higher gross and net loss ratios for the six months ended June 30, 2017 were primarily the result of $8.3 million unfavorable prior year net loss reserve development recognized for the six months ended June 30, 2017 as compared to $1.6 million favorable prior year net loss reserve development for the same period of 2016 as well as higher current accident year loss trends driven by our commercial auto line of business.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $40.5 million for the six months ended June 30, 2017, which was $0.6 million, or 2%, less than the $41.1 million reported for the same period in 2016. Net premiums written of $36.5 million for the six months ended June 30, 2017 were relatively unchanged from the same period of 2016. The gross and net premiums written include a $2.9 million increase in our Standard Commercial P&C operating unit for the six months ended June 30, 2107 as compared to the same period during 2016, offset by a decrease in premium volume of $3.0 million due to the discontinued marketing of new and renewal occupational accident policies and a $0.5 million decrease in gross premiums written due to the discontinued marketing of workers compensation policies.

Total revenue for the Standard Commercial Segment of $35.0 million for the six months ended June 30, 2017 was $1.2 million less than the $36.2 million reported during the same period in 2016. This 3% decrease in total revenue was mostly due to a $0.9 million decrease in net premiums earned primarily as a result of a $2.7 million decrease in net premiums earned due to the discontinued marketing of new and renewal occupational accident policies, partially offset by $1.8 million higher net premiums earned in our Standard Commercial P&C operating unit due to increased premium production. Further contributing to the decrease in revenue was lower commission and fees of $0.4 million, partially offset by higher net investment income of $0.1 million for the six months ended June 30, 2017 as compared to the same period in 2016.

Our Standard Commercial Segment reported pre-tax income of $0.7 million for the six months ended June 30, 2017 as compared to $4.4 million for the same period during 2016. The lower pre-tax income was the result of higher losses and LAE expenses of $2.5 million and the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 69.2% for the six months ended June 30, 2017 as compared to 60.1% for the same period in 2016. The gross loss ratio before reinsurance for the six months ended June 30, 2017 was 60.9% as compared to the 56.6% reported for the same period of 2016. Our Standard Commercial Segment’s net loss ratio included 6.8 additional loss ratio points attributable to the discontinued workers compensation and occupational accident business for the six months ended June 30, 2017 as compared to 4.9 fewer loss ratio points for the same period the prior year. During the six months ended June 30, 2017 the Standard Commercial Segment reported unfavorable prior year net loss reserve development of $0.3 million as compared to favorable prior year net loss reserve development of $3.7 million for the same period of 2016. The Standard Commercial Segment reported a net expense ratio of 35.2% for the six months ended June 30, 2017 as compared to 34.1% for the same period of 2016. The increase in the expense ratio is primarily due to the decreased earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $33.4 million for the six months ended June 30, 2017, which was $6.8 million, or 17%, less than the $40.2 million reported for the same period in 2016. Net premiums written for our Personal Segment were $17.9 million for the six months ended June 30, 2017, which was a decrease of $3.5 million, or 16%, from the $21.4 million reported for the same period of 2016.

Total revenue for the Personal Segment decreased 7% to $22.5 million for the six months ended June 30, 2017 from $24.2 million for the same period during 2016. The decrease in revenue was primarily due to lower net premiums earned of $0.9 million as a result of lower premiums written and lower finance charges of $0.8 million.

Pre-tax loss for the Personal Segment was $1.7 million for the six months ended June 30, 2017 as compared to pre-tax loss of $2.1 million for the same period of 2016. The lower pre-tax loss was the result of decreased losses and LAE of $2.0 million and lower operating expenses of $0.1 million for the six months ended June 30, 2017 as compared to the same period during 2016, partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 87.1% for the six months ended June 30, 2017 as compared to 92.9% for the same period of 2016. The gross loss ratio before reinsurance was 83.0% for the six months ended June 30, 2017 as compared to 89.7% for the same period in 2016. The lower gross and net loss ratios were primarily the result of lower unfavorable prior year net loss reserve development of $1.1 million for the six months ended June 30, 2017 as compared to unfavorable development of $2.5 million for the same period in the prior year, as well as lower gross current accident year loss trends. The decrease in operating expenses of $0.1 million was the combined result of a $0.1 million decrease in salary and related expenses and a $0.1 million decrease in professional service fees, partially offset by $0.1 million increase in other operating expenses driven by our investment in technology. The Personal Segment reported a net expense ratio of 26.3% for the six months ended June 30, 2017 as compared to 21.4% for the same period of 2016. The increase in the expense ratio was due predominately to the lower finance charges and lower net premiums earned.

Corporate

Total revenue for Corporate increased by $0.5 million for the six months ended June 30, 2017 as compared to the same period the prior year. This increase in total revenue was due to net realized losses recognized on our investment portfolio of $1.4 million for the six months ended June 30, 2017 as compared to the net realized losses of $2.4 million for the same period of 2016, partially offset by lower net investment income of $0.5 million.

Corporate pre-tax loss was $9.8 million for the six months ended June 30, 2017 as compared to pre-tax loss of $12.5 million for the same period of 2016. The decrease in pre-tax loss was primarily due to the increased revenue discussed above, lower operating expenses of $2.3 million partially offset by higher interest expense of $0.1 million. The lower operating expenses of $2.3 million were primarily a result of an additional $1.8 million earn-out accrued during the second quarter of 2016 in conjunction with the previous acquisition of TBIC (which was subsequently paid in July 2016) and lower salary and related expenses of $0.8 million for the six months ended June 30, 2017 as compared to the same period during 2016, partially offset by higher professional service fees of $0.2 million and other operating expenses of $0.1 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2017, we had $10.4 million in unrestricted cash and cash equivalents, as well as $1.1 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $67.0 million of unrestricted cash and cash equivalents, as well as $607.0 million in debt securities with an average modified duration of 1.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2017, the aggregate ordinary dividend capacity of these subsidiaries is $28.0 million, of which $19.4 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2017 and 2016, our insurance company subsidiaries paid $6.5 million and $4.6 million in dividends to Hallmark, respectively.

Comparison of June 30, 2017 to December 31, 2016

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2017 were $746.4 million compared to $733.8 million at December 31, 2016. The primary reasons for this increase in unrestricted cash and investments were cash flow from operations, the collection of an unsettled investment disposal and an increase in investment fair values, partially offset by capital expenditures and repurchases of our common stock.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Net cash provided by our consolidated operating activities was $12.4 million for the first six months of 2017 as compared to $2.3 million for the first six months of 2016. The increase in operating cash flow was primarily due to decreased paid losses (including timing of reinsurance claim settlements), higher collected net investment income, lower net paid operating expenses, lower income taxes paid and higher collected ceding commission, partially offset by lower collected net premiums and lower finance charges collected.

Net cash used in investing activities during the first six months of 2017 was $10.3 million as compared to $20.1 million during the first six months of 2016.  The decrease in cash used by investing activities during the first six months of 2017 was comprised of an increase of $37.5 million in maturities, sales and redemptions of investment securities and an increase in transfers from restricted cash of $4.6 million, partially offset by an increase in purchases of debt and equity securities of $31.8 million and an increase in purchases of property and equipment of $0.5 million.

Cash used in financing activities during the first six months of 2017 was $4.3 million primarily as a result of repurchases of our common stock. Cash used in financing activities during the first six months of 2016 was $4.7 million as a result of the repurchase of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of June 30, 2017, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of June 30, 2017, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. As of June 30, 2017, we were in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.50% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bear an initial interest rate of 8.28% until September 15, 2017, at which time interest will adjust quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2017, the principal balance of our Trust II subordinated debt was $25.8 million.

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

The Comptroller has asserted that HSU is liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owes $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period. During the second quarter of 2017, we reached an agreement with the Comptroller to settle the matter for $0.2 million, which was accrued as of June 30, 2017.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended June 30, 2017:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan
April 1st-April 30th	115,015	$10.75	2,756,034	1,243,966
May 1st- May 31st	64,389	$10.33	2,820,423	1,179,577
June 1st- June 30th	174,180	$11.25	2,994,603	1,005,397

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 7, 2017	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: August 7, 2017	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

