Form 10-Q
period 2017-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2017-11-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share –18,157,929 shares outstanding as of November 1, 2017.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $616,885 in 2017 and $597,784 in 2016)	$618,234	$597,457
Equity securities, available-for-sale, at fair value (cost: $26,681 in 2017 and $31,449 in 2016)	47,799	51,711
Other investments (cost, $3,763 in 2017 and 2016)	4,221	4,951

Total investments	670,254	654,119

Cash and cash equivalents	89,770	79,632
Restricted cash	3,343	7,327
Ceded unearned premiums	103,970	81,482
Premiums receivable	101,658	89,715
Accounts receivable	1,934	2,269
Receivable for securities	1,709	3,047
Reinsurance recoverable	181,961	147,821
Deferred policy acquisition costs	19,245	19,193
Goodwill	44,695	44,695
Intangible assets, net	10,641	12,491
Deferred federal income taxes, net	2,345	1,365
Federal income tax recoverable	2,033	3,951
Prepaid expenses	1,677	1,552
Other assets	13,587	13,801
Total assets	$1,248,822	$1,162,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $962 in 2017 and $1,001 in 2016)	55,740	55,701
Reserves for unpaid losses and loss adjustment expenses	531,499	481,567
Unearned premiums	279,487	241,254
Reinsurance balances payable	57,023	46,488
Pension liability	2,049	2,203
Payable for securities	7,635	14,215
Accounts payable and other accrued expenses	23,916	25,296
Total liabilities	$987,349	$896,724

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2017 and 2016	3,757	3,757
Additional paid-in capital	123,156	123,166
Retained earnings	147,103	148,027
Accumulated other comprehensive income	12,085	10,371
Treasury stock (2,714,902 shares in 2017 and 2,260,849 in 2016), at cost	(24,628)	(19,585)
Total stockholders' equity	$261,473	$265,736
Total liabilities and stockholders' equity	$1,248,822	$1,162,460

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross premiums written	$161,151	$147,065	$458,319	$419,549
Ceded premiums written	(66,102)	(51,380)	(173,857)	(140,995)
Net premiums written	95,049	95,685	284,462	278,554
Change in unearned premiums	(6,261)	(4,890)	(15,744)	(15,734)
Net premiums earned	88,788	90,795	268,718	262,820

Investment income, net of expenses	5,295	4,070	14,361	11,943
Net realized gains (losses)	2,110	1,105	691	(1,299)
Finance charges	892	1,036	2,881	3,825
Commission and fees	570	546	1,295	1,278
Other income	68	66	200	131
Total revenues	97,723	97,618	288,146	278,698

Losses and loss adjustment expenses	72,379	62,337	204,925	176,234
Other operating expenses	25,071	26,344	78,445	82,563
Interest expense	1,181	1,144	3,530	3,398
Amortization of intangible assets	617	617	1,851	1,851

Total expenses	99,248	90,442	288,751	264,046

(Loss) income before tax	(1,525)	7,176	(605)	14,652
Income tax expense	35	2,128	319	4,464
Net (loss) income	(1,560)	5,048	(924)	10,188

Net (loss) income per share:

Basic	$(0.09)	$0.27	$(0.05)	$0.54
Diluted	$(0.09)	$0.27	$(0.05)	$0.54

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) income	$(1,560)	$5,048	$(924)	$10,188
Other comprehensive income:

Change in net actuarial gain	37	28	107	85

Tax effect on change in net actuarial gain	(13)	(10)	(37)	(30)

Unrealized holding gains arising during the period	308	2,039	8,208	7,767

Tax effect on unrealized holding gains arising during the period	(108)	(714)	(2,873)	(2,718)

Reclassification adjustment for (gains) losses included in net income	(3,188)	(1,105)	(5,679)	(1,589)

Tax effect on reclassification adjustment for losses (gains) included in net income	1,116	387	1,988	556

Other comprehensive (loss) income, net of tax	(1,848)	625	1,714	4,071
Comprehensive (loss) income	$(3,408)	$5,673	$790	$14,259

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,110	123,650	123,166	123,480
Equity based compensation	51	(249)	97	(21)
Shares issued under employee benefit plans	(5)	(138)	(107)	(196)
Balance, end of period	123,156	123,263	123,156	123,263

Retained Earnings
Balance, beginning of period	148,663	146,641	148,027	141,501
Net (loss) income	(1,560)	5,048	(924)	10,188
Balance, end of period	147,103	151,689	147,103	151,689

Accumulated Other Comprehensive Income
Balance, beginning of period	13,933	10,864	10,371	7,418
Additional minimum pension liability, net of tax	24	18	70	55
Unrealized holding gains arising during period, net of tax	200	1,325	5,335	5,049
Reclassification adjustment for losses (gains) included in net income, net of tax	(2,072)	(718)	(3,691)	(1,033)
Balance, end of period	12,085	11,489	12,085	11,489

Treasury Stock
Balance, beginning of period	(23,763)	(18,817)	(19,585)	(14,130)
Acquisition of treasury stock	(883)	(1,047)	(5,308)	(5,792)
Shares issued under employee benefit plans	18	604	265	662
Balance, end of period	(24,628)	(19,260)	(24,628)	(19,260)

Total Stockholders' Equity	$261,473	$270,938	$261,473	$270,938

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(924)	$10,188

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	3,467	2,927
Deferred federal income taxes	(1,903)	196
Net realized (gains) losses	(691)	1,299
Share-based payments expense	97	(21)
Change in ceded unearned premiums	(22,488)	(16,162)
Change in premiums receivable	(11,943)	(12,121)
Change in accounts receivable	335	(128)
Change in deferred policy acquisition costs	(52)	(335)
Change in unpaid losses and loss adjustment expenses	49,932	4,122
Change in unearned premiums	38,233	31,897
Change in reinsurance recoverable	(34,140)	(19,192)
Change in reinsurance balances payable	10,535	16,062
Change in current federal income tax recoverable	1,918	2,780
Change in all other liabilities	(1,495)	468
Change in all other assets	3,448	3,552

Net cash provided by operating activities	34,329	25,532

Cash flows from investing activities:
Purchases of property and equipment	(1,576)	(3,658)
Net transfers from (into) restricted cash	3,984	(2,634)
Purchases of investment securities	(196,976)	(167,062)
Maturities, sales and redemptions of investment securities	175,527	110,407

Net cash used in investing activities	(19,041)	(62,947)

Cash flows from financing activities:
Payment of contingent consideration	-	(1,784)
Proceeds from exercise of employee stock options	158	466
Purchase of treasury shares	(5,308)	(5,792)

Net cash used in financing activities	(5,150)	(7,110)

Increase (decrease) in cash and cash equivalents	10,138	(44,525)
Cash and cash equivalents at beginning of period	79,632	114,446
Cash and cash equivalents at end of period	$89,770	$69,921

Supplemental cash flow information:

Interest paid	$3,505	$3,143

Income taxes paid	$304	$1,488

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$1,338	$9,739

Change in payable for securities related to investment purchases that settled after the balance sheet date	$(6,580)	$2,858

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

We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our Contract Binding operating unit (f/k/a MGA Commercial Products operating unit) offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical and financial professional liability insurance products and services, and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, this operating unit no longer markets or retains any risk on new or renewal policies. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Contract Binding operating unit and our Specialty Commercial operating unit. The Standard Commercial Segment includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines operating unit.

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

The interim financial data as of September 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of September 30, 2017.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.4% to 4.1% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.7 million and a fair value of $43.4 million as of September 30, 2017. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (Topic 715). ASU 2017-01 is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures, but do not anticipate that any potential impact would be material.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We do not anticipate that this standard will have a material impact on our results of operations, but we anticipate an increase to the value of our assets and liabilities related to leases, with no material impact to equity.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will also require us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While we continue to evaluate the impact of this standard, we anticipate the standard will increase the volatility of our consolidated statements of income, resulting from the remeasurement of our equity investments.

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to property business written as a cover-holder through a Lloyds Syndicate will be subject to this updated guidance. We continue to evaluate what impact this guidance will have on our financial results and disclosures and which adoption method to apply, but do not anticipate such impact being material based on the limited revenue streams subject to the guidance.

Adoption of New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance was effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Effective January 2017, we adopted this new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. The impact of this adoption did not have a material impact on our financial results or disclosures.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,034	$-	$42,034
Corporate bonds	-	283,858	763	284,621
Collateralized corporate bank loans	-	123,243	-	123,243
Municipal bonds	-	143,190	5,793	148,983
Mortgage-backed	-	19,353	-	19,353
Total debt securities	-	611,678	6,556	618,234

Total equity securities	47,178	-	621	47,799

Total other investments	4,221	-	-	4,221

Total investments	$51,399	$611,678	$7,177	$670,254

	As of December 31, 2016
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,022	$-	$42,022
Corporate bonds	-	226,062	-	226,062
Collateralized corporate bank loans	-	106,009	-	106,009
Municipal bonds	-	158,216	5,679	163,895
Mortgage-backed	-	59,469	-	59,469
Total debt securities	-	591,778	5,679	597,457

Total equity securities	51,445	-	266	51,711

Total other investments	4,951	-	-	4,951

Total investments	$56,396	$591,778	$5,945	$654,119

Due to significant unobservable inputs into the valuation model for certain municipal bonds, one corporate bond and one equity security, as of September 30, 2017 and December 31, 2016, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. The equity security classified as Level 3 in the fair value hierarchy is an investment in a non-public entity. Given the size of this investment and since there was not an observable market for the security, we estimated its fair value as the fair value on the date we acquired the investment. Changes in the unobservable inputs in the fair value measurement of these investments could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017 and 2016 (in thousands):

Beginning balance as of January 1, 2017	$5,945
Sales	-
Settlements	(150)
Purchases	775
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	607
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2017	$7,177

Beginning balance as of January 1, 2016	$14,087
Sales	-
Settlements	(6,025)
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	160
Transfers into Level 3	265
Transfers out of Level 3	-
Ending balance as of September 30, 2016	$8,487

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2017	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$42,034	$6	$(6)	$42,034
Corporate bonds	283,851	1,810	(1,040)	284,621
Collateralized corporate bank loans	123,070	628	(455)	123,243
Municipal bonds	148,473	917	(407)	148,983
Mortgage-backed	19,457	64	(168)	19,353

Total debt securities	616,885	3,425	(2,076)	618,234

Total equity securities	26,681	22,237	(1,119)	47,799

Total other investments	3,763	458	-	4,221

Total investments	$647,329	$26,120	$(3,195)	$670,254

As of December 31, 2016
U.S. Treasury securities and obligations of U.S. Government	$41,976	$66	$(20)	$42,022
Corporate bonds	224,915	1,722	(575)	226,062
Collateralized corporate bank loans	105,220	959	(170)	106,009
Municipal bonds	165,900	956	(2,961)	163,895
Mortgage-backed	59,773	49	(353)	59,469

Total debt securities	597,784	3,752	(4,079)	597,457

Total equity securities	31,449	21,052	(790)	51,711

Total other investments	3,763	1,188	-	4,951

Total investments	$632,996	$25,992	$(4,869)	$654,119

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	(107)	(81)	(125)	(1)
Collateralized corporate bank loans	8	(98)	56	(116)
Municipal bonds	120	(97)	204	(165)
Mortgage-backed	(1)	(1)	(1)	(1)
Equity securities	3,168	1,382	5,545	1,872
Gain on investments	3,188	1,105	5,679	1,589
Change in unrealized losses on other investments	(228)	-	(731)	-
Other-than-temporary impairments	(850)	-	(4,257)	(2,888)
Net realized gains (losses)	$2,110	$1,105	$691	$(1,299)

We realized gross gains on investments of $3.4 million and $1.4 million during the three months ended September 30, 2017 and 2016, respectively, and $6.4 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.  We realized gross losses on investments of $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. We recorded proceeds from the sale of investment securities of $11.4 million and $5.4 million during the three months ended September 30, 2017 and 2016, respectively, and $19.4 million and $21.3 million for the nine months ended September 30, 2017 and 2016, respectively. Realized investment gains and losses are recognized in operations on the specific identification method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$36,977	$(6)	$-	$-	$36,977	$(6)
Corporate bonds	99,803	(1,040)	-	-	99,803	(1,040)
Collateralized corporate bank loans	33,925	(385)	2,474	(70)	36,399	(455)
Municipal bonds	27,971	(355)	2,707	(52)	30,678	(407)
Mortgage-backed	12,886	(166)	1,228	(2)	14,114	(168)
Total debt securities	211,562	(1,952)	6,409	(124)	217,971	(2,076)

Total equity securities	3,251	(1,119)	-	-	3,251	(1,119)

Total other investments	582	-	-	-	582	-

Total investments	$215,395	$(3,071)	$6,409	$(124)	$221,804	$(3,195)

	As of December 31, 2016
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$7,037	$(20)	$-	$-	$7,037	$(20)
Corporate bonds	86,592	(575)	-	-	86,592	(575)
Collateralized corporate bank loans	2,637	(7)	8,314	(163)	10,951	(170)
Municipal bonds	70,633	(1,327)	13,574	(1,634)	84,207	(2,961)
Mortgage-backed	29,475	(348)	2,430	(5)	31,905	(353)
Total debt securities	196,374	(2,277)	24,318	(1,802)	220,692	(4,079)

Total equity securities	4,109	(483)	2,037	(307)	6,146	(790)

Total other investments	-	-	-	-	-	-

Total investments	$200,483	$(2,760)	$26,355	$(2,109)	$226,838	$(4,869)

At September 30, 2017, the gross unrealized losses more than twelve months old were attributable to 17 debt security positions. At December 31, 2016, the gross unrealized losses more than twelve months old were attributable to 28 debt security positions and one equity position. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary. We recognized $4.3 million of other-than-temporary impairments for the nine months ended September 30, 2017 related to six municipal bond securities.

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

Details regarding the carrying value of the other investments portfolio as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Investment Type
Equity warrant	$4,221	$4,951
Total other investments	$4,221	$4,951

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at September 30, 2017 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$163,460	$163,697
Due after one year through five years	254,385	255,618
Due after five years through ten years	134,207	134,902
Due after ten years	45,376	44,664
Mortgage-backed	19,457	19,353
	$616,885	$618,234

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $26.5 million and $21.1 million at September 30, 2017 and December 31, 2016, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	September 30,	September 30,
	2017	2016

Balance at January 1	$481,567	$450,878
Less reinsurance recoverable	123,237	102,791
Net balance at January 1	358,330	348,087

Incurred related to:
Current year	184,685	177,017
Prior years	20,240	(783)
Total incurred	204,925	176,234

Paid related to:
Current year	61,288	65,339
Prior years	128,329	116,488
Total paid	189,617	181,827

Net balance at September 30	373,638	342,494
Plus reinsurance recoverable	157,861	112,506
Balance at September 30	$531,499	$455,000

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	Nine Months Ended September 30,
	2017	2016

Specialty Commercial Segment	$17,824	$1,938
Standard Commercial Segment	1,594	(6,370)
Personal Segment	822	3,649
Corporate	-	-
Total unfavorable (favorable) net prior year development	$20,240	$(783)

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2017 and 2016:

Nine months ended September 30, 2017:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net unfavorable development primarily in the commercial auto liability line of business in the 2015 and prior accident years, partially offset by favorable development in the 2016 accident year. Our Specialty Commercial operating unit experienced net unfavorable development in general aviation primarily in the 2010 accident year, commercial excess liability primarily in the 2013 accident year and specialty risk programs primarily in the 2015 and prior accident years, partially offset by net favorable development in the medical professional liability and primary/excess commercial property lines of business primarily in the 2016 accident years.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net unfavorable development in the 2016 and prior accident years in the occupational accident line of business, partially offset by net favorable development primarily in the general liability line of business in the 2016 and prior accident years.

•	Personal Segment. Net unfavorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2016, 2014 and 2013 accident years, partially offset by favorable development in the 2015 accident year.

Nine months ended September 30, 2016:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net favorable development primarily in the commercial auto liability line of business in the 2015 and 2010 accident years, partially offset by net unfavorable development in the 2014, 2013, 2012 and 2009 and prior accident years. Our Specialty Commercial operating unit experienced net favorable development primarily in the general aviation, commercial excess liability, specialty risks programs and medical professional liability lines of business.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2015 and prior accident years, partially offset by net unfavorable development in the occupational accident line of business in the 2015 and prior accident years. Our Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.

•	Personal Segment. Our Specialty Personal Lines operating unit experienced net unfavorable development attributable to the 2015 and prior accident years.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of September 30, 2017, there were outstanding incentive stock options to purchase 158,673 shares of our common stock, non-qualified stock options to purchase 259,157 shares of our common stock and restricted stock units representing the right to receive up to 77,640 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of September 30, 2017, restricted stock units representing the right to receive up to 501,029 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of September 30, 2017.

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

A summary of the status of our stock options as of September 30, 2017 and changes during the nine months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2017	624,231	$9.14
Granted	-
Exercised	(23,901)	$6.61
Forfeited or expired	(182,500)	$12.49
Outstanding at September 30, 2017	417,830	$7.82	1.5	$1,585
Exercisable at September 30, 2017	417,830	$7.82	1.5	$1,585

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Intrinsic value of options exercised	$9	$250	$110	$250

Cost of share-based payments (non-cash)	$-	$-	$-	$38

Income tax benefit of share-based payments recognized in income	$-	$-	$-	$8

As of September 30, 2017, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2017 or 2016.

Restricted Stock Units:

Restricted stock units awarded under the 2005 LTIP and 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Restricted stock units generally vest and, if performance criteria have been satisfied, shares of common stock become issuable on March 31 of the third calendar year following the year of the grant. If and to the extent specified performance criteria have been achieved, one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018.

The performance criteria for all restricted stock units require that we achieve certain compound average annual growth rates in book value per share over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. In addition, certain restricted stock unit grants contain an additional performance criteria related to the attainment of an average combined ratio percentage over the vesting period. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share.”

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of restricted stock units granted in 2015, 2016 and 2017 is $11.10 per unit, $11.41 and $10.20 per unit, respectively. We incurred compensation expense of $51 thousand and $97 thousand related to restricted stock units during the three months and nine months ended September 30, 2017, respectively. We incurred compensation benefit of $249 thousand and $59 thousand related to restricted stock units during the three months and nine months ended September 30, 2016, respectively. We recorded income tax benefit of $18 thousand and $34 thousand related to restricted stock units during the three months and nine months ended September 30, 2017, respectively. We recorded income tax expense of $88 thousand and $21 thousand related to restricted stock units during the three months and nine months ended September 30, 2016.

A summary of the status of our restricted stock units as of September 30, 2017 and 2016 and changes during the nine months then ended is presented below:

	Number of
	Restricted
	Stock Units
	2017	2016

Non-vested at January 1	296,574	296,571
Granted	138,712	122,770
Vested	(5,998)	(7,144)
Forfeited	(43,509)	(94,880)
Non-vested at September 30	385,779	317,317

As of September 30, 2017, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock units, of which $0.2 million is expected to be recognized during the remainder of 2017, $0.6 million is expected to be recognized in 2018, $0.5 million is expected to be recognized in 2019 and $0.1 million is expected to be recognized in 2020.

8. Segment Information

The following is business segment information for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Specialty Commercial Segment	$69,721	$65,855	$205,057	$189,478
Standard Commercial Segment	17,401	18,253	52,449	54,464
Personal Segment	9,404	12,759	31,951	36,996
Corporate	1,197	751	(1,311)	(2,240)
Consolidated	$97,723	$97,618	$288,146	$278,698

Pre-tax income (loss):
Specialty Commercial Segment	$1,288	$8,245	$13,018	$25,843
Standard Commercial Segment	229	3,195	881	7,623
Personal Segment	(661)	(1,750)	(2,311)	(3,847)
Corporate	(2,381)	(2,514)	(12,193)	(14,967)
Consolidated	$(1,525)	$7,176	$(605)	$14,652

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016
Assets:
Specialty Commercial Segment	$814,220	$734,763
Standard Commercial Segment	167,274	164,295
Personal Segment	243,031	241,686
Corporate	24,297	21,716
	$1,248,822	$1,162,460

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2017 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Ceded earned premiums	$54,769	$44,733	$151,370	$124,832
Reinsurance recoveries	$45,122	$29,954	$103,552	$78,323

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of September 30, 2017, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of September 30, 2017, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with or have obtained a waiver of all of these covenants.

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.57% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2017, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 4.22% per annum.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Deferred	$(9,759)	$(15,233)	$(31,472)	$(35,949)
Amortized	9,849	15,156	31,420	35,614

Net	$90	$(77)	$(52)	$(335)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted average shares - basic	18,180	18,617	18,404	18,835
Effect of dilutive securities	-	186	-	174
Weighted average shares - assuming dilution	18,180	18,803	18,404	19,009

For each of the three and nine months ended September 30, 2017, 417,830 shares of common stock potentially issuable upon the exercise of stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For each of the three and nine months ended September 30, 2017, 385,779 restricted stock units were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such restricted stock units would be anti-dilutive. For each of the three and nine months ended September 30, 2016, 385,000 shares of common stock potentially issuable upon the exercise of stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$111	$128	$333	$384
Amortization of net loss	37	28	107	85
Expected return on plan assets	(164)	(162)	(487)	(485)
Net periodic pension cost	$(16)	$(6)	$(47)	$(16)
Contributed amount	$-	$409	$-	$409

15. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2017 and 2016 was -52.7% and 30.5%, respectively. The rate for 2017 varied from the statutory tax rate primarily due to a correction of an immaterial error in prior years’ deferred tax on bond premium amortization, partially offset by the amount of tax exempt income in relation to total pre-tax income.  The rate for 2016 varied from the statutory tax rate primarily due to the amount of tax exempt income in relation to total pre-tax income.

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

In November 2015, one of the subsidiaries in our Contract Binding operating unit, Hallmark Specialty Underwriters, Inc. (“HSU”), was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2010 through December 31, 2013 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas (generally referred to as “producing agents”) deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. In addition, effective January 1, 2012 the Texas legislature enacted House Bill 3410 (HB3410) which allows an MGU to contractually pass the collection, payment and administration of surplus lines taxes down to another Texas licensed surplus line agent.

The Comptroller asserted that HSU was liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owed $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period. During the second quarter of 2017, we reached an agreement with the Comptroller to settle the matter for $0.2 million, which was accrued as of June 30, 2017 and paid during the third quarter of 2017.

17. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2017 and 2016 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income:
Change in net actuarial gain	85	-	85
Tax effect on change in net actuarial gain	(30)	-	(30)
Net unrealized holding gains arising during the period	-	7,767	7,767
Tax effect on unrealized gains arising during the period	-	(2,718)	(2,718)
Reclassification adjustment for gains included in net realized gains	-	(1,589)	(1,589)
Tax effect on reclassification adjustment for gains included in income tax expense	-	556	556
Other comprehensive income, net of tax	55	4,016	4,071
Balance at September 30, 2016	$(2,517)	$14,006	$11,489

Balance at December 31, 2016	$(2,666)	$13,037	$10,371
Other comprehensive income:
Change in net actuarial gain	107	-	107
Tax effect on change in net actuarial gain	(37)	-	(37)
Net unrealized holding gains arising during the period	-	8,208	8,208
Tax effect on unrealized gains arising during the period	-	(2,873)	(2,873)
Reclassification adjustment for gains included in net realized gains	-	(5,679)	(5,679)
Tax effect on reclassification adjustment for gains included in income tax expense	-	1,988	1,988
Other comprehensive income, net of tax	70	1,644	1,714
Balance at September 30, 2017	$(2,596)	$14,681	$12,085

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

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our Contract Binding operating unit (f/k/a MGA Commercial Products operating unit) and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical and financial professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs which are managed at the parent level.

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. We discontinued marketing new and renewal occupational accident policies effective June 1, 2016. During 2015, we discontinued our workers’ compensation line of business by transferring all renewal rights and ceding substantially all unearned premiums to a third party. As a result, effective July 1, 2015, the Workers Compensation operating unit no longer retains any risk on new or renewal policies.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit.

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

Results of Operations

Management overview. During the three and nine months ended September 30, 2017, our total revenues were $97.7 million and $288.1 million, representing an increase of $0.1 million and $9.4 million, respectively, from the $97.6 million and $278.7 million in total revenues for the same periods of 2016.  This increase in revenue was primarily attributable to higher net earned premiums in our Specialty Commercial Segment, partially offset by lower net earned premiums in our Standard Commercial Segment and our Personal Segment during the three and nine months ended September 30, 2017 as compared to the same periods during 2016. Net earned premiums for the three and nine months ended September 30, 2017 include the impact of $1.5 million of ceded reinstatement premium attributable to Hurricane Harvey. Further contributing to this increase in revenues was higher net investment income and higher net realized gains recognized on our investment portfolio during the three and nine months ended September 30, 2017 as compared to the same periods during 2016. These increases in revenue during the three and nine months ended September 30, 2017 were partially offset by lower finance charges.

The increase in revenue for the three and nine months ended September 30, 2017 was offset by higher losses and loss adjustment expenses (“LAE”) of $10.0 million and $28.7 million, respectively, as compared to the same periods in 2016. The increase in losses and LAE was primarily the result of unfavorable net prior year loss reserve development of $10.6 million and $20.2 million for the three and nine months ended September 30, 2017 as compared to unfavorable net prior year loss reserve development of $2.0 million during the third quarter of 2016 and $0.8 million of favorable net prior year loss reserve development during the nine months ended September 30, 2016, as well as higher current accident year loss trends in our Contract Binding operating unit. We reported $4.4 million and $6.3 million of net catastrophe losses during the three and nine months ended September 30, 2017, of which $3.1 million was attributable in both periods to Hurricane Harvey, as compared to $2.2 million and $10.4 million of net catastrophe losses during the same periods of 2016. Other operating expenses decreased mostly as a result of a $1.8 million payment to settle the earn-out related to the previous acquisition of TBIC during the second quarter of 2016 and lower production related expenses due primarily to increased ceding commissions in our Specialty Commercial Segment, partially offset by increased salary and related expenses and other operating expenses driven by our investment in technology for the three and nine months ended September 30, 2017 as compared to the same periods during 2016.

We reported a net loss of $1.6 million for the three months ended September 30, 2017 as compared to net income of $5.0 million for the same period of 2016. We reported a net loss of $0.9 million for the nine months ended September 30, 2017 as compared to net income of $10.2 million for the same period of 2016. On a diluted basis per share, we reported a net loss of $0.09 per share for the three months ended September 30, 2017, as compared to net income of $0.27 per share for the same period in 2016.  On a diluted basis per share, we reported a net loss of $0.05 per share for the nine months ended September 30, 2017, as compared to net income of $0.54 per share for the same period in 2016.

Third Quarter 2017 as Compared to Third Quarter 2016

The following is additional business segment information for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross premiums written	$127,062	$104,087	$19,240	$18,579	$14,849	$24,399	$-	$-	$161,151	$147,065
Ceded premiums written	(56,200)	(38,064)	(2,889)	(1,925)	(7,013)	(11,391)	-	-	(66,102)	(51,380)
Net premiums written	70,862	66,023	16,351	16,654	7,836	13,008	-	-	95,049	95,685
Change in unearned premiums	(6,274)	(3,661)	(420)	258	433	(1,487)	-	-	(6,261)	(4,890)
Net premiums earned	64,588	62,362	15,931	16,912	8,269	11,521	-	-	88,788	90,795

Total revenues	69,721	65,855	17,401	18,253	9,404	12,759	1,197	751	97,723	97,618

Losses and loss adjustment expenses	53,899	41,478	11,760	9,622	6,720	11,237	-	-	72,379	62,337

Pre-tax income (loss)	1,288	8,245	229	3,195	(661)	(1,750)	(2,381)	(2,514)	(1,525)	7,176

Net loss ratio (1)	83.5%	66.5%	73.8%	56.9%	81.3%	97.5%			81.5%	68.7%
Net expense ratio (1)	21.9%	25.3%	34.2%	32.3%	31.2%	21.9%			27.1%	27.9%
Net combined ratio (1)	105.4%	91.8%	108.0%	89.2%	112.5%	119.4%			108.6%	96.6%

Favorable (Unfavorable) Prior Year Development	(9,492)	(3,532)	(1,330)	2,696	266	(1,138)			(10,556)	(1,974)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $127.1 million for the three months ended September 30, 2017, which was $23.0 million, or 22%, more than the $104.1 million reported for the same period of 2016. Net premiums written were $70.9 million for the three months ended September 30, 2017 as compared to $66.0 million for the same period of 2016. The increase in gross and net premiums written were primarily the result of increased premium production in our Specialty Commercial operating unit.

The $69.7 million of total revenue for the three months ended September 30, 2017 was $3.8 million more than the $65.9 million reported by the Specialty Commercial Segment for the same period in 2016. This increase in revenue was primarily due to higher net premiums earned of $2.2 million due mostly to increased premium production in our Specialty Commercial operating unit. Further contributing to the increased revenue was higher net investment income of $1.5 million and higher commission and fees of $0.1 million for the three months ended September 30, 2017 as compared to the same period of 2016.

Pre-tax income for the Specialty Commercial Segment of $1.3 million for the third quarter of 2017 was $6.9 million lower than the $8.2 million reported for the same period in 2016. The decrease in pre-tax income was primarily the result of higher losses and LAE of $12.4 million, partially offset by lower operating expenses of $1.7 million and the increased revenue discussed above.

Our Contract Binding operating unit reported an $8.9 million increase in losses and LAE due largely to $8.9 million unfavorable prior year net loss reserve development recognized during the three months ended September 30, 2017 as compared to $3.8 million unfavorable prior year net loss reserve development during the same period of 2016, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $3.5 million increase in losses and LAE which consisted of (a) a $1.2 million increase in our general aviation line of business due mostly to $0.8 million of net unfavorable prior year loss reserve development during the third quarter of 2017 as well as higher current accident year loss trends, (b) a $1.1 million increase in losses and LAE attributable to our primary/excess property insurance products due primarily to net catastrophe related losses, (c) a $0.9 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business due primarily to increased premium production, (d) a $0.2 million increase in losses and LAE in our specialty programs, (e) a $0.2 million increase in losses and LAE attributable to our professional liability insurance products, partially offset by (f) a $0.1 million decrease in losses and LAE in our satellite launch insurance line of business. The $1.7 million decrease in operating expense was primarily the result of lower production related expenses of $2.2 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $0.5 million.

The Specialty Commercial Segment reported a net loss ratio of 83.5% for the three months ended September 30, 2017 as compared to 66.5% for the same period during 2016. The gross loss ratio before reinsurance was 83.0% for the three months ended September 30, 2017 as compared to 64.3% for the same period in 2016. The higher gross and net loss ratios were largely the result of $9.5 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2017 as compared to unfavorable prior year net loss reserve development of $3.5 million for the same period of 2016 as well as higher current accident year loss trends driven mostly by commercial auto lines of business as well as net catastrophe losses. The Specialty Commercial Segment reported $2.2 million of net catastrophe losses during the third quarter of 2017, of which $1.2 million was attributable to Hurricane Harvey, as compared to $0.5 million of net catastrophe losses during the same period of 2016. The Specialty Commercial Segment reported a net expense ratio of 21.9% for the third quarter of 2017 as compared to 25.3% for the same period of 2016. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned as well as increased ceding commissions in our Specialty Commercial operating unit.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $19.2 million for the three months ended September 30, 2017, which was $0.6 million, or 4%, more than the $18.6 million reported for the same period in 2016. The increase in gross premiums was primarily due to higher premium production in our Standard Commercial P&C Operating unit of $1.9 million, partially offset by a $1.3 million reduction from the impact of the discontinued marketing of new and renewal occupational accident policies effective June 1, 2016. Net premiums written were $16.4 million for the three months ended September 30, 2017 as compared to $16.7 million for the same period in 2016. The decrease in net premiums written was primarily attributable to a $1.1 million reduction from the impact of the discontinued marketing of new and renewal occupational accident policies, partially offset by higher net premiums written in our Standard Commercial P&C Operating unit of $0.8 million. The net premiums written in our Standard Commercial P&C Operating unit includes the impact of $0.9 million of ceded reinstatement premium attributable to Hurricane Harvey.

Total revenue for the Standard Commercial Segment of $17.4 million for the three months ended September 30, 2017, was $0.9 million, or 5%, less than the $18.3 million reported for the same period in 2016. This decrease in total revenue was due to lower net premiums earned of $1.0 million resulting primarily from a $1.2 million impact to net premiums earned due to the discontinued marketing of new and renewal occupational accident policies and lower commissions and fees of $0.1 million, partially offset by higher net premiums earned of $0.2 million in our Standard Commercial P&C Operating unit (which includes the impact of $0.9 million of ceded reinstatement premium attributable to Hurricane Harvey) and higher net investment income of $0.2 million for the three months ended September 30, 2017 as compared to the same period during 2016.

Our Standard Commercial Segment reported pre-tax income of $0.2 million for the three months ended September 30, 2017 as compared to $3.2 million reported for the same period of 2016. The lower pre-tax income was the result of higher losses and LAE of $2.1 million and the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 73.8% for the three months ended September 30, 2017 as compared to 56.9% for the same period of 2016. The gross loss ratio before reinsurance for the three months ended September 30, 2017 was 78.5% as compared to the 54.6% reported for the same period of 2016. During the three months ended September 30, 2017, the Standard Commercial Segment reported unfavorable net loss reserve development of $1.3 million, of which $1.0 million resulted from the discontinued occupational accident business, as compared to favorable net loss reserve development of $2.7 million during the same period of 2016. The Standard Commercial Segment reported $2.1 million of net catastrophe losses during the third quarter of 2017, of which $1.7 million was attributable to Hurricane Harvey, as compared to $1.6 million of net catastrophe losses during the same period of 2016. The Standard Commercial Segment reported a net expense ratio of 34.2% for the third quarter of 2017 as compared to 32.3% for the same period of 2016. The increase in the expense ratio was primarily due to the decreased earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $14.8 million for the three months ended September 30, 2017 as compared to $24.4 million for the same period in the prior year. Net premiums written for our Personal Segment were $7.8 million in the third quarter of 2017, which was a decrease of $5.2 million, or 40%, from the $13.0 million reported for the third quarter of 2016. The decline in gross and net written premiums was primarily due to the intentional reduction in certain underperforming portions of this business to address loss ratio performance.

Total revenue for the Personal Segment was $9.4 million for the third quarter of 2017 as compared to $12.8 million for the same period in 2016. The $3.4 million decrease in revenue was primarily the result of lower net premiums earned of $3.3 million and lower finance charges of $0.1 million reported during the third quarter of 2017 as compared to the same period during 2016.

Pre-tax loss for the Personal Segment was $0.7 million for the three months ended September 30, 2017 as compared to pre-tax loss of $1.7 million for the same period of 2016. The decrease in the pre-tax loss was primarily the result of decreased losses and LAE of $4.5 million for the three months ended September 30, 2017 as compared to the same period during 2016, partially offset by higher operating expenses of $0.1 million and the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 81.3% for the three months ended September 30, 2017 as compared to 97.5% for the same period of 2016. The gross loss ratio before reinsurance was 79.7% for the three months ended September 30, 2017 as compared to 95.2% for the same period in 2016. The lower gross and net loss ratios were primarily the result of favorable prior year net loss reserve development of $0.3 million during the three months ended September 30, 2017 as compared to unfavorable net loss reserve development of $1.1 million reported during the same period of 2016, as well as lower current accident year loss trends. The Personal Segment reported $0.1 million of net catastrophe losses during the third quarter of 2017, of which $0.2 million was attributable to Hurricane Harvey, as compared to $0.1 million of net catastrophe losses during the same period of 2016. The Personal Segment reported a net expense ratio of 31.2% for the third quarter of 2017 as compared to 21.9% for the same period of 2016. The increase in the expense ratio was due predominately to the lower finance charges and lower net premiums earned.

Corporate

Total revenue for Corporate increased by $0.4 million for the three months ended September 30, 2017 as compared to the same period the prior year. This increase in total revenue was due predominately to net realized gains recognized on our investment portfolio of $2.1 million for the three months ended September 30, 2017 as compared to net realized gains of $1.1 million for the same period of 2016, partially offset by lower net investment income of $0.6 million.

Corporate pre-tax loss was $2.4 million for the three months ended September 30, 2017 as compared to pre-tax loss of $2.5 million for the same period of 2016. The decrease in pre-tax loss was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $0.3 million. The higher operating expenses of $0.3 million were primarily a result of higher salary and related expenses during the third quarter of 2017 as compared to the same period of 2016 due primarily to adjustments to incentive compensation accruals during the third quarter of 2016.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

The following is additional business segment information for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross premiums written	$350,374	$295,204	$59,702	$59,701	$48,243	$64,644	$-	$-	$458,319	$419,549
Ceded premiums written	(144,510)	(104,265)	(6,816)	(6,487)	(22,531)	(30,243)	-	-	(173,857)	(140,995)
Net premiums written	205,864	190,939	52,886	53,214	25,712	34,401	-	-	284,462	278,554
Change in unearned premiums	(14,563)	(11,555)	(3,859)	(2,311)	2,678	(1,868)	-	-	(15,744)	(15,734)
Net premiums earned	191,301	179,384	49,027	50,903	28,390	32,533	-	-	268,718	262,820

Total revenues	205,057	189,478	52,449	54,464	31,951	36,996	(1,311)	(2,240)	288,146	278,698

Losses and loss adjustment expenses	146,018	115,409	34,669	30,060	24,238	30,765	-	-	204,925	176,234

Pre-tax income (loss)	13,018	25,843	881	7,623	(2,311)	(3,847)	(12,193)	(14,967)	(605)	14,652

Net loss ratio (1)	76.3%	64.3%	70.7%	59.1%	85.4%	94.6%			76.3%	67.1%
Net expense ratio (1)	23.6%	26.4%	34.9%	33.5%	27.7%	21.6%			27.9%	28.9%
Net combined ratio (1)	99.9%	90.7%	105.6%	92.6%	113.1%	116.2%			104.2%	96.0%

Favorable (Unfavorable) Prior Year Development	(17,824)	(1,938)	(1,594)	6,370	(822)	(3,649)			(20,240)	783

(1) The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $350.4 million for the nine months ended September 30, 2017, which was $55.2 million, or 19%, more than the $295.2 million reported for the same period in 2016. Net premiums written were $205.9 million for the nine months ended September 30, 2017 as compared to $190.9 million reported for the same period in 2016. The increase in gross and net premiums written was due to increased premium production in both our Specialty Commercial and our Contract Binding operating units.

The $205.1 million of total revenue for the Specialty Commercial Segment for the nine months ended September 30, 2017 was $15.6 million higher than the $189.5 million reported for the same period in 2016. This increase in revenue was due to higher net premiums earned of $11.9 million due mostly to increased premium production in both our Specialty Commercial operating unit and our Contract Binding operating unit. Further contributing to the increased revenue was higher net investment income of $3.2 million and higher commission and fees of $0.5 million for the nine months ended September 30, 2017 as compared to the same period of 2016.

Pre-tax income for the Specialty Commercial Segment of $13.0 million for the nine months ended September 30, 2017 was $12.8 million lower than the $25.8 million reported for the same period in 2016. The decrease in pre-tax income was primarily the result of higher losses and LAE of $30.6 million, partially offset by lower operating expenses of $2.2 million and the increased revenue discussed above.

Our Contract Binding operating unit reported a $24.6 million increase in losses and LAE due primarily to $16.4 million of unfavorable prior year net loss reserve development recognized for the nine months ended September 30, 2017 as compared to $2.7 million favorable prior year net loss reserve development recognized for the same period of 2016, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $6.0 million increase in losses and LAE which consisted of (a) a $3.5 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business, (b) a $1.6 million increase in losses and LAE attributable to our primary/excess property insurance products due primarily to increased premium production and higher net catastrophe losses, (c) a $1.6 million increase in our general aviation line of business, (d) a $0.6 million increase in losses and LAE in our satellite launch insurance line of business, partially offset by (e) a $1.2 million decrease in losses and LAE attributable to our professional liability insurance products and (f) a $0.1 million decrease in losses and LAE in our specialty programs. The $2.2 million decrease in operating expense was primarily the result of lower production related expenses of $4.4 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $1.5 million, higher occupancy and other operating expenses of $0.5 million and higher travel related expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 76.3% for the nine months ended September 30, 2017 as compared to 64.3% for the same period during 2016. The gross loss ratio before reinsurance was 73.5% for the nine months ended September 30, 2017 as compared to 61.7% for the same period in 2016. The higher gross and net loss ratios for the nine months ended September 30, 2017 were primarily the result of $17.8 million unfavorable prior year net loss reserve development recognized for the nine months ended September 30, 2017 as compared to $1.9 million unfavorable prior year net loss reserve development for the same period of 2016 as well as higher current accident year loss trends driven mostly by our commercial auto line of business as well as increased net catastrophe losses. The Specialty Commercial Segment reported $2.6 million of net catastrophe losses during the nine months ended September 30, 2017, of which $1.2 million was attributable to Hurricane Harvey, as compared to $1.3 million of net catastrophe losses during the same period of 2016. The Specialty Commercial Segment reported a net expense ratio of 23.6% during the nine months ended September 30, 2017 as compared to 26.4% for the same period of 2016. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned as well as increased ceding commission in our Specialty Commercial operating unit.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment of $59.7 million for the nine months ended September 30, 2017 were unchanged from the same period of 2016. The gross premiums written for the Standard Commercial P&C operating unit increased $4.8 million, offset by a decrease of $4.3 million due to the discontinued marketing of new and renewal occupational accident policies and a $0.5 million decrease in gross premiums written due to the discontinued marketing of workers compensation policies. Net premiums written were $52.9 million for the nine months ended September 30, 2017 as compared to $53.2 million reported for the same period in 2016. The net premiums written include a $3.8 million increase in our Standard Commercial P&C operating unit for the nine months ended September 30, 2017 as compared to the same period during 2016, offset by a decrease in premium volume of $4.1 million due to the discontinued marketing of new and renewal occupational accident policies. The net premiums written in our Standard Commercial P&C Operating unit includes the impact of $0.9 million of ceded reinstatement premium attributable to Hurricane Harvey.

Total revenue for the Standard Commercial Segment of $52.4 million for the nine months ended September 30, 2017 was $2.1 million less than the $54.5 million reported during the same period in 2016. This 4% decrease in total revenue was mostly due to a $1.9 million decrease in net premiums earned primarily as a result of a $3.9 million decrease in net premiums earned due to the discontinued marketing of new and renewal occupational accident policies, partially offset by $2.0 million higher net premiums earned in our Standard Commercial P&C operating unit due to increased premium production, which includes the impact of $0.9 million of ceded reinstatement premium attributable to Hurricane Harvey. Further contributing to the decrease in revenue was lower commission and fees of $0.5 million, partially offset by higher net investment income of $0.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016.

Our Standard Commercial Segment reported pre-tax income of $0.9 million for the nine months ended September 30, 2017 as compared to $7.6 million for the same period during 2016. The lower pre-tax income was the result of higher losses and LAE expenses of $4.6 million and the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 70.7% for the nine months ended September 30, 2017 as compared to 59.1% for the same period in 2016. The gross loss ratio before reinsurance for the nine months ended September 30, 2017 was 66.8% as compared to the 56.0% reported for the same period of 2016. Our Standard Commercial Segment’s net loss ratio included 6.6 additional loss ratio points attributable to the discontinued workers compensation and occupational accident business for the nine months ended September 30, 2017 as compared to 2.7 fewer loss ratio points for the same period the prior year. During the nine months ended September 30, 2017 the Standard Commercial Segment reported unfavorable prior year net loss reserve development of $1.6 million as compared to favorable prior year net loss reserve development of $6.4 million for the same period of 2016. The Standard Commercial Segment reported $3.4 million of net catastrophe losses during the nine months ended September 30, 2017, of which $1.7 million was attributable to Hurricane Harvey, as compared to $8.3 million of net catastrophe losses during the same period of 2016. The Standard Commercial Segment reported a net expense ratio of 34.9% for the nine months ended September 30, 2017 as compared to 33.5% for the same period of 2016. The increase in the expense ratio is primarily due to the decreased earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $48.2 million for the nine months ended September 30, 2017, which was $16.4 million, or 25%, less than the $64.6 million reported for the same period in 2016. Net premiums written for our Personal Segment were $25.7 million for the nine months ended September 30, 2017, which was a decrease of $8.7 million, or 25%, from the $34.4 million reported for the same period of 2016. The decline in gross and net written premiums was primarily due to the intentional reduction in certain underperforming portions of this business to address loss ratio performance.

Total revenue for the Personal Segment decreased 14% to $32.0 million for the nine months ended September 30, 2017 from $37.0 million for the same period during 2016. The decrease in revenue was primarily due to lower net premiums earned of $4.1 million as a result of lower premiums written and lower finance charges of $0.9 million.

Pre-tax loss for the Personal Segment was $2.3 million for the nine months ended September 30, 2017 as compared to pre-tax loss of $3.8 million for the same period of 2016. The lower pre-tax loss was the result of decreased losses and LAE of $6.5 million partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 85.4% for the nine months ended September 30, 2017 as compared to 94.6% for the same period of 2016. The gross loss ratio before reinsurance was 82.1% for the nine months ended September 30, 2017 as compared to 91.6% for the same period in 2016. The lower gross and net loss ratios were primarily the result of lower unfavorable prior year net loss reserve development of $0.8 million for the nine months ended September 30, 2017 as compared to unfavorable development of $3.6 million for the same period in the prior year as well as lower current accident year loss trends. The Personal Segment reported $0.3 million of net catastrophe losses for the nine months ended September 30, 2017, of which $0.2 million was attributable to Hurricane Harvey, as compared to $0.8 million of net catastrophe losses during the same period of 2016. The Personal Segment reported a net expense ratio of 27.7% for the nine months ended September 30, 2017 as compared to 21.6% for the same period of 2016. The increase in the expense ratio was due predominately to the lower finance charges and lower net premiums earned.

Corporate

Total revenue for Corporate increased by $0.9 million for the nine months ended September 30, 2017 as compared to the same period the prior year. This increase in total revenue was due to net realized gains recognized on our investment portfolio of $0.7 million for the nine months ended September 30, 2017 as compared to the net realized losses of $1.3 million for the same period of 2016, partially offset by lower net investment income of $1.1 million.

Corporate pre-tax loss was $12.2 million for the nine months ended September 30, 2017 as compared to pre-tax loss of $15.0 million for the same period of 2016. The decrease in pre-tax loss was primarily due to the increased revenue discussed above and lower operating expenses of $1.9 million. The lower operating expenses of $1.9 million were primarily a result of an additional $1.8 million earn-out payment in 2016 related to the previous acquisition of TBIC and lower salary and related expenses of $0.5 million for the nine months ended September 30, 2017 as compared to the same period during 2016, partially offset by higher professional service fees of $0.1 million and other operating expenses of $0.3 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2017, we had $17.9 million in unrestricted cash and cash equivalents, as well as $0.4 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $71.9 million of unrestricted cash and cash equivalents, as well as $617.8 million in debt securities with an average modified duration of 2.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2017, the aggregate ordinary dividend capacity of these subsidiaries is $28.0 million, of which $19.4 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2017 and 2016, our insurance company subsidiaries paid $9.8 million and $7.5 million in dividends to Hallmark, respectively.

Comparison of September 30, 2017 to December 31, 2016

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2017 were $760.0 million compared to $733.8 million at December 31, 2016. The primary reasons for this increase in unrestricted cash and investments were cash flow from operations, the collection of an unsettled investment disposal and an increase in investment fair values, partially offset by capital expenditures and repurchases of our common stock.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

During the nine months ended September 30, 2017, our cash flow provided by operations was $34.3 million compared to cash flow provided by operations of $25.5 million during the same period the prior year.  The increase in operating cash flow was primarily due to higher collected net investment income, higher collected ceding commissions, decreased paid losses (including timing of reinsurance claim settlements), lower income taxes paid and higher collected net premiums (including timing of reinsurance payments), partially offset by lower collected finance charges and higher paid interest expense.

Net cash used in investing activities during the first nine months of 2017 was $19.0 million as compared to $62.9 million during the first nine months of 2016.  The decrease in cash used by investing activities during the first nine months of 2017 was comprised of an increase of $65.1 million in maturities, sales and redemptions of investment securities, a decrease in purchases of property and equipment of $2.1 million and an increase in transfers from restricted cash of $6.6 million, partially offset by an increase in purchases of debt and equity securities of $29.9 million.

Cash used in financing activities during the first nine months of 2017 was $5.2 million primarily as a result of $5.3 million related to repurchases of our common stock, partially offset by $0.1 million related to proceeds from the exercise of employee stock options. Cash used in financing activities during the first nine months of 2016 was $7.1 million as a result of $5.8 million related to the repurchase of our common stock and $1.8 million payment of the settlement of contingent consideration to the sellers of TBIC, partially offset by $0.5 million related to proceeds from the exercise of employee stock options.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of September 30, 2017, we had no outstanding borrowings under Facility A.

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

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2018, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2018, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2018, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2018 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2023. As of September 30, 2017, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with or have obtained waivers of all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.57% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2017, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 4.22% per annum.

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

In November 2015, one of the subsidiaries in our Contract Binding operating unit, Hallmark Specialty Underwriters, Inc. (“HSU”), was informed by the Texas Comptroller of Public Accounts that a surplus lines tax audit covering the period January 1, 2010 through December 31, 2013 was complete. HSU frequently acts as a managing general underwriter (“MGU”) authorized to underwrite policies on behalf of Republic Vanguard Insurance Company and HSIC, both Texas eligible surplus lines insurance carriers. In its role as the MGU, HSU underwrites policies on behalf of these carriers while other agencies located in Texas (generally referred to as “producing agents”) deliver the policies to the insureds and collect all premiums due from the insureds. During the period under audit, the producing agents also collected the surplus lines premium taxes due on the policies from the insureds, held them in trust, and timely remitted those taxes to the Comptroller. We believe this system for collecting and paying the required surplus lines premium taxes complies in all respects with the Texas Insurance Code and other regulations, which clearly require that the same party who delivers the policies and collects the premiums will also collect premium taxes, hold premium taxes in trust, and pay premium taxes to the Comptroller. It also complies with long standing industry practice. In addition, effective January 1, 2012 the Texas legislature enacted House Bill 3410 (HB3410) which allows an MGU to contractually pass the collection, payment and administration of surplus lines taxes down to another Texas licensed surplus line agent.

The Comptroller asserted that HSU was liable for the surplus lines premium taxes related to policy transactions and premiums collected from surplus lines insureds during January 1, 2010 through December 31, 2011, the period prior to the passage of HB3410, and that HSU therefore owed $2.5 million in premium taxes, as well as $0.7 million in penalties and interest for the audit period. During the second quarter of 2017, we reached an agreement with the Comptroller to settle the matter for $0.2 million, which was accrued as of June 30, 2017 and paid during the third quarter of 2017.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended September 30, 2017:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

July 1st- July 31st	60,331	$11.37	3,054,934	945,066
August 1st- August 31st	4,836	$10.27	3,059,770	940,230
September 1st- September 30th	14,315	$10.27	3,074,085	925,915

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).
3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).
31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.
32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 8, 2017	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: November 8, 2017	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

