Form 10-K
period 2017-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2018-03-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 148.3 million

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 18,169,028 shares of common stock, $.18 par value per share, outstanding as of March 14, 2018.

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our Contract Binding operating unit offers commercial insurance products and services in the excess and surplus lines market. Our Specialty Commercial operating unit offers general aviation and satellite launch insurance products and services, low and middle market commercial umbrella and primary/excess liability insurance, medical professional liability insurance products and services, financial professional liability insurance products and services and primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Our Standard Commercial P&C operating unit offers industry-specific commercial insurance products and services in the standard market. Our Workers Compensation operating unit specializes in small and middle market workers compensation business. Effective July 1, 2015, the Workers Compensation operating unit ceased marketing or retaining any risk on new or renewal policies. Our Specialty Personal Lines operating unit offers non-standard personal automobile and renters insurance products and services.

Each operating unit has its own management team with significant experience in distributing products to its target markets and proven success in achieving underwriting profitability. Each operating unit is responsible for marketing, distribution and underwriting while we provide capital management, claims management, reinsurance, actuarial, investment, financial reporting, technology and legal services and other administrative support at the parent level. We believe this approach optimizes our operating results by allowing us to effectively penetrate our selected specialty and niche markets while maintaining operational controls, managing risks, controlling overhead and efficiently allocating our capital across operating units. We expect future growth to be derived from organic growth in the premium production of our existing operating units and selected opportunistic acquisitions that meet our criteria.

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

Our Contract Binding operating unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our Contract Binding operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Contract Binding operating unit primarily writes commercial automobile, general liability, commercial property and excess casualty coverages. Our Contract Binding operating unit markets its products in 24 states through 11 wholesale brokers and 88 general agency offices, as well as 34 independent retail agents in Texas.

Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella, general liability and public entity excess liability insurance on both an admitted and non-admitted basis; general aviation property/casualty insurance primarily for private and small commercial aircraft and airports; satellite launch property/casualty insurance products; medical and financial professional liability insurance on an excess and surplus lines basis; and primary/excess commercial property coverages on an excess and surplus lines basis for both catastrophe and non-catastrophe exposures. The principal focus of the excess and umbrella insurance products offered is transportation (trucking for hire and specialty automobile coverage). The Specialty Commercial operating unit also provides excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation).  Typical risks range from one power unit to fleets of up to 200 power units and up to $150 million in receipts (non-construction) or $75 million in receipts (construction) from operations. Public entity excess coverage is also offered on an insurance and reinsurance basis for cities, counties and other public entities with populations up to 1,000,000. Our Specialty Commercial operating unit markets these excess and umbrella products through 136 wholesale brokers in all 50 states. The aircraft liability and hull insurance products underwritten by our Specialty Commercial operating unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Specialty Commercial operating unit markets these general aviation insurance products through 188 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Specialty Commercial operating unit are marketed through underwriting agencies with technical knowledge of space insurance. We can retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

The medical professional liability insurance underwritten on an excess and surplus lines basis by our Specialty Commercial operating unit focuses on standard risk healthcare professionals as well as those who do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. In addition to healthcare professionals, our Specialty Commercial operating unit also underwrites medical professional liability for medical facilities. These are generally outpatient facilities such as surgery centers, imaging centers, labs, home health agencies and other non-hospital facilities providing medical services. Our Specialty Commercial operating unit markets these products through 28 wholesale and retail brokers in 49 states. The Specialty Commercial operating unit also provides medical professional liability to senior care facilities through a program where a managing general agent underwrites on our behalf risks that meet specific underwriting criteria. The financial professional liability insurance underwritten on an excess and surplus lines basis by our Specialty Commercial operating unit focuses on management and professional liability products that include directors & officers , employment practices and retirement and benefit plan fiduciary services for private, public and non-profit entities as well as miscellaneous professional liability insurance for most non-financial institution service industries. Our Specialty Commercial operating unit distributes its financial professional liability insurance products through 26 wholesale brokers in 49 states. The primary/excess commercial property coverages underwritten by our Specialty Commercial operating unit specializes in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our Specialty Commercial operating unit markets these products through 22 wholesale brokers in 50 states.

Our Standard Commercial P&C operating unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C operating unit currently markets its products through a network of 150 independent agency groups primarily serving businesses in the non-urban areas of Texas, New Mexico, Oregon, Idaho, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. In addition, our Standard Commercial P&C operating unit provides occupational accident coverage in Texas through an underwriting agency that specializes in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

Our Specialty Personal Lines operating unit primarily offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines operating unit also provides a renters insurance product that complements our non-standard auto offering and fits well in our distribution channel. Our Specialty Personal Lines operating unit markets and services these policies through 3,575 independent retail agent locations in 10 states.

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

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Contract Binding operating unit and Specialty Commercial operating unit. The Standard Commercial Segment consists of the Standard Commercial P&C operating unit and the Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines operating unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Gross Premiums Written:
Specialty Commercial Segment	$464,714	$388,914	$351,050
Standard Commercial Segment	78,228	76,891	81,892
Personal Segment	61,214	83,272	81,281
Total	$604,156	$549,077	$514,223

Net Premiums Written:
Specialty Commercial Segment	$265,022	$249,072	$241,775
Standard Commercial Segment	69,288	68,490	71,097
Personal Segment	31,273	44,267	44,072
Total	$365,583	$361,829	$356,944

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2017.

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our Contract Binding operating unit and our Specialty Commercial operating unit. During 2017, our Contract Binding operating unit accounted for 46% and our Specialty Commercial operating unit accounted for 54% of the aggregate premiums produced by the Specialty Commercial Segment.

Contract Binding operating unit. Our Contract Binding operating unit markets, underwrites, finances and services commercial lines insurance in 24 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. The subsidiaries comprising our Contract Binding operating unit include HSU, which is a regional managing general underwriter, TGASRI which is a Texas managing general agency, and PAAC, which provides premium financing for policies marketed by HSU and certain unaffiliated general and retail agents. HSU accounts for 89% of the premium volume financed by PAAC.

Our Contract Binding operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2017, commercial automobile, general liability and all other property/casualty accounted for 88%, 9% and 3%, respectively, of the premiums produced by our Contract Binding operating unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $1,000,000. The commercial insurance products offered by our Contract Binding operating unit include the following:

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

Our Contract Binding operating unit markets its products in 24 states through 11 wholesale brokers and 88 general agency offices, as well as 34 independent retail agents in Texas. Our Contract Binding operating unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2017, general agents produced 86%, retail agents produced 3% and wholesale brokers produced 11% of total premiums produced by our Contract Binding operating unit. During 2017, the top ten general agents produced 41%, the eleven wholesale brokers produced 11% and no general agent produced more than 8%, of the total premium volume of our Contract Binding operating unit. During the same period, the top ten retail agents produced 2%, and no retail agent produced more than 1%, of the total premium volume of our Contract Binding operating unit.

The majority of the commercial policies written by our Contract Binding operating unit are for a term of 12 months. Exceptions include certain commercial automobile policies that are written for a term that coincides with the annual harvest of crops and special event general liability policies that are written for the term of the event, which is generally one to two days. Commercial lines policies are paid in full up front or financed with various premium finance companies, including PAAC.

Specialty Commercial operating unit. Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella, public entity excess liability and general liability insurance on both an admitted and non-admitted basis. This operating unit focuses primarily on trucking, specialty automobile and non-fleet automobile coverage, excess liability for most classes of public entity risks, general aviation property/casualty insurance primarily for private and small commercial aircraft and airports, satellite launch insurance products, medical and financial professional liability insurance on an excess and surplus lines basis and primary/excess commercial property coverage for both catastrophe and non-catastrophe exposures on an excess and surplus lines basis. Certain specialty programs are also managed by our Specialty Commercial operating unit.

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Specialty Commercial operating unit is offered on an admitted and non-admitted basis in all 50 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $5,000,000 (transportation) and $1,000,000 to $10,000,000 (non-transportation) in coverage in excess of the primary carrier’s limits of liability. The majority of the excess, umbrella and general liability insurance policies written by our Specialty Commercial operating unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy. During 2017, the top ten wholesale brokers accounted for 40% of our primary and excess casualty premium volume, with no single wholesale broker accounting for more than 8%. During 2017, commercial transportation excess liability risks accounted for 72% of the premiums, with the remaining 28% coming from non-transportation commercial excess, public entity and general liability risks.

The commercial excess, umbrella, general liability and public entity excess liability insurance products offered by our Specialty Commercial operating unit include the following:

•	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of commercial automobile, general liability and employer’s liability insurance. The excess insurance does not begin until the limits of liability in the primary layer have been exhausted. The excess layer provides not only higher limits, but catastrophic protection from large losses.

•	Commercial umbrella. Commercial umbrella insurance protects businesses for bodily injury, personal and advertising injury, or property damage claims in excess of the limits of their primary commercial automobile, general liability and employer’s liability policies, and for some claims excluded by their primary policies (subject to a deductible). Umbrella insurance provides not only higher limits, but catastrophic protection for large losses.

•	Commercial general liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Public Entity Excess Liability. Public entity excess liability is designed to provide an extra layer of protection for target classes of public entities for auto liability, general liability, public officials’ liability, wrongful acts, employment practice liability, law enforcement liability, educators’ legal liability and related coverages.

We generally cede 80% of the commercial excess, umbrella, general liability and public entity excess liability risk on policies presently written by our Specialty Commercial operating unit.

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

Our Specialty Commercial operating unit distributes its general aviation insurance products through 188 aviation specialty brokers. These specialty brokers submit to Aerospace Insurance Managers requests for aviation insurance quotations received from the states in which we operate and our Specialty Commercial operating unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2017, the top ten independent specialty brokers produced 37%, and no broker produced more than 7%, of the total general aviation premium volume of our Specialty Commercial operating unit. Our Specialty Commercial operating unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 93% of the aircraft written in 2017 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2017 was approximately $153,000. All general aviation policies produced by our Specialty Commercial operating unit are written through our insurance company subsidiaries.

Our Specialty Commercial operating unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities, as well as outpatient medical facilities. Our Specialty Commercial operating unit distributes its medical professional liability insurance products through 28 wholesale brokers in 49 states. The Specialty Commercial operating unit also provides medical professional liability to senior care facilities through a program where a managing general agent underwrites on our behalf risks that meet specific underwriting criteria. We generally cede 73.5% of the medical professional liability risk on policies written by our Specialty Commercial operating unit.

Our Specialty Commercial operating unit markets financial professional liability insurance on an excess and surplus lines basis.  Financial professional liability insurance provides liability insurance for management liability and professional liability on a claim made basis. Our financial professional liability products target miscellaneous professional liability classes.  Our Specialty Commercial operating unit distributes its financial professional liability insurance products through 26 wholesale brokers in 49 states. We presently cede 40% of the financial professional liability risk on policies written by our Specialty Commercial operating unit.

Our Specialty Commercial operating unit markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. Our Specialty Commercial operating unit distributes its primary/excess commercial property insurance products through 22 wholesale brokers in 50 states. We presently cede 70% of the primary/excess commercial property risk on policies underwritten by our insurance companies and receive a fee on the portion of the business written as a cover-holder through a Lloyds Syndicate.

The specialty programs within our Specialty Commercial operating unit consist of fronting and agency arrangements, as well as a program underwriter. The specialty programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company and a program underwriter writing primarily commercial auto liability and physical damage risk in 17 states.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. Effective July 1, 2015, our Workers Compensation operating unit ceased marketing or retaining any risk on new or renewal policies. During 2017, our Standard Commercial P&C operating unit accounted for substantially all of the premiums produced by the Standard Commercial Segment.

Standard Commercial P&C operating unit. Our Standard Commercial P&C operating unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of Texas, New Mexico, Idaho, Oregon, Montana, Washington, Utah, Wyoming, Arkansas, Hawaii and Missouri. The subsidiaries comprising our Standard Commercial P&C operating unit include American Hallmark Insurance Services, a regional managing general agency, and ECM, a claims administration company. American Hallmark Insurance Services targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial P&C operating unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. ECM administers the claims on the insurance policies produced by American Hallmark Insurance Services. In addition, our Standard Commercial P&C operating unit provided occupational accident coverage in Texas through an underwriting agency that is a specialist in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Products offered by our Standard Commercial P&C operating unit include the following:

•	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.

•	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

•	Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.

•	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.

•	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

•	Business owner’s. Business owner’s insurance provides a package of coverage designed for small to midsize businesses with homogeneous risk profiles. Coverage includes general liability, commercial property and commercial automobile.

•	Occupational accident. Occupational accident insurance provides an alternative to statutory workers compensation insurance in Texas. Coverage includes medical, short term disability and accidental death and dismemberment. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

Our Standard Commercial P&C operating unit markets its property/casualty insurance products through 150 independent agency groups operating in its target markets. Our Standard Commercial P&C operating unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C operating unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C operating unit has historically maintained excellent relationships with its producing agents, as evidenced by the 24 year average tenure of the 19 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2017. During 2017, the top ten agency groups produced 38%, and no individual agency group produced more than 8%, of the total premium volume of our Standard Commercial P&C operating unit.

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

Workers Compensation operating unit. Effective July 1, 2015, this operating unit ceased marketing or retaining any risk on new or renewal policies. The subsidiaries comprising our Workers Compensation operating unit include TBIC Holding which has two wholly-owned subsidiaries, TBIC, a Texas domiciled workers compensation insurance carrier and TBICRM, which provided risk management services to customers of TBIC. The run-off of existing policies issued by TBIC is being administered by an independent third party.

Personal Segment / Specialty Personal Lines operating unit

The Personal Segment of our business consists solely of our Specialty Personal Lines operating unit. Our Specialty Personal Lines operating unit markets and services non-standard personal automobile policies and renters insurance in 10 states. Our Specialty Personal Lines operating unit provides management, policy and claims administration services and includes the operations of AHGA and HCS. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Specialty Personal Lines operating unit include the following:

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

We presently cede 60% of the personal automobile risk on policies written by our Specialty Personal Lines operating unit.

Our Specialty Personal Lines operating unit markets its products through 3,575 independent retail agent locations operating in its target geographic markets. Non-standard automobile represented 96% of the premiums produced during 2017. Our Specialty Personal Lines operating unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines operating unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2017, the top ten independent agency locations produced 28%, and no individual agency location produced more than 7%, of the total premium volume of our Specialty Personal Lines operating unit.

During 2017, personal automobile liability coverage accounted for 73% and personal automobile physical damage coverage accounted for the remaining 27% of the total non-standard automobile premiums produced by our Specialty Personal Lines operating unit. Our most common policy term is a six month policy. We offer additional terms of one-, two-, three- and twelve-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program. Our Specialty Personal Lines operating unit markets its products in 10 states directly for HIC, AHIC and HCM.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

•	Specialized market knowledge and underwriting expertise. All of our operating units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products. Our Contract Binding operating unit and Specialty Commercial operating unit have developed specialized underwriting expertise which enhances their ability to profitably underwrite non-standard property/casualty insurance coverages. Our Standard Commercial P&C operating unit has significant underwriting experience in its target market for standard commercial property/casualty insurance products. In addition, our Specialty Personal Lines operating unit has a thorough understanding of the unique characteristics of the non-standard personal automobile market.

•	Tailored market strategies. Each of our operating units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each operating unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.

•	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions tailored to the needs of each operating unit allows us to provide superior service to both our independent agents and insured customers. The easy-to-use interfaces and responsiveness of our operating units enhance their relationships with the independent agents who sell our policies. We also believe our consistency in offering our insurance products through hard and soft markets helps to build and maintain the loyalty of our independent agents. Our customized products, flexible payment plans and prompt claims processing are similarly beneficial to our insureds.

•	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our operating units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.

•	Experienced management team. Our senior corporate management has an average of over 20 years of insurance experience. In addition, our operating units have strong management teams, with an average of more than 20 years of insurance industry experience for the heads of our operating units and an average of more than 15 years of underwriting experience for our underwriters. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We strive to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

•	Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. Our operating units have a strong track record of underwriting discipline and operational efficiency, which we seek to continue. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters and independent agents based on underwriting profitability.

•	Achieving organic growth in our existing business lines. We believe we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base. We believe our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our operating units to further penetrate their existing customer bases with additional products offered by other operating units.

•	Pursuing selected, opportunistic acquisitions. We seek to opportunistically acquire insurance organizations that operate in specialty or niche property/casualty insurance markets that are complementary to our existing operations. We seek to acquire companies with experienced management teams, stable loss results and strong track records of underwriting profitability and operational efficiency. Where appropriate, we intend to ultimately retain profitable business produced by the acquired companies that would otherwise be retained by unaffiliated insurers. Our management has significant experience in evaluating potential acquisition targets, structuring transactions to ensure continued success and integrating acquired companies into our operational structure.

•	Maintaining a strong balance sheet. We seek to maintain a strong balance sheet by employing conservative investment, reinsurance and reserving practices and to measure our performance based on long-term growth in book value per share.

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

Except for the products of our Specialty Commercial operating unit, the distribution of property/casualty insurance products by our operating units is geographically concentrated. For the twelve months ended December 31, 2017, five states accounted for approximately 56% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2017.

State	Specialty Commercial Segment	Standard Commercial Segment	Personal Segment	Total	Percent of Total
	(dollars in thousands)

Texas	$207,611	$19,173	$11,980	$238,764	39.5%
California	36,738	-	-	36,738	6.1%
Arizona	2,816	-	22,172	24,988	4.1%
Oklahoma	14,007	-	6,967	20,974	3.5%
Oregon	2,602	16,908	-	19,510	3.2%
All other states	200,940	42,147	20,095	263,182	43.6%

Total gross premiums written	$464,714	$78,228	$61,214	$604,156
Percent of total	76.9%	13.0%	10.1%	100.0%

Underwriting

The underwriting process employed by our operating units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our operating units offering commercial, healthcare professional, aviation or public entity insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that operating unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial, healthcare professional and aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective operating units.

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

	Year Ended December 31,
	2017	2016	2015

Gross premiums written	$604,156	$549,077	$514,223

Net statutory loss & LAE ratio	79.1%	71.2%	65.4%
Net statutory expense ratio	27.0%	29.4%	30.6%
Net statutory combined ratio	106.1%	100.6%	96.0%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2017, 2016 and 2015, our consolidated premium-to-surplus ratios were 157%, 146% and 144%, respectively.

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

Each of our operating units maintains its own dedicated staff of specialized claims personnel to manage and administer claims arising under policies produced through their respective operations. The claims process is managed centrally through a combination of experienced claims managers, seasoned claims supervisors, trained staff adjusters and independent adjustment or appraisal services, when appropriate. All adjusters are licensed in those jurisdictions for which they handle claims that require licensing. Limits on settlement authority are established for each claims supervisor and staff adjuster based on their level of experience. Certain independent adjusters have limited authority to settle claims. Claim exposures are periodically and systematically reviewed by claim supervisors and managers as a method of quality and loss control. Large loss exposures are reviewed at least quarterly with senior management of the operating unit and monitored by Hallmark senior management.

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2017, we had a total of 87 claims managers, supervisors and adjusters with an average experience of approximately 15 years.

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

Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2017 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31
	2017	2016	2015

Gross premiums written	$604,156	$549,077	$514,223
Ceded premiums written	(238,573)	(187,248)	(157,279)

Net premiums written	$365,583	$361,829	$356,944

Gross premiums earned	$568,769	$524,229	$494,643
Ceded premiums earned	(207,732)	(170,859)	(145,562)

Net premiums earned	$361,037	$353,370	$349,081

Reinsurance recoveries	$144,948	$116,057	$89,892

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income securities, equity securities and other investments. As of December 31, 2017, we had total invested assets of $661.3 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2017 would decrease by approximately $9.6 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2017 and 2016.

	As of December 31, 2017			As of December 31, 2016
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$279,073	46.1%	2.5%	$226,062	37.8%	3.0%
Collateralized corporate bank loans	125,937	20.8%	3.9%	106,009	17.8%	3.5%
Municipal bonds	134,256	22.2%	2.9%	163,895	27.4%	4.4%
US Treasury securities and obligations of U.S. Government	49,947	8.2%	1.8%	42,022	7.0%	1.2%
Mortgage backed	16,533	2.7%	2.6%	59,469	10.0%	2.4%
	-		-	-		-
Total	$605,746	100.0%	2.9%	$597,457	100.0%	3.3%

The weighted average credit rating for our fixed-income portfolio was BBB+ at December 31, 2017. The following table shows the distribution of our fixed-income portfolio by rating as a percentage of total fair value as of December 31, 2017 and 2016:

	As of	As of
	December 31, 2017	December 31, 2016
Rating:
"AAA"	4.3%	9.5%
"AA"	20.3%	22.4%
"A"	8.4%	7.4%
"BBB"	46.3%	39.8%
"BB"	15.0%	12.6%
"B"	1.3%	0.9%
"CCC"	0.1%	0.1%
"CC"	0.0%	1.6%
"D"	0.7%	0.0%
"NR"	3.6%	5.7%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2017 and 2016.

	As of December 31, 2017		As of December 31, 2016
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$116,060	19.2%	$97,849	16.4%
One to five years	308,829	51.0%	272,168	45.5%
Five to ten years	124,168	20.5%	115,248	19.3%
More than ten years	40,156	6.6%	52,723	8.8%
Mortgage-backed	16,533	2.7%	59,469	10.0%

Total	$605,746	100.0%	$597,457	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2017, 8% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2017.

Category	Net Unrealized Gain Balance
(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$(141)
Corporate bonds	462
Collateralized corporate bank loans	401
Municipal bonds	204
Mortgage-backed	(179)
Equity securities	21,510
Other investments	61
Total	$22,318

As part of our overall investment strategy, we also maintain an integrated cash management system utilizing on-line banking services and daily overnight investment accounts to maximize investment earnings on all available cash.

Technology

The majority of our technology systems are based on products licensed from insurance-specific technology vendors that have been substantially customized to meet the unique needs of our various operating units. Our technology systems primarily consist of integrated central processing computers, a series of server-based computer networks and communications systems that allow our various operations to share systems solutions and communicate to the corporate office in a timely, secure and consistent manner. We maintain backup facilities and systems through a contract with a leading provider of computer disaster recovery services. Each operating unit bears the information services expenses specific to its operations as well as a portion of the corporate services expenses. Increases to vendor license and service fees are capped per annum.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology systems. Publicly reported cybersecurity intrusions have increased recently and the insurance sector as a whole is more exposed than in the past. Cybersecurity threats extend from individual attempts to gain unauthorized access to our information technology systems through coordinated, elaborate and targeted activity. We retain highly trained staff committed to the development and maintenance of our information technology systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption. We have established an information security committee to oversee and steer risk management plans to manage these exposures on an ongoing basis. We also employ comprehensive employee engagement and training programs to guard against the potential for malicious attempts to extort sensitive information from our systems using social engineering techniques (also known as “phishing”) and have increased our cyber liability insurance to seek to minimize our post-event financial impacts.

We recognize the potential for new risks arising alongside the benefits we derive from technological and digital development. We employ technological security measures to prevent, detect and mitigate such threats, including independent and in-house vulnerability assessments, access controls, data encryption, continuous monitoring of our information technology networks and systems and maintenance of backup and protective systems. Nonetheless, the infrastructure may be vulnerable to security incidents which could result in the disruption of business operations and the corruption, unavailability, misappropriation or destruction of critical data and confidential information (both our own and of third parties). The compromise of personal and confidential information could lead to legal liability or regulatory action under evolving cybersecurity, data protection and privacy laws and regulations enacted in the various jurisdictions in which we operate. In this respect on March 1, 2017, new cybersecurity rules were implemented by the New York Department of Financial Services (the “NYS Cybersecurity Regulation”). These NYS Cybersecurity Regulations impose additional regulatory requirements that seek to protect confidentiality, integrity and availability of information systems.  We also anticipate additional NAIC regulations as a result of the Insurance Data Security Model Law which will require insurers to meet state requirements beyond those imposed by New York. The implementation of these various regulations impose additional compliance obligations which have necessitated ongoing review of our policies and procedures.

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,008 property/casualty insurance companies and 2,050 property/casualty insurance groups operating in North America as of July 12, 2017. The primary competition for our Contract Binding operating unit includes such carriers as American Millennium Insurance Company, Canal Insurance Company, Commercial Alliance Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Progressive County Mutual, State National Insurance Company, Prime Insurance Company, and Underwriters at Lloyds of London. Our Specialty Commercial operating unit considers its primary competition for our excess, umbrella and general liability insurance products to include such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, XL Specialty Insurance, Navigators, and W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. The primary competitors for our general aviation insurance products produced by our Specialty Commercial operating unit are Old Republic Aviation Managers, Starr Aviation, American International Group, Inc., United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. The primary competition for the medical professional liability insurance products produced by our Specialty Commercial operating unit includes such carriers as Admiral Insurance Company, Catlin Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Iron Health, Kinsale Insurance Company, Lexington Insurance Company, Medical Protective Insurance Company, One Beacon Insurance Group, ProAssurance Corporation, RSUI Group and TDC Companies. The primary competition for the financial professional liability insurance products produced by our Specialty Commercial operating unit are Admiral Insurance Company, American International Group Companies, Argonaut Insurance Company, Berkley Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, RSUI Group and XL Catlin Insurance Company. The primary competition for our primary/excess commercial property insurance products includes such carriers as Chubb Westchester, Aspen Insurance, Axis Insurance Company, Endurance Specialty Holdings, Ltd., Liberty Insurance Underwriters and Markel Insurance Company. Our Standard Commercial P&C operating unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. Although our Specialty Personal Lines operating unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

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

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2017, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2017, we employed 418 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2017 unpaid losses and LAE would have produced a $5.3 million change to pretax earnings. Our gross loss and LAE reserves totaled $527.1 million at December 31, 2017. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $372.5 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 3,008 property/casualty insurance companies and 2,050 property/casualty insurance groups operating in North America as of July 12, 2017. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2017, we had a total of $295.2 million due us from reinsurers, including $182.9 million of recoverables from losses and $112.3 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2017 was $55.5 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2018 by our insurance company subsidiaries is $19.7 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of any one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2017, 92% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 23% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2017 was $605.7 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $9.6 million as of December 31, 2017. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 79% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2017, Hallmark had $0.1 million in its investment portfolio exposed to sub-prime mortgages and $16.5 million total exposure in mortgage-backed securities.

Future changes in the fair value of our available-for-sale fixed income securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows.

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

The following states accounted for approximately 56% of our gross written premiums for 2017: Texas (40%), California (6%), Arizona (4%), Oklahoma (3%) and Oregon (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and make claims and other payments. Our systems could fail of their own accord or might be disrupted by factors such as natural disasters, power disruptions or surges, cybersecurity intrusions or terrorist attacks. Failure or disruption of these systems for any reason could interrupt our business and adversely affect our results of operations.

Cybersecurity risks in particular are evolving and include malicious software, unauthorized access to data and other electronic security breaches. We have not experienced successful cybersecurity attacks in the past and believe that we have adopted appropriate measures to mitigate potential risks to our information technology systems. However, the timing, nature and scope of cybersecurity attacks are difficult to predict and prevent. Therefore, we could be subject to operational delays, compromised confidential or proprietary information, destruction or corruption of data, manipulation or improper use of our systems and networks, financial losses from remedial actions and/or damage to our reputation from cybersecurity attacks. A cybersecurity attack on our information technology systems could disrupt our business and adversely affect our results of operations and financial position.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and Standard Commercial P&C operating unit are located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $52,140 per month pursuant to a lease which expires June 30, 2022.

Our Contract Binding operating unit is presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $34,798 per month pursuant to a lease that expires November 30, 2020.

Our Specialty Commercial operating unit is located at 13727 Noel Road, Dallas, Texas. These leased premises consist of 15,072 square feet of office space. The rent is currently $29,202 per month pursuant to a lease that expires November 30, 2022. Our Specialty Commercial operating unit also maintains branch offices in the following locations:

Location	Monthly Rent	Lease Expiration

Chicago, Illinois	$12,227	June 30, 2020
Atlanta, Georgia	$12,052	November 30, 2022
Jersey City, New Jersey	$5,036	December 31, 2020
Glendale, California	$2,627	July 31, 2020

Our Specialty Personal Lines operating unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $28,769 per month pursuant to a lease that expires December 31, 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2016.

Period	High Sale	Low Sale

Year Ended December 31, 2017:
First quarter	$11.98	$10.14
Second quarter	11.62	9.94
Third quarter	11.83	9.91
Fourth quarter	11.76	9.95

Year Ended December 31, 2016:
First quarter	$11.98	$9.79
Second quarter	12.01	9.50
Third quarter	11.93	9.71
Fourth quarter	12.09	9.77

Holders

As of March 1, 2018, there were 2,016 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)](1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	406,731	$7.85	1,498,971
Equity compensation plans not approved by security holders	-	-	-

Total	406,731	$7.85	1,498,971

(1) Securities remaining available for future issuance are net of a maximum of 501,029 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria.  See Note 13 to the audited consolidated financial statements included in this report.

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

There were no purchases made pursuant to the Stock Repurchase Plan during the quarter ended December 31, 2017.

Performance Graph

The following graph compares the five year cumulative total return provided shareholders on Hallmark’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Insurance Index, and the S&P Property & Casualty Insurance Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2012 and its relative performance is tracked through December 31, 2017.

32

Item 6. Selected Financial Data

	Year Ended December 31
	2017	2016	2015	2014	2013
	(in thousands, except per share data)

Statement of Operations Data:

Gross premiums written	$604,156	$549,077	$514,223	$473,218	$460,027
Ceded premiums written	(238,573)	(187,248)	(157,279)	(148,866)	(99,262)
Net premiums written	365,583	361,829	356,944	324,352	360,765
Change in unearned premiums	(4,546)	(8,459)	(7,863)	(3,135)	(224)
Net premiums earned	361,037	353,370	349,081	321,217	360,541

Investment income, net of expenses	18,874	16,342	13,969	12,383	12,884
Net realized gains	5,672	2,519	5,826	408	10,540
Other-than-temporary impairments	(5,877)	(2,888)	(3,323)	(274)	-
Finance charges	3,867	4,977	5,952	5,279	5,830
Commission and fees	1,679	1,427	213	(1,694)	(487)
Other income	269	205	684	47	120
Total revenues	385,521	375,952	372,402	337,366	389,428

Loss and loss adjustment expenses	288,308	253,688	230,149	210,055	261,345
Operating expenses	106,805	106,769	103,993	101,427	109,289
Interest expense	4,512	4,549	3,906	4,576	4,599
Amortization of intangible assets	2,468	2,468	2,468	2,526	3,115
Total expenses	402,093	367,474	340,516	318,584	378,348

(Loss) income before tax	(16,572)	8,478	31,886	18,782	11,080
Income tax (benefit) expense	(5,019)	1,952	10,023	5,353	2,835
Net (loss) income	(11,553)	6,526	21,863	13,429	8,245

Net (loss) income per share:
Basic	$(0.63)	$0.35	$1.14	$0.70	$0.43
Diluted	$(0.63)	$0.34	$1.13	$0.69	$0.43

	As of December 31
Balance Sheet Items:	2017	2016	2015	2014	2013

Total investments	$661,333	$654,119	$578,829	$507,229	$461,325
Total assets (1)	$1,231,126	$1,162,460	$1,075,547	$979,765	$907,867
Reserves for unpaid loss and loss adjustment expenses	$527,100	$481,567	$450,878	$415,135	$382,640
Unearned premiums	$276,642	$241,254	$216,407	$196,826	$185,303
Total liabilities (1)	$980,008	$896,724	$813,521	$727,728	$669,749
Total stockholders' equity	$251,118	$265,736	$262,026	$252,037	$238,118

Book value per share	$13.82	$14.28	$13.72	$13.11	$12.36

(1)	Amounts have been adjusted for the adoption of ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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

Our insurance activities are organized by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our Contract Binding operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical and financial professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit. Certain specialty programs are also managed by our Specialty Commercial operating unit. Our Contract Binding operating unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Specialty Commercial operating unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the Workers Compensation operating unit ceased retaining any risk on new or renewal policies. Our Standard Commercial P&C operating unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation operating unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. Our Specialty Personal Lines operating unit is comprised of our AHGA and HCS subsidiaries.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2017 and 2016, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating unit or one level below an operating unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2017 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; Contract Binding operating unit - $19.9 million; Specialty Commercial operating unit - $17.4 million (comprised of $7.7 million for the primary/excess and umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2017 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2017. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience (including factors such as prior year loss reserve development), expectations of future performance (including premium growth rates, premium rate increases and loss costs), expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our operating units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2017. However, an 8% decline in the fair value of our Standard Commercial P&C operating unit, a 5% decline in the fair value of our Contract Binding operating unit, a 6% decline in the fair value of our Specialty Personal Lines operating unit, a 69% decline in the fair value of our excess and umbrella component or a 23% decline in the fair value of our general aviation and satellite component would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2017. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our operating units in connection with our goodwill impairment testing. We believe the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2017. Through December 31, 2017, there were no indicators of impairment.

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

Reserves for unpaid losses and LAE. Reserves for unpaid losses and LAE are established for claims that have already been incurred by the policyholder but which we have not yet paid. Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through each balance sheet date. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These reserves are revised periodically and are subject to the effects of trends in loss severity and frequency. (See “Item 1. Business – Analysis of Losses and LAE” and Note 6 to the audited consolidated financial statements included in this report.)

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2017 reserves for unpaid losses and LAE would have produced a $5.3 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2017 was $427.1 million to $547.4 million. Our best estimate of unpaid losses and LAE as of December 31, 2017 is $527.1 million. Our carried reserve for unpaid losses and LAE as of December 31, 2017 is comprised of $268.9 million in case reserves and $258.2 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $39.9 million higher than the midpoint, or 96.3% of the high end, of the actuarial range at December 31, 2017 as compared to $36.8 million above the midpoint, or 96.6% of the high end, of the actuarial range at December 31, 2016. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004	7/1/2005
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2017	63.5%	64.5%	61.2%	66.2%	61.4%

Effect of actual 5.0% above estimated loss ratio at December 31, 2017	$-	$-	$(3,360)	$(3,790)	$(546)

Effect of actual 5.0% below estimated loss ratio at December 31, 2017	$1,850	$3,055	$2,734	$3,790	$546

Through 2008, all business of our Contract Binding operating unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), which granted our Contract Binding operating unit the authority to develop underwriting programs, set rates, appoint retail and general agents, underwrite risks, issue policies and adjust and pay claims. We assumed 70% of the risk under this arrangement in 2008. In 2009, our Contract Binding operating unit wrote a portion of its policies under a fronting arrangement with Republic pursuant to which we assumed 100% of the risk. Our Contract Binding operating unit earns a commission based on a percentage of the earned premium it produced for Republic which was not assumed by AHIC. The commission percentage is determined by the underwriting results of the policies produced.

The following table details the profit sharing commission revenue sensitivity of the Contract Binding operating unit for each effective quota share treaty at 5.0% above and below the current estimate, which we believe is a reasonably likely range of variance ($ in thousands).

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2017	59.4%	65.6%	61.4%

Effect of actual 5.0% above estimated loss ratio at December 31, 2017	$(3,096)	$-	$(1,169)

Effect of actual 5.0% below estimated loss ratio at December 31, 2017	$3,096	$2,082	$1,618

Results of Operations

Comparison of Years ended December 31, 2017 and December 31, 2016

Management overview. During fiscal 2017, our total revenues were $385.5 million, which was $9.5 million more than the $376.0 million in total revenues for fiscal 2016. During the year ended December 31, 2017, we reported a net loss before tax of $16.6 million as compared to income before tax of $8.5 million during the same period of 2016.

This increase in revenue was primarily attributable to higher net earned premiums in our Specialty Commercial Segment, partially offset by lower net earned premiums in our Standard Commercial Segment and our Personal Segment during the year ended December 31, 2017 as compared to the same period during 2016. Net earned premiums for the year ended December 31, 2017 include the impact of $1.3 million of ceded reinstatement premium attributable to Hurricane Harvey. Further contributing to this increase in revenues was higher net investment income, higher commission and fee revenue and higher net realized gains recognized on our investment portfolio during the year ended December 31, 2017 as compared to the same period during 2016. These increases in revenue during the year ended December 31, 2017 were partially offset by lower finance charges, and higher other-than-temporary impairments of the investment portfolio.

The pre-tax loss reported for the year ended December 31, 2017 was due primarily to increased loss and LAE of $34.6 million, partially offset by the increased revenue discussed above. The increase in loss and LAE was primarily the result of unfavorable net prior year loss reserve development and higher current accident year loss trends in our Contract Binding operating unit. During the twelve months ended December 31, 2017, we recorded unfavorable prior year net loss reserve development of $40.1 million as compared to $7.6 million of unfavorable prior year net loss reserve development for the same period of 2016. The unfavorable prior year reserve development during the twelve months ended December 31, 2017 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial auto lines of business within our Contract Binding operating unit, which was representative of industry trends. These trends had an amplified impact on our consolidated result because this is the largest line of retained business in our portfolio. We incurred an aggregate of $7.8 million of net catastrophe losses during the year ended December 31, 2017 as compared to $11.0 million for the same period the prior year. Operating expenses during the year ended December 31, 2017 were unchanged from the same period during 2016 mostly as a result of a $1.8 million payment to settle the earn-out related to the previous acquisition of TBIC during the second quarter of 2016 and lower production related expenses due primarily to increased ceding commissions in our Specialty Commercial Segment, partially offset by increased salary and related expenses and other operating expenses driven by our investment in technology for the year ended December 31, 2017 as compared to the same periods during 2016.

We reported a net loss of $11.6 million for the year ended December 31, 2017, as compared to net income of $6.5 million for the year ended December 31, 2016. On a diluted per share basis, net loss was $0.63 per share for fiscal 2017 as compared to net income of $0.34 per share for fiscal 2016. Net loss for the year ended December 31, 2017 included a charge of $1.3 million from the revaluation of deferred tax balances from a 35% statutory tax rate to the new 21% statutory tax rate under the Tax Cuts and Jobs Act of 2017.

Segment information

The following is additional business segment information for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31
	Specialty Commercial Segment		Standard Commercial Segment		Personal Segment		Corporate		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016

Gross premiums written	$464,714	$388,914	$78,228	$76,891	$61,214	$83,272	$-	$-	$604,156	$549,077
Ceded premiums written	(199,692)	(139,842)	(8,940)	(8,401)	(29,941)	(39,005)	-	-	(238,573)	(187,248)

Net premiums written	265,022	249,072	69,288	68,490	31,273	44,267	-	-	365,583	361,829
Change in unearned premiums	(5,936)	(7,182)	(3,070)	(980)	4,460	(297)	-	-	(4,546)	(8,459)

Net premiums earned	259,086	241,890	66,218	67,510	35,733	43,970	-	-	361,037	353,370

Total revenues	277,946	255,897	70,302	71,966	40,462	49,826	(3,189)	(1,737)	385,521	375,952

Losses and loss adjustment expenses	213,050	169,125	45,227	41,173	30,031	43,390	-	-	288,308	253,688

Pre-tax income (loss)	2,012	24,417	2,440	8,866	(3,058)	(6,839)	(17,966)	(17,966)	(16,572)	8,478

Net loss ratio (1)	82.2%	69.9%	68.3%	61.0%	84.0%	98.7%			79.9%	71.8%
Net expense ratio (1)	23.7%	25.3%	34.5%	33.0%	29.3%	21.5%			28.0%	28.0%
Net combined ratio (1)	105.9%	95.2%	102.8%	94.0%	113.3%	120.2%			107.9%	99.8%

Favorable (Unfavorable) Prior Year Development	(40,477)	(12,502)	970	9,901	(598)	(5,007)			(40,105)	(7,608)

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $464.7 million for the year ended December 31, 2017, which was $75.8 million, or 19%, more than the $388.9 million reported for the same period in 2016. Net premiums written were $265.0 million for the year ended December 31, 2017 as compared to $249.1 million reported for the same period in 2016. The increase in gross and net premiums written was due to increased premium production in our Specialty Commercial operating unit.

The $277.9 million of total revenue for the year ended December 31, 2017 was $22.0 million higher than the $255.9 million reported for 2016. This increase in revenue was due to higher net premiums earned of $17.2 million due predominately to increased earned premium in both our Specialty Commercial and Contract Binding operating units. Further contributing to this increased revenue was higher net investment income of $3.8 million, higher commission and fees of $1.0 million and higher other income of $0.1 million, partially offset by lower finance charges of $0.1 million.

Pre-tax income for the Specialty Commercial Segment of $2.0 million for the year ended December 31, 2017 was $22.4 million lower than the $24.4 million reported for the same period in 2016. This decrease in pre-tax income was primarily due to higher loss and LAE expenses of $43.9 million and higher operating expense of $0.5 million, partially offset by the increased revenue discussed above.

Our Contract Binding operating unit reported a $35.9 million increase in loss and LAE due primarily to $38.6 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2017 as compared to $11.3 million of unfavorable prior year net loss reserve development recognized for the same period the prior year, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $8.0 million increase in loss and LAE which consisted of (a) a $4.5 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business, (b) a $2.1 million increase in losses and LAE attributable to our primary/excess property insurance products due primarily to increased premium production and higher net catastrophe losses, (c) a $2.2 million increase in our general aviation line of business, (d) a $0.1 million increase in losses and LAE in our satellite launch insurance line of business, partially offset by (e) a $0.8 million decrease in losses and LAE attributable to our professional liability insurance products and (f) a $0.1 million decrease in losses and LAE in our specialty programs. The $0.5 million increase in operating expense was primarily the result of higher salary and related expenses of $3.3 million, higher occupancy and other operating expenses of $0.7 million and higher travel related expenses of $0.2 million, partially offset by lower production related expenses of $3.7 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

The Specialty Commercial Segment reported a net loss ratio of 82.2% for the year ended December 31, 2017 as compared to 69.9% for the same period during 2016. The gross loss ratio before reinsurance was 76.5% for the year ended December 31, 2017 as compared to 67.3% for the same period in 2016. The higher gross and net loss ratios for the year ended December 31, 2017 were primarily the result of $40.5 million unfavorable prior year net loss reserve development recognized for the year ended December 31, 2017 as compared to $12.5 million unfavorable prior year net loss reserve development for the same period of 2016, as well as higher current accident year loss trends driven mostly by our commercial auto line of business and increased net catastrophe losses. The net unfavorable prior year development for 2017 was primarily driven by the continued emergence of increased frequency and severity trends for 2016 and prior accident years in the primary commercial auto lines of business of our Contract Binding operating unit. Our Specialty Commercial operating unit experienced net unfavorable development in general aviation primarily in the 2016, 2013 and 2010 and prior accident years, commercial excess liability primarily in the 2013 accident year and specialty risk programs primarily in the 2015 and prior accident years, partially offset by net favorable development in the medical professional liability and primary/excess commercial property lines of business primarily in the 2016 accident years. The Specialty Commercial Segment reported $3.8 million of net catastrophe losses during the year ended December 31, 2017, of which $1.3 million was attributable to Hurricane Harvey, as compared to $1.6 million of net catastrophe losses during the same period of 2016. The Specialty Commercial Segment reported a net expense ratio of 23.7% during the year ended December 31, 2017 as compared to 25.3% for the same period of 2016. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned as well as increased ceding commission in our Specialty Commercial operating unit.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $78.2 million for the year ended December 31, 2017, which was $1.3 million, or 2%, more than the $76.9 million reported for the same period in 2016. The gross premiums written for the Standard Commercial P&C operating unit increased $6.8 million, offset by a decrease of $5.0 million due to the discontinued marketing of new and renewal occupational accident policies and a $0.5 million decrease in gross premiums written due to the discontinued marketing of workers compensation policies. Net premiums written were $69.3 million for the year ended December 31, 2017 as compared to $68.5 million reported for the same period in 2016. The net premiums written include a $5.6 million increase in our Standard Commercial P&C operating unit for the year ended December 31, 2017 as compared to the same period during 2016, offset by a decrease in premium volume of $4.8 million due to the discontinued marketing of new and renewal occupational accident policies. The net premiums written in our Standard Commercial P&C Operating unit includes the impact of $0.7 million of ceded reinstatement premium attributable to Hurricane Harvey.

Total revenue for the Standard Commercial Segment of $70.3 million for the year ended December 31, 2017 was $1.7 million less than the $72.0 million reported during the year ended December 31, 2016. This 2% decrease in total revenue was mostly due to a $1.3 million decrease in net premiums earned primarily as a result of a $4.8 million decrease in net premiums earned due to the discontinued marketing of new and renewal occupational accident policies, partially offset by $3.5 million higher net premiums earned in our Standard Commercial P&C operating unit due to increased premium production, which includes the impact of $0.7 million of ceded reinstatement premium attributable to Hurricane Harvey. Further contributing to the decrease in revenue was lower commission and fees of $0.8 million, partially offset by higher net investment income of $0.4 million for the year ended December 31, 2017 as compared to the same period in 2016.

Our Standard Commercial Segment reported pre-tax income of $2.4 million for the year ended December 31, 2017 was $6.5 million lower than the $8.9 million reported for the same period of 2016. Higher loss and LAE of $4.1 million was the primary driver for the lower pre-tax income, as well as higher operating expenses of $0.7 million and the decreased revenue discussed above.

The net loss ratio for the year ended December 31, 2017 was 68.3% as compared to the 61.0% reported for the year ended December 31, 2016. The gross loss ratio before reinsurance was 63.3% for the year ended December 31, 2017 as compared to 59.6% for the prior year. Our Standard Commercial Segment’s net loss ratio included 4.9 additional loss ratio points attributable to the discontinued workers compensation and occupational accident business for the year ended December 31, 2017 as compared to 1.7 fewer loss ratio points for the same period the prior year. During the year ended December 31, 2017 the Standard Commercial Segment reported favorable prior year net loss reserve development of $1.0 million as compared to favorable prior year net loss reserve development of $9.9 million for the same period of 2016. During 2017, our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2016 and prior accident years, partially offset by net unfavorable development in the 2016 and prior accident years in the occupational accident line of business. The Standard Commercial Segment reported $3.6 million of net catastrophe losses during the year ended December 31, 2017, of which $1.7 million was attributable to Hurricane Harvey, as compared to $8.4 million of net catastrophe losses during the same period of 2016. The Standard Commercial Segment reported a net expense ratio of 34.5% for the year ended December 31, 2017 as compared to 33.0% for the same period of 2016. The increase in the expense ratio is primarily due to increased salary and related expense of $0.9 million and increased other general expenses of $0.6 million primarily due to investments in technology, as well as the decreased earned premium.

Personal Segment.

Gross premiums written for the Personal Segment were $61.2 million for the year ended December 31, 2017, which was $22.1 million less than the $83.3 million reported for the same period in 2016. Net premiums written for our Personal Segment were $31.3 million for the year ended December 31, 2017, which was a decrease of $13.0 million from the $44.3 million reported for the same period of 2016. The decline in gross and net written premiums was primarily due to the intentional reduction in certain underperforming portions of this business to address loss ratio performance.

Total revenue for the Personal Segment decreased 19% to $40.4 million for the year ended December 31, 2017 from $49.8 million for the same period during 2016. The decrease in revenue was primarily due to lower net premiums earned of $8.2 million as a result of lower net premium volume discussed above, lower finance charges of $1.1 million and lower net investment income of $0.1 million.

Our Personal Segment reported a pre-tax loss of $3.1 million for the year ended December 31, 2017 as compared to pre-tax loss of $6.8 million for the same period of 2016. The lower pre-tax loss was the result of decreased losses and LAE of $13.3 million, partially offset by higher operating expenses of $0.2 million and the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 84.0% for the year ended December 31, 2017 as compared to 98.7% for the same period of 2016. The gross loss ratio before reinsurance was 80.1% for the year ended December 31, 2017 as compared to 94.8% for the same period in 2016. The lower gross and net loss ratios were primarily the result of lower unfavorable prior year net loss reserve development of $0.6 million for the year ended December 31, 2017 as compared to unfavorable development of $5.0 million for the same period in the prior year, as well as lower current accident year loss trends. During 2017, net unfavorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2016, 2014, 2013 and 2010 and prior accident years, partially offset by favorable development in the 2015 and 2011 accident years. The Personal Segment reported $0.3 million of net catastrophe losses for the year ended December 31, 2017, of which $0.1 million was attributable to Hurricane Harvey, as compared to $1.0 million of net catastrophe losses during the same period of 2016. The Personal Segment reported a net expense ratio of 29.3% for the year ended December 31, 2017 as compared to 21.5% for the same period of 2016. The increase in the expense ratio was due predominately to lower finance charges and lower net premiums earned.

Corporate.

Total revenue for Corporate decreased by $1.5 million for the year ended December 31, 2017 as compared to the same period the prior year. This decrease in total revenue was due to lower net investment income of $1.6 million, and higher other-than-temporary impairments of the investment portfolio of $3.0 million, partially offset by a $3.2 million increase in net realized gains recognized on our investment portfolio for the year ended December 31, 2017 as compared to the same period of 2016.

Corporate pre-tax loss of $18.0 million for the year ended December 31, 2017 was unchanged from the same period of 2016. The pre-tax loss was primarily due to the decreased revenue discussed above, partially offset by lower operating expenses of $1.5 million. The lower operating expenses of $1.5 million were primarily a result of an additional $1.8 million earn-out payment in 2016 related to the previous acquisition of TBIC and lower salary and related expenses of $0.2 million for the year ended December 31, 2017 as compared to the same period during 2016, partially offset by higher professional service fees of $0.2 million and other operating expenses of $0.3 million.

Comparison of Years ended December 31, 2016 and December 31, 2015

Management overview. During fiscal 2016, our total revenues were $376.0 million, which was $3.6 million more than the $372.4 million in total revenues for fiscal 2015. During the year ended December 31, 2016, our income before tax was $8.5 million as compared to $31.9 million during the same period of 2015.

This increase in revenue was primarily attributable to higher net premiums earned, higher net investment income and higher commission and fee revenue, and lower other-than-temporary impairments on our investment portfolio, partially offset by lower realized gains recognized on our investment portfolio during fiscal 2016 as compared to fiscal 2015 and lower finance charges.

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

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $388.9 million for the year ended December 31, 2016, which was $37.9 million, or 11%, more than the $351.0 million reported for the same period in 2015. Net premiums written were $249.1 million for the year ended December 31, 2016 as compared to $241.8 million reported for the same period in 2015. The increase in gross and net premiums written was due to increased premium production in both our Contract Binding and our Specialty Commercial operating units.

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

Our Contract Binding operating unit reported a $16.5 million increase in loss and LAE due primarily to $11.3 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2016 as compared to $1.2 million of unfavorable prior year net loss reserve development recognized for the same period the prior year, as well as higher current accident year loss trends. Our Specialty Commercial operating unit reported a $2.1 million increase in loss and LAE which consisted of (a) a $1.6 million increase in loss and LAE attributable to our medical professional liability insurance products, (b) a $0.8 million increase in loss and LAE in our commercial umbrella and primary/excess liability line of business, (c) a $0.8 million increase in loss and LAE attributable to our primary/excess property insurance products, partially offset by (d) a $1.1 million decrease in loss and LAE attributable to our satellite launch insurance line of business due primarily to favorable current accident year loss trend. Our specialty programs reported a $1.9 million increase in loss and LAE due primarily to $0.7 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2016 as compared to $1.4 million of favorable prior year net loss reserve development recognized for the same period the prior year. The increase of $1.4 million in operating expense was the combined result of increased salary and related expenses of $3.8 million, higher travel related expenses of $0.2 million, higher occupancy and other expenses of $0.9 million and higher professional service fee expenses of $0.1 million, partially offset by lower production related expenses of $3.6 million due primarily to increased ceding commissions in our Specialty Commercial operating unit.

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

The net loss ratio for the year ended December 31, 2016 was 61.0% as compared to the 64.8% reported for the year ended December 31, 2015. The gross loss ratio before reinsurance was 59.6% for the year ended December 31, 2016 as compared to 63.4% for the prior year. The lower gross and net loss ratios resulted primarily from lower premium volume, lower current accident year non-catastrophe loss trends and increased favorable net loss reserve development partially offset by higher current accident year catastrophe losses. The net loss ratios for the year ended December 31, 2016 include $8.4 million of catastrophe related losses. The net loss ratios for the year ended December 31, 2015 include $7.8 million of catastrophe related losses. During the year ended December 31, 2016 and 2015, the Standard Commercial Segment reported favorable prior year net loss reserve development of $9.9 million and $7.4 million, respectively. During 2016, our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2011-2015 accident years and the 2009 and prior accident years, partially offset by net unfavorable development in the occupational accident line of business in the 2014 and 2015 accident years. Our Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years. The Standard Commercial Segment reported a net expense ratio of 33.0% for the year ended December 31, 2016 as compared to 32.6% for the same period of 2015. The increase in the expense ratio was primarily due to the runoff of our Workers Compensation operating unit and the discontinued marketing of new and renewal occupational accident policies during 2016.

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

The Personal Segment reported a net loss ratio of 98.7% for the year ended December 31, 2016 as compared to 88.6% for the same period in 2015. The gross loss ratio before reinsurance was 94.8% for the year ended December 31, 2016 as compared to 80.8% for the same period in 2015. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $5.0 million for the year ended December 31, 2016 as compared to unfavorable prior year net loss reserve development of $2.6 million for the same period of 2015, as well as higher current accident year loss trends. During 2016, our Specialty Personal Lines operating unit experienced net unfavorable development attributable to the 2015 and prior accident years in the private passenger auto liability line of business. The increase in operating expenses of $1.2 million was the combined result of $0.4 million increase in other operating expenses driven by our investment in technology, a $0.3 million increase in production related expenses, a $0.4 million increase in salary and related expenses and a $0.1 million increase in professional service fees and occupancy expenses. The Personal Segment reported a net expense ratio of 21.5% for the year ended December 31, 2016 as compared to 19.0% for the same period of 2015.

Corporate.

Total revenue for Corporate decreased by $1.8 million for the year ended December 31, 2016 as compared to the same period the prior year. This decrease in total revenue was due to lower net realized gains recognized on our investment portfolio of $3.3 million for the year ended December 31, 2016 as compared to the same period of 2015, partially offset by higher net investment income of $1.1 million and lower other-than-temporary impairments of $0.4 million.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2017, we had $11.8 million in unrestricted cash and cash equivalents, as well as $0.1 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $53.2 million of unrestricted cash and cash equivalents as well as $605.6 million in debt securities with an average modified duration of 1.6 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2018, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $19.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2017 and 2016 our insurance company subsidiaries paid $11.4 million and $10.5 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. During 2017 our insurance subsidiaries did not pay management fees to Hallmark or our non-insurance company subsidiaries. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.1 million and $1.3 million during 2016 and 2015, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2017, our insurance company subsidiaries reported statutory capital and surplus of $233.3 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”) As of December 31, 2017, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory premium-to-surplus percentage for the years ended December 31, 2017 and 2016 was 157% and 146%, respectively.

Comparison of December 31, 2017 to December 31, 2016

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2017 were $726.3 million compared to $733.8 million at December 31, 2016. The primary reasons for the decrease in unrestricted cash and investments were settlement of prior year investment trades, capital expenditures and repurchases of common stock, partially offset by cash flow from operations.

Comparison of Years Ended December 31, 2017 and December 31, 2016

Net cash provided by our consolidated operating activities was $7.2 million for the year ended December 31, 2017 compared to $30.9 million for the year ended December 31, 2016. The decrease in operating cash flow was primarily due to increased paid losses including timing of reinsurance claim settlements, lower collected net premiums and lower finance charges collected, partially offset by lower taxes paid, lower net paid operating expenses and higher collected net investment income.

Cash used in investing activities during the year ended December 31, 2017 was $16.8 million as compared to $58.2 million for the prior year. The decrease in cash used by investing activities during the year ended December 31, 2017 was comprised of an increase of $100.9 million in maturities, sales and redemptions of investment securities, a decrease in purchases of property and equipment of $1.6 million and an increase in transfers from restricted cash of $3.5 million, partially offset by an increase in purchases of debt and equity securities of $64.6 million.

Cash used in financing activities during the year ended December 31, 2017 was $5.1 million as a result of $5.3 million related to the repurchase of our common stock, partially offset by $0.2 million related to proceeds from the exercise of employee stock options. Cash used in financing activities during the year ended December 31, 2016 was $7.4 million as a result of $6.1 million related to the repurchase of our common stock and $1.8 million payment of the settlement of contingent consideration to the sellers of TBIC, partially offset by $0.5 million related to proceeds from the exercise of employee stock options.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility, which expires on June 30, 2018. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2018. As of December 31, 2017, we had no outstanding borrowings under Facility A.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost to provide a new $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. On November 1, 2016, we amended the Facility B Agreement with Frost to extend by one year the termination date for draws under Facility B and the maturity date for amounts outstanding thereunder. We paid Frost a commitment fee of $75,000 when Facility B was established and an additional $30,000 fee when Facility B was extended. On December 20, 2017, we entered into a Second Amendment to Second Restated Credit Agreement and a Second Amendment to Revolving Facility B Agreement with Frost. The Second Amendment to Second Restated Credit Agreement revised certain definitions in the Second Restated Credit Agreement. The Second Amendment to Revolving Facility B Agreement amended the Revolving Facility B Agreement to further extend by one year the termination date for draws thereunder and the maturity date for amounts outstanding thereunder.  During the fourth quarter of 2017 we accrued a $30,000 fee payable to Frost when Facility B was extended.

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of December 31, 2017, we had $30.0 million outstanding under Facility B.

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

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Hallmark Statutory Trust I (“Trust I”) as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.84% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bore an initial interest rate of 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2017, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 4.49% per annum.

Long-Term Contractual Obligations

Set forth below is a summary of long-term contractual obligations as of December 31, 2017. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain unpaid losses and LAE are ceded to others under reinsurance contracts and are, therefore, recoverable. Such potential recoverables are not reflected in the table.

	Estimated Payments by Period (in thousands)
	Total	2018	2019-2020	2021-2022	After 2023

Revolving credit facility payable	$30,000	$-	$3,214	$8,571	$18,215

Interest on revolving credit facility payable	8,477	1,607	3,127	2,352	1,391

Subordinated debt securities (1)	56,702	-	-	-	56,702

Interest on subordinated debt securities	56,751	3,063	6,125	6,125	41,438
Unpaid losses and LAE (2)	527,100	210,592	189,523	71,762	55,223
Operating leases (3)	8,462	2,398	4,402	1,662	-
Purchase obligations	6,067	3,650	1,965	452	-

(1)	The subordinated debt securities excludes unamortized debt issuance costs of $0.9 million.
(2)	The payout pattern for unpaid losses and LAE is based upon historical payment patterns and does not represent actual contractual obligations. The timing and amount ultimately paid will likely vary from these estimates.
(3)	Minimum payments have not been reduced by minimum sublease rentals of $35 thousand due in the future under non-cancelable subleases.

Based on 2018 budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to meet our projected insurance obligations, operational expenses and capital expenditure requirements for the next 12 months.

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

Interest rate risk. Our investment portfolio consists largely of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to these securities is interest rate risk. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. The fair value of our fixed-income securities as of December 31, 2017 was $605.7 million. The effective duration of our portfolio as of December 31, 2017 was 1.6 years. Should interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.6%, or $9.6 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would be expected to result in a 1.6%, or $9.6 million, increase in the fair value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage the credit risk by investing primarily in investment-grade securities and limiting our exposure to a single issuer. As of December 31, 2017, our fixed-income investments were in the following: U.S. Treasury bonds – 8.2%; municipal bonds – 22.2%; collateralized corporate bank loans –20.8%; corporate bonds – 46.1%; and mortgage-backed –2.7%. As of December 31, 2017, 79% of our fixed-income securities were rated investment-grade by nationally recognized statistical rating organizations.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2017 was with reinsurers having an A.M. Best rating of “A-” or better.

Equity price risk. Investments in equity securities and our other investments that are subject to equity price risk made up 8.4% of our portfolio as of December 31, 2017. The carrying values of equity securities and our other investments are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported fair value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The fair value of our equity securities and other investments as of December 31, 2017 was $55.6 million. The fair value of these securities would increase or decrease by $16.7 million assuming a hypothetical 30% increase or decrease in market prices as of the balance sheet date. This would increase or decrease stockholders’ equity by 4.3%. The selected hypothetical change does not reflect what should be considered the best or worst case scenario.

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

During the three month period ended December 31, 2017, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2017 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2017. The BDO USA, LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “ Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Hallmark Financial Services, Inc. and subsidiaries

Fort Worth, Texas

Opinion on Internal Control over Financial Reporting

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Dallas, Texas
March 14, 2018

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

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following financial statement schedules are included in this report:

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

Schedule III – Supplemental Insurance Information

Schedule IV – Reinsurance

Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations

(a)(3)	Exhibit Index

The following exhibits are either filed with this report or incorporated by reference:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

4.1	Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.2	Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.3	Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6	Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.7	Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

4.8	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.7 above).

4.9	Form of Capital Security Certificate (included in Exhibit 4.8 above).

4.10	Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 2, 2015).

4.11	First Amendment to Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 21, 2015).

4.12	Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 17, 2015 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 21, 2015).

4.13	First Amendment to Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2016).

4.14	Second Amendment to Second Restated Credit Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 20, 2017).

4.15	Second Amendment to Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 20, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 20, 2017).

10.1	Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed July 29, 2008).

10.2	First Amendment to Lease Agreement between BRI 1849 Legacy, LLC and Hallmark Financial Services, Inc. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 21, 2015).

10.3	Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.4	Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010).

10.5	First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 1, 2011).

10.6	Assignment and Assumption of Lease Agreement and Bill of Sale between Equitymetrix, LLC and Hallmark Financial Services, Inc. dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 2, 2016).

10.7	Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated March 25, 2009, as amended by First Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated February 3, 2010, Second Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated July 2, 2013, and Third Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated February 25, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 2, 2016).

10.8*	Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.9*	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

10.10*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.11*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.12*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K for the year ended December 31, 2013).

10.13*	Hallmark Financial Services, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.14*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.15*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.16*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed June 2, 2015).

10.17	Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.18	Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.19*	Letter agreement dated August 13, 2014, between Hallmark Financial Services, Inc. and Naveen Anand (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 15, 2014).

10.20*	Form of Confidentiality and Non-Solicitation Agreement dated May 29, 2015, between Hallmark Financial Services, Inc. and certain employees of the Company (incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2015).

21+	List of subsidiaries of the registrant.

23 (a)+	Consent of Independent Registered Public Accounting Firm.

23 (b)+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+		Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+		XBRL Instance Document.

101 SCH+		XBRL Taxonomy Extension Schema Document.

101 CAL+		XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+		XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+		XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+		XBRL Taxonomy Extension Definition Linkbase Document.

	*	Management contract or compensatory plan or arrangement.

	+	Filed herewith.

Item 16. Form 10–K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 14, 2018	By:	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President

Date:	March 14, 2018	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2018	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 14, 2018	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior
Vice President (Principal Financial Officer and Principal
Accounting Officer)

Date:	March 14, 2018	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 14, 2018	/s/ James H. Graves
James H. Graves, Director

Date:	March 14, 2018	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	March 14, 2018	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Hallmark Financial Services, Inc. and subsidiaries

Fort Worth, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hallmark Financial Services, Inc. (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Dallas, Texas

March 14, 2018

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hallmark Financial Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallmark Financial Services, Inc. and subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 9, 2017

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

($ in thousands)

	2017	2016
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $604,999 in 2017 and $597,784 in 2016)	$605,746	$597,457
Equity securities, available-for-sale, at fair value (cost; $30,253 in 2017 and $31,449 in 2016)	51,763	51,711
Other investments (cost; $3,763 in 2017 and $3,763 in 2016)	3,824	4,951
Total investments	661,333	654,119

Cash and cash equivalents	64,982	79,632
Restricted cash	2,651	7,327
Ceded unearned premiums	112,323	81,482
Premiums receivable	104,373	89,715
Accounts receivable	1,513	2,269
Receivable for securities	5,235	3,047
Reinsurance recoverable	182,928	147,821
Deferred policy acquisition costs	16,002	19,193
Goodwill	44,695	44,695
Intangible assets, net	10,023	12,491
Deferred federal income taxes, net	1,937	1,365
Federal income tax recoverable	7,532	3,951
Prepaid expenses	1,743	1,552
Other assets	13,856	13,801
Total assets	$1,231,126	$1,162,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $949 in 2017 and $1,001 in 2016)	55,753	55,701
Reserves for unpaid losses and loss adjustment expenses	527,100	481,567
Unearned premiums	276,642	241,254
Reinsurance balances payable	52,487	46,488
Pension liability	1,605	2,203
Payable for securities	7,488	14,215
Accounts payable and other accrued expenses	28,933	25,296
Total liabilities	980,008	896,724

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2017 and 2016	3,757	3,757
Additional paid-in capital	123,180	123,166
Retained earnings	136,474	148,027
Accumulated other comprehensive income	12,234	10,371
Treasury stock (2,703,803 shares in 2017 and 2,260,849 in 2016), at cost	(24,527)	(19,585)

Total stockholders’ equity	251,118	265,736

Total liabilities and stockholders’ equity	$1,231,126	$1,162,460

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2017, 2016 and 2015

($ in thousands, except per share amounts)

	2017	2016	2015
Gross premiums written	$604,156	$549,077	$514,223
Ceded premiums written	(238,573)	(187,248)	(157,279)
Net premiums written	365,583	361,829	356,944
Change in unearned premiums	(4,546)	(8,459)	(7,863)
Net premiums earned	361,037	353,370	349,081

Investment income, net of expenses	18,874	16,342	13,969
Net realized gains	5,672	2,519	5,826
Other-than-temporary impairments	(5,877)	(2,888)	(3,323)
Finance charges	3,867	4,977	5,952
Commission and fees	1,679	1,427	213
Other income	269	205	684

Total revenues	385,521	375,952	372,402

Losses and loss adjustment expenses	288,308	253,688	230,149
Operating expenses	106,805	106,769	103,993
Interest expense	4,512	4,549	3,906
Amortization of intangible assets	2,468	2,468	2,468

Total expenses	402,093	367,474	340,516

(Loss) income before tax	(16,572)	8,478	31,886
Income tax (benefit) expense	(5,019)	1,952	10,023

Net (loss) income	$(11,553)	$6,526	$21,863

Net (loss) income per share:
Basic	$(0.63)	$0.35	$1.14
Diluted	$(0.63)	$0.34	$1.13

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2017, 2016 and 2015

($ In thousands)

	2017	2016	2015
Net (loss) income	$(11,553)	$6,526	$21,863
Other comprehensive income (loss):
Change in net actuarial gain (loss)	548	(145)	43
Tax effect on change in net actuarial gain (loss)	(192)	51	(15)
Unrealized holding gains (losses) arising during the period	9,117	6,019	(10,191)
Tax effect on unrealized holding gains (losses) arising during the period	(3,191)	(2,107)	3,567
Reclassification adjustment for gains included in net income	(6,799)	(1,331)	(5,826)
Tax effect on reclassification adjustment for gains included in net income	2,380	466	2,039
Other comprehensive income (loss), net of tax	1,863	2,953	(10,383)

Comprehensive (loss) income	$(9,690)	$9,479	$11,480

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017, 2016 and 2015

(In thousands)

	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Number of Shares	Total Stockholders' Equity

Balance at January 1, 2015	20,873	$3,757	$123,194	$119,638	$17,801	$(12,353)	1,655	$252,037

Acquisition of treasury stock	-	-	-	-	-	(2,532)	221	(2,532)
Equity incentive plan activity	-	-	383	-	-	-	-	383
Shares issued under employee benefit plans	-	-	(97)	-	-	755	(100)	658
Net income	-	-	-	21,863	-	-	-	21,863
Other comprehensive loss, net of tax	-	-	-	-	(10,383)	-	-	(10,383)

Balance at December 31, 2015	20,873	$3,757	$123,480	$141,501	$7,418	$(14,130)	1,776	$262,026

Acquisition of treasury stock	-	-	-	-	-	(6,117)	562	(6,117)
Equity incentive plan activity	-	-	(118)	-	-	-	-	(118)
Shares issued under employee benefit plans	-	-	(196)	-	-	662	(77)	466
Net income	-	-	-	6,526	-	-	-	6,526
Other comprehensive income, net of tax	-	-	-	-	2,953	-	-	2,953

Balance at December 31, 2016	20,873	$3,757	$123,166	$148,027	$10,371	$(19,585)	2,261	$265,736

Acquisition of treasury stock	-	-	-	-	-	(5,308)	484	(5,308)
Equity incentive plan activity	-	-	149	-	-	-	-	149
Shares issued under employee benefit plans	-	-	(135)	-	-	366	(41)	231

Net loss	-	-	-	(11,553)	-	-	-	(11,553)
Other comprehensive income, net of tax	-	-	-	-	1,863	-	-	1,863

Balance at December 31, 2017	20,873	$3,757	$123,180	$136,474	$12,234	$(24,527)	2,704	$251,118

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017, 2016 and 2015

($ in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(11,553)	$6,526	$21,863

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization expense	4,715	3,894	3,516
Deferred federal income taxes	(1,575)	405	(1,030)
Net realized gains	(5,672)	(2,519)	(5,826)
Other-than-temporary impairments	5,877	2,888	3,323
Share-based payments expense	149	(118)	383
Change in ceded unearned premiums	(30,841)	(16,388)	(11,718)
Change in premiums receivable	(14,658)	(6,339)	(12,373)
Change in accounts receivable	756	(264)	1,136
Change in deferred policy acquisition costs	3,191	1,173	380
Change in unpaid losses and loss adjustment expenses	45,533	30,689	35,743
Change in unearned premiums	35,388	24,847	19,581
Change in reinsurance recoverable	(35,107)	(33,534)	(4,568)
Change in reinsurance balances payable	5,999	12,747	7,338
Change in current federal income tax recoverable	(3,581)	(2,172)	(2,747)
Change in all other liabilities	3,091	3,586	(1,368)
Change in all other assets	5,487	5,433	(697)
Net cash provided by operating activities	7,199	30,854	52,936
Cash flows from investing activities:
Purchases of property and equipment	(2,705)	(4,340)	(3,608)
Net transfers from restricted cash	4,676	1,195	3,392
Purchases of investment securities	(305,930)	(241,374)	(265,482)
Maturities, sales and redemptions of investment securities	287,187	186,286	169,409
Net cash used in investing activities	(16,772)	(58,233)	(96,289)
Cash flows from financing activities:
Activity under revolving credit facility, net	-	-	30,000
Payment of debt issuance costs	-	-	(96)
Payment of contingent consideration	-	(1,784)	(1,216)
Proceeds from exercise of employee stock options	231	466	658
Purchase of treasury shares	(5,308)	(6,117)	(2,532)
Net cash (used in) provided by financing activities	(5,077)	(7,435)	26,814
Decrease in cash and cash equivalents	(14,650)	(34,814)	(16,539)
Cash and cash equivalents at beginning of year	79,632	114,446	130,985

Cash and cash equivalents at end of year	$64,982	$79,632	$114,446

Supplemental cash flow information:
Interest paid	$4,506	$4,287	$3,906
Income taxes paid	$137	$3,718	$13,800

Supplemental schedule of non-cash activities:
Change in receivable for securities related to investment disposals that settled after the balance sheet date	$(2,188)	$7,377	$(9,492)
Change in payable for securities related to investment purchases that settled after the balance sheet date	$(6,727)	$13,118	$(224)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through subsidiaries whose operations are organized into product-specific operating units that are supported by our insurance company subsidiaries. Our Contract Binding operating unit handles primarily commercial insurance products and services and is comprised of Hallmark Specialty Underwriters, Inc. (“HSU”), Pan American Acceptance Corporation (“PAAC”) and TGA Special Risk, Inc. (“TGASRI”). Our Specialty Commercial operating unit offers (i) general aviation insurance products and services, (ii) low and middle market commercial umbrella and excess liability insurance, (iii) medical and financial professional liability insurance products and services, (iv) satellite launch insurance products, and (v) primary/excess commercial property coverages for both catastrophe and non-catastrophe exposures. Certain specialty programs are also managed by our Specialty Commercial operating unit. Our Specialty Commercial operating unit is comprised of Aerospace Insurance Managers, Inc. (“Aerospace Insurance Managers”), Aerospace Special Risk, Inc. (“ASRI”), Aerospace Claims Management Group, Inc. (“ACMG”), Heath XS, LLC (“HXS”) and Hardscrabble Data Solutions, LLC (“HDS”). Our Standard Commercial P&C operating unit handles commercial insurance products and services and is comprised of American Hallmark Insurance Services, Inc. (“American Hallmark Insurance Services”) and Effective Claims Management, Inc. (“ECM”). Our Workers Compensation operating unit specializes in small and middle market workers compensation business and is comprised of TBIC Holding Corporation, Inc. (“TBIC Holding”), Texas Builders Insurance Company (“TBIC”) and TBIC Risk Management (“TBICRM”). Effective July 1, 2015, this operating unit ceased marketing or retaining any risk on new or renewal policies. Our Specialty Personal Lines operating unit handles personal insurance products and services and is comprised of American Hallmark General Agency, Inc. (“AHGA”) and Hallmark Claims Services, Inc. (“HCS”). Our insurance company subsidiaries supporting these operating units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and TBIC.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

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

Years ended December 31, 2017, 2016, and 2015

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

Revolving Credit Facility Payable: Our revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of December 31, 2017 and December 31, 2016.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 3.6% to 4.2% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated debt securities: Our trust preferred securities are reported at carry value of $55.8 million and $55.7 million, and had a fair value of $43.7 million and $44.2 million, as of December 31, 2017 and 2016, respectively. The fair value of our trust preferred securities is based on discounted cash flows using current yields to maturity of 8.0% and 8.0% as of December 31, 2017 and 2016, respectively, which are based on similar issues to discount future cash flows and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Realized investment gains and losses are recognized in operations on the first in-first out method.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts held in restricted accounts as collateral for certain reinsurance arrangements with unaffiliated insurance companies, as well as premiums we collect from customers and, after deducting authorized commissions, remit to third party insurers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed to the third party insurer.

Premiums Receivable

Premiums receivable represent amounts due from policyholders or independent agents for premiums written and uncollected. These balances are carried at net realizable value.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Reinsurance

We are routinely involved in reinsurance transactions with other companies. Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. (See Note 7.)

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2017, 2016 and 2015, we deferred $31.1 million, $37.9 million and $32.3 million of policy acquisition costs and amortized $34.3 million, $39.1 million and $32.7 million of deferred policy acquisition costs, respectively. Therefore, the net (amortization) deferrals of policy acquisition costs were ($3.2) million, ($1.2) million and ($0.4) million for 2017, 2016 and 2015, respectively.

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

Years ended December 31, 2017, 2016, and 2015

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

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $24.9 million and $22.2 million, at December 31, 2017 and 2016, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years) or the life of the lease, whichever is shorter. Depreciation expense for 2017, 2016 and 2015 was $2.2 million, $1.4 million and $1.0 million, respectively. Accumulated depreciation was $17.3 million and $15.1 million at December 31, 2017 and 2016, respectively.

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

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2017 and 2016. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $7.6 million, $9.8 million and $11.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period. Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

Finance Charges

We receive premium installment fees for each direct bill payment from policyholders. Installment fee income is classified as finance charges on the consolidated statement of operations and is recognized as the fee is invoiced.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Relationship with Third Party Insurers

Through December 31, 2005, our Standard Commercial P&C operating unit marketed policies on behalf of Clarendon National Insurance Company (“Clarendon”), a third-party insurer. Through December 31, 2008, all business of our Contract Binding operating unit was produced under a fronting agreement with member companies of the Republic Group (“Republic”), a third-party insurer. These insurance contracts on third party paper are accounted for under agency accounting. Ceding commissions and other fees received under these arrangements were classified as unearned commission revenue until earned pro rata over the terms of the policies.

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

	Treaty Effective Dates
	7/1/2001	7/1/2002	7/1/2003	7/1/2004	7/1/2005
Provisional loss ratio	60.0%	59.0%	59.0%	64.2%	64.2%
Estimated ultimate loss ratio recorded at December 31, 2017	63.5%	64.5%	61.2%	66.2%	61.4%

As of December 31, 2017, we had a net payable of $0.3 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

The following table details the profit sharing commission revenue provisional loss ratio compared to the estimated ultimate loss ratio for the effective quota share treaty between the Contract Binding operating unit and Republic.

	Treaty Effective Dates
	1/1/2006	1/1/2007	1/1/2008
Provisional loss ratio	65.0%	65.0%	65.0%
Estimated ultimate loss ratio recorded at December 31, 2017	59.4%	65.6%	61.4%

As of December 31, 2017, we had a net payable of $0.5 million on these profit share treaties. The payable or receivable is the difference between the cash received to date and the recognized commission revenue based on the estimated ultimate loss ratio.

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

Years ended December 31, 2017, 2016, and 2015

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. Among many changes resulting from TCJA, the new law (i) reduces the corporate tax rate to 21% effective January 1, 2018, (ii) eliminates the corporate alternative minimum tax for tax years beginning after December 31, 2017, (iii) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (iv) modifies the computation of loss reserve discounting for tax purposes, (v) modifies the recognition of income rules by requiring the recognition of income for certain items no later than the tax year in which an item is taken into account as income on an applicable financial statement and (vi) significantly modifies the United States international tax system. Net loss for the year ended December 31, 2017 included a charge of $1.3 million from the revaluation of deferred tax balances from a 35% statutory tax rate to the new 21% statutory tax rate as a result of TCJA.

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares potentially issuable (in periods in which they have a dilutive effect), primarily from stock options. (See Notes 11 and 13.)

Adoption of New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance was effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Effective January 2017, we adopted this new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. Adoption of this guidance did not have a material impact on our financial results or disclosures. We elect to account for forfeitures as they occur.

Recently Issued Accounting Pronouncements

On February 14, 2018, the FASB issued ASU 2018-02, ”Income Statement- Reporting Comprehensive Income (Topic 220)” providing updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (AOCI) resulting from the TCJA. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company expects to adopt the updated guidance effective January 1, 2018. The anticipated reclassification of the stranded tax effects out of AOCI and into retained earnings is $2.6 million. The adoption will not affect the Company's results of operations, financial position, or liquidity.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on our financial results and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The purpose of ASU 2016-18 is to eliminate the diversity in classifying and presenting changes in restricted cash in the statement of cash flows. The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows, thereby no longer requiring transactions such as transfers between restricted and unrestricted cash to be treated as a cash flow activity. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The new guidance is effective fiscal years beginning after December 15, 2017, and interim periods within that fiscal year, with early adoption permitted. The Company expects the adoption of this new guidance to have a material impact on its statement of cash flows as restricted cash will be removed from the investing section and become a component of cash and cash equivalents.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We do not expect the impact from the adoption of ASU 2016-15 to be material to our financial results and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We do not anticipate that this standard will have a material impact on our results of operations since most of our leases are for office space with standard lease terms. However, we anticipate an increase to the value of our assets and liabilities related to leases, with no material impact to equity.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will also require us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have evaluated the impact of this standard and estimate no impact on shareholders’ equity from the cumulative reclassification adjustment to retained earnings for unrealized gains (losses) as of the adoption date. However, we anticipate the standard will increase the volatility of our consolidated statements of income, resulting from the remeasurement of our equity investments.

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to property business written as a cover-holder through a Lloyds Syndicate will be subject to this updated guidance. We have evaluated the impact this guidance will have on our financial results and disclosures and do not anticipate such impact being material based on the limited revenue streams subject to the guidance.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

2.	Investments:

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and obligations of U.S. Government	$50,088	$7	$(148)	$49,947
Corporate bonds	278,611	1,204	(742)	279,073
Collateralized corporate bank loans	125,536	702	(301)	125,937
Municipal bonds	134,052	709	(505)	134,256
Mortgage-backed	16,712	37	(216)	16,533

Total debt securities	604,999	2,659	(1,912)	605,746

Total equity securities	30,253	23,014	(1,504)	51,763

Total other investments	3,763	61	-	3,824

Total investments	$639,015	$25,734	$(3,416)	$661,333

As of December 31, 2016

U.S. Treasury securities and obligations of U.S. Government	$41,976	$66	$(20)	$42,022
Corporate bonds	224,915	1,722	(575)	226,062
Collateralized corporate bank loans	105,220	959	(170)	106,009
Municipal bonds	165,900	956	(2,961)	163,895
Mortgage-backed	59,773	49	(353)	59,469

Total debt securities	597,784	3,752	(4,079)	597,457

Total equity securities	31,449	21,052	(790)	51,711

Total other investments	3,763	1,188	-	4,951

Total investments	$632,996	$25,992	$(4,869)	$654,119

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2017	2016	2015

U.S. Treasury securities and obligations of U.S. Government	$566	$594	$670
Corporate bonds	7,839	5,573	1,435
Collateralized corporate bank loans	4,302	3,190	4,727
Municipal bonds	4,633	5,442	5,901
Mortgage-backed	1,049	1,320	1,288
Equity securities	871	638	673
Other investments	-	-	-
Cash and cash equivalents	706	277	148
	19,966	17,034	14,842
Investment expenses	(1,092)	(692)	(873)

Investment income, net of expenses	$18,874	$16,342	$13,969

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2017 or 2016.

Major categories of net realized gains (losses) on investments are summarized as follows (in thousands):

	Twelve Months Ended December 31
	2017	2016	2015

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-
Corporate bonds	(468)	(264)	-
Collateralized corporate bank loans	79	(86)	126
Municipal bonds	195	(189)	(83)
Mortgage-backed	(9)	(1)	240
Equity securities	7,002	1,871	5,543
Gain on investments	6,799	1,331	5,826
Unrealized (loss) gain on other investments	(1,127)	1,188	-
Other-than-temporary impairments	(5,877)	(2,888)	(3,323)

Net realized (losses) gains	$(205)	$(369)	$2,503

We realized gross gains on investments of $8.0 million, $2.1 million, and $6.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. We realized gross losses on investments of $1.2 million, $0.8 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. We recorded proceeds from the sale of investment securities of $29.1 million, $28.5 million and $51.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2017 and December 31, 2016 (in thousands):

	As of December 31, 2017
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$28,825	$(145)	$1,997	$(3)	$30,822	$(148)
Corporate bonds	176,061	(736)	2,378	(6)	178,439	(742)
Collateralized corporate bank loans	30,008	(280)	2,517	(21)	32,525	(301)
Municipal bonds	35,200	(370)	8,917	(135)	44,117	(505)
Mortgage-backed	6,419	(127)	1,415	(89)	7,834	(216)
Total debt securities	276,513	(1,658)	17,224	(254)	293,737	(1,912)

Total equity securities	8,375	(1,504)	-	-	8,375	(1,504)

Total other investments	-	-	-	-	-	-

Total investments	$284,888	$(3,162)	$17,224	$(254)	$302,112	$(3,416)

	As of December 31, 2016
	12 months or less		Longer than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$7,037	$(20)	$-	$-	$7,037	$(20)
Corporate bonds	86,592	(575)	-	-	86,592	(575)
Collateralized corporate bank loans	2,637	(7)	8,314	(163)	10,951	(170)
Municipal bonds	70,633	(1,327)	13,574	(1,634)	84,207	(2,961)
Mortgage-backed	29,475	(348)	2,430	(5)	31,905	(353)
Total debt securities	196,374	(2,277)	24,318	(1,802)	220,692	(4,079)

Total equity securities	4,109	(483)	2,037	(307)	6,146	(790)

Total other investments	-	-	-	-	-	-

Total investments	$200,483	$(2,760)	$26,355	$(2,109)	$226,838	$(4,869)

At December 31, 2017, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. At December 31, 2016, the gross unrealized losses more than twelve months old were attributable to 28 debt security positions and one equity position. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at December 31, 2017 were due predominately to normal market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

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

Also, as a result of the challenging market conditions, we expect the volatility in the valuation of our equity securities to continue in the foreseeable future. This volatility may lead to changes regarding retention strategies for certain equity securities.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We recognized other-than-temporary losses on our debt securities portfolio of $5.9 million during 2017, all related to credit losses (none of the impairments were interest related) on certain senior and subordinated municipal bonds concentrated in Puerto Rico.  The fair value of the impaired securities was $4.4 million at December 31, 2017.

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

Details regarding the carrying value of the other invested assets portfolio as of December 31, 2017 and 2016 were as follows:

	2017	2016

Investment Type
Equity warrant	$3,824	$4,951
Total other investments	$3,824	$4,951

We acquired this equity warrant in an active market and it entitles us to buy the underlying common stock of a publicly traded company at a fixed exercise price until the expiration date of January 19, 2021.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The amortized cost and estimated fair value of debt securities at December 31, 2017 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$116,027	$116,060
Due after one year through five years	308,477	308,829
Due after five years through ten years	123,518	124,168
Due after ten years	40,265	40,156
Mortgage-backed	16,712	16,533
	$604,999	$605,746

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $26.2 million at December 31, 2017 and a carrying value of $21.1 million at December 31, 2016.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 (in thousands).

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$49,947	$-	$49,947
Corporate bonds	-	278,760	313	279,073
Collateralized corporate bank loans	-	125,937	-	125,937
Municipal bonds	-	131,433	2,823	134,256
Mortgage-backed	-	16,533	-	16,533
Total debt securities	-	602,610	3,136	605,746

Total equity securities	51,142	-	621	51,763

Total other investments	3,824	-	-	3,824
Total investments	$54,966	$602,610	$3,757	$661,333

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$42,022	$-	$42,022
Corporate bonds	-	226,062	-	226,062
Collateralized corporate bank loans	-	106,009	-	106,009
Municipal bonds	-	158,216	5,679	163,895
Mortgage-backed	-	59,469	-	59,469
Total debt securities	-	591,778	5,679	597,457

Total equity securities	51,445	-	266	51,711

Total other investments	4,951	-	-	4,951
Total investments	$56,396	$591,778	$5,945	$654,119

Due to significant unobservable inputs into the valuation model for certain municipal bonds, one corporate bond and one equity security as of December 31, 2017 and certain municipal bonds and one equity security as of December 31, 2016, we classified these as level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. The equity security classified as Level 3 in the fair value hierarchy is an investment in a non-public entity. Given the size of this investment and since there was not an observable market for the security, we estimated its fair value as the fair value on the date we acquired the investment. Significant changes in the unobservable inputs in the fair value measurement of these securities could result in a significant change in the fair value measurement.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2017 and 2016 (in thousands).

	2017	2016
Beginning balance as of January 1	$5,945	$14,087
Sales	-	-
Settlements	(579)	(8,825)
Purchases	775	-
Issuances	-	-
Total realized/unrealized gains included in net income	616	417
Net gain included in other comprehensive income	-	-
Transfers into Level 3	-	266
Transfers out of Level 3	(3,000)	-

Ending balance as of December 31	$3,757	$5,945

The transfer out of Level 3 during 2017 was due to one auction rate municipal bond that previously did not have a successful auction and, therefore, was classified as Level 3 prior to the fourth quarter of 2017. As of December 31, 2017, this security had a successful auction at par. We account for transfers as they occur.

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

On September 15, 2015, we executed Amendment No. 1 to the sale agreement with the Purchaser. Pursuant to the Amendment, the Purchaser agreed to pay us an additional $115,000 and administer the run-off of all of our workers compensation policies and claims in perpetuity or through final conclusion (rather than for three years as contemplated by the original agreement) in consideration of us assigning to Purchaser the commission on all unearned premiums on such policies as of July 1, 2015. We recorded an additional gain of $0.4 million during the third quarter of 2015 in Other Income in the Consolidated Statement of Operations as a result of this Amendment No.1.

Goodwill is tested for impairment at the reporting unit level (operating unit or one level below an operating unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2017 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; Contract Binding operating unit - $19.9 million; Specialty Commercial operating unit- $17.4 million (comprised of $7.7 million for the primary/excess and umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2017 and determined that there was no impairment.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflected an improved premium rate environment across most of our lines of business that continued throughout 2017. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment and improvement in mix of business to better performing products. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience (including factors such as prior year loss reserve development), expectations of future performance (including premium growth rates, premium rate increases and loss costs), expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2017, 2016, and 2015, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2017	2016
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(24,276)	(22,038)
Tradename	(2,618)	(2,388)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(34,361)	(31,893)
Total net carrying amount	$10,023	$12,491

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2018	$2,468
2019	$2,468
2020	$2,468
2021	$503
2022	$501

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

5.	Other Assets:

The following table details our other assets as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Profit sharing commission receivable	$252	$251
Credit Facility B issuance costs	122	109
Accrued investment income	4,859	4,599
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	6,726	6,947
Other assets	195	193
	$13,856	$13,801

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

6.	Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2017	2016	2015

Balance at January 1	$481,567	$450,878	$415,135
Less reinsurance recoverable	123,237	102,791	91,943
Net balance at January 1	358,330	348,087	323,192

Incurred related to:
Current year	248,203	246,080	237,102
Prior years	40,105	7,608	(6,953)
Total incurred	288,308	253,688	230,149

Paid related to:
Current year	92,873	93,067	83,132
Prior years	181,277	150,378	122,122
Total paid	274,150	243,445	205,254

Net balance at December 31	372,488	358,330	348,087

Plus reinsurance recoverable	154,612	123,237	102,791
Balance at December 31	$527,100	$481,567	$450,878

The $40.1 million unfavorable net development, $7.6 million unfavorable net development and $7.0 million favorable net development in prior accident years recognized in 2017, 2016 and 2015, respectively, represent changes in our loss reserve estimates. In 2017 and 2016, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. The unfavorable prior year reserve development during the twelve months ended December 31, 2017 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial auto lines of business within our Contract Binding operating unit, which was representative of industry trends. In 2015, the aggregate loss reserve estimates for prior years were decreased to reflect favorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be less than the previous estimates. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	December 31,
	2017	2016

Specialty Commercial Segment	$40,477	$12,502
Standard Commercial Segment	(970)	(9,901)
Personal Segment	598	5,007
Corporate	-	-
Total unfavorable net prior year development	$40,105	$7,608

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following describes the primary factors behind each segment’s prior accident year loss reserve development for the years ended December 31, 2017 and 2016:

Year ended December 31, 2017:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net unfavorable development in the 2016 and prior accident years primarily driven by the continued emergence of increased frequency and severity trends in the commercial auto lines of business. Our Specialty Commercial operating unit experienced net unfavorable development in general aviation primarily in the 2016, 2013 and 2011 and prior accident years, commercial excess liability primarily in the 2013 accident year and specialty risk programs primarily in the 2015 and prior accident years, partially offset by net favorable development in the medical professional liability and primary/excess commercial property lines of business primarily in the 2016 accident years.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2016 and prior accident years, partially offset by unfavorable development in the 2016 and prior accident years in the occupational accident line of business.

•	Personal Segment. Net unfavorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2016, 2014, 2013 and 2010 and prior accident years, partially offset by favorable development in the 2015 and 2011 accident years.

Year ended December 31, 2016:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net unfavorable development primarily in commercial auto liability in the 2014, 2013, 2012 and 2009 and prior accident years. Our Specialty Commercial operating unit experienced net favorable development primarily in the general aviation and commercial excess liability, partially offset by net unfavorable development in our medical professional liability lines of business and specialty risk programs.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2011-2015 accident years and the 2009 and prior accident years, partially offset by net unfavorable development in the occupational accident line of business in the 2014 and 2015 accident years. Our Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.

•	Personal Segment. Our Specialty Personal Lines operating unit experienced net unfavorable development attributable to the 2015 and prior accident years in the private passenger auto liability line of business.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Short-Duration Contract Disclosures

ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944), requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. We have evaluated the disaggregation criteria and concluded that the basis for our disaggregation of this information is by each of our three reportable segments. See Note 10, “Segment Information,” for additional information regarding our three reportable segments.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

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

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance for our three reportable segments, our Specialty Commercial Segment, our Standard Commercial Segment and our Personal Segment. The incurred and paid losses by accident year information presented for all segments in the below tables for calendar years prior to 2016 is required supplementary information and is unaudited. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2017 ($ in thousands):

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Specialty Commercial Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
Accident Year	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims
	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017

2008	$55,617	$56,150	$58,143	$57,923	$56,579	$55,157	$55,425	$55,457	$55,864	$56,272	$(534)	7,373
2009		60,950	62,679	61,196	59,471	59,831	59,635	59,988	61,361	61,761	60	5,459
2010			74,187	78,089	75,695	77,593	78,003	77,972	77,631	78,253	900	5,001
2011				88,679	87,558	91,059	90,713	89,737	87,793	87,833	1,102	5,790
2012					106,371	111,253	111,841	115,709	116,320	117,925	1,094	7,339
2013						140,546	135,114	137,230	143,983	150,177	1,742	9,210
2014							144,996	133,464	138,842	144,728	1,260	10,076
2015								147,304	146,610	162,616	8,213	10,826
2016									151,494	157,836	21,557	11,358
2017										170,622	64,261	10,227

									Total	$1,188,023

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$24,134	$37,803	$44,903	$51,280	$53,723	$53,577	$54,080	$54,909	$55,372	$56,094
2009		21,259	34,411	45,757	53,135	56,791	57,641	59,149	60,785	61,202
2010			24,818	45,234	58,139	68,625	73,398	74,513	75,787	76,906
2011				27,454	53,509	71,697	80,004	83,787	84,936	85,845
2012					37,655	60,923	82,066	97,680	109,060	113,909
2013						40,475	76,366	101,725	126,025	139,759
2014							42,097	73,631	99,521	123,649
2015								39,515	74,906	125,514
2016									41,397	84,616
2017										45,477
									Total	$912,971
All outstanding liabilities before 2008, net of reinsurance										384
Liabilities for claims and claim adjustment expenses, net of reinsurance										$275,436

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Standard Commercial Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
Accident Year	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims
	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017

2008	$49,452	$47,557	$46,762	$45,556	$42,758	$41,597	$40,387	$40,001	$39,195	$38,294	$701	3,256
2009		44,719	45,674	46,772	46,778	45,970	44,159	43,851	43,107	42,168	1,082	2,635
2010			45,263	45,235	44,847	43,164	43,459	42,426	42,175	42,880	1,265	2,914
2011				60,236	56,489	55,156	49,268	47,266	47,423	46,841	2,038	4,370
2012					51,998	52,554	48,222	45,990	44,272	42,986	2,505	3,219
2013						55,482	57,528	56,703	53,174	52,076	4,317	3,920
2014							55,488	55,808	53,568	53,882	5,602	3,555
2015								49,571	49,857	50,053	8,768	3,165
2016									46,880	48,182	11,673	2,779
2017										41,393	18,099	2,330

									Total	$458,755

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$17,182	$25,624	$29,058	$32,523	$34,056	$34,762	$35,360	$36,276	$36,859	$37,002
2009		15,242	28,313	32,075	35,818	38,316	40,389	40,575	40,629	40,835
2010			21,302	28,342	30,957	33,428	37,166	39,115	39,706	40,937
2011				24,899	35,119	38,909	40,301	41,140	42,441	43,680
2012					23,445	32,203	34,789	37,191	38,526	40,408
2013						23,123	36,411	41,809	44,475	46,756
2014							24,255	37,122	41,514	45,779
2015								19,085	34,245	38,302
2016									21,508	32,006
2017										16,755
									Total	$382,460
All outstanding liabilities before 2008, net of reinsurance										1,824
Liabilities for claims and claim adjustment expenses, net of reinsurance										$78,119

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Personal Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
Accident Year	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims
	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017

2008	$36,247	$36,976	$38,329	$39,412	$39,793	$40,170	$40,239	$40,324	$40,369	$40,401	$-	17,354
2009		40,436	42,092	46,244	47,977	48,930	49,694	49,772	49,891	49,971	-	21,054
2010			63,862	78,294	80,765	84,724	83,903	84,252	84,591	84,808	-	30,180
2011				75,746	77,652	87,810	86,757	86,804	86,948	86,853	-	31,614
2012					58,604	73,795	70,552	71,513	72,042	72,037	-	23,938
2013						55,706	59,132	60,100	60,211	60,379	69	23,468
2014							5,452	5,340	6,243	6,699	239	19,297
2015								23,104	25,682	25,307	642	23,512
2016									32,260	32,893	1,309	24,988
2017										23,342	4,253	17,532

									Total	$482,690

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$20,005	$32,555	$36,782	$38,925	$39,511	$40,210	$40,309	$40,323	$40,347	$40,404
2009		23,306	37,621	44,689	47,967	49,287	49,539	49,704	49,853	49,957
2010			38,643	67,755	75,199	82,624	83,511	84,111	84,556	84,717
2011				46,416	67,939	83,497	85,533	86,217	86,593	86,660
2012					37,860	64,278	68,849	70,807	71,995	72,055
2013						45,901	54,514	58,047	59,775	60,277
2014							2,515	4,418	5,631	6,428
2015								11,570	22,281	24,262
2016									21,669	30,646
2017										15,776
									Total	$471,182
All outstanding liabilities before 2008, net of reinsurance										(3)
Liabilities for claims and claim adjustment expenses, net of reinsurance										$11,505

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows (in thousands):

	2017	2016

Net outstanding liabilities for losses and LAE

Specialty Commercial Segment	$275,436	$252,602
Standard Commercial Segment	78,119	82,222
Personal Segment	11,505	15,544

Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	365,060	350,368

Reinsurance recoverable on unpaid losses and LAE
Specialty Commercial Segment	137,975	102,597
Standard Commercial Segment	6,051	8,540
Personal Segment	10,586	12,100

Total reinsurance recoverable on unpaid losses and LAE	154,612	123,237

Unallocated loss adjustment expenses
Specialty Commercial Segment	3,377	3,831
Standard Commercial Segment	3,153	3,031
Personal Segment	898	1,100
Total unallocated loss adjustment expenses	7,428	7,962

Total reserves for unpaid losses and loss adjustment expenses	$527,100	$481,567

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Specialty Commercial Segment	30.5%	23.9%	19.0%	13.1%	6.6%	1.6%	1.5%	1.8%	0.7%	1.3%
Standard Commercial Segment	45.1%	23.7%	8.1%	6.5%	4.7%	3.7%	1.5%	1.8%	1.0%	1.7%
Personal Segment	52.0%	28.6%	10.8%	5.6%	1.3%	0.7%	0.3%	0.2%	0.1%	0.4%

(1)	The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2017 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands):

	2017	2016	2015
Premium Written :
Direct	$601,780	$549,077	$514,223
Assumed	2,376	-	-
Ceded	(238,573)	(187,248)	(157,279)
	$365,583	$361,829	$356,944

Premium Earned:
Direct	$567,089	$524,229	$494,643
Assumed	1,680	-	-
Ceded	(207,732)	(170,859)	(145,562)
	$361,037	$353,370	$349,081

Reinsurance recoveries	$144,948	$116,057	$89,892

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $28.2 million and $24.4 million as of December 31, 2017 and 2016, respectively.

8.	Revolving Credit Facility and Notes Payable:

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility, which expires on June 30, 2018. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2018. As of December 31, 2017, we had no outstanding borrowings under Facility A.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost to provide a new $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. On November 1, 2016, we amended the Facility B Agreement with Frost to extend by one year the termination date for draws under Facility B and the maturity date for amounts outstanding thereunder. We paid Frost a commitment fee of $75,000 when Facility B was established and an additional $30,000 fee when Facility B was extended. On December 20, 2017, we entered into a Second Amendment to Second Restated Credit Agreement and a Second Amendment to Revolving Facility B Agreement with Frost. The Second Amendment to Second Restated Credit Agreement revised certain definitions in the Second Restated Credit Agreement. The Second Amendment to Revolving Facility B Agreement amended the Revolving Facility B Agreement to further extend by one year the termination date for draws thereunder and the maturity date for amounts outstanding thereunder.  During the fourth quarter of 2017 we accrued a $30,000 fee payable to Frost when Facility B was extended.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of December 31, 2017, we had $30.0 million outstanding under Facility B.

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

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Hallmark Statutory Trust I (“Trust I”) as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2017, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 4.84% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bore an initial interest rate of 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2017, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 4.49% per annum.

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into producing units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our Contract Binding operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical and financial professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit. Certain specialty programs are also managed by our Specialty Commercial operating unit. Our Contract Binding operating unit is comprised of our HSU, PAAC and TGASRI subsidiaries. Our Specialty Commercial operating unit is comprised of our Aerospace Insurance Managers, ASRI, ACMG, HXS and HDS subsidiaries.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

•	Standard Commercial Segment. The Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the Workers Compensation operating unit ceased retaining any risk on new or renewal policies. Our Standard Commercial P&C operating unit is comprised of our American Hallmark Insurance Services and ECM subsidiaries. Our Workers Compensation operating unit is comprised of our TBIC Holdings, TBIC and TBICRM subsidiaries.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit. Our Specialty Personal Lines operating unit is comprised of AHGA and HCS.

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

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following is additional business segment information for the twelve months ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Revenues
Specialty Commercial Segment	$277,946	$255,897	$249,910
Standard Commercial Segment	70,302	71,966	76,864
Personal Segment	40,462	49,826	45,538
Corporate	(3,189)	(1,737)	90
Consolidated	$385,521	$375,952	$372,402

Depreciation and Amortization Expense
Specialty Commercial Segment	$2,796	$2,579	$2,537
Standard Commercial Segment	294	101	136
Personal Segment	1,258	1,070	779
Corporate	367	144	64
Consolidated	$4,715	$3,894	$3,516

Interest Expense
Specialty Commercial Segment	$-	$-	$-
Standard Commercial Segment	-	-	-
Personal Segment	-	-	-
Corporate	4,512	4,549	3,906
Consolidated	$4,512	$4,549	$3,906

Tax (Benefit) Expense
Specialty Commercial Segment	$(4,382)	$7,886	$11,609
Standard Commercial Segment	3,849	3,011	1,436
Personal Segment	(676)	(3,821)	(1,345)
Corporate	(3,810)	(5,124)	(1,677)
Consolidated	$(5,019)	$1,952	$10,023

Pre-tax income (loss)
Specialty Commercial Segment	$2,012	$24,417	$40,277
Standard Commercial Segment	2,440	8,866	6,687
Personal Segment	(3,058)	(6,839)	(885)
Corporate	(17,966)	(17,966)	(14,193)
Consolidated	$(16,572)	$8,478	$31,886

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following is additional business segment information as of the following dates (in thousands):

	December 31
	2017	2016
Assets
Specialty Commercial Segment	$810,133	$734,763
Standard Commercial Segment	162,152	164,295
Personal Segment	232,441	241,686
Corporate	26,400	21,716
Consolidated	$1,231,126	$1,162,460

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2017	2016	2015
Numerator for both basic and diluted earnings per share:
Net (loss) income	$(11,553)	$6,526	$21,863

Denominator, basic shares	18,343	18,780	19,211
Effect of dilutive securities:
Stock-based compensation awards	-	161	194
Denominator, diluted shares	18,343	18,941	19,405

Basic earnings per share:	$(0.63)	$0.35	$1.14

Diluted earnings per share:	$(0.63)	$0.34	$1.13

We had 406,731 shares, 272,500 shares and 267,500 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2017, 2016 and 2015, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2018 to 2020.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $63.7 million as of December 31, 2017.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net investment income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2018, the aggregate ordinary dividend capacity of these subsidiaries is $27.6 million, of which $19.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2017 and 2016 our insurance company subsidiaries paid $11.4 million and $10.5 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2017, was $187.4 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Our insurance subsidiaries did not pay management fees to Hallmark and our non-insurance company subsidiaries during 2017. The net amount paid in management fees by our insurance subsidiaries to Hallmark and our non-insurance company subsidiaries was $1.1 million and $1.3 million during 2016 and 2015, respectively.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2017 and 2016, our insurance company subsidiaries reported statutory capital and surplus of $233.3 million and $248.4 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2017, 2016, 2015, respectively, our insurance company subsidiaries reported statutory net income of $1.9 million, $8.7 million and $24.6 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2017, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of December 31, 2017, there were outstanding incentive stock options to purchase 147,574 shares of our common stock, non-qualified stock options to purchase 259,157 shares of our common stock and restricted stock units representing the right to receive up to 77,640 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of December 31, 2017, restricted stock units representing the right to receive up to 501,029 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of December 31, 2017.

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

A summary of the status of our stock options as of December 31, 2017 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value ($000)
Outstanding at January 1, 2017	624,231	$9.14
Granted	-
Exercised	(35,000)	$6.61
Forfeited or expired	(182,500)	$12.49
Outstanding at December 31, 2017	406,731	$7.85	1.2	$1,142
Exercisable at December 31, 2017	406,731	$7.85	1.2	$1,142

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2017	2016	2015
Intrinsic value of options exercised	$163	$250	$393
Cost of share-based payments (non-cash)	$-	$38	$157
Income tax benefit of share-based payments recognized in income	$-	$8	$30

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

As of December 31, 2017, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during 2017, 2016 or 2015.

Restricted Stock Units:

Restricted stock units awarded under the 2005 LTIP and 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Restricted stock units generally vest and, if performance criteria have been satisfied, shares of common stock become issuable on March 31 of the third calendar year following the year of grant. If and to the extent specified performance criteria have been achieved, one grant of restricted stock units granted on September 8, 2014 will vest on March 31, 2018.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of restricted stock units granted in 2015, 2016 and 2017 was $11.10, $11.41 and $10.20 per unit, respectively. We incurred compensation expense (benefit) of $149 thousand, ($156) thousand and $226 thousand related to restricted stock units during the year ended December 31, 2017, 2016 and 2015, respectively. We recorded income tax benefit (expense) of $52 thousand, ($55) thousand and $79 thousand related to restricted stock units during the year ended December 31, 2017,2016 and 2015, respectively.

The following table details the status of our restricted stock units as of and for the years ended December 31, 2017, 2016 and 2015:

	Number of Restricted Stock Units
	2017	2016	2015

Nonvested at January 1	296,574	296,571	285,216
Granted	138,712	122,770	103,351
Vested	(5,998)	(7,144)	(8,616)
Forfeited	(43,509)	(115,623)	(83,380)
Nonvested at December 31	385,779	296,574	296,571

As of December 31, 2017, there was $1.9 million of unrecognized grant date compensation cost related to unvested restricted stock units. Based on the current performance estimate, we expect to recognize $0.6 million of compensation cost related to unvested restricted stock units, of which $0.3 million is expected to be recognized in 2018, $0.2 million is expected to be recognized in 2019 and $0.1 million is expected to be recognized in 2020.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

14.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2017, 2016 and 2015 (in thousands) using a measurement date of December 31.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Assumptions (end of period):
Discount rate used in determining benefit obligation	3.45%	3.88%	4.12%
Rate of compensation increase	N/A	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,758)	$(12,618)	$(12,915)

Projected benefit obligation	$(12,758)	$(12,618)	$(12,915)
Fair value of plan assets	11,153	10,415	10,419
Funded status	$(1,605)	$(2,203)	$(2,496)

Net actuarial loss	(3,554)	(4,102)	(3,957)
Accumulated other comprehensive loss	(3,554)	(4,102)	(3,957)
Prepaid pension cost	1,949	1,899	1,461

Net amount recognized as of December 31	$(1,605)	$(2,203)	$(2,496)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,618	$12,915	$13,909
Interest cost	471	512	518
Actuarial liability loss/(gain)	554	19	(646)
Benefits paid	(885)	(828)	(866)

Benefit obligation as of end of period	$12,758	$12,618	$12,915

Change in plan assets:
Fair value of plan assets as of beginning of period	$10,415	$10,419	$11,290
Actual return on plan assets (net of expenses)	1,623	415	(5)
Employer contributions	-	409	-
Benefits paid	(885)	(828)	(866)

Fair value of plan assets as of end of period	$11,153	$10,415	$10,419

Net periodic pension cost:
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	471	512	518
Expected return on plan assets	(646)	(653)	(701)
Recognized actuarial loss	126	112	103

Net periodic pension cost	$(49)	$(29)	$(80)

Discount rate	3.88%	4.12%	3.86%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

Estimated future benefit payments by fiscal year (in thousands):

2018	$882
2019	$876
2020	$864
2021	$866
2022	$851
2023-2027	$4,001

As of December 31, 2017, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, debt securities of $3.6 million and equity securities of $7.2 million.

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

We prohibit investments in options, futures, precious metals, short sales and purchase on margin. We also restrict the investment in fixed income securities to “A” rated or better and restrict investments in common stocks to only those that are listed and actively traded on one or more of the major United States stock exchanges, including NASDAQ. We manage to an asset allocation of 45% to 75% in equity securities. An investment in any single stock issue is restricted to 5% of the total portfolio value and 90% of the securities held in mutual or commingled funds must meet the criteria for common stocks.

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2017. To develop the discount rate used in determining the benefit obligation we used the BPS&M AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits. A corridor approach is used to amortize actuarial gains and losses. We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2018. We expect our 2018 periodic pension cost to be $(164) thousand, the components of which are interest cost of $424 thousand, expected return on plan assets of ($694) thousand and amortization of actuarial loss of $106 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2017 and 2016.

	December 31
	2017	2016
Asset Category:
Debt securities	32%	33%
Equity securities	64%	64%
Other	4%	3%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 (in thousands).

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,586	$-	$3,586
Equity securities	7,156	-	-	7,156
Total	$7,156	$3,586	$-	$10,742

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Debt securities	$-	$3,438	$-	$3,438
Equity securities	6,653	-	-	6,653
Total	$6,653	$3,438	$-	$10,091

Our plan assets also include cash and cash equivalents of $0.4 million and $0.3 million at December 31, 2017 and 2016, respectively, and are carried at cost which approximates fair value.

We sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2017 and 2016, are as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Deferred policy acquisition costs	$(3,361)	$(6,717)
Net unrealized holding gain on investments	(4,688)	(7,395)
Agency relationship	(28)	(56)
Intangible assets	(2,476)	(4,623)
Goodwill	(357)	(559)
Bond amortization	(111)	-
Fixed assets	(860)	(1,106)
Other	(303)	(435)
Total deferred tax liabilities	(12,184)	(20,891)

Deferred tax assets:
Unearned premiums	6,901	11,184
Amortization of non-compete agreements	107	238
Pension liability	746	1,436
Net operating loss carry-forward	200	319
Unpaid loss and loss adjustment expense	3,422	6,208
Rent reserve	158	247
Bond amortization	-	434
Bonus accrual	302	291
Investment impairments	1,956	1,419
Other	329	480
Total deferred tax assets	14,121	22,256

Deferred federal income taxes, net	$1,937	$1,365

We concluded that no valuation allowance was necessary to provide against our deferred tax assets as of December 31, 2017.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

A reconciliation of the income tax provisions based on the 35% statutory tax rate to the provision reflected in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	2017	2016	2015

Computed expected income tax (benefit) expense at statutory tax rate	$(5,800)	$2,967	$11,160
Meals and entertainment	81	81	32
Tax exempt interest	(987)	(1,164)	(1,259)
Dividends received deduction	(196)	(133)	(141)
State taxes (net of federal benefit)	165	203	176
Tax law change	1,276	-	-
True up bond amortization	464	-	-
Other	(22)	(2)	55

Income tax (benefit) expense	$(5,019)	$1,952	$10,023

Current income tax (benefit) expense	$(3,444)	$1,547	$11,053
Deferred tax (benefit) expense	(1,575)	405	(1,030)

Income tax (benefit) expense	$(5,019)	$1,952	$10,023

We have available, for federal income tax purposes, unused net operating loss of $1.0 million at December 31, 2017. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code provides that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$553
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	50
2037	37
$954

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2014. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2017.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

16.	Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2022. Certain of these leases contain renewal options. Rental expense amounted to $2.8 million, $2.5 million and $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

Year
2018	$2,398
2019	2,251
2020	2,151
2021	1,155
2022	507
2023 and thereafter	-
Total minimum lease payments (a)	$8,462

(a) Minimum lease payments have not been reduced by minimum sublease rentals of $35 thousand due in the future under non-cancelable subleases.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We paid assessments of $36 thousand and $0.1 million in 2017 and 2016, respectively.

We are engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

17.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Pension Liability	Unrealized Gains (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(2,600)	$20,401	$17,801
Other comprehensive loss:
Change in net actuarial gain	43	-	43
Tax effect on change in net actuarial gain	(15)	-	(15)
Unrealized holding losses arising during the period	-	(10,191)	(10,191)
Tax effect on unrealized losses arising during the period	-	3,567	3,567
Reclassification adjustment for gains included in net realized gains	-	(5,826)	(5,826)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,039	2,039
Other comprehensive loss, net of tax	28	(10,411)	(10,383)

Balance at December 31, 2015	$(2,572)	$9,990	$7,418
Other comprehensive income:
Change in net actuarial loss	(145)	-	(145)
Tax effect on change in net actuarial loss	51	-	51
Unrealized holding gains arising during the period	-	6,019	6,019
Tax effect on unrealized gains arising during the period	-	(2,107)	(2,107)
Reclassification adjustment for gains included in net realized gains	-	(1,331)	(1,331)
Tax effect on reclassification adjustment for gains included in income tax expense	-	466	466
Other comprehensive income, net of tax	(94)	3,047	2,953

Balance at December 31, 2016	$(2,666)	$13,037	$10,371
Other comprehensive income:
Change in net actuarial gain	548	-	548
Tax effect on change in net actuarial gain	(192)	-	(192)
Unrealized holding gains arising during the period	-	9,117	9,117
Tax effect on unrealized gains arising during the period	-	(3,191)	(3,191)
Reclassification adjustment for gains included in net realized gains	-	(6,799)	(6,799)
Tax effect on reclassification adjustment for gains included in income tax expense	-	2,380	2,380
Other comprehensive income, net of tax	356	1,507	1,863

Balance at December 31, 2017	$(2,310)	$14,544	$12,234

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

18.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2017.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2017 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

19.	Unaudited Selected Financial Quarterly Information:

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data). In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenue	$96,948	$93,475	$97,723	$97,375	$90,028	$91,052	$97,618	$97,254
Total expense	91,110	98,393	99,248	113,342	84,039	89,565	90,442	103,428
Income (loss) before tax	5,838	(4,918)	(1,525)	(15,967)	5,989	1,487	7,176	(6,174)
Income tax expense (benefit)	1,852	(1,568)	35	(5,338)	1,915	421	2,128	(2,512)
Net income (loss)	$3,986	$(3,350)	$(1,560)	$(10,629)	$4,074	$1,066	$5,048	$(3,662)

Basic earnings (loss) per share:	$0.21	$(0.18)	$(0.09)	$(0.59)	$0.21	$0.06	$0.27	$(0.20)

Diluted earnings (loss) per share:	$0.21	$(0.18)	$(0.09)	$(0.59)	$0.21	$0.06	$0.27	$(0.20)

FINANCIAL STATEMENT SCHEDULES

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2017 and 2016

(In thousands)

	2017	2016
ASSETS
Debt securities, available-for-sale, at fair value (amortized cost: $150 in 2017)	$150	$-
Cash and cash equivalents	12,194	9,034
Investment in subsidiaries	344,496	363,078
Deferred federal income taxes	493	333
Federal income tax recoverable	3,914	2,756
Other assets	3,571	3,878
Total assets	$364,818	$379,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $949 in 2017 and $1,001 in 2016)	55,753	55,701
Accounts payable and other accrued expenses	27,947	27,642

Total liabilities	113,700	113,343

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2017 and in 2016	3,757	3,757
Additional paid-in capital	123,180	123,166
Retained earnings	136,474	148,027
Accumulated other comprehensive income	12,234	10,371
Treasury stock (2,703,803 shares in 2017 and 2,260,849 in 2016), at cost	(24,527)	(19,585)

Total stockholders’ equity	251,118	265,736

Total liabilities and stockholders’ equity	$364,818	$379,079

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Investment income, net of expenses	$210	$70	$120
Dividend income from subsidiaries	11,375	10,500	8,000
Net realized losses	(759)	-	-
Management fee income	11,896	10,711	10,053
Total revenues	22,722	21,281	18,173

Operating expenses	10,265	9,878	10,222
Interest expense	4,512	4,549	3,906

Total expenses	14,777	14,427	14,128

Income before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	7,945	6,854	4,045

Income tax benefit	(947)	(1,315)	(1,273)

Income before equity in undistributed earnings (loss) of subsidiaries	8,892	8,169	5,318

Equity in undistributed share of (loss) earnings in subsidiaries	(20,445)	(1,643)	16,545

Net (loss) income	$(11,553)	$6,526	$21,863

Comprehensive (loss) income	$(9,690)	$9,479	$11,480

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(11,553)	$6,526	$21,863

Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	367	148	65
Deferred income tax (benefit) expense	(160)	609	(195)
Net realized losses	759	-	-
Undistributed share of loss (earnings) of subsidiaries	20,445	1,643	(16,545)
Change in current federal income tax (recoverable) payable	(1,158)	(2,828)	8
Change in all other liabilities	306	1,228	(7,080)
Change in all other assets	632	814	188

Net cash provided by (used in) operating activities	9,638	8,140	(1,696)

Cash flows from investing activities:
Purchases of property and equipment	(97)	(1,469)	(159)
Purchase of investment securities	(1,304)	-	-
Capital contribution to subsidiaries	-	-	(30,000)

Net cash used in investing activities	(1,401)	(1,469)	(30,159)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	231	466	658
Purchase of treasury shares	(5,308)	(6,117)	(2,532)
Activity under revolving credit facility, net	-	-	30,000
Payment of debt issuance costs	-	-	(96)
Net cash (used in) provided by financing activities	(5,077)	(5,651)	28,030

Increase (decrease) in cash and cash equivalents	3,160	1,020	(3,825)
Cash and cash equivalents at beginning of year	9,034	8,014	11,839
Cash and cash equivalents at end of year	$12,194	$9,034	$8,014

Supplemental cash flow information:
Interest paid	$4,506	$4,287	$3,906

Income taxes paid (recovered)	$372	$904	$(1,086)

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2017
Specialty Commercial Segment	$8,668	$416,788	$224,903	$-	$259,086	$16,809	$213,050	$21,600	$57,458	$265,022
Standard Commercial Segment	6,421	87,323	37,574	-	66,218	3,855	45,227	10,890	23,180	69,288

Personal Segment	913	22,989	14,165	-	35,733	1,194	30,031	1,775	12,712	31,273
Corporate	-	-	-	-	-	(2,984)	-	-	10,265	-

Consolidated	$16,002	$527,100	$276,642	$-	$361,037	$18,874	$288,308	$34,265	$103,615	$365,583

2016
Specialty Commercial Segment	$11,961	$358,961	$185,634	$-	$241,890	$12,962	$169,125	$27,474	$58,678	$249,072
Standard Commercial Segment	5,849	93,793	34,334	-	67,510	3,471	41,173	12,199	22,117	68,490

Personal Segment	1,383	28,813	21,286	-	43,970	1,276	43,390	(597)	13,119	44,267
Corporate	-	-	-	-	-	(1,367)	-	-	11,682	-

Consolidated	$19,193	$481,567	$241,254	$-	$353,370	$16,342	$253,688	$39,076	$105,596	$361,829

2015
Specialty Commercial Segment	$13,501	$314,975	$161,730	$-	$237,640	$11,524	$148,664	$23,371	$58,212	$241,775
Standard Commercial Segment	5,633	105,971	33,701	-	72,613	3,623	47,071	4,237	22,820	71,097

Personal Segment	1,232	29,932	20,976	-	38,828	1,235	34,414	5,066	12,205	44,072
Corporate	-	-	-	-	-	(2,413)	-	-	10,377	-

Consolidated	$20,366	$450,878	$216,407	$-	$349,081	$13,969	$230,149	$32,674	$103,614	$356,944

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

Year Ended December 31, 2017	Column B Gross Amount	Column C Ceded to Other Companies	Column D Assumed from Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	567,089	207,732	1,680	361,037	0.47%
Title Insurance	-	-	-	-

Total premiums	$567,089	$207,732	$1,680	$361,037	0.47%

Year Ended December 31, 2016
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	524,229	170,859	-	353,370	0.00%
Title Insurance	-	-	-	-

Total premiums	$524,229	$170,859	$-	$353,370	0.00%

Year Ended December 31, 2015
Life insurance in force	$-	$-	$-	$-

Premiums
Life insurance	$-	$-	$-	$-
Accident and health insurance	-	-	-	-
Property and liability insurance	494,643	145,562	-	349,081	0.00%
Title Insurance	-	-	-	-

Total premiums	$494,643	$145,562	$-	$349,081	0.00%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation With Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if any, Deducted In Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisitions Costs	Paid Claims and Claims Adjustment Expenses	Net Premiums Written
							(1) Current Year	(2) Prior Years
(a) Consolidated property-casualty Entities
2017	$16,002	$527,100	$-	$276,642	$361,037	$18,874	$248,203	$40,105	$34,275	$274,150	$365,583
2016	$19,193	$481,567	$-	$241,254	$353,370	$16,342	$246,080	$7,608	$39,076	$243,445	$361,829
2015	$20,366	$450,878	$-	$216,407	$349,081	$13,969	$237,102	$(6,953)	$32,674	$205,254	$356,944

See accompanying report of independent registered public accounting firm.

