Form 10-Q
period 2018-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2018-05-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share –18,055,556 shares outstanding as of May 8, 2018.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $595,481 in 2018 and $604,999 in 2017)	$595,846	$605,746
Equity securities (cost: $35,762 in 2018 and $30,253 in 2017)	52,815	51,763
Other investments (cost, $3,763 in 2018 and 2017)	3,461	3,824

Total investments	652,122	661,333

Cash and cash equivalents	55,110	64,982
Restricted cash	2,564	2,651
Ceded unearned premiums	112,765	112,323
Premiums receivable	108,487	104,373
Accounts receivable	1,809	1,513
Receivable for securities	1,218	5,235
Reinsurance recoverable	214,369	182,928
Deferred policy acquisition costs	15,994	16,002
Goodwill	44,695	44,695
Intangible assets, net	9,407	10,023
Deferred federal income taxes, net	3,158	1,937
Federal income tax recoverable	6,134	7,532
Prepaid expenses	3,333	1,743
Other assets	13,080	13,856
Total assets	$1,244,245	$1,231,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $937 in 2018 and $949 in 2017)	55,765	55,753
Reserves for unpaid losses and loss adjustment expenses	529,684	527,100
Unearned premiums	276,570	276,642
Reinsurance balances payable	55,998	52,487
Pension liability	1,538	1,605
Payable for securities	10,848	7,488
Accounts payable and other accrued expenses	32,689	28,933
Total liabilities	$993,092	$980,008

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2018 and 2017	3,757	3,757
Additional paid-in capital	123,224	123,180
Retained earnings	151,495	136,474
Accumulated other comprehensive income	(2,419)	12,234
Treasury stock (2,745,115 shares in 2018 and 2,703,803 in 2017), at cost	(24,904)	(24,527)
Total stockholders' equity	251,153	251,118
Total liabilities and stockholders' equity	$1,244,245	$1,231,126

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Gross premiums written	$153,505	$135,112
Ceded premiums written	(62,072)	(46,593)
Net premiums written	91,433	88,519
Change in unearned premiums	514	704
Net premiums earned	91,947	89,223

Investment income, net of expenses	4,440	4,479
Investment (losses) gains, net	(4,835)	2,060
Finance charges	1,040	1,053
Commission and fees	703	72
Other income	46	61
Total revenues	93,341	96,948

Losses and loss adjustment expenses	63,675	61,842
Operating expenses	27,213	27,495
Interest expense	1,027	1,156
Amortization of intangible assets	617	617

Total expenses	92,532	91,110

Income before tax	809	5,838
Income tax expense	162	1,852
Net income	647	3,986

Net income per share:

Basic	$0.04	$0.21
Diluted	$0.04	$0.21

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$647	$3,986

Other comprehensive (loss) income:

Change in net actuarial gain	27	35

Tax effect on change in net actuarial gain	(6)	(12)

Unrealized holding (losses) gains arising during the period	(395)	5,246

Tax effect on unrealized holding losses (gains) arising during the period	83	(1,836)

Reclassification adjustment for gains (losses) included in net income	15	(2,501)

Tax effect on reclassification adjustment for (gains) losses included in net income	(3)	875

Other comprehensive (loss) income, net of tax	(279)	1,807

Comprehensive income	$368	$5,793

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2018	2017
Common Stock
Balance, beginning of period	$3,757	$3,757
Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,180	123,166
Equity based compensation	44	27
Shares issued under employee benefit plans	-	(10)
Balance, end of period	123,224	123,183

Retained Earnings
Balance, beginning of period	136,474	148,027
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	16,993	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(2,619)	-
Net income	647	3,986
Balance, end of period	151,495	152,013

Accumulated Other Comprehensive Income
Balance, beginning of period	12,234	10,371
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(16,993)	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	2,619	-
Additional minimum pension liability, net of tax	21	23
Unrealized holding (losses) gains arising during period, net of tax	(312)	3,410
Reclassification adjustment for losses (gains) included in net income, net of tax	12	(1,626)
Balance, end of period	(2,419)	12,178

Treasury Stock
Balance, beginning of period	(24,527)	(19,585)
Acquisition of treasury stock	(377)	(563)
Shares issued under employee benefit plans	-	43
Balance, end of period	(24,904)	(20,105)

Total Stockholders' Equity	$251,153	$271,026

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$647	$3,986

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization expense	1,238	1,100
Deferred federal income taxes	(1,146)	(183)
Investment losses (gains), net	4,835	(2,060)
Share-based payments expense	44	27
Change in ceded unearned premiums	(442)	(876)
Change in premiums receivable	(4,114)	(4,781)
Change in accounts receivable	(296)	561
Change in deferred policy acquisition costs	8	99
Change in unpaid losses and loss adjustment expenses	2,584	5,404
Change in unearned premiums	(72)	173
Change in reinsurance recoverable	(31,441)	(767)
Change in reinsurance balances payable	3,511	5,250
Change in current federal income tax recoverable	1,398	1,996
Change in all other liabilities	3,701	(173)
Change in all other assets	330	(917)

Net cash (used in) provided by operating activities	(19,215)	8,839

Cash flows from investing activities:
Purchases of property and equipment	(570)	(712)
Purchases of investment securities	(38,619)	(48,523)
Maturities, sales and redemptions of investment securities	48,822	39,772

Net cash provided by (used in) investing activities	9,633	(9,463)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	33
Purchase of treasury shares	(377)	(563)

Net cash used in financing activities	(377)	(530)

(Decrease) increase in cash and cash equivalents and restricted cash	(9,959)	(1,154)
Cash, cash equivalents and restricted cash at beginning of period	67,633	86,959
Cash, cash equivalents and restricted cash at end of period	$57,674	$85,805

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2018 and 2017 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of March 31, 2018.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 4.4% to 4.8% for each future payment date.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.8 million and a fair value of $45.5 million as of March 31, 2018. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax recoverable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

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

Adoption of New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (Topic 715). ASU 2017-01 is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Effective January 1, 2018, we adopted this new guidance which did not have a material impact on our financial results or disclosures.

On February 14, 2018, the FASB issued updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance was effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $2.6 million as of January 1, 2018 and an increase in AOCI by the same amount.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will also require us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance resulted in the recognition of $17.0 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in investment gains and (losses) in the Consolidated Statement of Operations. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Effective January 1, 2018, we adopted this new guidance which did not have a material impact on our financial results or disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The purpose of ASU 2016-18 is to eliminate the diversity in classifying and presenting changes in restricted cash in the statement of cash flows. The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows, thereby no longer requiring transactions such as transfers between restricted and unrestricted cash to be treated as a cash flow activity. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that fiscal year, with early adoption permitted. Effective January 1, 2018, we retrospectively adopted this new guidance.

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance was effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to property business written as a cover-holder through a Lloyds Syndicate will be subject to this updated guidance. Effective January 1, 2018, we adopted this new guidance which did not have a material impact on our financial results or disclosures.

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

Where quoted prices are available on active exchanges for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include common and preferred stock and an equity warrant classified as Other Investments.

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. We have not adjusted any prices received from third party pricing sources. There were no transfers between Level 1 and Level 2 securities.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$49,418	$-	$49,418
Corporate bonds	-	255,880	305	256,185
Collateralized corporate bank loans	-	138,407	-	138,407
Municipal bonds	-	134,292	2,896	137,188
Mortgage-backed	-	14,648	-	14,648
Total debt securities	-	592,645	3,201	595,846

Total equity securities	52,194	-	621	52,815

Total other investments	3,461	-	-	3,461

Total investments	$55,655	$592,645	$3,822	$652,122

	As of December 31, 2017
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$-	$49,947	$-	$49,947
Corporate bonds	-	278,760	313	279,073
Collateralized corporate bank loans	-	125,937	-	125,937
Municipal bonds	-	131,433	2,823	134,256
Mortgage-backed	-	16,533	-	16,533
Total debt securities	-	602,610	3,136	605,746

Total equity securities	51,142	-	621	51,763

Total other investments	3,824	-	-	3,824

Total investments	$54,966	$602,610	$3,757	$661,333

Due to significant unobservable inputs into the valuation model for certain municipal bonds, one corporate bond and one equity security as of March 31, 2018 and December 31, 2017, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. The equity security classified as Level 3 in the fair value hierarchy is an investment in a non-public entity. Given the size of this investment and since there was not an observable market for the security, we estimated its fair value as the fair value on the date we acquired the investment. Significant changes in the unobservable inputs in the fair value measurement of these municipal bonds could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and 2017 (in thousands):

Beginning balance as of January 1, 2018	$3,757
Sales	-
Settlements	-
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	65
Net gains included in other comprehensive income	-
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2018	$3,822

Beginning balance as of January 1, 2017	$5,945

Sales	-
Settlements	-
Purchases	775
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	200
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of March 31, 2017	$6,920

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2018
U.S. Treasury securities and obligations of U.S. Government	$49,972	$-	$(554)	$49,418
Corporate bonds	257,521	557	(1,893)	256,185
Collateralized corporate bank loans	137,713	827	(133)	138,407
Municipal bonds	135,256	2,753	(821)	137,188
Mortgage-backed	15,019	28	(399)	14,648

Total debt securities	595,481	4,165	(3,800)	595,846

Total equity securities	35,762	21,238	(4,185)	52,815

Total other investments	3,763	-	(302)	3,461

Total investments	$635,006	$25,403	$(8,287)	$652,122

As of December 31, 2017
U.S. Treasury securities and obligations of U.S. Government	$50,088	$7	$(148)	$49,947
Corporate bonds	278,611	1,204	(742)	279,073
Collateralized corporate bank loans	125,536	702	(301)	125,937
Municipal bonds	134,052	709	(505)	134,256
Mortgage-backed	16,712	37	(216)	16,533

Total debt securities	604,999	2,659	(1,912)	605,746

Total equity securities	30,253	23,014	(1,504)	51,763

Total other investments	3,763	61	-	3,824

Total investments	$639,015	$25,734	$(3,416)	$661,333

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

U.S. Treasury securities and obligations of U.S. Government	$-	$-
Corporate bonds	(8)	130
Collateralized corporate bank loans	12	28
Municipal bonds	(21)	(17)
Mortgage-backed	2	-
Equity securities	-	2,360
Other investments	-	-
Realized (losses) gain on investments	(15)	2,501
Unrealized losses on other investments	(363)	(441)
Unrealized losses on equity investments	(4,457)	-
Investment (losses) gains, net	$(4,835)	$2,060

We realized gross gains on investments of $60 thousand and $2.6 million during the three months ended March 31, 2018 and 2017, respectively.  We realized gross losses on investments of $75 thousand and $0.1 million for the three months ended March 31, 2018 and 2017. We had no proceeds from the sale of investment securities during the three months ended March 31, 2018. We recorded proceeds from the sale of investment securities of $7.8 million during the three months ended March 31, 2017. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$47,418	$(553)	$1,999	$(1)	$49,417	$(554)
Corporate bonds	218,114	(1,861)	1,385	(32)	219,499	(1,893)
Collateralized corporate bank loans	16,828	(43)	8,006	(90)	24,834	(133)
Municipal bonds	38,925	(607)	10,232	(214)	49,157	(821)
Mortgage-backed	4,760	(123)	4,952	(276)	9,712	(399)
Total debt securities	326,045	(3,187)	26,574	(613)	352,619	(3,800)

Total equity securities	12,444	(4,185)	-	-	12,444	(4,185)

Total other investments	3,461	(302)	-	-	3,461	(302)

Total investments	$341,950	$(7,674)	$26,574	$(613)	$368,524	$(8,287)

	As of December 31, 2017
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$28,825	$(145)	$1,997	$(3)	$30,822	$(148)
Corporate bonds	176,061	(736)	2,378	(6)	178,439	(742)
Collateralized corporate bank loans	30,008	(280)	2,517	(21)	32,525	(301)
Municipal bonds	35,200	(370)	8,917	(135)	44,117	(505)
Mortgage-backed	6,419	(127)	1,415	(89)	7,834	(216)
Total debt securities	276,513	(1,658)	17,224	(254)	293,737	(1,912)

Total equity securities	8,375	(1,504)	-	-	8,375	(1,504)

Total other investments	-	-	-	-	-	-

Total investments	$284,888	$(3,162)	$17,224	$(254)	$302,112	$(3,416)

At March 31, 2018, the gross unrealized losses more than twelve months old were attributable to 41 debt security positions. At December 31, 2017, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. We consider these losses as a temporary decline in value as they are predominately on bonds that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any fixed maturity investment below cost is deemed other-than-temporary. All fixed maturity investments with an unrealized loss are reviewed. We recognize an impairment loss when an investment's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments, and it is determined that the decline is other-than-temporary.

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

Details regarding the carrying value of the other investments portfolio as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Investment Type
Equity warrant	$3,461	$3,824
Total other investments	$3,461	$3,824

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at March 31, 2018 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$130,123	$129,929
Due after one year through five years	276,426	277,296
Due after five years through ten years	134,924	135,509
Due after ten years	38,989	38,464
Mortgage-backed	15,019	14,648
	$595,481	$595,846

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $26.2 million at both March 31, 2018 and December 31, 2017, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	March 31,	March 31,
	2018	2017

Balance at January 1	$527,100	$481,567
Less reinsurance recoverable	154,612	123,237
Net balance at January 1	372,488	358,330

Incurred related to:
Current year	64,205	62,331
Prior years	(530)	(489)
Total incurred	63,675	61,842

Paid related to:
Current year	13,829	12,583
Prior years	72,432	47,533
Total paid	86,261	60,116

Net balance at March 31	349,902	360,056
Plus reinsurance recoverable	179,782	126,915
Balance at March 31	$529,684	$486,971

The impact from the (favorable) unfavorable net prior years’ loss development on each reporting segment is presented below:

	Three Months Ended March 31,
	2018	2017

Specialty Commercial Segment	$1,012	$300
Standard Commercial Segment	(1,053)	(1,458)
Personal Segment	(489)	669
Corporate	-	-

Total (favorable) unfavorable net prior year development	$(530)	$(489)

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2018 and 2017:

Three months ended March 31, 2018:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net favorable development primarily in the general liability line of business in the 2017 and 2016 accident years, partially offset by unfavorable development in the 2015 and 2014 accident years primarily in the commercial auto liability line of business. Our Specialty Commercial operating unit experienced net unfavorable development primarily in general aviation, commercial excess liability, satellite launch insurance products, primary/excess commercial property and specialty risk programs lines of business.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development in the 2016 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2017 accident year.

•	Personal Segment. Net favorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2017, 2016, 2014 and 2013 accident years, partially offset by unfavorable development in the 2015 accident year and 2012 and prior accident years.

Three months ended March 31, 2017:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net unfavorable development primarily in the commercial auto liability line of business in the 2015 accident year and 2010 and prior accident years, partially offset by net favorable development in the 2016 and 2014 accident years. Our Specialty Commercial operating unit experienced net favorable development primarily in the general aviation, primary/excess commercial property, specialty risks programs and medical professional liability lines of business partially offset by net unfavorable development in the commercial excess liability lines of business.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development primarily in the general liability line of business in the 2016 and prior accident years, partially offset by net unfavorable development in the occupational accident line of business primarily in the 2015 and prior accident years.

•	Personal Segment. Our Specialty Personal Lines operating unit experienced net unfavorable development primarily attributable to the 2016, 2014, 2013, 2012 and 2010 and prior accident years, partially offset by net favorable development in the 2015 and 2011 accident years.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of March 31, 2018, there were outstanding incentive stock options to purchase 127,574 shares of our common stock, non-qualified stock options to purchase 259,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of March 31, 2018, restricted stock units representing the right to receive up to 324,440 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of March 31, 2018.

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

A summary of the status of our stock options as of March 31, 2018 and changes during the three months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2018	406,731	$7.85
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(20,000)	$11.46
Outstanding at March 31, 2018	386,731	$7.66	1.0	$669
Exercisable at March 31, 2018	386,731	$7.66	1.0	$669

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Intrinsic value of options exercised	$-	$21

Cost of share-based payments (non-cash)	$-	$-

Income tax benefit of share-based payments recognized in income	$-	$-

As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first three months of 2018 or 2017.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Restricted stock units vest and, if performance criteria have been satisfied, shares of common stock become issuable on March 31 of the third calendar year following the year of grant.

The performance criteria for all restricted stock units require that we achieve certain compound average annual growth rates in book value per share as well as certain average combined ratio percentages over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of restricted stock units granted in 2015, 2016 and 2017 was $11.10, $11.41 and $10.20 per unit, respectively. We incurred compensation expense of $44 thousand and $27 thousand related to restricted stock units during the three months ended March 31, 2018 and 2017, respectively. We recorded income tax benefit of $9 thousand related to restricted stock units during both the three months ended March 31, 2018 and 2017, respectively

A summary of the status of our restricted stock units as of March 31, 2018 and 2017 and changes during the three months then ended is presented below:

	Number of
	Restricted
	Stock Units
	2018	2017

Non-vested at January 1	385,779	296,574
Granted	-	-
Vested	(8,198)	(5,998)
Forfeited	(161,288)	(43,509)
Non-vested at March 31	216,293	247,067

As of March 31, 2018, there was $1.4 million of unrecognized grant date compensation cost related to unvested restricted stock units. Based on the current performance estimate, we expect to recognize $0.4 million of compensation cost related to unvested restricted stock units, of which $0.1 million is expected to be recognized during the remainder of 2018, $0.2 million is expected to be recognized in 2019 and $0.1 million is expected to be recognized in 2020.

8. Segment Information

The following is business segment information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Specialty Commercial Segment	$73,124	$65,835
Standard Commercial Segment	18,875	17,726
Personal Segment	7,620	11,863
Corporate	(6,278)	1,524
Consolidated	$93,341	$96,948

Pre-tax income (loss):
Specialty Commercial Segment	$9,758	$8,098
Standard Commercial Segment	1,319	851
Personal Segment	(22)	(758)
Corporate	(10,246)	(2,353)
Consolidated	$809	$5,838

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017
Assets
Specialty Commercial Segment	$822,082	$810,133
Standard Commercial Segment	163,157	162,152
Personal Segment	231,242	232,441
Corporate	27,764	26,400
	$1,244,245	$1,231,126

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2018 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Ceded earned premiums	$61,629	$45,717
Reinsurance recoveries	$49,438	$26,701

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  As of March 31, 2018, we had no outstanding borrowings under Facility A.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost to provide a new $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. On November 1, 2016, we amended the Facility B Agreement with Frost to extend by one year the termination date for draws under Facility B and the maturity date for amounts outstanding thereunder. We paid Frost a commitment fee of $75,000 when Facility B was established and an additional $30,000 fee when Facility B was extended. On December 20, 2017, we entered into a Second Amendment to Second Restated Credit Agreement and a Second Amendment to Revolving Facility B Agreement with Frost. The Second Amendment to Second Restated Credit Agreement revised certain definitions in the Second Restated Credit Agreement. The Second Amendment to Revolving Facility B Agreement amended the Revolving Facility B Agreement to further extend by one year the termination date for draws thereunder and the maturity date for amounts outstanding thereunder.  We paid Frost an additional $30,000 fee in connection with the latest extension of Facility B. On March 15, 2018, we entered into a Third Amendment to Second Restated Credit Agreement with Frost to further revise certain definitions.

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of March 31, 2018, we had $30.0 million outstanding under Facility B.

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

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2018, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.37% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2018, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.02% per annum.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Deferred	$(10,365)	$(11,097)
Amortized	10,373	11,196

Net	$8	$99

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Weighted average shares - basic	18,166	18,613
Effect of dilutive securities	127	156
Weighted average shares - assuming dilution	18,293	18,769

For the three months ended March 31, 2018, 70,000 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For the three months ended March 31, 2017, 262,500 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest cost	$106	$111
Amortization of net loss	26	35
Expected return on plan assets	(173)	(162)
Net periodic pension cost	$(41)	$(16)
Contributed amount	$-	$-

15. Income Taxes

Our effective tax rate was 20% for the first quarter of 2018 as compared to 31.7% for the same period in 2017. The decrease in the effective tax rate was due primarily to the lower statutory rate from the enactment of the TCJA on December 22, 2017. The rates varied from the statutory rate primarily due to the amount of tax exempt income in relation to pretax income.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of March 31,
	2018	2017

Cash and cash equivalents	$55,110	$82,953
Restricted cash	2,564	2,852
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,674	$85,805

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:

Interest paid	$1,014	$1,151

Income taxes (recovered) paid	$(90)	$39

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$4,017	$1,793

Change in payable for securities related to investment purchases that settled after the balance sheet date	$3,360	$(5,179)

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2018 and 2017 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Losses)	Income

Balance at December 31, 2016	$(2,666)	$13,037	$10,371
Other comprehensive income :
Change in net actuarial gain	35	-	35
Tax effect on change in net actuarial gain	(12)	-	(12)
Net unrealized holding gains arising during the period	-	5,246	5,246
Tax effect on unrealized gains arising during the period	-	(1,836)	(1,836)
Reclassification adjustment for realized gains included in investment gains and losses	-	(2,501)	(2,501)
Tax effect on reclassification adjustment for realized gains included in income tax expense	-	875	875
Other comprehensive income, net of tax	23	1,784	1,807
Balance at March 31, 2017	$(2,643)	$14,821	$12,178

Balance at December 31, 2017	$(2,310)	$14,544	$12,234
Other comprehensive income (loss) :
Change in net actuarial gain	27	-	27
Tax effect on change in net actuarial gain	(6)	-	(6)
Net unrealized holding losses arising during the period	-	(395)	(395)
Tax effect on unrealized losses arising during the period	-	83	83
Reclassification adjustment for realized losses included in investment gains and losses	-	15	15
Tax effect on reclassification adjustment for losses included in income tax expense	-	(3)	(3)
Other comprehensive income (loss), net of tax	21	(300)	(279)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	(16,993)	(16,993)
Balance at March 31, 2018	$(2,858)	$439	$(2,419)

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

Our non-carrier insurance activities are segregated by operating units into the following reportable segments:

•	Specialty Commercial Segment. Our Specialty Commercial Segment includes the excess and surplus lines commercial property/casualty insurance products and services handled by our Contract Binding operating unit and the general aviation, satellite launch, commercial umbrella and primary/excess liability, medical and financial professional liability and primary/excess commercial property insurance products and services handled by our Specialty Commercial operating unit, as well as certain specialty risk programs.

•	Standard Commercial Segment. Our Standard Commercial Segment includes the standard lines commercial property/casualty and occupational accident insurance products and services handled by our Standard Commercial P&C operating unit and the workers compensation insurance products handled by our Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the Workers Compensation operating unit ceased retaining any risk on new or renewal policies.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines operating unit.

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

Results of Operations

Management overview. During the three months ended March 31, 2018, our total revenues were $93.3 million, representing a decrease of 4% from the $96.9 million in total revenues for the same period of 2017.  During the three months ended March 31, 2018, our income before tax was $0.8 million, representing a decrease of $5.0 million from the $5.8 million reported during the same period the prior year.

The decrease in revenue was primarily due to investment losses of $4.8 million during the first quarter of 2018 as compared to investment gains of $2.1 million reported during the same period of 2017. The investment loss includes $4.5 million in loss attributable to the adoption effective January 1, 2018 of Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 using the modified-retrospective approach pursuant to which we recorded a cumulative effect adjustment to retained earnings of $17.0 million and did not restate prior periods. This decrease in revenue was partially offset by higher net premiums earned in our Specialty Commercial Segment and our Standard Commercial Segment partially offset by lower net premiums earned in our Personal Segment, as well as higher commission and fee revenue for the three months ended March 31, 2018 as compared to the same period during 2017.

The decrease in income before tax for the three months ended March 31, 2018 was due primarily to the decrease in revenue discussed above as well as increased losses and loss adjustment expenses (“LAE”) of $1.8 million, partially offset by lower operating expenses of $0.3 million and lower interest expense of $0.1 million.  The increase in loss and LAE was primarily the result of higher current accident year loss trends in our Specialty Commercial Segment driven by commercial auto lines of business and higher losses in our satellite launch insurance line of business.

We reported net income of $0.6 million for the three months ended March 31, 2018 as compared to net income of $4.0 million for the same period of 2017. On a diluted basis per share, we reported net income of $0.04 per share for the three months ended March 31, 2018, as compared to net income of $0.21 per share for the same period in 2017.  Our effective tax rate was 20% for the first quarter of 2018 as compared to 31.7% for the same period in 2017. The decrease in the effective tax rate was due primarily to the lower statutory rate from the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

First Quarter 2018 as Compared to First Quarter 2017

The following is additional business segment information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross premiums written	$114,813	$95,507	$22,797	$20,693	$15,895	$18,912	$-	$-	$153,505	$135,112
Ceded premiums written	(50,658)	(35,924)	(2,555)	(1,841)	(8,859)	(8,828)	-	-	(62,072)	(46,593)
Net premiums written	64,155	59,583	20,242	18,852	7,036	10,084	-	-	91,433	88,519
Change in unearned premiums	3,535	2,346	(2,375)	(2,138)	(646)	496	-	-	514	704
Net premiums earned	67,690	61,929	17,867	16,714	6,390	10,580	-	-	91,947	89,223

Total revenues	73,124	65,835	18,875	17,726	7,620	11,863	(6,278)	1,524	93,341	96,948

Losses and loss adjustment expenses	47,543	41,590	11,680	11,046	4,452	9,206	-	-	63,675	61,842

Pre-tax income (loss)	9,758	8,098	1,319	851	(22)	(758)	(10,246)	(2,353)	809	5,838

Net loss ratio (1)	70.2%	67.2%	65.4%	66.1%	69.7%	87.0%			69.3%	69.3%
Net expense ratio (1)	23.8%	25.7%	33.1%	35.5%	35.4%	26.0%			28.1%	29.3%
Net combined ratio (1)	94.0%	92.9%	98.5%	101.6%	105.1%	113.0%			97.4%	98.6%

Net Favorable (Unfavorable) Prior Year Development	(1,012)	(300)	1,053	1,458	489	(669)			530	489

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $114.8 million for the three months ended March 31, 2018, which was $19.3 million, or 20%, more than the $95.5 million reported for the same period of 2017. Net premiums written were $64.2 million for the three months ended March 31, 2018 as compared to $59.6 million for the same period of 2017. The increase in gross and net premiums written were primarily the result of increased premium production in our Specialty Commercial operating unit, partially offset by lower premium production in our Contract Binding operating unit.

The $73.1 million of total revenue for the three months ended March 31, 2018 was $7.3 million more than the $65.8 million reported by the Specialty Commercial Segment for the same period in 2017. This increase in revenue was primarily due to higher net premiums earned of $5.8 million due to increased premium production in our Specialty Commercial operating unit partially offset by decreased premium production in our Contract Binding operating unit. Further contributing to the increased revenue was higher net investment income of $0.9 million and higher commission and fees of $0.6 million for the three months ended March 31, 2018 as compared to the same period of 2017.

Pre-tax income for the Specialty Commercial Segment of $9.8 million for the first quarter of 2018 was $1.7 million higher than the $8.1 million reported for the same period in 2017. The increase in pre-tax income was primarily the result of increased revenue discussed above as well as lower operating expenses of $0.3 million, partially offset by higher losses and LAE of $5.9 million.

Our Contract Binding operating unit reported a $1.2 million decrease in losses and LAE due largely to $0.7 million of favorable prior year net loss reserve development recognized during the three months ended March 31, 2018 as compared to $0.6 million of unfavorable prior year net loss reserve development during the same period of 2017, partially offset by higher current accident year loss trends. Our Specialty Commercial operating unit reported a $7.1 million increase in losses and LAE which consisted of (a) a $2.1 million increase in losses and LAE attributable to our professional liability insurance products due primarily to increased premium production, (b) a $1.6 million increase in losses and LAE in our satellite launch insurance line of business which included $0.4 million of unfavorable net prior year loss reserve development, (c) a $1.4 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business due primarily to increased premium production as well as $0.4 million of net unfavorable prior year loss reserve development, (d) a $0.8 million increase in our general aviation line of business due mostly to $0.4 million of net unfavorable prior year loss reserve development during the first quarter of 2018 as well as higher current accident year loss trends, (e) a $0.6 million increase in losses and LAE attributable to our primary/excess property insurance products due primarily to net unfavorable prior year loss reserve development during the first quarter of 2018 of $0.3 million as compared to favorable prior year net loss reserve development of $0.1 million for the first quarter of 2017 and (f) a $0.6 million increase in losses and LAE in our specialty programs due primarily to increased premium production as well as $0.2 million of net unfavorable prior year loss reserve development. The $0.3 million decrease in operating expense was primarily the result of lower production related expenses of $1.1 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $0.5 million, increased professional services of $0.1 million and increased occupancy and other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 70.2% for the three months ended March 31, 2018 as compared to 67.2% for the same period during 2017. The gross loss ratio before reinsurance was 75.1% for the three months ended March 31, 2018 as compared to 63.1% for the same period in 2017. The higher gross and net loss ratios were largely the result of higher current accident year loss trends driven mostly by our commercial auto lines business and higher losses in our satellite launch line of business as well as $1.0 million of unfavorable prior year net loss reserve development for the three months ended March 31, 2018 as compared to unfavorable prior year net loss reserve development of $0.3 million for the same period of 2017. The Specialty Commercial Segment reported a net expense ratio of 23.8% for the first quarter of 2018 as compared to 25.7% for the same period of 2017. The decrease in the expense ratio was due predominately to the impact of higher net premiums earned as well as increased ceding commissions in our Specialty Commercial operating unit.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $22.8 million for the three months ended March 31, 2018, which was $2.1 million, or 10%, more than the $20.7 million reported for the same period in 2017. The increase in gross premiums was primarily due to higher premium production in our Standard Commercial P&C Operating unit of $2.4 million, partially offset by a $0.3 million reduction from the impact of the discontinued marketing of new and renewal occupational accident policies effective June 1, 2016. Net premiums written were $20.2 million for the three months ended March 31, 2018 as compared to $18.8 million for the same period in 2017. The increase in net premiums written was primarily attributable to higher premium production in our Standard Commercial P&C operating unit of $1.6 million, partially offset by lower net premiums written of $0.2 million due to the discontinued marketing of new and renewal occupational accident policies.

Total revenue for the Standard Commercial Segment of $18.9 million for the three months ended March 31, 2018, was $1.2 million, or 6%, more than the $17.7 million reported for the same period in 2017. This increase in total revenue was due to higher net premiums earned of $1.1 million due primarily to increased net premiums earned of $1.6 million in our Standard Commercial P&C operating unit, partially offset by a $0.5 million decrease in net premiums earned primarily due to the discontinued marketing of new and renewal occupational accident policies.

Our Standard Commercial Segment reported pre-tax income of $1.3 million for the three months ended March 31, 2018 as compared to $0.8 million reported for the same period of 2017. The higher pre-tax income was the result of the increased revenue discussed above, partially offset by higher losses and LAE of $0.6 million and increased operating expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 65.4% for the three months ended March 31, 2018 as compared to 66.1% for the same period of 2017. The gross loss ratio before reinsurance for the three months ended March 31, 2018 was 70.2% as compared to the 57.8% reported for the same period of 2017. The decrease in the net loss ratio was due to lower current net accident year loss trends as well as increased ceded losses on prior accident years. The increase in the gross loss ratio was due mostly to unfavorable gross reserve development on prior accident years for the first quarter of 2018 as compared to favorable gross reserve development for the first quarter of 2017, partially offset by the lower current accident year loss trends. During the three months ended March 31, 2018, the Standard Commercial Segment reported favorable net loss reserve development of $1.1 million as compared to favorable net loss reserve development of $1.5 million during the same period of 2017. The Standard Commercial Segment reported $1.0 million of net catastrophe losses during the first quarter of 2018 as compared to $0.2 million of net catastrophe losses during the same period of 2017. The Standard Commercial Segment reported a net expense ratio of 33.1% for the first quarter of 2018 as compared to 35.5% for the same period of 2017. The decrease in the expense ratio was primarily due to the increased earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $15.9 million for the three months ended March 31, 2018 as compared to $18.9 million for the same period in the prior year. Net premiums written for our Personal Segment were $7.0 million in the first quarter of 2018, which was a decrease of $3.1 million, or 30%, from the $10.1 million reported for the first quarter of 2017. The decline in gross and net written premiums was due primarily to the intentional reduction in certain underperforming portions of this business to address loss ratio performance. Further contributing to the decline in net written premiums was the impact from a new quota share reinsurance contract entered into during the fourth quarter of 2017.

Total revenue for the Personal Segment was $7.6 million for the first quarter of 2018 as compared to $11.9 million for the same period in 2017. The $4.3 million decrease in revenue was primarily the result of lower net premiums earned of $4.2 million due to lower net written premium volume and lower net investment income of $0.1 million reported during the first quarter of 2018 as compared to the same period during 2017.

Pre-tax loss for the Personal Segment was $22 thousand for the three months ended March 31, 2018 as compared to pre-tax loss of $0.8 million for the same period of 2017. The decrease in the pre-tax loss was primarily the result of decreased losses and LAE of $4.8 million for the three months ended March 31, 2018 as compared to the same period during 2017 and lower operating expenses of $0.2 million, partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 69.7% for the three months ended March 31, 2018 as compared to 87.0% for the same period of 2017. The gross loss ratio before reinsurance was 68.8% for the three months ended March 31, 2018 as compared to 86.6% for the same period in 2017. The lower gross and net loss ratios were primarily the result of favorable prior year net loss reserve development of $0.5 million during the three months ended March 31, 2018 as compared to unfavorable net loss reserve development of $0.7 million reported during the same period of 2017. Lower net current accident year loss trends also contributed to the decrease in the net loss ratio. The Personal Segment reported a net expense ratio of 35.4% for the first quarter of 2018 as compared to 26.0% for the same period of 2017. The increase in the expense ratio was due predominately to lower net premiums earned.

Corporate

Total revenue for Corporate decreased by $7.8 million for the three months ended March 31, 2018 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $4.8 million during the first quarter of 2018 as compared to investment gains of $2.1 million reported for the same period of 2017. The investment loss includes $4.5 million in loss attributable to the adoption of ASU 2016-01 effective January 1, 2018. Lower net investment income of $0.9 million for the three months ended March 31, 2018 as compared to the same period during 2017 also contributed to the decrease in revenue.

Corporate pre-tax loss was $10.2 million for the three months ended March 31, 2018 as compared to a pre-tax loss of $2.3 million for the same period of 2017. The increase in pre-tax loss was primarily due to the lower revenue discussed above and higher operating expenses of $0.2 million, partially offset by lower interest expense of $0.1 million. The higher operating expenses of $0.2 million were primarily a result of higher salary and related expenses of $0.4 million due primarily to adjustments to incentive compensation accruals during the first quarter of 2018, partially offset by lower professional service fees and other expenses of $0.2 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2018, we had $10.7 million in unrestricted cash and cash equivalents, as well as $0.4 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $44.4 million of unrestricted cash and cash equivalents, as well as $595.4 million in debt securities with an average modified duration of 1.4 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2018, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $13.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2018 and 2017, our insurance company subsidiaries paid $1.6 million and $3.3 million in dividends to Hallmark, respectively.

Comparison of March 31, 2018 to December 31, 2017

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2018 were $707.2 million compared to $726.3 million at December 31, 2017. The primary reasons for this decrease in unrestricted cash and investments were cash used by operations, a decrease in investment fair values, capital expenditures and repurchases of our common stock.

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

During the three months ended March 31, 2018, our cash flow used by operations was $19.2 million compared to cash flow provided by operations of $8.8 million during the same period the prior year.  The decrease in operating cash flow was driven by a temporary acceleration of paid claims as we improved our claims practices to address the increase in frequency and severity in our commercial auto portfolio. This decrease in operating cash flow was partially offset by higher collected net premiums and higher collected ceding commissions during the three months ended March 31, 2018 as compared to the same period the prior year.

Net cash provided by investing activities during the first three months of 2018 was $9.6 million as compared to net cash used in investing activities of $9.5 million during the first three months of 2017.  The cash provided by investing activities during the first three months of 2017 was comprised of an increase of $9.1 million in maturities, sales and redemptions of investment securities, a decrease in purchases of debt and equity securities of $9.9 million and a decrease in purchases of property and equipment of $0.1 million.

Cash used in financing activities during the first three months of 2018 was $0.4 million as a result of repurchases of our common stock. Cash used in financing activities during the first three months of 2017 was $0.5 million primarily as a result of repurchases of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, reinstated the credit facility with Frost which expired by its terms on April 30, 2015. The Second Restated Credit Agreement also amended certain provisions of the credit facility and restated the agreement with Frost in its entirety.  The Second Restated Credit Agreement provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility, which expires on June 30, 2018. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2018. As of March 31, 2018, we had no outstanding borrowings under Facility A.

On December 17, 2015, we entered into a First Amendment to Second Restated Credit Agreement and a Revolving Facility B Agreement (the “Facility B Agreement”) with Frost to provide a new $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. On November 1, 2016, we amended the Facility B Agreement with Frost to extend by one year the termination date for draws under Facility B and the maturity date for amounts outstanding thereunder. We paid Frost a commitment fee of $75,000 when Facility B was established and an additional $30,000 fee when Facility B was extended. On December 20, 2017, we entered into a Second Amendment to Second Restated Credit Agreement and a Second Amendment to Revolving Facility B Agreement with Frost. The Second Amendment to Second Restated Credit Agreement revised certain definitions in the Second Restated Credit Agreement. The Second Amendment to Revolving Facility B Agreement amended the Revolving Facility B Agreement to further extend by one year the termination date for draws thereunder and the maturity date for amounts outstanding thereunder.  We paid Frost an additional $30,000 fee in connection with the latest extension of Facility B. On March 15, 2018, we entered into a Third Amendment to Second Restated Credit Agreement with Frost to further revise certain definitions.

We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. As amended, we may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of March 31, 2018, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2018, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.37% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2018, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.02% per annum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2017.

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

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2017.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2018:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

January 1st-31st	-	$-	3,074,085	925,915
February 1st-28th	-	$-	3,074,085	925,915
March 1st-31st	41,312	$9.12	3,115,397	884,603

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

10(a)	Third Amendment to Second Restated Credit Agreement between Hallmark Financial Services, Inc. and Frost Bank dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 15, 2018).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 8, 2018	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: May 8, 2018	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

