Form 10-Q
period 2018-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2018-11-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 15(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share – 18,058,676 shares outstanding as of November 7, 2018.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (cost: $571,657 in 2018 and $604,999 in 2017)	$574,470	$605,746
Equity securities (cost: $45,426 in 2018 and $30,253 in 2017)	70,152	51,763
Other investments (cost: $3,763 in 2018 and 2017)	3,085	3,824
Total investments	647,707	661,333
Cash and cash equivalents	59,925	64,982
Restricted cash	3,519	2,651
Ceded unearned premiums	135,567	112,323
Premiums receivable	111,366	104,373
Accounts receivable	1,464	1,513
Receivable for securities	3,253	5,235
Reinsurance recoverable	225,932	182,928
Deferred policy acquisition costs	13,150	16,002
Goodwill	44,695	44,695
Intangible assets, net	8,174	10,023
Deferred federal income taxes, net	1,042	1,937
Federal income tax recoverable	-	7,532
Prepaid expenses	2,526	1,743
Other assets	12,471	13,856
Total assets	$1,270,791	$1,231,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $911 in 2018 and $949 in 2017)	55,791	55,753
Reserves for unpaid losses and loss adjustment expenses	530,816	527,100
Unearned premiums	297,389	276,642
Reinsurance balances payable	55,830	52,487
Current federal income tax payable	144	-
Pension liability	1,403	1,605
Payable for securities	7,699	7,488
Accounts payable and other accrued expenses	24,667	28,933
Total liabilities	$1,003,739	$980,008
Commitments and Contingencies (Note 17)
Stockholders' equity:
Common stock, $.18 par value, authorized 33,333,333; issued 20,872,831 shares in 2018 and 2017	3,757	3,757
Additional paid-in capital	123,053	123,180
Retained earnings	166,270	136,474
Accumulated other comprehensive income	(443)	12,234
Treasury stock (2,814,155 shares in 2018 and 2,703,803 in 2017), at cost	(25,585)	(24,527)
Total stockholders' equity	$267,052	$251,118
Total liabilities and stockholders' equity	$1,270,791	$1,231,126

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gross premiums written	$169,112	$161,151	$495,836	$458,319
Ceded premiums written	(81,100)	(66,102)	(226,545)	(173,857)
Net premiums written	88,012	95,049	269,291	284,462
Change in unearned premiums	850	(6,261)	2,496	(15,744)
Net premiums earned	88,862	88,788	271,787	268,718

Investment income, net of expenses	4,860	5,295	13,706	14,361
Investment gains, net	6,980	2,110	2,678	691
Finance charges	1,347	892	3,548	2,881
Commission and fees	869	570	2,604	1,295
Other income	28	68	89	200
Total revenues	102,946	97,723	294,412	288,146

Losses and loss adjustment expenses	64,245	72,379	191,568	204,925
Other operating expenses	24,829	25,071	78,402	78,445
Interest expense	1,180	1,181	3,335	3,530
Amortization of intangible assets	617	617	1,851	1,851

Total expenses	90,871	99,248	275,156	288,751

Income (loss) before tax	12,075	(1,525)	19,256	(605)
Income tax expense	2,390	35	3,834	319
Net income (loss)	9,685	(1,560)	15,422	(924)

Net income (loss) per share:

Basic	$0.54	$(0.09)	$0.85	$(0.05)
Diluted	$0.53	$(0.09)	$0.85	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$9,685	$(1,560)	$15,422	$(924)

Other comprehensive income :

Change in net actuarial gain	27	37	80	107

Tax effect on change in net actuarial gain	(6)	(13)	(17)	(37)

Unrealized holding gains arising during the period	342	308	1,909	8,208

Tax effect on unrealized holding gains arising during the period	(72)	(108)	(401)	(2,873)

Reclassification adjustment for (gains) losses included in net income	166	(3,188)	159	(5,679)

Tax effect on reclassification adjustment for (gains) losses included in net income	(35)	1,116	(33)	1,988

Other comprehensive income (loss), net of tax	422	(1,848)	1,697	1,714
Comprehensive income (loss)	$10,107	$(3,408)	$17,119	$790

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757
Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,017	123,110	123,180	123,166
Equity based compensation	36	51	37	97
Shares issued under employee benefit plans	-	(5)	(164)	(107)
Balance, end of period	123,053	123,156	123,053	123,156

Retained Earnings
Balance, beginning of period	156,585	148,663	136,474	148,027
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	16,993	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	(2,619)	-
Net income (loss)	9,685	(1,560)	15,422	(924)
Balance, end of period	166,270	147,103	166,270	147,103

Accumulated Other Comprehensive Income
Balance, beginning of period	(865)	13,933	12,234	10,371
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	(16,993)	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	2,619	-
Additional minimum pension liability, net of tax	21	24	63	70
Unrealized holding gains arising during period, net of tax	270	200	1,508	5,335
Reclassification adjustment for losses (gains) included in net income, net of tax	131	(2,072)	126	(3,691)
Balance, end of period	(443)	12,085	(443)	12,085

Treasury Stock
Balance, beginning of period	(25,585)	(23,763)	(24,527)	(19,585)
Acquisition of treasury stock	-	(883)	(1,464)	(5,308)
Shares issued under employee benefit plans	-	18	406	265
Balance, end of period	(25,585)	(24,628)	(25,585)	(24,628)

Total Stockholders' Equity	$267,052	$261,473	267,052	261,473

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,422	$(924)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,801	3,467
Deferred federal income taxes	445	(1,903)
Investment gains, net	(2,678)	(691)
Share-based payments expense	37	97
Change in ceded unearned premiums	(23,244)	(22,488)
Change in premiums receivable	(6,993)	(11,943)
Change in accounts receivable	49	335
Change in deferred policy acquisition costs	2,852	(52)
Change in unpaid losses and loss adjustment expenses	3,716	49,932
Change in unearned premiums	20,747	38,233
Change in reinsurance recoverable	(43,004)	(34,140)
Change in reinsurance balances payable	3,343	10,535
Change in current federal income tax recoverable/payable	7,676	1,918
Change in all other liabilities	(4,429)	(1,495)
Change in all other assets	3,277	3,448

Net cash (used in) provided by operating activities	(18,983)	34,329

Cash flows from investing activities:
Purchases of property and equipment	(1,530)	(1,576)
Purchases of investment securities	(160,147)	(196,976)
Maturities, sales and redemptions of investment securities	177,693	175,527

Net cash provided by (used in) investing activities	16,016	(23,025)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	242	158
Purchase of treasury shares	(1,464)	(5,308)

Net cash used in financing activities	(1,222)	(5,150)

(Decrease) increase in cash and cash equivalents and restricted cash	(4,189)	6,154
Cash, cash equivalents and restricted cash at beginning of period	67,633	86,959
Cash, cash equivalents and restricted cash at end of period	$63,444	$93,113

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

The interim financial data as of September 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of September 30, 2018.  The fair value is based on the lower of the discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 4.5% to 5.3% for each future payment date and 100.5% of par.  This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities: Our trust preferred securities have a carried value of $55.8 million and a fair value of $47.4 million as of September 30, 2018. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Adoption of New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (Topic 715). ASU 2017-01 is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Effective January 1, 2018, we adopted this new guidance, which did not have a material impact on our financial results or disclosures.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also requires us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance resulted in the recognition of $17.0 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in investment gains and (losses) in the Consolidated Statement of Operations. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Effective January 1, 2018, we adopted this new guidance, which did not have a material impact on our financial results or disclosures.

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

In May 2014, the FASB issued ASU 2014-09, guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to property business written as a cover-holder through a Lloyds Syndicate is subject to this updated guidance. Effective January 1, 2018, we adopted this new guidance which did not have a material impact on our financial results or disclosures.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$47,866	$-	$47,866
Corporate bonds	-	249,177	325	249,502
Collateralized corporate bank loans	-	135,309	-	135,309
Municipal bonds	-	127,044	-	127,044
Mortgage-backed	-	14,749	-	14,749
Total debt securities	-	574,145	325	574,470

Total equity securities	70,152	-	-	70,152

Total other investments	3,085	-	-	3,085

Total investments	$73,237	$574,145	$325	$647,707

	As of December 31, 2017
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury securities and obligations of U.S. Government	$-	$49,947	$-	$49,947
Corporate bonds	-	278,760	313	279,073
Collateralized corporate bank loans	-	125,937	-	125,937
Municipal bonds	-	131,433	2,823	134,256
Mortgage-backed	-	16,533	-	16,533
Total debt securities	-	602,610	3,136	605,746

Total equity securities	51,142	-	621	51,763

Total other investments	3,824	-	-	3,824

Total investments	$54,966	$602,610	$3,757	$661,333

Due to significant unobservable inputs into the valuation model for one corporate bond as of September 30, 2018, we classified this investment as Level 3 in the fair value hierarchy. Due to significant unobservable inputs into the valuation model for certain municipal bonds, one corporate bond and one equity security as of December 31, 2017, we classified these investments as Level 3 in the fair value hierarchy. We used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement. The equity security previously classified as Level 3 in the fair value hierarchy was transferred to Level 1 during the second quarter of 2018.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018 and 2017 (in thousands):

Beginning balance as of January 1, 2018	$3,757
Sales	(2,925)
Settlements	-
Purchases	-
Issuances	-
Total realized/unrealized gains included in net income	114
Net gains included in other comprehensive income	-
Transfers into Level 3	-
Transfers out of Level 3	(621)
Ending balance as of September 30, 2018	$325

Beginning balance as of January 1, 2017	$5,945
Sales	-
Settlements	(150)
Purchases	775
Issuances	-
Total realized/unrealized gains included in net income	-
Net gains included in other comprehensive income	607
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance as of September 30, 2017	$7,177

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2018	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government	$48,730	$-	$(864)	$47,866
Corporate bonds	250,739	403	(1,640)	249,502
Collateralized corporate bank loans	134,807	642	(140)	135,309
Municipal bonds	122,053	6,126	(1,135)	127,044
Mortgage-backed	15,328	13	(592)	14,749

Total debt securities	571,657	7,184	(4,371)	574,470

Total equity securities	45,426	28,116	(3,390)	70,152

Total other investments	3,763	-	(678)	3,085

Total investments	$620,846	$35,300	$(8,439)	$647,707

As of December 31, 2017

U.S. Treasury securities and obligations of U.S. Government	$50,088	$7	$(148)	$49,947
Corporate bonds	278,611	1,204	(742)	279,073
Collateralized corporate bank loans	125,536	702	(301)	125,937
Municipal bonds	134,052	709	(505)	134,256
Mortgage-backed	16,712	37	(216)	16,533

Total debt securities	604,999	2,659	(1,912)	605,746

Total equity securities	30,253	23,014	(1,504)	51,763

Total other investments	3,763	61	-	3,824

Total investments	$639,015	$25,734	$(3,416)	$661,333

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

U.S. Treasury securities and obligations of U.S. Government	$-	$-	$-	$-
Corporate bonds	(44)	(107)	(66)	(125)
Collateralized corporate bank loans	23	8	70	56
Municipal bonds	(145)	120	(164)	204
Mortgage-backed	-	(1)	1	(1)
Realized (losses) gains on fixed maturities	(166)	20	(159)	134
Realized gains on equity securities	-	3,168	359	5,545
Realized (losses) gains on other investments	-	-	-	-
Total realized (losses) gains on investments	(166)	3,188	200	5,679
Other-than-temporary impairments	-	(850)	-	(4,257)
Unrealized gains (losses) on other investments	25	(228)	(739)	(731)
Unrealized gains (losses) on equity investments	7,121	-	3,217	-
Investment gains (losses), net	$6,980	$2,110	$2,678	$691

We realized gross gains on investments of $0.3 million and $3.4 million during the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively.  We realized gross losses on investments of $0.5 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. We recorded proceeds from the sale of investment securities of $0.4 million and $11.4 million during the three months ended September 30, 2018 and 2017, respectively, and $14.6 million and $19.4 million for the nine months ended September 30, 2018 and 2017, respectively.  Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$46,868	$(864)	$-	$-	$46,868	$(864)
Corporate bonds	181,467	(1,313)	47,968	(327)	229,435	(1,640)
Collateralized corporate bank loans	18,794	(117)	6,064	(23)	24,858	(140)
Municipal bonds	38,292	(638)	11,924	(497)	50,216	(1,135)
Mortgage-backed	5,862	(63)	5,454	(529)	11,316	(592)
Total debt securities	291,283	(2,995)	71,410	(1,376)	362,693	(4,371)

Total equity securities	3,017	(2,654)	3,359	(736)	6,376	(3,390)

Total other investments	3,085	(678)	-	-	3,085	(678)

Total investments	$297,385	$(6,327)	$74,769	$(2,112)	$372,154	$(8,439)

	As of December 31, 2017
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. Government	$28,825	$(145)	$1,997	$(3)	$30,822	$(148)
Corporate bonds	176,061	(736)	2,378	(6)	178,439	(742)
Collateralized corporate bank loans	30,008	(280)	2,517	(21)	32,525	(301)
Municipal bonds	35,200	(370)	8,917	(135)	44,117	(505)
Mortgage-backed	6,419	(127)	1,415	(89)	7,834	(216)
Total debt securities	276,513	(1,658)	17,224	(254)	293,737	(1,912)

Total equity securities	8,375	(1,504)	-	-	8,375	(1,504)

Total other investments	-	-	-	-	-	-

Total investments	$284,888	$(3,162)	$17,224	$(254)	$302,112	$(3,416)

At September 30, 2018, the gross unrealized losses more than twelve months old were attributable to 64 debt security positions and two equity securities. At December 31, 2017, the gross unrealized losses more than twelve months old were attributable to 25 debt security positions. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Details regarding the carrying value of the other investments portfolio as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Investment Type
Equity warrant	$3,085	$3,824
Total other investments	$3,085	$3,824

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at September 30, 2018 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$120,070	$120,698
Due after one year through five years	287,661	291,063
Due after five years through ten years	121,834	122,121
Due after ten years	26,764	25,839
Mortgage-backed	15,328	14,749
	$571,657	$574,470

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.4 million and $26.2 million at September 30, 2018 and December 31, 2017, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	September 30,	September 30,
	2018	2017

Balance at January 1	$527,100	$481,567
Less reinsurance recoverable	154,612	123,237
Net balance at January 1	372,488	358,330

Incurred related to:
Current year	185,506	184,685
Prior years	6,062	20,240
Total incurred	191,568	204,925

Paid related to:
Current year	56,687	61,288
Prior years	184,337	128,329
Total paid	241,024	189,617

Net balance at September 30	323,032	373,638
Plus reinsurance recoverable	207,784	157,861
Balance at September 30	$530,816	$531,499

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	Nine Months Ended September 30,
	2018	2017

Specialty Commercial Segment	$15,730	$17,824
Standard Commercial Segment	(8,829)	1,594
Personal Segment	(839)	822
Corporate	-	-

Total unfavorable (favorable) net prior years' development	$6,062	$20,240

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2018 and 2017:

Nine months ended September 30, 2018:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net unfavorable development in the 2016 and prior accident years primarily in the commercial auto liability line of business, partially offset by favorable development primarily in the commercial auto and general liability lines of business in the 2017 accident year. Our Specialty Commercial operating unit experienced net unfavorable development in general aviation, commercial excess liability, satellite launch insurance products, primary/excess commercial property, professional liability and specialty risk programs lines of business.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net favorable development in the 2016 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2017 accident year and net unfavorable development in the 2017 and prior accident years in the occupational accident line of business. Our Workers Compensation operating unit experienced net favorable development in the 2016 and prior accident years.

•	Personal Segment. Net favorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2013 through 2017 accident years, partially offset by unfavorable development in the 2012 and prior accident years.

Nine months ended September 30, 2017:

•	Specialty Commercial Segment. Our Contract Binding operating unit experienced net unfavorable development primarily in the commercial auto liability line of business in the 2015 and prior accident years, partially offset by favorable development in the 2016 accident year. Our Specialty Commercial operating unit experienced net unfavorable development in general aviation primarily in the 2010 accident year, commercial excess liability primarily in the 2013 accident year and specialty risk programs primarily in the 2015 and prior accident years, partially offset by net favorable development in the medical professional liability and primary/excess commercial property lines of business primarily in the 2016 accident years.

•	Standard Commercial Segment. Our Standard Commercial P&C operating unit experienced net unfavorable development in the 2016 and prior accident years in the occupational accident line of business, partially offset by net favorable development primarily in the general liability line of business in the 2016 and prior accident years.

•	Personal Segment. Net unfavorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2016, 2014 and 2013 accident years, partially offset by favorable development in the 2015 accident year.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015. As of September 30, 2018, there were outstanding incentive stock options to purchase 1,074 shares of our common stock and outstanding non-qualified stock options to purchase 244,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015. There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of September 30, 2018, restricted stock units representing the right to receive up to 508,345 shares of our common stock were outstanding under the 2015 LTIP. There were no stock option awards granted under the 2015 LTIP as of September 30, 2018.

Stock Options:

Incentive stock options granted under the 2005 LTIP prior to 2009 vested 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminated five to ten years from the date of grant. Incentive stock options granted in 2009 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vests in equal annual increments on each of the first seven anniversary dates and terminates ten years from the date of grant.

A summary of the status of our stock options as of September 30, 2018 and changes during the nine months then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at January 1, 2018	406,731	$7.85
Granted	-	-
Exercised	(36,500)	$6.61
Forfeited or expired	(125,000)	$10.60
Outstanding at September 30, 2018	245,231	$6.63	0.7	$1,071
Exercisable at September 30, 2018	245,231	$6.63	0.7	$1,071

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Intrinsic value of options exercised	$-	$9	$122	$110

Cost of share-based payments (non-cash)	$-	$-	$-	$-

Income tax benefit of share-based payments recognized in income	$-	$-	$-	$-

As of September 30, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2018 or 2017.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level. The grant date fair value of restricted stock units granted in 2015, 2016, 2017 and 2018 was $11.10, $11.41, $10.20 and $10.87 per unit, respectively. We incurred compensation expense of $36 thousand and $37 thousand related to restricted stock units during the three months and nine months ended September 30, 2018, respectively. We incurred compensation expense of $51 thousand and $97 thousand related to restricted stock units during the three months and nine months ended September 30, 2017, respectively. We recorded income tax benefit of $8 thousand related to restricted stock units during both the three months and nine months ended September 30, 2018. We recorded income tax benefit of $18 thousand and $34 thousand related to restricted stock units during the three months and nine months ended September 30, 2017, respectively.

The following table details the status of our restricted stock units as of and for the nine months ended September 30, 2018 and 2017:

	Number of
	Restricted
	Stock Units
	2018	2017

Non-vested at January 1	385,779	296,574
Granted	144,059	138,712
Vested	(8,198)	(5,998)
Forfeited	(182,743)	(43,509)
Non-vested at September 30	338,897	385,779

As of September 30, 2018, there was $2.4 million of unrecognized grant date compensation cost related to unvested restricted stock units. Based on the current performance estimate, we expect to recognize $1.9 million of compensation cost related to unvested restricted stock units, of which $0.2 million is expected to be recognized during the remainder of 2018, $0.8 million is expected to be recognized in 2019, $0.7 million is expected to be recognized in 2020 and $0.2 million is expected to be recognized in 2021.

8. Segment Information

The following is business segment information for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Specialty Commercial Segment	$68,302	$69,721	$213,507	$205,057
Standard Commercial Segment	19,857	17,401	57,979	52,449
Personal Segment	9,355	9,404	24,891	31,951
Corporate	5,432	1,197	(1,965)	(1,311)
Consolidated	$102,946	$97,723	$294,412	$288,146

Pre-tax income (loss):
Specialty Commercial Segment	$2,452	$1,288	$20,980	$13,018
Standard Commercial Segment	7,264	229	11,239	881
Personal Segment	684	(661)	661	(2,311)
Corporate	1,675	(2,381)	(13,624)	(12,193)
Consolidated	$12,075	$(1,525)	$19,256	$(605)

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017
Assets:
Specialty Commercial Segment	$854,360	$810,133
Standard Commercial Segment	163,478	162,152
Personal Segment	230,397	232,441
Corporate	22,556	26,400
	$1,270,791	$1,231,126

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2018 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Ceded earned premiums	$73,038	$54,769	$203,302	$151,370
Reinsurance recoveries	$48,962	$45,122	$142,389	$103,552

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of September 30, 2018, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of September 30, 2018, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2018, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.58% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2018, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.23% per annum.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Deferred	$11,001	$9,759	$27,672	$31,472
Amortized	(11,909)	(9,849)	(30,524)	(31,420)

Net	$(908)	$(90)	$(2,852)	$52

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Weighted average shares - basic	18,059	18,180	18,097	18,404
Effect of dilutive securities	108	-	106	-
Weighted average shares - assuming dilution	18,167	18,180	18,203	18,404

For the three and nine months ended September 30, 2018, no shares and 43,004 shares, respectively, of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. For each of the three and nine months ended September 30, 2017, 417,830 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest cost	$106	$111	$318	$333
Amortization of net loss	26	37	79	107
Expected return on plan assets	(173)	(164)	(520)	(487)
Net periodic pension cost	$(41)	$(16)	$(123)	$(47)
Contributed amount	$-	$-	$-	$-

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for more discussion of our retirement plans.

15. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2018 and 2017 was 19.9% and (52.7) %, respectively. The effective tax rate for 2018 was favorably impacted by the lower statutory rate from the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The rate for 2017 varied from the statutory tax rate primarily due to a correction of an immaterial error in prior years’ deferred tax on bond premium amortization, partially offset by the amount of tax exempt income in relation to total pre-tax income.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of September 30,
	2018	2017

Cash and cash equivalents	$59,925	$89,770
Restricted cash	3,519	3,343
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$63,444	$93,113

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

Interest paid	$3,325	$3,505

Income taxes (recovered) paid	$(4,287)	$304

Supplemental schedule of non-cash investing activities:

Change in receivable for securities related to investment disposals that settled after the balance sheet date	$1,982	$1,338

Change in payable for securities related to investment purchases that settled after the balance sheet date	$211	$(6,580)

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2018 and 2017 were as follows (in thousands):

	Minimum		Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Losses)	Income

Balance at December 31, 2016	$(2,666)	$13,037	$10,371
Other comprehensive income:
Change in net actuarial gain	107	-	107
Tax effect on change in net actuarial gain	(37)	-	(37)
Net unrealized holding gains arising during the period	-	8,208	8,208
Tax effect on unrealized gains arising during the period	-	(2,873)	(2,873)
Reclassification adjustment for gains included in investment gains	-	(5,679)	(5,679)
Tax effect on reclassification adjustment for gains included in income tax expense	-	1,988	1,988
Other comprehensive income, net of tax	70	1,644	1,714
Balance at September 30, 2017	$(2,596)	$14,681	$12,085

Balance at December 31, 2017	$(2,310)	$14,544	$12,234
Other comprehensive income:
Change in net actuarial gain	80	-	80
Tax effect on change in net actuarial gain	(17)	-	(17)
Net unrealized holding gains arising during the period	-	1,909	1,909
Tax effect on unrealized gains arising during the period	-	(401)	(401)
Reclassification adjustment for realized gains included in investment gains	-	159	159
Tax effect on reclassification adjustment for realized gains included in income tax expense	-	(33)	(33)
Other comprehensive income, net of tax	63	1,634	1,697
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	(16,993)	(16,993)
Balance at September 30, 2018	$(2,816)	$2,373	$(443)

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

Results of Operations

Management overview. During the three and nine months ended September 30, 2018, our total revenues were $102.9 million and $294.4 million, representing an increase of 5% and 2%, respectively, from the $97.7 million and $288.1 million in total revenues for the same periods of 2017.  During the three and nine months ended September 30, 2018, our income before tax was $12.1 million and $19.3 million, respectively, representing an increase of $13.6 million and $19.9 million, respectively, from the loss before tax of $1.5 million and $0.6 million reported during the same periods the prior year.

The increase in revenue for the three and nine months ended September 30, 2018 was largely due to investment gains of $7.0 million and $2.7 million, respectively, as compared to $2.1 million and $0.7 million during the same periods of 2017, as well as higher net earned premiums, higher commissions and fees and higher finance charges, partially offset by lower net investment income and lower other income. The investment gains for the nine months ended September 30, 2018 included $3.2 million in loss attributable to the adoption effective January 1, 2018 of Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 using the modified-retrospective approach pursuant to which we recorded a cumulative effect adjustment to retained earnings of $17.0 million as of January 1, 2018 and decreased accumulated other comprehensive income by the same amount and did not restate prior periods. The decrease in net investment income for the three and nine months ended September 30, 2018 was primarily the result of the final distribution on a fixed income security during the third quarter of the prior year.

The increase in income before tax for the three and nine months ended September 30, 2018 was due primarily to the increase in revenue discussed above as well as decreased losses and loss adjustment expenses (“LAE”) of $8.1 million and $13.4 million, respectively, as compared to the same periods in 2017. The decrease in losses and LAE was primarily the result of improvement in unfavorable net prior year loss reserve development to $1.6 million and $6.1 million for the three and nine months ended September 30, 2018 as compared to $10.6 million and $20.2 million during the same periods of 2017.

We reported net income of $9.7 million for the three months ended September 30, 2018 as compared to a net loss of $1.6 million for the same period of 2017. We reported net income of $15.4 million during the nine months ended September 30, 2018 as compared to a net loss of $0.9 million for the same period during 2017. On a diluted basis per share, we reported net income of $0.53 per share for the three months ended September 30, 2018, as compared to a net loss of $0.09 per share for the same period in 2017.  On a diluted basis per share, we reported net income of $0.85 per share for the nine months ended September 30, 2018, as compared to a net loss of $0.05 per share for the same period in 2017. Our effective tax rate was 19.9% for the first nine months of 2018 as compared to -52.7% for the same period in 2017. The effective tax rate for 2018 was favorably impacted by the lower statutory rate from the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The rate for 2017 varied from the statutory tax rate primarily due to a correction of an immaterial error in prior years’ deferred tax on bond premium amortization, partially offset by the amount of tax exempt income in relation to total pre-tax income.

Third Quarter 2018 as Compared to Third Quarter 2017

The following is additional business segment information for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross premiums written	$125,599	$127,062	$21,560	$19,240	$21,953	$14,849	$-	$-	$169,112	$161,151
Ceded premiums written	(66,404)	(56,200)	(2,398)	(2,889)	(12,298)	(7,013)	-	-	(81,100)	(66,102)
Net premiums written	59,195	70,862	19,162	16,351	9,655	7,836	-	-	88,012	95,049
Change in unearned premiums	3,203	(6,274)	(449)	(420)	(1,904)	433	-	-	850	(6,261)
Net premiums earned	62,398	64,588	18,713	15,931	7,751	8,269	-	-	88,862	88,788

Total revenues	68,302	69,721	19,857	17,401	9,355	9,404	5,432	1,197	102,946	97,723

Losses and loss adjustment expenses	52,106	53,899	6,261	11,760	5,878	6,720	-	-	64,245	72,379

Pre-tax income (loss)	2,452	1,288	7,264	229	684	(661)	1,675	(2,381)	12,075	(1,525)

Net loss ratio (1)	83.5%	83.5%	33.5%	73.8%	75.8%	81.3%			72.3%	81.5%
Net expense ratio (1)	22.4%	21.9%	34.1%	34.2%	20.2%	31.2%			25.8%	27.1%
Net combined ratio (1)	105.9%	105.4%	67.6%	108.0%	96.0%	112.5%			98.1%	108.6%

Favorable (Unfavorable) Prior Year Development	(8,869)	(9,492)	7,269	(1,330)	(9)	266			(1,609)	(10,556)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $125.6 million for the three months ended September 30, 2018, which was $1.5 million, or 1%, less than the $127.1 million reported for the same period of 2017. The decrease in gross premiums written was primarily the result of decreased premium production in our Contract Binding operating unit, partially offset by higher premium production in our Specialty Commercial operating unit. Net premiums written were $59.2 million for the three months ended September 30, 2018 as compared to $70.9 million for the same period of 2017. The decrease in net premiums written was due to a change in mix towards business with higher ceded premium as a percentage of the gross premium.

The $68.3 million of total revenue for the three months ended September 30, 2018 was $1.4 million less than the $69.7 million reported by the Specialty Commercial Segment for the same period in 2017. This decrease in revenue was primarily due to lower net premiums earned of $2.2 million due to lower premium production in our Contract Binding operating unit partially offset by increased premium production in our Specialty Commercial operating unit, as well as higher net investment income of $0.3 million and higher commission and fees of $0.5 million for the three months ended September 30, 2018 as compared to the same period of 2017.

Pre-tax income for the Specialty Commercial Segment of $2.5 million for the third quarter of 2018 was $1.2 million higher than the $1.3 million reported for the same period in 2017. The increase in pre-tax income was primarily the result of lower losses and LAE of $1.8 million and lower operating expenses of $0.8 million, partially offset by the decreased revenue discussed above during the three months ended September 30, 2018 as compared to the same period during 2017.

Our Contract Binding operating unit reported an $8.2 million decrease in losses and LAE due largely to decreased net earned premiums, as well as $7.8 million of unfavorable prior year net loss reserve development recognized during the three months ended September 30, 2018 as compared to $8.9 million of unfavorable prior year net loss reserve development during the same period of 2017. Our Specialty Commercial operating unit reported a $6.4 million increase in losses and LAE which consisted of (a) a $1.8 million increase in losses and LAE attributable to our professional liability insurance products due primarily to increased net premiums earned and favorable prior year loss development in the same period of 2017, partially offset by lower current accident year loss trends, (b) a $0.6 million increase in losses and LAE in our satellite launch insurance line of business due primarily to higher current accident year loss trends, (c) a $1.3 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business due primarily to increased net premiums earned as well as unfavorable prior year loss reserve development, (d) a $0.1 million decrease in our general aviation line of business due primarily to lower unfavorable prior year net loss reserve development during the third quarter of 2018 as compared to the third quarter of 2017, partially offset by higher current accident year loss trends, (e) a $1.8 million increase in losses and LAE attributable to our primary/excess property insurance products due to increased net premiums earned as well as net unfavorable prior year loss reserve development during the third quarter of 2018, and (f) a $1.0 million increase in losses and LAE in our specialty programs due primarily to increased net premiums earned.

Operating expenses decreased $0.8 million primarily as the result of lower production related expenses of $2.4 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $1.1 million, increased professional services of $0.3 million and increased occupancy and other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 83.5% for both the three months ended September 30, 2018 and 2017. The gross loss ratio before reinsurance was 73.8% for the three months ended September 30, 2018 as compared to 83.0% for the same period in 2017. The lower gross loss ratio was largely the result of $8.9 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2018 as compared to unfavorable prior year net loss reserve development of $9.5 million for the same period of 2017, as well as lower gross catastrophe losses during the third quarter of 2018 as compared to the same period during 2017. The Specialty Commercial Segment reported $1.1 million of net catastrophe losses during the third quarter of 2018 as compared to $2.2 million of net catastrophe losses during the same period of 2017. The Specialty Commercial Segment reported a net expense ratio of 22.4% for the third quarter of 2018 as compared to 21.9% for the same period of 2017. The increase in the expense ratio was due predominately to the impact of lower net premiums earned in our Contract Binding operating unit, partially offset by increased ceding commissions in our Specialty Commercial operating unit.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.6 million for the three months ended September 30, 2018, which was $2.4 million, or 12%, more than the $19.2 million reported for the same period in 2017. Net premiums written were $19.2 million for the three months ended September 30, 2018 as compared to $16.4 million for the same period in 2017. The increase in gross and net premiums written was due to higher premium production in our Standard Commercial P&C operating unit.

Total revenue for the Standard Commercial Segment of $19.9 million for the three months ended September 30, 2018, was $2.5 million, or 14%, more than the $17.4 million reported for the same period in 2017. This increase in total revenue was due to higher net premiums earned of $2.8 million due primarily to growth in our Standard Commercial P&C operating unit, partially offset by lower net investment income of $0.1 million and lower commission and fees of $0.2 million during the third quarter of 2018 as compared to the same period during 2017.

Our Standard Commercial Segment reported pre-tax income of $7.3 million for the three months ended September 30, 2018 as compared to $0.2 million reported for the same period of 2017. The increase in pre-tax income was the result of the increased revenue discussed above and lower losses and LAE of $5.5 million, partially offset by higher operating expenses of $0.9 million largely the result of higher production related expenses.

The Standard Commercial Segment reported a net loss ratio of 33.5% for the three months ended September 30, 2018 as compared to 73.8% for the same period of 2017. The gross loss ratio before reinsurance for the three months ended September 30, 2018 was 51.9% as compared to the 78.5% reported for the same period of 2017. The decreases in the gross and net loss ratios were primarily due to net favorable prior year loss reserve development of $7.3 million for the three months ended September 30, 2018 as compared to net unfavorable prior year loss reserve development of $1.3 million for the three months ended September 30, 2017. The Standard Commercial Segment also reported $0.9 million of net catastrophe losses during the third quarter of 2018 as compared to $2.1 million of net catastrophe losses during the same period of 2017. These improvements were partially offset by higher non-catastrophe current accident year loss trends. The Standard Commercial Segment reported a net expense ratio of 34.1% for the third quarter of 2018 as compared to 34.2% for the same period of 2017. The decrease in the expense ratio was primarily due to the increased net earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $22.0 million for the three months ended September 30, 2018 as compared to $14.8 million for the same period in the prior year. Net premiums written for our Personal Segment were $9.7 million in the third quarter of 2018, which was an increase of $1.9 million, or 23%, from the $7.8 million reported for the third quarter of 2017. The increase in gross and net written premiums was primarily due to higher premium production in our current geographical footprint.

Total revenue for the Personal Segment was $9.4 million for both the third quarter of 2018 and 2017. Net premiums earned decreased $0.5 million, offset by higher finance charges of $0.5 million reported during the third quarter of 2018 as compared to the same period during 2017.

Pre-tax income for the Personal Segment was $0.7 million for the three months ended September 30, 2018 as compared to pre-tax loss of $0.7 million for the same period of 2017. The pre-tax income was primarily the result of decreased losses and LAE of $0.8 million and decreased operating expenses of $0.6 million for the three months ended September 30, 2018 as compared to the same period during 2017.

The Personal Segment reported a net loss ratio of 75.8% for the three months ended September 30, 2018 as compared to 81.3% for the same period of 2017. The gross loss ratio before reinsurance was 66.2% for the three months ended September 30, 2018 as compared to 79.7% for the same period in 2017. The lower gross and net loss ratios were primarily the result of lower current accident year loss trends, partially offset by unfavorable prior year net loss reserve development of $9 thousand during the three months ended September 30, 2018 as compared to favorable net loss reserve development of $0.3 million reported during the same period of 2017. The Personal Segment reported a net expense ratio of 20.2% for the third quarter of 2018 as compared to 31.2% for the same period of 2017. The decrease in the expense ratio was due predominately to higher finance charges and lower production related expenses, partially offset by lower net premiums earned.

Corporate

Total revenue for Corporate increased by $4.2 million for the three months ended September 30, 2018 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $7.0 million during the third quarter of 2018 as compared to investment gains of $2.1 million reported for the same period of 2017, partially offset by lower net investment income of $0.7 million for the three months ended September 30, 2018 as compared to the same period during 2017.

Corporate pre-tax income was $1.7 million for the three months ended September 30, 2018 as compared to a pre-tax loss of $2.4 million for the same period of 2017. The pre-tax income was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $0.1 million.

Operating expenses increased $0.1 million primarily as a result of higher professional service fees of $0.2 million, partially offset by lower other expenses of $0.1 million.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

The following is additional business segment information for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30
	Specialty		Standard
	Commercial Segment		Commercial Segment		Personal Segment		Corporate		Consolidated
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross premiums written	$376,491	$350,374	$65,931	$59,702	$53,414	$48,243	$-	$-	$495,836	$458,319
Ceded premiums written	(189,145)	(144,510)	(7,598)	(6,816)	(29,802)	(22,531)	-	-	(226,545)	(173,857)
Net premiums written	187,346	205,864	58,333	52,886	23,612	25,712	-	-	269,291	284,462
Change in unearned premiums	9,071	(14,563)	(3,648)	(3,859)	(2,927)	2,678	-	-	2,496	(15,744)
Net premiums earned	196,417	191,301	54,685	49,027	20,685	28,390	-	-	271,787	268,718

Total revenues	213,507	205,057	57,979	52,449	24,891	31,951	(1,965)	(1,311)	294,412	288,146

Losses and loss adjustment expenses	148,001	146,018	28,562	34,669	15,005	24,238	-	-	191,568	204,925

Pre-tax income (loss)	20,980	13,018	11,239	881	661	(2,311)	(13,624)	(12,193)	19,256	(605)

Net loss ratio (1)	75.4%	76.3%	52.2%	70.7%	72.5%	85.4%			70.5%	76.3%
Net expense ratio (1)	22.8%	23.6%	33.5%	34.9%	29.2%	27.7%			27.0%	27.9%
Net combined ratio (1)	98.2%	99.9%	85.7%	105.6%	101.7%	113.1%			97.5%	104.2%

Favorable (Unfavorable) Prior Year Development	(15,730)	(17,824)	8,829	(1,594)	839	(822)			(6,062)	(20,240)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $376.5 million for the nine months ended September 30, 2018, which was $26.1 million, or 7%, more than the $350.4 million reported for the same period in 2017. The increase in gross premiums written were primarily the result of increased premium production in our Specialty Commercial operating unit, partially offset by lower premium production in our Contract Binding operating unit. Net premiums written were $187.3 million for the nine months ended September 30, 2018 as compared to $205.9 million for the same period of 2017. The decrease in net premiums written was due to a change in mix towards business with higher ceded premium as a percentage of the gross premium.

The $213.5 million of total revenue for the nine months ended September 30, 2018 was $8.4 million more than the $205.1 million reported by the Specialty Commercial Segment for the same period in 2017. This increase in revenue was primarily due to higher net premiums earned of $5.1 million due to increased premium production in our Specialty Commercial operating unit partially offset by decreased premium production in our Contract Binding operating unit. Further contributing to the increased revenue was higher net investment income of $2.1 million and higher commission and fees of $1.3 million, partially offset by lower other income of $0.1 million for the nine months ended September 30, 2018 as compared to the same period of 2017.

Pre-tax income for the Specialty Commercial Segment of $21.0 million for the nine months ended September 30, 2018 was $8.0 million higher than the $13.0 million reported for the same period in 2017. The increase in pre-tax income was primarily the result of increased revenue discussed above and lower operating expenses of $1.5 million, partially offset by higher losses and LAE of $1.9 million during the nine months ended September 30, 2018 as compared to the same period during 2017.

Our Contract Binding operating unit reported a $15.3 million decrease in losses and LAE due largely to decreased net earned premiums, as well as $11.3 million of unfavorable prior year net loss reserve development recognized during the nine months ended September 30, 2018 as compared to $16.4 million of unfavorable prior year net loss reserve development during the same period of 2017. Our Specialty Commercial operating unit reported a $17.2 million increase in losses and LAE which consisted of (a) a $6.7 million increase in losses and LAE attributable to our professional liability insurance products due primarily to increased net earned premiums as well as higher current accident year loss trends and net unfavorable prior year loss reserve development as compared to favorable prior year loss development during the same period of 2017, (b) a $1.0 million increase in losses and LAE in our satellite launch insurance line of business due to higher current accident year loss trends as well as net unfavorable prior year loss reserve development during the nine months ended September 30, 2018, (c) a $4.0 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business due primarily to increased net earned premiums as well as increased net unfavorable prior year loss reserve development during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, (d) a $0.5 million increase in our general aviation line of business due primarily to higher current accident year loss trends, partially offset by lower unfavorable prior year loss development for the nine months ended September 30, 2018 as compared to the prior year to date, (e) a $2.7 million increase in losses and LAE attributable to our primary/excess property insurance products due primarily to increased net earned premiums as well as unfavorable prior year reserve development for the nine months ended September 30, 2018 as compared to favorable prior year reserve development for the same period during 2017, partially offset by lower current accident year loss trends driven by lower catastrophe losses, and (f) a $2.3 million increase in losses and LAE in our specialty programs due primarily to increased net earned premiums.

Operating expenses decreased $1.5 million primarily as a result of lower production related expenses of $5.3 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $2.5 million, increased professional services of $0.8 million and increased occupancy and other operating expenses of $0.5 million.

The Specialty Commercial Segment reported a net loss ratio of 75.4% for the nine months ended September 30, 2018 as compared to 76.3% for the same period during 2017. The gross loss ratio before reinsurance was 72.5% for the nine months ended September 30, 2018 as compared to 73.5% for the same period in 2017. The lower gross and net loss ratios were largely the result of $15.7 million of unfavorable prior year net loss reserve development for the nine months ended September 30, 2018 as compared to unfavorable prior year net loss reserve development of $17.8 million for the same period of 2017 , partially offset by higher current accident year loss trends during the nine months ended September 30, 2018 as compared to the same period during 2017. The Specialty Commercial Segment reported $1.6 million of net catastrophe losses during the nine months ended September 30, 2018 as compared to $2.6 million of net catastrophe losses during the same period of 2017. The Specialty Commercial Segment reported a net expense ratio of 22.8% for the nine months ended September 30, 2018 as compared to 23.6% for the same period of 2017. The decrease in the expense ratio was due predominately to increased ceding commissions in our Specialty Commercial operating unit.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $65.9 million for the nine months ended September 30, 2018, which was $6.2 million, or 10%, more than the $59.7 million reported for the same period in 2017. The increase in gross premiums written was due to higher premium production of $6.5 million in our Standard Commercial P&C Operating unit, partially offset by a $0.3 million decrease in gross premiums written related to the discontinued marketing of new and renewal occupational accident policies effective June 1, 2016. Net premiums written were $58.3 million for the nine months ended September 30, 2018 as compared to $52.9 million for the same period in 2017. The increase in net premiums written was due to higher net premiums written of $5.7 million in our Standard Commercial P&C Operating unit, partially offset by a $0.3 million decrease in net premiums written related to the discontinued marketing of new and renewal occupational accident policies.

Total revenue for the Standard Commercial Segment of $58.0 million for the nine months ended September 30, 2018, was $5.6 million, or 11%, more than the $52.4 million reported for the same period in 2017. This increase in total revenue was primarily due to higher net premiums earned of $5.7 million as a result of increased net premiums earned of $6.2 million in our Standard Commercial P&C operating unit, partially offset by a $0.5 million decrease in net premiums earned primarily related to the discontinued marketing of new and renewal occupational accident policies and lower net investment income of $0.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017.

Our Standard Commercial Segment reported pre-tax income of $11.2 million for the nine months ended September 30, 2018 as compared to pre-tax income of $0.9 million reported for the same period of 2017. The increase in pre-tax income was the result of the increased revenue discussed above and lower losses and LAE of $6.1 million, partially offset by higher operating expenses of $1.4 million primarily as the result of higher production related expenses.

The Standard Commercial Segment reported a net loss ratio of 52.2% for the nine months ended September 30, 2018 as compared to 70.7% for the same period of 2017. The gross loss ratio before reinsurance for the nine months ended September 30, 2018 was 60.5% as compared to the 66.8% reported for the same period of 2017. The decreases in the gross and net loss ratios were due predominantly to favorable prior year net loss reserve development of $8.8 million during the nine months ended September 30, 2018 as compared to $1.6 million of unfavorable prior year net loss reserve development for the same period of 2017. Further contributing to the lower gross and net loss ratios were lower catastrophe losses during the nine months ended September 30, 2018 as compared to the same period of 2017. The Standard Commercial Segment reported $3.2 million of net catastrophe losses during the nine months ended September 30, 2018 as compared to $3.4 million of net catastrophe losses during the same period of 2017. The Standard Commercial Segment reported a net expense ratio of 33.5% during the nine months ended September 30, 2018 as compared to 34.9% for the same period of 2017. The decrease in the expense ratio was primarily due to the increased earned premium.

Personal Segment

Gross premiums written for the Personal Segment were $53.4 million for the nine months ended September 30, 2018 as compared to $48.2 million for the same period in the prior year. Net premiums written for our Personal Segment were $23.6 million in the nine months ended September 30, 2018, which was a decrease of $2.1 million, or 8%, from the $25.7 million reported for the same period of 2017. The increase in gross written premiums was due primarily to increased production in our current geographical footprint. The decline in net written premiums was due to the impact of a new quota share reinsurance contract entered into during the fourth quarter of 2017.

Total revenue for the Personal Segment was $24.9 million for the nine months ended September 30, 2018 as compared to $32.0 million for the same period in 2017. The $7.1 million decrease in revenue was primarily the result of lower net premiums earned of $7.7 million due to lower net written premium volume and lower net investment income of $0.1 million, partially offset by higher finance charges of $0.7 million reported during the nine months ended September 30, 2018 as compared to the same period during 2017.

Pre-tax income for the Personal Segment was $0.7 million for the nine months ended September 30, 2018 as compared to pre-tax loss of $2.3 million for the same period of 2017. The pre-tax income was primarily the result of decreased losses and LAE of $9.2 million and lower operating expenses of $0.9 million for the nine months ended September 30, 2018 as compared to the same period during 2017, partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 72.5% for the nine months ended September 30, 2018 as compared to 85.4% for the same period of 2017. The gross loss ratio before reinsurance was 67.9% for the nine months ended September 30, 2018 as compared to 82.1% for the same period in 2017. The lower gross and net loss ratios were primarily the result of favorable prior year net loss reserve development of $0.8 million during the nine months ended September 30, 2018 as compared to unfavorable net loss reserve development of $0.8 million reported during the same period of 2017, as well as lower current accident year loss trends. The Personal Segment reported a net expense ratio of 29.2% for the nine months ended September 30, 2018 as compared to 27.7% for the same period of 2017. The increase in the expense ratio was due predominately to lower net premiums earned.

Corporate

Total revenue for Corporate decreased by $0.7 million for the nine months ended September 30, 2018 as compared to the same period the prior year. This decrease in total revenue was due predominately to lower net investment income of $2.7 million for the nine months ended September 30, 2018 as compared to the same period during 2017, partially offset by investment gains of $2.7 million during the nine months ended September 30, 2018 as compared to investment gains of $0.7 million reported for the same period of 2017. The investment gains during the first nine months of 2018 include $3.2 million in loss attributable to the adoption of ASU 2016-01 effective January 1, 2018.

Corporate pre-tax loss was $13.6 million for the nine months ended September 30, 2018 as compared to a pre-tax loss of $12.2 million for the same period of 2017. The increase in pre-tax loss was primarily due to higher operating expenses of $0.9 million and the lower revenue discussed above, partially offset by lower interest expense of $0.2 million.

Operating expenses increased $0.9 million primarily as a result of higher salary and related expenses of $0.8 million due primarily to higher incentive compensation accruals during the first nine months of 2018.  Further contributing to the higher operating expenses were increased occupancy and related expenses of $0.4 million primarily related to the early termination of our Ft. Worth office lease.   These increases to operating expenses were partially offset by lower professional service fees and other expenses of $0.3 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2018, we had $16.2 million in unrestricted cash and cash equivalents, as well as $0.9 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $43.7 million of unrestricted cash and cash equivalents, as well as $573.6 million in debt securities with an average modified duration of 1.5 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year's net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2018, the aggregate ordinary dividend capacity of these subsidiaries is $20.0 million, of which $13.2 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2018 and 2017, our insurance company subsidiaries paid $4.6 million and $9.8 million in dividends to Hallmark, respectively.

Comparison of September 30, 2018 to December 31, 2017

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2018 were $707.6 million compared to $726.3 million at December 31, 2017. The primary reasons for this decrease in unrestricted cash and investments were cash used by operations and repurchases of our common stock.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

During the nine months ended September 30, 2018, our cash flow used by operations was $19.0 million compared to cash flow provided by operations of $34.3 million during the same period the prior year.  The decrease in operating cash flow was driven by a decrease in collected net premiums due predominately to an intentional shift in the mix of business away from a commercial auto concentration in our portfolio towards targeted growth in the Specialty Commercial operating unit, a larger portion of which is ceded to third party reinsurers, as well as a temporary acceleration of paid claims as we improved our claims practices to address the increase in frequency and severity in our commercial auto portfolio. This decrease in operating cash flow was partially offset by higher collected ceding commissions and collected income tax recoverable during the nine months ended September 30, 2018 as compared to the same period the prior year.

Net cash provided by investing activities during the first nine months of 2018 was $16.0 million as compared to net cash used in investing activities of $23.0 million during the first nine months of 2017.  The cash provided by investing activities during the first nine months of 2018 was primarily comprised of an increase of $2.2 million in maturities, sales and redemptions of investment securities and a decrease in purchases of debt and equity securities of $36.8 million.

Cash used in financing activities during the first nine months of 2018 was $1.2 million primarily as a result of repurchases of our common stock. Cash used in financing activities during the first nine months of 2017 was $5.2 million primarily as a result of repurchases of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of September 30, 2018, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of September 30, 2018, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2018, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.58% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of September 30, 2018, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.23% per annum.

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

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)	Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

10(a)	Office Lease between Hallmark Financial Services, Inc. and Teachers Insurance and Annuity Association of America dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 8, 2018).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 7, 2018	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: November 7, 2018	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

