Form 10-K
period 2018-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2019-03-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission file number 001‑11252

Hallmark Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87‑0447375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 1000, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (817) 348‑1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.00 par value	Nasdaq Global Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company      ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $129.5million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,123,093 shares of common stock, $.18 par value per share, outstanding as of March 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Unless the context requires otherwise, in this Form 10‑K the term “Hallmark” refers solely to Hallmark Financial Services, Inc. and the terms “we,” “our,” “us” and the “Company” refer to Hallmark and its subsidiaries. The direct and indirect subsidiaries of Hallmark are referred to in this Form 10‑K in the manner identified in the chart under “Item 1. Business – Operational Structure.”

Risks Associated with Forward-Looking Statements Included in this Form 10‑K

This Form 10‑K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or similar expressions. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds. Statements regarding the following subjects are forward-looking by their nature:

•	our business and growth strategies;
•	our performance goals;
•	our projected financial condition and operating results;
•	our understanding of our competition;
•	industry and market trends;
•	the impact of technology on our products, operations and business; and
•	any other statements or assumptions that are not historical facts.

The forward-looking statements included in this Form 10‑K are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, legislative initiatives, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10‑K will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved.

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

Our Contract Binding operating unit primarily offers commercial property/casualty insurance products in the excess and surplus lines market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. Our Contract Binding operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Contract Binding operating unit primarily writes commercial automobile, general liability, commercial property and excess casualty coverages. Our Contract Binding operating unit markets its products in 37 states through 11 wholesale brokers and 114 general agency offices, as well as 27 independent retail agents in Texas.

Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella, general liability and public entity excess liability insurance on both an admitted and non-admitted basis; general aviation property/casualty insurance primarily for private and small commercial aircraft and airports; satellite launch property/casualty insurance products;  medical and financial professional liability insurance on an excess and surplus lines basis; and primary/excess commercial property coverages on an excess and surplus lines basis for both catastrophe and non-catastrophe exposures. The principal focus of the excess and umbrella insurance products offered is transportation (trucking for hire and specialty automobile coverage). The Specialty Commercial operating unit also provides excess liability coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation).  Typical risks range from one power unit to fleets of up to 1000 power units and up to $150 million in receipts (non-construction) or $200 million in receipts (construction) from operations. Public entity excess coverage is also offered on an insurance and reinsurance basis for cities, counties and other public entities with populations up to 1,000,000. Our Specialty Commercial operating unit markets these excess and umbrella products through 124 wholesale brokers in all 50 states. The aircraft liability and hull insurance products underwritten by our Specialty Commercial operating unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Specialty Commercial operating unit markets these general aviation insurance products through 186 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Specialty Commercial operating unit are marketed through underwriting agencies with technical knowledge of space insurance. We retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

The medical professional liability insurance is underwritten on an excess and surplus lines basis by our Specialty Commercial operating unit and focuses on physicians, mid-level providers, miscellaneous medical facilities, hospitals and healthcare organizations and senior care/nursing homes.  The physicians and mid-level providers are generally hard to place or non-standard risks.  These are individuals who do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. In addition to healthcare professionals, our Specialty Commercial operating unit also underwrites medical professional liability for standard medical facilities, hospitals and healthcare systems and senior care/nursing homes. The medical facilities are generally outpatient facilities such as surgery centers, imaging centers, labs, home health agencies and other non-hospital facilities providing medical services. The hospitals and healthcare systems are generally stand-alone acute care facilities, multi-hospital systems, integrated delivery systems, critical access hospitals and others specialty hospitals and healthcare systems providing medical services.  Our Specialty Commercial operating unit markets these products through 34 wholesale and retail brokers in 49 states. The Specialty Commercial operating unit also provides medical professional liability to senior care facilities through a program where a managing general agent underwrites on our behalf risks that meet specific underwriting criteria. The financial professional liability insurance underwritten on an excess and surplus lines basis by our Specialty Commercial operating unit focuses on management and professional liability products that include directors & officers, employment practices and retirement and benefit plan fiduciary services for private, public and non-profit entities as well as miscellaneous professional liability insurance for most non-financial institution service industries. Our Specialty Commercial operating unit distributes its financial professional liability insurance products through 30 wholesale brokers in 49 states. The primary/excess commercial property coverages underwritten by our Specialty Commercial operating unit specialize in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our Specialty Commercial operating unit markets these products through 22 wholesale brokers in 50 states.

Our Standard Commercial P&C operating unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products have historically produced stable loss results and include general liability, commercial automobile, commercial property and umbrella coverages. Our Standard Commercial P&C operating unit currently markets its products through a network of 166 independent agency groups primarily serving businesses in the non-urban areas of 14 states predominately in the southwest and northwest regions.  In addition, our Standard Commercial P&C operating unit provides occupational accident coverage in Texas through an underwriting agency that specializes in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

Our Specialty Personal Lines operating unit primarily offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines operating unit also provides a renters insurance product that complements our non-standard auto offering and fits well in our distribution channel. Our Specialty Personal Lines operating unit markets and services these non-standard auto and renters insurance policies through 4,305 independent retail agent locations in 10 and 12 states, respectively.

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

These operating units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Contract Binding operating unit and Specialty Commercial operating unit. The Standard Commercial Segment consists of the Standard Commercial P&C operating unit and the Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines operating unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Gross Premiums Written:
Specialty Commercial Segment	$501,806	$464,714	$388,914
Standard Commercial Segment	86,121	78,228	76,891
Personal Segment	75,088	61,214	83,272
Total	$663,015	$604,156	$549,077

Net Premiums Written:
Specialty Commercial Segment	$251,731	$265,022	$249,072
Standard Commercial Segment	69,222	69,288	68,490
Personal Segment	42,845	31,273	44,267
Total	$363,798	$365,583	$361,829

Operational Structure

Our insurance company subsidiaries retain a portion of the premiums produced by our operating units. The following chart reflects the operational structure of our organization, including the subsidiaries comprising our operating units and the operating units included in each reportable segment as of December 31, 2018.

Hallmark Financial Services, Inc. ("Hallmark")
Standard Commercial Segment
Personal Segment
Specialty Commercial Segment
Standard Commercial P&C
American Hallmark Insurance Services, Inc. ("American Hallmark Insurance Services")
Effective Claims Management, Inc. ("ECM")
Workers Compensation
TBIC Holding Corporation ("TBIC Holding")
TBIC Risk Management, Inc. ("TBICRM")
Texas Builders Insurance Company ("TBIC")
Specialty Personal Lines
American Hallmark General Agency Inc. ("AHGA")
Hallmark Claims Services, Inc. ("HCS")
Contract Binding
Hallmark Specialty Underwriters, Inc. ("HSU")
TGA Special Risk, Inc. ("TGASRI")
Pan American Acceptance Corporation ("PAAC")
Specialty Commercial
Aerospace Insurance Managers, Inc. ("Aerospace Insurance Managers")
Aerospace Special Risk, Inc. ("ASRI")
Aerospace Claims Management Group, Inc. ("ACMG")
Heath XS, LLC ("HXS")
Hardscrabble Data Solutions, LLC ("HDS")
American Hallmark Insurance Company of Texas ("AHIC")
Hallmark Insurance Company ("HIC")
Hallmark County Mutual Insurance Company ("HCM")
Texas Builders Insurance Company ("TBIC")
Hallmark Specialty Insurance Company ("HSIC")
Hallmark National Insurance Company ("HNIC")

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our Contract Binding operating unit and our Specialty Commercial operating unit. During 2018, our Contract Binding operating unit accounted for 34% and our Specialty Commercial operating unit accounted for 66% of the aggregate premiums produced by the Specialty Commercial Segment.

Contract Binding operating unit. Our Contract Binding operating unit markets, underwrites, finances and services commercial lines insurance in 37 states with a particular emphasis on commercial automobile, general liability and commercial property risks produced on an excess and surplus lines basis. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market. During the second quarter of 2018 we discontinued offering premium financing through PAAC for both the Contract Binding operating unit as well as unaffiliated general and retail agents. During 2018 our Contract Binding operating unit accounts for 77% of the premium volume financed by PAAC.

Our Contract Binding operating unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. During 2018, commercial automobile, general liability and all other property/casualty accounted for 86%, 11% and 3%, respectively, of the premiums produced by our Contract Binding operating unit. Target risks for commercial automobile insurance are business auto and trucking for hire fleets, excluding hazardous or flammable materials haulers. Target risks for general liability insurance are small business risk exposures including artisan contractors, sales and service organizations, and building and premises liability exposures. Target risks for commercial property insurance are low- to mid-value structures including office buildings, mercantile shops, restaurants and rental dwellings, in each case with aggregate property limits of less than $1,000,000. The commercial insurance products offered by our Contract Binding operating unit include the following:

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

Our Contract Binding operating unit markets its products in 37 states through 11 wholesale brokers and 114 general agency offices, as well as 27 independent retail agents in Texas. Our Contract Binding operating unit strives to simplify the placement of its excess and surplus lines policies by providing our general agents with a web rating portal which allows for instantaneous quoting and signature-ready applications which can be emailed or faxed to its independent retail agents. During 2018, general agents produced 84%, retail agents produced 2% and wholesale brokers produced 14% of total premiums produced by our Contract Binding operating unit. During 2018, the top ten general agents produced 41%, the eleven wholesale brokers produced 14% and no general agent produced more than 8%, of the total premium volume of our Contract Binding operating unit. During the same period, the top ten retail agents produced 2%, and no retail agent produced more than 1%, of the total premium volume of our Contract Binding operating unit.

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

Specialty Commercial operating unit. Our Specialty Commercial operating unit offers small and middle market commercial excess liability, umbrella and general liability insurance on both an admitted and non-admitted basis focused primarily on trucking, specialty automobile and non-fleet automobile coverage, excess liability for most classes of public entity risks, general aviation property/casualty insurance primarily for private and small commercial aircraft and airports, satellite launch insurance products, medical and financial professional liability insurance on an excess and surplus lines basis and primary/excess commercial property coverage for both catastrophe and non-catastrophe exposures on an excess and surplus lines basis. Certain specialty programs are also managed by our Specialty Commercial operating unit.

The small and middle market commercial excess liability, umbrella and general liability insurance underwritten by our Specialty Commercial operating unit is offered on an admitted and non-admitted basis in all 50 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $6,000,000 (transportation) and $1,000,000 to $10,000,000 (non-transportation) in coverage in excess of the primary carrier’s limits of liability. The majority of the excess, umbrella and general liability insurance policies written by our Specialty Commercial operating unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy. During 2018, the top ten wholesale brokers accounted for 42% of our primary and excess casualty premium volume, with no single wholesale broker accounting for more than 9%. During 2018, commercial transportation excess liability risks accounted for 68% of the premiums, with the remaining 32% coming from non-transportation commercial excess, public entity and general liability risks.

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

•

Public entity excess liability. Public entity excess liability is designed to provide an extra layer of protection for target classes of public entities for auto liability, general liability, public officials’ liability, wrongful acts, employment practices liability, law enforcement liability, educators’ legal liability and related coverages.

Our Specialty Commercial operating unit markets, underwrites and services general aviation property/casualty insurance in 48 states.    The marketing strategy of our Specialty Commercial operating unit is similar to only a few competitors in the U.S. and focuses on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. In addition, our Specialty Commercial operating unit offers satellite launch property/casualty policies marketed through underwriting agencies with technical knowledge of space insurance. The general aviation and satellite launch products offered by our Specialty Commercial operating unit include the following:

•

Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.

•	Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.
•	Satellite. We retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

Our Specialty Commercial operating unit distributes its general aviation insurance products through 186 aviation specialty brokers. These specialty brokers submit requests for aviation insurance quotations received from the states in which we operate and our Specialty Commercial operating unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2018, the top ten independent specialty brokers produced 39%, and no broker produced more than 9%, of the total general aviation premium volume of our Specialty Commercial operating unit. Our Specialty Commercial operating unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 93% of the aircraft written in 2018 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2018 was approximately $169,000. All general aviation policies produced by our Specialty Commercial operating unit are written through our insurance company subsidiaries.

Our Specialty Commercial operating unit markets medical professional liability insurance on an excess and surplus lines basis.  Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities, as well as outpatient medical facilities and hospitals and healthcare systems.  Our Specialty Commercial operating unit distributes its medical professional liability insurance products through 34 wholesale and retail brokers in 49 states. The Specialty Commercial operating unit also provides medical professional liability to senior care facilities through a program where a managing general agent underwrites on our behalf risks that meet specific underwriting criteria.

Our Specialty Commercial operating unit markets financial professional liability insurance on an excess and surplus lines basis.  Financial professional liability insurance provides liability insurance for management liability and professional liability on a claims-made basis. Our financial professional liability products target miscellaneous professional liability classes.  Our Specialty Commercial operating unit distributes its financial professional liability insurance products through 30 wholesale brokers in 49 states. Our Specialty Commercial operating unit markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. Our Specialty Commercial operating unit distributes its primary/excess commercial property insurance products through 22 wholesale brokers in 50 states. The specialty programs within our Specialty Commercial operating unit consist of fronting and agency arrangements, as well as a program underwriter. The specialty programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company,   a program underwriter writing primarily commercial auto liability and physical damage risk in 16 states and a program underwriter writing primarily commercial auto coverage for risks specializing in daily rental operations in 45 states.

Standard Commercial Segment

The Standard Commercial Segment of our business includes our Standard Commercial P&C operating unit and our Workers Compensation operating unit. Effective July 1, 2015, our Workers Compensation operating unit ceased marketing or retaining any risk on new or renewal policies. During 2018, our Standard Commercial P&C operating unit accounted for all of the premiums produced by the Standard Commercial Segment.

Standard Commercial P&C operating unit. Our Standard Commercial P&C operating unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of  14 states predominately in the southwest and northwest regions.  Our Standard Commercial P&C operating unit targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Standard Commercial P&C operating unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. In addition, our Standard Commercial P&C operating unit previously provided occupational accident coverage in Texas through an underwriting agency that is a specialist in the occupational accident insurance market.  Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Products offered by our Standard Commercial P&C operating unit include the following:

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

Our Standard Commercial P&C operating unit markets its property/casualty insurance products through 166 independent agency groups operating in its target markets. Our Standard Commercial P&C operating unit applies a strict agent selection process and seeks to provide its independent agents some degree of non-contractual geographic exclusivity. Our Standard Commercial P&C operating unit also strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Standard Commercial P&C operating unit has historically maintained excellent relationships with its producing agents, as evidenced by the 21 year average tenure of the 25 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2018. During 2018, the top ten agency groups produced 37%, and no individual agency group produced more than 7%, of the total premium volume of our Standard Commercial P&C operating unit.

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

Workers Compensation operating unit. Effective July 1, 2015, this operating unit ceased marketing or retaining any risk on new or renewal policies. The run-off of existing policies issued by our Workers Compensation operating unit is being administered by an independent third party.

Personal Segment / Specialty Personal Lines operating unit

The Personal Segment of our business consists solely of our Specialty Personal Lines operating unit. Our Specialty Personal Lines operating unit markets and services non-standard personal automobile policies and renters insurance in 10 and 12 states, respectively. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Specialty Personal Lines operating unit include the following:

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

Our Specialty Personal Lines operating unit markets its products through 4,305 independent retail agent locations operating in its target geographic markets. Non-standard automobile represented 96% of the premiums produced during 2018. Our Specialty Personal Lines operating unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines operating unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2018, the top ten independent agency locations produced 36%, and no individual agency location produced more than 6%, of the total premium volume of our Specialty Personal Lines operating unit.

During 2018, personal automobile liability coverage accounted for 72% and personal automobile physical damage coverage accounted for the remaining 28% of the total non-standard automobile premiums produced by our Specialty Personal Lines operating unit. Our most common policy term is a six month policy. We offer additional terms of one-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

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

•

Experienced management team. Our senior corporate management team has extensive insurance experience. In addition, our operating units have strong management and underwriting teams, that also have extensive insurance industry experience. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

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

Except for the products of our Specialty Commercial Segment, the distribution of property/casualty insurance products by our operating units is geographically concentrated. For the twelve months ended December 31, 2018, five states accounted for approximately 54% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2018.

	Specialty	Standard
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total
	(dollars in thousands)
Texas	$177,410	$21,558	$18,163	$217,131	32.8%
California	56,591	—	—	56,591	8.5%
Arizona	3,319	1,136	28,249	32,704	4.9%
Florida	26,057	—	—	26,057	3.9%
Oklahoma	15,023	—	7,836	22,859	3.5%
All other states	223,406	63,427	20,840	307,673	46.4%
Total gross premiums written	$501,806	$86,121	$75,088	$663,015
Percent of total	75.7%	13.0%	11.3%	100.0%

Underwriting

The underwriting process employed by our operating units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our operating units offering commercial, healthcare professional, aviation or public entity insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that operating unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial, healthcare professional, aviation and public entity underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective operating units.

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

To better diversify our revenue sources and manage our risk, we seek to maintain an appropriate business mix among our operating units. At the beginning of each year, we establish a target net loss ratio for each operating unit. We continually monitor actual net loss ratios against targets. If any line of business fails to meet its target net loss ratio, we seek input from our underwriting, actuarial and claims management personnel to develop a corrective action plan. Depending on the particular circumstances, that plan may involve tightening underwriting guidelines, increasing rates, modifying product structure, re-evaluating independent agency relationships or discontinuing unprofitable coverages or classes of risk.

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

	Year Ended December 31,
	2018	2017	2016
Gross premiums written	$663,015	$604,156	$549,077
Net statutory loss & LAE ratio	69.8%	79.1%	71.2%
Net statutory expense ratio	25.5%	27.0%	29.4%
Net statutory combined ratio	95.3%	106.1%	100.6%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2018, 2017 and 2016, our consolidated premium-to-surplus ratios were 147%, 157% and 146%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each operating unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2018, we had a total of 92 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2018 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31,
	2018	2017	2016
Gross premiums written	$663,015	$604,156	$549,077
Ceded premiums written	(299,217)	(238,573)	(187,248)
Net premiums written	$363,798	$365,583	$361,829
Gross premiums earned	$641,596	$568,769	$524,229
Ceded premiums earned	(278,509)	(207,732)	(170,859)
Net premiums earned	$363,087	$361,037	$353,370

Reinsurance recoveries	$199,690	$144,948	$116,057

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income securities, equity securities and other investments. As of December 31, 2018, we had total invested assets of $627.9 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2018 would decrease by approximately $7.6 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2018 and 2017.

	As of December 31, 2018			As of December 31, 2017
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield
	(in thousands)			(in thousands)

Category:
Corporate bonds	$242,152	44.4%	2.8%	$279,073	46.1%	2.5%
Collateralized corporate bank loans	126,528	23.2%	5.0%	125,937	20.8%	3.9%
Municipal bonds	115,527	21.1%	3.6%	134,256	22.2%	2.9%
US Treasury securities and obligations of U.S. Government	48,106	8.8%	1.9%	49,947	8.2%	1.8%
Mortgage backed	13,557	2.5%	3.1%	16,533	2.7%	2.6%
Total	$545,870	100.0%	3.4%	$605,746	100.0%	2.9%

The weighted average credit rating for our fixed-income portfolio was BBB+ at December 31, 2018. The following table shows the distribution of our fixed-income portfolio by rating as a percentage of total fair value as of December 31, 2018 and 2017:

	As of	As of
	December 31, 2018	December 31, 2017
Rating:
"AAA"	13.6%	4.3%
"AA"	6.7%	20.3%
"A"	11.8%	8.4%
"BBB"	44.3%	46.3%
"BB"	19.1%	15.0%
"B"	0.3%	1.3%
"CCC"	0.2%	0.1%
"CC"	1.0%	—%
"D"	—%	0.7%
"NR"	3.0%	3.6%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2018 and 2017.

	As of December 31, 2018		As of December 31, 2017
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$120,127	22.0%	$116,060	19.2%
One to five years	284,947	52.2%	308,829	51.0%
Five to ten years	102,047	18.7%	124,168	20.5%
More than ten years	25,192	4.6%	40,156	6.6%
Mortgage-backed	13,557	2.5%	16,533	2.7%
Total	$545,870	100.0%	$605,746	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2018, 13% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2018.

Net Unrealized Gain Balance
(in thousands)
Category
U.S. Treasury securities and obligations of U.S. Government	$(503)
Corporate bonds	(1,162)
Collateralized corporate bank loans	(5,251)
Municipal bonds	2,953
Mortgage-backed	(435)
Equity securities	12,187
Other investments	(2,615)
Total	$5,174

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

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 2,994 property/casualty insurance companies and 2,060 property/casualty insurance groups operating in North America as of July 2, 2018. The primary competition for our Contract Binding operating unit includes such carriers as American Millennium Insurance Company, Canal Insurance Company, Clear Blue Insurance Company, Commercial Alliance Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Progressive County Mutual, State National Insurance Company, Prime Insurance Company, Underwriters at Lloyds of London, and Wilshire Insurance Company.  Our Specialty Commercial operating unit considers its primary competition for our excess, umbrella and general liability insurance products to include such carriers as American International Group, Inc., First Mercury Insurance Company, Axis Insurance Company, Berkshire Hathaway Companies, Endurance American Specialty Insurance Company,XL Specialty Insurance, Navigators, and W.R. Berkley Corporation and, to a lesser extent, a number of national standard lines carriers such as Travelers Companies, Inc. and Liberty Mutual Group. The primary competitors for our general aviation insurance products produced by our Specialty Commercial operating unit are Old Republic Aviation Managers, Starr Aviation, American International Group, Inc., United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. The primary competition for the medical professional liability insurance products produced by our Specialty Commercial operating unit includes such carriers as Admiral Insurance Company, Aspen, Beazley, CNA Financial Corporation, Iron Health, Kinsale Insurance Company, Markel, Medical Protective Insurance Company,  ProAssurance Corporation, RSUI Group and TDC Companies. The primary competition for the financial professional liability insurance products produced by our Specialty Commercial operating unit are Admiral Insurance Company, American International Group Companies, Argonaut Insurance Company, Chubb Group of Insurance Companies, Euclid Executive Liability Managers, Berkley Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, RSUI Group, Hiscox USA, and XL Catlin Insurance Company.   The primary competition for our primary/excess commercial property insurance products includes such carriers as Chubb Westchester, Aspen Insurance, Everst National Insurance Company, RSUI Group, Navigators Specialty Insurance Company, Starr Surplus Lines, Ironshore Specialty Insurance Company, Axis Insurance Company, and Markel Insurance Company. Our Standard Commercial P&C operating unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. Although our Specialty Personal Lines operating unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have.  Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

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

Periodic financial and market conduct examinations. The insurance departments of the states of domicile for our insurance company subsidiaries have broad authority to enforce insurance laws and regulations through examinations, administrative orders, civil and criminal enforcement proceedings, and suspension or revocation of an insurer’s certificate of authority or an agent’s license. The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to injunctive relief, regulatory orders requiring remedial or other corrective action on the part of the company that is the subject of the examination, assessment of fines, or other penalties against that company. In extreme cases, including actual or pending insolvency, the insurance department may take over, or appoint a receiver to take over, the management or operations of an insurer or an agent’s business or assets.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31 or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC and HNIC, both domiciled in Arizona, may pay dividends out of that part of their available surplus funds that is derived from realized net profits on their business. Without prior written approval from the Arizona Department of Insurance, HIC and HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net  income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. As a county mutual, dividends from HCM are payable to policyholders.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2018, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2018, we employed 439 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

Available Information

The Company’s executive offices are located at 777 Main Street, Suite 1000 Fort Worth, Texas 76102. The Company’s mailing address is 777 Main Street, Suite 1000 Fort Worth, Texas 76102. Its telephone number is (817) 348‑1600. The Company’s website address is www.hallmarkgrp.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the U.S. Securities and Exchange Commission (the “SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1‑800‑SEC‑0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2018 unpaid losses and LAE would have produced a $5.3 million change to pretax earnings. Our gross loss and LAE reserves totaled $527.2 million at December 31, 2018. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $305.5 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. According to A.M. Best, there were 2,994 property/casualty insurance companies and 2,060 property/casualty insurance groups operating in North America as of July 2, 2018. Our competitors include entities that have, or are affiliated with entities that have, greater financial and other resources than we have. In addition, competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2018, we had a total of $385.0 million due us from reinsurers, including $252.0 million of recoverables from losses and $133.0 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2018 was $71.8 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2019 by our insurance company subsidiaries is $22.9 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of any one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2018, 87% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 29% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2018 was $545.9 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $7.6 million as of December 31, 2018. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 76% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2018, Hallmark had $50 thousand in its investment portfolio exposed to sub-prime mortgages and $13.6 million total exposure in mortgage-backed securities.

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

We market and distribute our insurance products exclusively through independent insurance agents and specialty insurance brokers. As a result, our business depends in large part on the marketing efforts of these agents and brokers and on our ability to offer insurance products and services that meet the requirements of the agents, the brokers and their customers. However, these agents and brokers are not obligated to sell or promote our products and many sell or promote competitors’ insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to continue to attract and retain independent agents and brokers to sell our insurance products. The failure or inability of independent agents and brokers to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.

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

The following states accounted for approximately 54% of our gross written premiums for 2018: Texas (33%), California (9%), Arizona (5%), Florida (4%) and Oklahoma  (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and Standard Commercial P&C operating unit are currently located at 777 Main Street, Suite 1000, Fort Worth, Texas. The suite is located in a high-rise office building and contains 27,808 square feet of space. The rent is currently $53,299 per month pursuant to a lease which terminates June 30, 2019 pursuant to our exercise of an early termination option.

Our Contract Binding operating unit is presently located at 7550 IH‑10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $34,798 per month pursuant to a lease that expires November 30, 2020.

Our Specialty Commercial operating unit is currently located at 13727 Noel Road, Dallas, Texas. These leased premises consist of 15,072 square feet of office space. The rent is currently $29,830 per month pursuant to a lease that expires November 30, 2022. Our Specialty Commercial operating unit also maintains branch offices in the following locations:

Location	Monthly Rent	Lease Expiration

Chicago, Illinois	$12,471	June 30, 2020
Atlanta, Georgia	$12,305	November 30, 2026
Jersey City, New Jersey	$5,136	December 31, 2020
Glendale, California	$2,627	July 31, 2020

Our Specialty Personal Lines operating unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $30,525 per month pursuant to a lease that expires December 31, 2020.

We have entered into a lease for new office space in a high-rise office building commonly known as Two Lincoln Centre located at 5420 LBJ Freeway, Dallas, Texas.  We intend to relocate our corporate headquarters, our Standard Commercial P&C and our Specialty Commercial operating units.  The leased premises consist of 47,172 square feet of office space (“Suite 1100”) and approximately 3,000 square feet of storage space (“Suite 380”).  The initial term of the lease commences June 1, 2019 and expires May 31, 2032, and we have the right to renew the lease for up to ten years at market rental rates prevailing at the time of renewal.  The initial base rent for Suite 1100 of $121,861 per month is waived for the first 12 months of the lease and the initial base rent for Suite 380 of $4,250 per month is waived for the first 48 months of the lease.  We estimate that additional rent based on a share of certain expenses of the building will initially be approximately $5,000 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2017.

Period	High Sale	Low Sale
Year Ended December 31, 2018:
First quarter	$10.70	$8.62
Second quarter	10.54	8.85
Third quarter	11.31	9.49
Fourth quarter	11.58	9.82

Year Ended December 31, 2017:
First quarter	$11.98	$10.14
Second quarter	11.62	9.94
Third quarter	11.83	9.91
Fourth quarter	11.76	9.95

Holders

As of March 1, 2019,  there were 1,649 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to pay dividends and make other payments. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to Hallmark. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC are limited in the payment of dividends to Hallmark in any 12‑month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. As a county mutual, dividends from HCM are payable to policyholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2018.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	[excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a)](1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	244,157	$6.63	1,491,655
Equity compensation plans not approved by security holders	—	—	—
Total	244,157	$6.63	1,491,655

(1)

Securities remaining available for future issuance are net of a maximum of 508,345 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note 13 to the audited consolidated financial statements included in this report.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended December 31, 2018:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

October 1st- October 31st	-	$-	3,229,135	770,865
November 1st - November 30th	-	$-	3,229,135	770,865
December 1st - December 31st	31,976	$10.71	3,261,111	738,889

Item 6.  Selected Financial Data

Not required for smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto. This discussion contains forward-looking statements. Please see “Risks Associated with Forward-Looking Statements in this Form 10‑K” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

Equity Investments: On January 1, 2018, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income each reporting period.  As a result of the new standard, equity securities with readily determinable fair values are no longer required to be evaluated for other-than-temporary-impairment.

Prior to the adoption of ASU 2016-01, some of the factors considered in evaluating whether a decline in fair value for an equity investment is other-than-temporary include: (1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of cost; (3) the length of time and extent to which the fair value has been less than cost; and (4) the financial condition and near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When it was determined that an equity investment was other-than-temporarily impaired, the security was written down to fair value, and the amount of the impairment was included in earnings as a realized investment loss. The fair value then became the new cost basis of the investment, and any subsequent recoveries in fair value were recognized at disposition. We recognized a realized loss when impairment was deemed to be other-than-temporary even if a decision to sell an equity investment had not been made. If we decided to sell a temporarily impaired available-for-sale equity investment and we did not expect the fair value of the equity investment to fully recover prior to the expected time of sale, the investment was deemed to be other-than-temporarily impaired in the period in which the decision to sell was made.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2018 and 2017, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating unit or one level below an operating unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2018 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; Contract Binding operating unit - $19.9 million; Specialty Commercial operating unit -  $17.4 million (comprised of $7.7 million for the primary/excess and umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2018 and determined that there was no impairment.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2018. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience (including factors such as prior year loss reserve development), expectations of future performance (including premium growth rates, premium rate increases and loss costs), expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our operating units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2018. However, a 13% decline in the fair value of our Standard Commercial P&C operating unit, a 5% decline in the fair value of our Contract Binding operating unit, a 20% decline in the fair value of our Specialty Personal Lines operating unit, a 61% decline in the fair value of our excess and umbrella component or a 29% decline in the fair value of our general aviation and satellite component would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

The market capitalization of Hallmark’s common stock has been below book value during 2018. We consider our market capitalization in assessing the reasonableness of the fair values estimated for our operating units in connection with our goodwill impairment testing. We believe the limited daily trading volume of Hallmark shares has resulted in a decrease in our market capitalization that is not representative of a long-term decrease in value. The valuation analysis discussed above supports our view that goodwill was not impaired at October 1, 2018. Through December 31, 2018, there were no indicators of impairment.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2018 reserves for unpaid losses and LAE would have produced a $5.3 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2018 was $426.5 million to $538.8 million. Our best estimate of unpaid losses and LAE as of December 31, 2018 is $527.2 million. Our carried reserve for unpaid losses and LAE as of December 31, 2018 is comprised of $242.3 million in case reserves and $284.9 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $44.6 million higher than the midpoint, or 97.8% of the high end, of the actuarial range at December 31, 2018 as compared to $39.9 million above the midpoint, or 96.3% of the high end, of the actuarial range at December 31, 2017. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

Results of Operations

Comparison of Years ended December 31, 2018 and December 31, 2017

Management overview. During fiscal 2018, our total revenues were $379.3 million, which was $6.2 million less than the $385.5 million in total revenues for fiscal 2017. During the year ended December 31, 2018, we reported net income before tax of $12.8 million as compared to a  net loss before tax of $16.6 million during the same period of 2017.

This decrease in revenue was largely due to investment losses of $10.2 million during the year ended December 31, 2018 as compared to investment losses of $0.2 million during the same period of 2017, as well as lower net investment income and lower other income, partially offset by higher net earned premiums, higher commissions and fees and higher finance charges. The investment losses for the year ended December 31, 2018 included $9.3 million in loss attributable to the adoption effective January 1, 2018 of Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 using the modified-retrospective approach pursuant to which we recorded a cumulative effect adjustment to retained earnings of $17.0 million as of January 1, 2018 and decreased accumulated other comprehensive income by the same amount and did not restate prior periods.

The increase in income before tax for the year ended December 31, 2018 was due primarily to decreased losses and loss adjustment expenses (“LAE”) of $32.3 million and lower operating expenses of $3.4 million as compared to the same periods in 2017, partially offset by the decrease in revenue discussed. The decrease in losses and LAE was primarily the result of unfavorable net prior year loss reserve development of $40.1 million for the year ended December 31, 2017 as compared to $6.0 million of unfavorable net prior year loss reserve development for the year ended December 31, 2018.    The decrease in operating expenses was primarily due to lower production related expenses due primarily to increased ceding commission in our Specialty Commercial Segment, partially offset by increased salary and related expenses, professional service fees and other operating expenses during the year ended December 31, 2018 as compared to the same period during 2017.

We reported net income of $10.3 million for the year ended December 31, 2018, as compared to a  net loss of $11.6 million for the year ended December 31, 2017. On a diluted per share basis, net income was $0.57 per share for fiscal 2018 as compared to a  net loss of $0.63 per share for fiscal 2017. Our effective tax rate was 19.2% for the  year ended December 31, 2018 as compared to 30.3% for the same period in 2017. The effective tax rate for 2018 was favorably impacted by the lower statutory rate from the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. The rate for 2017 varied from the statutory tax rate primarily due to a $1.3 million charge from the revaluation of deferred tax balances from a 35% statutory rate to the new 21% statutory tax rate under the TCJA as well as a correction of an immaterial error in prior years’ deferred tax on bond premium amortization, partially offset by the amount of tax exempt income in relation to total pre-tax income.

Segment information

The following is additional business segment information for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross premiums written	$501,806	$464,714	$86,121	$78,228	$75,088	$61,214	$—	$—	$663,015	$604,156
Ceded premiums written	(250,075)	(199,692)	(16,899)	(8,940)	(32,243)	(29,941)	—	—	(299,217)	(238,573)
Net premiums written	251,731	265,022	69,222	69,288	42,845	31,273	—	—	363,798	365,583
Change in unearned premiums	6,455	(5,936)	3,099	(3,070)	(10,265)	4,460	—	—	(711)	(4,546)
Net premiums earned	258,186	259,086	72,321	66,218	32,580	35,733	—	—	363,087	361,037

Total revenues	280,283	277,946	76,548	70,302	38,623	40,462	(16,186)	(3,189)	379,268	385,521

Losses and loss adjustment expenses	194,268	213,050	39,396	45,227	22,364	30,031	—	—	256,028	288,308

Pre-tax income (loss)	28,780	2,012	13,090	2,440	3,061	(3,058)	(32,128)	(17,966)	12,803	(16,572)

Net loss ratio (1)	75.2%	82.2%	54.5%	68.3%	68.6%	84.0%			70.5%	79.9%
Net expense ratio (1)	22.6%	23.7%	33.5%	34.5%	26.3%	29.3%			26.6%	28.0%
Net combined ratio (1)	97.8%	105.9%	88.0%	102.8%	94.9%	113.3%			97.1%	107.9%

Favorable (Unfavorable) Prior Year Development	(16,457)	(40,477)	8,993	970	1,511	(598)			(5,953)	(40,105)

1

The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $501.8 million for the year ended December 31, 2018, which was $37.1 million, or 8%, more than the $464.7 million reported for the same period in 2017. The increase in gross premiums written were primarily the result of increased premium production in our Specialty Commercial operating unit, partially offset by lower premium production in our Contract Binding operating unit. Net premiums written were $251.7 million for the year ended December 31, 2018 as compared to $265.0 million reported for the same period in 2017. The decrease in net premiums written was due to a change in mix towards business with higher ceded premium as a percentage of the gross premium.

The $280.3 million of total revenue for the year ended December 31, 2018 was $2.4 million higher than the $277.9 million reported for 2017. This increase in revenue was primarily due to higher net investment income of $2.5 million and higher commission and fees of $1.0 million, partially offset by lower other income of $0.2 million and lower net premiums earned of $0.9 million due to decreased premium production in our Contract Binding operating unit, partially offset by increased premium production in our Specialty Commercial operating unit.

Pre-tax income for the Specialty Commercial Segment of $28.8 million for the year ended December 31, 2018 was $26.8 million higher than the $2.0 million reported for the same period in 2017. This increase in pre-tax income was primarily due to lower loss and LAE expenses of $18.8 million, lower operating expense of $5.6 million and the increased revenue discussed above.

Our Contract Binding operating unit reported a $44.9 million decrease in loss and LAE due primarily to $11.2 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2018 as compared to $38.6 million of unfavorable prior year net loss reserve development recognized for the  prior year. Our Specialty Commercial operating unit reported a $26.1 million increase in loss and LAE which consisted of (a) a $9.3 million increase in losses and LAE attributable to our professional liability insurance products due primarily to increased net earned premiums as well as net unfavorable prior year loss reserve development as compared to favorable prior year loss development during the same period of 2017, (b) a $7.7 million increase in losses and LAE attributable to our primary/excess property insurance products due primarily to increased premium production and higher net catastrophe losses, (c) a $3.9 million increase in losses and LAE in our commercial umbrella and primary/excess liability line of business due primarily to increased net earned premiums as well as increased net unfavorable prior year loss reserve development as compared to the same period during 2017, (d) a $3.8 million increase in losses and LAE in our specialty programs due primarily to increased net earned premiums, (e) a $1.1 million increase in losses and LAE in our satellite launch insurance line of business due to higher current accident year loss trends as well as net unfavorable prior year loss reserve development during 2018,  and (f) a $0.3 million increase in losses and LAE in our general aviation line of business  due primarily to higher current accident year loss trends, partially offset by lower unfavorable prior year loss development as compared to the same period during 2017. The $5.6 million decrease in operating expense was primarily the result of lower production related expenses of $9.2 million due primarily to increased ceding commissions in our Specialty Commercial operating unit, partially offset by increased salary and related expenses of $2.0 million, increased professional services of $0.8 million,  increased occupancy and other operating expenses of $0.7 million and increased travel and related expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 75.2% for the year ended December 31, 2018 as compared to 82.2% for the same period during 2017. The gross loss ratio before reinsurance was 73.4% for the year ended December 31, 2018 as compared to 76.5% for the same period in 2017. The lower gross and net loss ratios were largely the result of $16.5 million of unfavorable prior year net loss reserve development for the year ended December  31, 2018 as compared to unfavorable prior year net loss reserve development of $40.5 million for the same period of 2017, as well as lower gross current accident year loss trends during the year ended December 31, 2018 as compared to the same period during 2017. The Specialty Commercial Segment reported $6.0 million of net catastrophe losses during the year ended December 31, 2018 as compared to $3.8 million of net catastrophe losses during the same period of 2017. The Specialty Commercial Segment reported a net expense ratio of 22.6% for the year ended December 31, 2018 as compared to 23.7% for the same period of 2017. The decrease in the expense ratio was due predominately to increased ceding commissions in our Specialty Commercial operating unit.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $86.1 million for the year ended December 31, 2018, which was $7.9 million, or 10%, more than the $78.2 million reported for the same period in 2017. The gross premiums written for the Standard Commercial P&C operating unit increased $8.2 million, offset by a decrease of $0.3 million due to the discontinued marketing of new and renewal occupational accident policies. Net premiums written were $69.2 million for the year ended December 31, 2018 as compared to $69.3 million reported for the same period in 2017. The net premiums written include a $0.2 million increase in our Standard Commercial P&C operating unit for the year ended December 31, 2018 as compared to the same period during 2017, offset by a decrease in premium volume of $0.2 million due to the discontinued marketing of new and renewal occupational accident policies and a $0.1 million decrease due to the discontinued marketing of workers compensation policies.

Total revenue for the Standard Commercial Segment of $76.5 million for the year ended December 31, 2018 was $6.2 million more than the $70.3 million reported during the year ended December 31, 2017. This 9%  increase was primarily due to higher net premiums earned of $6.1 million primarily as a result of increased net premiums earned of $6.6 million in our Standard Commercial P&C operating unit and higher commissions and fees of $0.3 million, partially offset by lower net investment income and finance charges of $0.2 million for the year ended December 31, 2018 as compared to the same period in 2017.

Our Standard Commercial Segment reported pre-tax income of $13.1 million for the year ended December 31, 2018, which was $10.7 million higher than the $2.4 million reported for the same period of 2017. The increase in pre-tax income was the result of the increased revenue discussed above and lower losses and LAE of $5.8 million, partially offset by higher operating expenses of $1.3 million primarily as the result of higher production related expenses.

The net loss ratio for the year ended December 31, 2018 was 54.5% as compared to the 68.3% reported for the year ended December 31, 2017. The gross loss ratio before reinsurance was 61.9% for the year ended December 31, 2018 as compared to 63.3% for the prior year. The decreases in the gross and net loss ratios were due predominantly to favorable prior year net loss reserve development of $9.0 million during the year ended December 31, 2018 as compared to $1.0 million of favorable prior year net loss reserve development for the same period of 2017. Further contributing to the lower gross and net loss ratios were lower catastrophe losses during the year ended December 31, 2018 as compared to the same period of 2017. The Standard Commercial Segment reported $3.3 million of net catastrophe losses during the year ended December 31, 2018 as compared to $3.6 million of net catastrophe losses during the same period of 2017. The Standard Commercial Segment reported a net expense ratio of 33.5% during the year ended December 31, 2018 as compared to 34.5% for the same period of 2017. The decrease in the expense ratio was primarily due to the increased earned premium.

Personal Segment.

Gross premiums written for the Personal Segment were $75.1 million for the year ended December 31, 2018, which was $13.9 million more than the $61.2 million reported for the same period in 2017. Net premiums written for our Personal Segment were $42.8 million for the year ended December 31, 2018, which was an increase of $11.5 million from the $31.3 million reported for the same period of 2017. The increase in gross written premiums was due primarily to increased production in our current geographical footprint.  The increase in net written premiums was also due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment decreased 5% to $38.6 million for the year ended December 31, 2018 from $40.4 million for the same period during 2017. The $1.8 million decrease in revenue was primarily the result of lower net premiums earned of $3.1 million due to the earning impact of intentionally reducing certain underperforming portions of this business to address loss ratio performance early in 2018 and the deferred earning impact of the subsequent growth later in 2018, partially offset by higher finance charges of $1.3 million reported during the year ended December 31, 2018 as compared to the same period during 2017.

Our Personal Segment reported pre-tax income of $3.1 million for the year ended December 31, 2018 as compared to a  pre-tax loss of $3.1 million for the same period of 2017. The pre-tax income was primarily the result of decreased losses and LAE of $7.7 million and lower operating expenses of $0.3 million for the year ended December 31, 2018 as compared to the same period during 2017, partially offset by the decreased revenue discussed above.

The Personal Segment reported a net loss ratio of 68.6% for the year ended December 31, 2018 as compared to 84.0% for the same period of 2017. The gross loss ratio before reinsurance was 66.7% for the year ended December 31, 2018 as compared to 80.1% for the same period in 2017. The lower gross and net loss ratios were primarily the result of favorable prior year net loss reserve development of $1.5 million during the year ended December 31, 2018 as compared to unfavorable net loss reserve development of $0.6 million reported during the same period of 2017, as well as lower current accident year loss trends. The Personal Segment reported a net expense ratio of 26.3% for the year ended December 31, 2018 as compared to 29.3% for the same period of 2017. The decrease in the expense ratio was due predominately to higher finance charges, partially offset by lower net premiums earned.

Corporate.

Total revenue for Corporate decreased by $13.0 million for the year ended December 31, 2018 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $10.2 million during the year ended December 31, 2018 as compared to investment losses of $0.2 million reported for the same period of 2017 and lower net investment income of $3.0 million for the year ended December 31, 2018 as compared to the same period during 2017. The investment losses during 2018 include $9.3 million in loss attributable to the adoption of ASU 2016-01 effective January 1, 2018.

Corporate pre-tax loss was $32.1 million for the year ended December 31, 2018 as compared to a pre-tax loss of $18.0 million for the same period of 2017. The increase in pre-tax loss was primarily due to the lower revenue discussed above and higher operating expenses of $1.1 million.

Operating expenses increased $1.1 million primarily as a result of higher salary and related expenses of $0.9 million due primarily to higher incentive compensation accruals during  the year ending December 31, 2018 as compared to the same period during 2017.  Further contributing to the higher operating expenses were increased occupancy and related expenses of $0.4 million primarily related to the early termination of our Ft. Worth office lease.   These increases to operating expenses were partially offset by lower professional service fees and other expenses of $0.2 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2018, we had $15.6 million in unrestricted cash and cash equivalents, as well as $0.8 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $20.0 million of unrestricted cash and cash equivalents as well as $545.1 million in debt securities with an average modified duration of 1.4 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12‑month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2019, the aggregate ordinary dividend capacity of these subsidiaries is $33.9 million, of which $22.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2018 and 2017 our insurance company subsidiaries paid $5.5 million and $11.4 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. During 2018 and 2017 our insurance subsidiaries did not pay management fees to Hallmark or our non-insurance company subsidiaries.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2018, our insurance company subsidiaries reported statutory capital and surplus of $247.0 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2018, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory net premium-to-surplus percentage for the years ended December 31, 2018 and 2017 was 147% and 157%, respectively.

Comparison of December 31, 2018 to December 31, 2017

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2018 were $663.5 million compared to $726.3 million at December 31, 2017.  The primary reasons for this decrease in unrestricted cash and investments were cash used by operations, a decrease in investment fair values, purchases of property and equipment and repurchases of our common stock.

Comparison of Years Ended December 31, 2018 and December 31, 2017

Net cash used by our consolidated operating activities was $32.9 million for the year ended December 31, 2018 compared to net cash flow provided by operations of $7.2 million for the year ended December 31, 2017.   The decrease in operating cash flow was driven by a temporary acceleration of paid claims as we improved our claims practices to address the increase in frequency and severity in our commercial auto portfolio as well as increased paid operating expenses. These decreases in operating cash flow were partially offset by higher collected net premiums, higher collected finance charges and collected income tax recoverable during the year ended December  31, 2018 as compared to the same period the prior year.

Net cash provided by investing activities during the year ended December 31, 2018 was $7.3 million as compared to net cash used in investing activities of  $21.4 million for the prior year.  The cash provided by investing activities during the year ended December 31, 2018 was comprised of a decrease in purchases of debt and equity securities of $83.2 million and a decrease of $0.6 million in purchases of property and equipment, partially offset by a decrease of $55.1 million in maturities, sales and redemptions of investment securities.

Net cash used in financing activities during the year ended December 31, 2018 was $1.6 million as a result of $1.8 million related to the repurchase of our common stock, partially offset by $0.2 million related to proceeds from the exercise of employee stock options. Cash used in financing activities during the year ended December 31, 2017 was $5.1 million as a result of $5.3 million related to the repurchase of our common stock, partially offset by $0.2 million related to proceeds from the exercise of employee stock options.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of December 31, 2018, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of December 31, 2018, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Hallmark Statutory Trust I (“Trust I”) as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2018, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 6.04% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bore an initial interest rate of 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2018, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.69% per annum.

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

Not required for smaller reporting company.

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

During the three month period ended December 31, 2018, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a‑15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2018 included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting as of December 31, 2018. The BDO USA, LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Hallmark Financial Services, Inc. and subsidiaries

Fort Worth, Texas

Opinion on Internal Control over Financial Reporting

We have audited Hallmark Financial Services, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended and the related notes and financial statement schedules listed in the accompanying index and our report dated March 14,  2019 expressed an unqualified opinion thereon.

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

March 14, 2019

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017 Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018 and 2017 Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017 Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

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

3.1

Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S‑1 [Registration No. 333‑136414] filed September 8, 2006).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8‑K filed March 28, 2017).

4.1

Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S‑1 [Registration No. 333‑136414] filed September 8, 2006).

4.2

Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8‑K filed June 27, 2005).

4.3

Amended and Restated Declaration of Trust of Hallmark Statutory Trust I dated as of June 21, 2005, among Hallmark Financial Services, Inc., as sponsor, Chase Bank USA, National Association, as Delaware trustee, and JPMorgan Chase Bank, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K filed June 27, 2005).

4.4	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.5	Form of Capital Security Certificate (included in Exhibit 4.3 above).

4.6

Indenture dated as of August 23, 2007, between Hallmark Financial Services, Inc. and The Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8‑K filed August 24, 2007).

4.7

Amended and Restated Declaration of Trust of Hallmark Statutory Trust II dated as of August 23, 2007, among Hallmark Financial Services, Inc., as sponsor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York Trust Company, National Association, as institutional trustee, and Mark Schwarz and Mark Morrison, as administrators (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K filed August 24, 2007).

4.8	Form of Junior Subordinated Debt Security Due 2037 (included in Exhibit 4.7 above).

4.9	Form of Capital Security Certificate (included in Exhibit 4.8 above).

4.10

Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed July 2, 2015).

4.11

First Amendment to Second Restated Credit Agreement among Hallmark Financial Services, Inc., American Hallmark Insurance Company of Texas, Hallmark Insurance Company and Frost Bank dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed December 21, 2015).

4.12

Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 17, 2015 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K filed December 21, 2015).

4.13

First Amendment to Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed November 2, 2016).

4.14

Second Amendment to Second Restated Credit Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed December 20, 2017).

4.15

Second Amendment to Revolving Facility B Agreement between Hallmark Financial Services, Inc. and Frost Bank dated December 20, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K filed December 20, 2017).

4.16

Third Amendment to Second Restated Credit Agreement between Hallmark Financial Services, Inc. and Frost Bank dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 15, 2018).

4.17

Fourth Amendment to Second Restated Credit Agreement between Hallmark Financial Services, Inc. and Frost Bank dated June 19, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 20, 2018).

10.1

Office Lease for 6500 Pinecrest, Plano, Texas, dated July 22, 2008, between Hallmark Financial Services, Inc. and Legacy Tech IV Associates, Limited Partnership (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8‑K filed July 29, 2008).

10.2

First Amendment to Lease Agreement between BRI 1849 Legacy, LLC and Hallmark Financial Services, Inc. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed January 21, 2015).

10.3

Lease Agreement for 777 Main Street, Fort Worth, Texas, dated June 12, 2003 between Hallmark Financial Services, Inc. and Crescent Real Estate Funding I, L.P. (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10‑QSB for the quarter ended June 30, 2003).

10.4

Office Lease by and between SAOP Northwest Center, L.P. and Hallmark Specialty Underwriters, Inc. dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed February 2, 2010).

10.5

First Amendment to Office Lease between MS Crescent One SPV, LLC and Hallmark Financial Services, Inc., dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed March 1, 2011).

10.6

Assignment and Assumption of Lease Agreement and Bill of Sale between Equitymetrix, LLC and Hallmark Financial Services, Inc. dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed March 2, 2016).

10.7

Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated March 25, 2009, as amended by First Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated February 3, 2010, Second Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated July 2, 2013, and Third Amendment to Lease between Musref 13727 Noel, L.P. and Equitymetrix, LLC dated February 25, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K filed March 2, 2016).

10.8

Office Lease between Hallmark Financial Services, Inc. and Teachers Insurance and Annuity Association of America dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 8, 2018).

10.9*

Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10‑QSB for the quarter ended September 30, 2002).

10.10*	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed June 3, 2013).

10.11*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K filed June 3, 2005).

10.12*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8‑K filed June 3, 2005).

10.13*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10‑K for the year ended December 31, 2013).

10.14*	Hallmark Financial Services, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed June 2, 2015).

10.15*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K filed June 2, 2015).

10.16*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8‑K filed June 2, 2015).

10.17*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8‑K filed June 2, 2015).

10.18

Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed June 27, 2005).

10.19

Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed August 24, 2007).

10.20*

Letter agreement dated August 13, 2014, between Hallmark Financial Services, Inc. and Naveen Anand (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed August 15, 2014).

10.21*

Form of Confidentiality and Non-Solicitation Agreement dated May 29, 2015, between Hallmark Financial Services, Inc. and certain employees of the Company (incorporated by reference to Exhibit 10.23 to the registrant’s Form 10‑K for the year ended December 31, 2015).

21+	List of subsidiaries of the registrant.

23 (a)+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a‑14(a) or Rule 15d‑14(b).

31(b)+	Certification of principal financial officer required by Rule 13a‑14(a) or Rule 15d‑14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*     Management contract or compensatory plan or arrangement.

+     Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

Exhibit 23(a)

Consent of Independent Registered Public Accounting Firm

Hallmark Financial Services, Inc. and subsidiaries

Fort Worth, Texas

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-140000), Form S-8 (No. 333-160050) and Form S-8 (No. 333-210078) of Hallmark Financial Services, Inc. of our reports dated March 14, 2019, relating to the consolidated financial statements and financial statement schedules and the effectiveness of Hallmark Financial Services Inc.’s internal control over financial reporting, which appear in this Form 10-K.

/s/ BDO USA, LLP

Dallas, Texas

March 14, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 14, 2019	By:	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President

Date:	March 14, 2019	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2019	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President (Principal Executive Officer)

Date:	March 14, 2019	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Accounting Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

Date:	March 14, 2019	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 14, 2019	/s/ James H. Graves
James H. Graves, Director

Date:	March 14, 2019	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	March 14, 2019	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Hallmark Financial Services, Inc. and subsidiaries

Fort Worth, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. and subsidiaries (the “Company”)  as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended  and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas

March 14, 2019

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

($ in thousands)

	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $550,268 in 2018 and $604,999 in 2017)	$545,870	$605,746
Equity securities (cost; $68,709 in 2018 and $30,253 in 2017)	80,896	51,763
Other investments (cost; $3,763 in 2018 and $3,763 in 2017)	1,148	3,824
Total investments	627,914	661,333
Cash and cash equivalents	35,594	64,982
Restricted cash	4,877	2,651
Ceded unearned premiums	133,031	112,323
Premiums receivable	119,778	104,373
Accounts receivable	1,619	1,513
Receivable for securities	3,369	5,235
Reinsurance recoverable	252,029	182,928
Deferred policy acquisition costs	14,291	16,002
Goodwill	44,695	44,695
Intangible assets, net	7,555	10,023
Deferred federal income taxes, net	4,983	1,937
Federal income tax recoverable	—	7,532
Prepaid expenses	2,588	1,743
Other assets	12,571	13,856
Total assets	$1,264,894	$1,231,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $898 in 2018 and $949 in 2017)	55,804	55,753
Reserves for unpaid losses and loss adjustment expenses	527,247	527,100
Unearned premiums	298,061	276,642
Reinsurance balances payable	67,328	52,487
Pension liability	2,018	1,605
Payable for securities	698	7,488
Federal income tax payable	4	—
Accounts payable and other accrued expenses	28,202	28,933
Total liabilities	1,009,362	980,008
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2018 and 2017	3,757	3,757
Additional paid-in capital	123,168	123,180
Retained earnings	161,195	136,474
Accumulated other comprehensive (loss) income	(6,660)	12,234
Treasury stock (2,846,131 shares in 2018 and 2,703,803 in 2017), at cost	(25,928)	(24,527)
Total stockholders’ equity	255,532	251,118
Total liabilities and stockholders’ equity	$1,264,894	$1,231,126

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

($ in thousands, except per share amounts)

	2018	2017
Gross premiums written	$663,015	$604,156
Ceded premiums written	(299,217)	(238,573)
Net premiums written	363,798	365,583
Change in unearned premiums	(711)	(4,546)
Net premiums earned	363,087	361,037

Investment income, net of expenses	18,232	18,874
Investment losses, net	(10,195)	(205)
Finance charges	5,115	3,867
Commission and fees	2,928	1,679
Other income	101	269

Total revenues	379,268	385,521

Losses and loss adjustment expenses	256,028	288,308
Operating expenses	103,424	106,805
Interest expense	4,545	4,512
Amortization of intangible assets	2,468	2,468

Total expenses	366,465	402,093

Income (loss) before tax	12,803	(16,572)
Income tax expense (benefit)	2,456	(5,019)
Net income (loss)	$10,347	$(11,553)

Net income (loss) per share:
Basic	$0.57	$(0.63)
Diluted	$0.57	$(0.63)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2018 and 2017

($ In thousands)

	2018	2017
Net income (loss)	$10,347	$(11,553)
Other comprehensive income (loss):
Change in net actuarial (loss) gain	(576)	548
Tax effect on change in net actuarial (loss) gain	121	(192)
Unrealized holding (losses) gains arising during the period	(3,343)	9,117
Tax effect on unrealized holding (losses) gains arising during the period	702	(3,191)
Reclassification adjustment for gains included in net income	(1,803)	(6,799)
Tax effect on reclassification adjustment for gains included in net income	379	2,380
Other comprehensive (loss) income, net of tax	(4,520)	1,863
Comprehensive income (loss)	$5,827	$(9,690)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

(In thousands)

					Accumulated
	Number		Additional		Other		Number	Total
	of		Paid-In	Retained	Comprehensive	Treasury	of	Stockholders’
	Shares	Par Value	Capital	Earnings	Income (loss)	Stock	Shares	Equity
Balance at January 1, 2017	20,873	$3,757	$123,166	$148,027	$10,371	$(19,585)	2,261	$265,736
Acquisition of treasury stock	—	—	—	—	—	(5,308)	484	(5,308)
Equity incentive plan activity	—	—	149	—	—	—	—	149
Shares issued under employee benefit plans	—	—	(135)	—	—	366	(41)	231
Net loss	—	—	—	(11,553)	—	—	—	(11,553)
Other comprehensive income, net of tax	—	—	—	—	1,863	—	—	1,863

Balance at December 31, 2017	20,873	$3,757	$123,180	$136,474	$12,234	$(24,527)	2,704	$251,118

Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	—	—	16,993	(16,993)	—		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	—	—	(2,619)	2,619	—		—
Acquisition of treasury stock	—	—	—	—	—	(1,807)	187	(1,807)
Equity incentive plan activity	—	—	152	—	—	—	—	152
Shares issued under employee benefit plans	—	—	(164)	—	—	406	(45)	242
Net income	—	—	—	10,347	—	—	—	10,347
Other comprehensive loss, net of tax	—	—	—	—	(4,520)	—	—	(4,520)

Balance at December 31, 2018	20,873	$3,757	$123,168	$161,195	$(6,660)	$(25,928)	2,846	$255,532

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

($ in thousands)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,347	$(11,553)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization expense	5,141	4,715
Deferred federal income taxes	(1,844)	(1,575)
Investment losses, net	10,195	205
Share-based payments expense	152	149
Change in ceded unearned premiums	(20,708)	(30,841)
Change in premiums receivable	(15,405)	(14,658)
Change in accounts receivable	(106)	756
Change in deferred policy acquisition costs	1,711	3,191
Change in unpaid losses and loss adjustment expenses	147	45,533
Change in unearned premiums	21,419	35,388
Change in reinsurance recoverable	(69,101)	(35,107)
Change in reinsurance balances payable	14,841	5,999
Change in current federal income tax recoverable	7,536	(3,581)
Change in all other liabilities	(267)	3,091
Change in all other assets	3,007	5,487
Net cash (used in) provided by operating activities	(32,935)	7,199
Cash flows from investing activities:
Purchases of property and equipment	(2,101)	(2,705)
Purchases of investment securities	(222,642)	(305,930)
Maturities, sales and redemptions of investment securities	232,081	287,187
Net cash provided by (used in) investing activities	7,338	(21,448)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	242	231
Purchase of treasury shares	(1,807)	(5,308)
Net cash used in financing activities	(1,565)	(5,077)
Decrease in cash and cash equivalents and restricted cash	(27,162)	(19,326)
Cash and cash equivalents and restricted cash at beginning of year	67,633	86,959
Cash and cash equivalents and restricted cash at end of year	$40,471	$67,633

The accompanying notes are an integral part of the consolidated financial statements

1.Accounting Policies:

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

Revolving Credit Facility Payable: Our revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of December 31, 2018 and December 31, 2017. This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated debt securities: Our trust preferred securities are reported at carry value of $55.8 million and $55.8 million, and had a fair value of $45.6 million and $43.7 million, as of December 31, 2018 and 2017, respectively, and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax payable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Investments

Debt securities available for sale are reported at fair value. Unrealized gains and losses are recorded as a component of stockholders’ equity, net of related tax effects. Debt securities that are determined to have other-than-temporary impairment are recognized as a loss on investments in the consolidated statements of operations for the portion that is related to credit deterioration with the remaining portion recognized in other comprehensive income. Debt security premiums and discounts are amortized into earnings using the effective interest method. Maturities of debt securities and sales of equity securities are recorded in receivable for securities until the cash is settled. Purchases of debt and equity securities are recorded in payable for securities until the cash is settled.

Equity securities are reported at fair value.  On January 1, 2018, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 requires equity securities to be measured at fair value with changes in fair value recognized in net income.  As a result of the new standard, equity securities with readily determinable fair values are no longer required to be evaluated for other-than-temporary impairment.  Prior to the adoption of ASU 2016-01, unrealized gains and losses on equity securities were recorded as a component of stockholders’ equity, net of related tax effects.

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

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly commission, underwriting and marketing expenses) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2018 and 2017, we deferred $35.7 million and $31.1 million of policy acquisition costs and amortized $37.4 million and $34.3 million of deferred policy acquisition costs, respectively. Therefore, the net (amortization) deferrals of policy acquisition costs were ($1.7) million and ($3.2) million for 2018 and 2017, respectively.

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

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2032. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as deferred rent which is classified in accounts payable and other accrued expenses on our consolidated balance sheets.

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $27.0 million and $24.9 million, at December 31, 2018 and 2017, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years) or the life of the lease, whichever is shorter. Depreciation expense for 2018 and 2017 was $2.7 million and $2.2 million, respectively. Accumulated depreciation was $20.0 million and $17.3 million at December 31, 2018 and 2017, respectively.

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

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2018 and 2017. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $6.5 million and $7.6 million for the years ended December 31, 2018 and 2017, respectively. Insurance premiums on monthly reporting workers’ compensation policies are earned on the conclusion of the monthly coverage period. Deposit premiums for workers’ compensation policies are earned upon the expiration of the policy.

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

Adoption of New Accounting Pronouncements

On February 14, 2018, the FASB issued ASU 2018‑02, “Income Statement- Reporting Comprehensive Income (Topic 220)” providing updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (AOCI) resulting from the TCJA. Prior guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that included the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would have included the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance was effective for reporting periods beginning after December 15, 2018 and is applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI is recognized or at the beginning of the period of adoption. The Company adopted the updated guidance effective January 1, 2018. The reclassification of the stranded tax effects out of AOCI and into retained earnings was $2.6 million. The adoption did not affect the Company’s results of operations, financial position, or liquidity.

In January 2017, the FASB issued ASU 2017‑01, “Clarifying the Definition of a Business (Topic 715)”. ASU 2017‑01 is intended to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017‑01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”. ASU 2016-01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also requires us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance resulted in the recognition of $17.0 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. The Company reports changes in the fair value of equity investments in investment gains and (losses) in the Consolidated Statement of Operations. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

 In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Effective January 1, 2018, we adopted this new guidance, which did not have a material impact on our financial results or disclosures.

 In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The purpose of ASU 2016-18 is to eliminate the diversity in classifying and presenting changes in restricted cash in the statement of cash flows. The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows, thereby no longer requiring transactions such as transfers between restricted and unrestricted cash to be treated as a cash flow activity. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that fiscal year, with early adoption permitted. Effective January 1,

2018, we retrospectively adopted this new guidance which did not have a material impact on our financial results or disclosures.

 In May 2014, the FASB issued ASU 2014-09, guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to business written as a cover-holder through a Lloyds Syndicate is subject to this updated guidance. Effective January 1, 2018, we adopted this new guidance which did not have a material impact on our financial results or disclosures.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017‑08, “Premium Amortization on Purchased Callable Securities (Subtopic 310‑20)”. ASU 2017‑08 is intended to enhance the accounting for amortization of premiums for purchased callable debt securities. The guidance amends the amortization period for certain purchased callable debt securities held at a premium. Securities that contain explicit, noncontingent call features that are callable at fixed prices and on preset dates should shorten the amortization period for the premium to the earliest call date (and if the call option is not exercised, the effective yield is reset using the payment terms of the debt security). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. We have evaluated the impact of adopting ASU 2017‑08 and have determined that it will be immaterial to our financial results and disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our financial results and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”. ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures, but do not anticipate that any potential impact would be material.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease with the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We plan to adopt the standard on its effective date of January 1, 2019. We will also elect certain practical expedients that allow us not to reassess existing leases under the new guidance. Based on our analysis, the majority of the Company’s lease obligation pertain to office leases utilized in the operation of our businesses. We expect the primary impact of adoption to be the recognition of a right of use asset and a lease liability for operating leases representing approximately two percent of the Company’s total assets and total liabilities, respectively. We do not expect the standard to have a material effect on our reported consolidated results of operations, cash flows or required disclosures.

2.Investments:

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2018
U.S. Treasury securities and obligations of U.S. Government	$48,609	$5	$(508)	$48,106
Corporate bonds	243,314	440	(1,602)	242,152
Collateralized corporate bank loans	131,779	19	(5,270)	126,528
Municipal bonds	112,574	3,791	(838)	115,527
Mortgage-backed	13,992	11	(446)	13,557
Total debt securities	550,268	4,266	(8,664)	545,870
Total equity securities	68,709	20,693	(8,506)	80,896
Total other investments	3,763	—	(2,615)	1,148
Total investments	$622,740	$24,959	$(19,785)	$627,914

As of December 31, 2017
U.S. Treasury securities and obligations of U.S. Government	$50,088	$7	$(148)	$49,947
Corporate bonds	278,611	1,204	(742)	279,073
Collateralized corporate bank loans	125,536	702	(301)	125,937
Municipal bonds	134,052	709	(505)	134,256
Mortgage-backed	16,712	37	(216)	16,533
Total debt securities	604,999	2,659	(1,912)	605,746
Total equity securities	30,253	23,014	(1,504)	51,763
Total other investments	3,763	61	—	3,824
Total investments	$639,015	$25,734	$(3,416)	$661,333

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017
U.S. Treasury securities and obligations of U.S. Government	$902	$566
Corporate bonds	6,696	7,839
Collateralized corporate bank loans	5,658	4,302
Municipal bonds	3,757	4,633
Mortgage-backed	521	1,049
Equity securities	1,151	871
Other investments	—	—
Cash and cash equivalents	518	706
	19,203	19,966
Investment expenses	(971)	(1,092)
Investment income, net of expenses	$18,232	$18,874

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2018 or 2017.

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017
U.S. Treasury securities and obligations of U.S. Government	$—	$—
Corporate bonds	(83)	(468)
Collateralized corporate bank loans	90	79
Municipal bonds	1,435	195
Mortgage-backed	2	(9)
Equity securities	359	7,002
Gain on investments	1,803	6,799
Unrealized loss on other investments	(2,676)	(1,127)
Other-than-temporary impairments	—	(5,877)
Unrealized losses on equity investments	(9,322)	—
Investment losses, net	$(10,195)	$(205)

We realized gross gains on investments of $2.5 million and $8.0 million during the years ended December 31, 2018 and 2017, respectively, of which $1.5 million and $7.2 million were from the sales of securities during the years ended December 31, 2018 and 2017, respectively. We realized gross losses on investments of $0.7 million and $1.2 million during the years ended December 31, 2018 and 2017, respectively, of which none were from the sales of securities during the years ended December 31, 2018 and 2017, respectively. We recorded proceeds from the sale of investment securities of $17.7 million, and $29.1 million during the years ended December 31, 2018 and 2017, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$18,902	$(181)	$28,201	$(327)	$47,103	$(508)
Corporate bonds	117,450	(907)	100,060	(695)	217,510	(1,602)
Collateralized corporate bank loans	120,410	(4,938)	4,931	(332)	125,341	(5,270)
Municipal bonds	14,281	(96)	25,891	(742)	40,172	(838)
Mortgage-backed	6,592	(60)	5,986	(386)	12,578	(446)
Total debt securities	277,635	(6,182)	165,069	(2,482)	442,704	(8,664)
Total equity securities	30,981	(3,699)	4,475	(4,807)	35,456	(8,506)
Total other investments	1,148	(2,615)	—	—	1,148	(2,615)
Total investments	$309,764	$(12,496)	$169,544	$(7,289)	$479,308	$(19,785)

	As of December 31, 2017
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$28,825	$(145)	$1,997	$(3)	$30,822	$(148)
Corporate bonds	176,061	(736)	2,378	(6)	178,439	(742)
Collateralized corporate bank loans	30,008	(280)	2,517	(21)	32,525	(301)
Municipal bonds	35,200	(370)	8,917	(135)	44,117	(505)
Mortgage-backed	6,419	(127)	1,415	(89)	7,834	(216)
Total debt securities	276,513	(1,658)	17,224	(254)	293,737	(1,912)
Total equity securities	8,375	(1,504)	—	—	8,375	(1,504)
Total other investments	—	—	—	—	—	—
Total investments	$284,888	$(3,162)	$17,224	$(254)	$302,112	$(3,416)

We held a total of 328 debt securities with an unrealized loss, of which 221 were in an unrealized loss position for less than one year and 107 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018. We held a total of 224 debt securities with an unrealized loss, of which 199 were in an unrealized loss position for less than one year and 25 were in an unrealized loss position for a period of one year or greater, as of December 31, 2017. We held a total of 20 equity securities with an unrealized loss, of which 17 were in an unrealized loss position for less than one year and 3 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018. We held a total of 4 equity securities with an unrealized loss, of which all were in an unrealized loss position for less than one year as of December 31, 2017. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at December 31, 2018 were due predominately to normal market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We did not recognize an impairment loss during 2018. We recognized other-than-temporary losses on our debt securities portfolio of $5.9 million during 2017, all related to credit losses on certain senior and subordinated municipal bonds concentrated in Puerto Rico.  The fair value of the impaired securities was $6.1 million and $4.4 million at December 31, 2018 and 2017, respectively.  During 2018 we sold one security with a realized loss of $0.1 million and recognized a change in unrealized gain of $1.8 million on the remaining securities.

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

Equity Investments: On January 1, 2018, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income each reporting period.  As a result of the new standard, equity securities with readily determinable fair values are no longer required to be evaluated for other-than-temporary-impairment.

Prior to the adoption of ASU 2016-01,some of the factors considered in evaluating whether a decline in fair value for an equity investment is other-than-temporary include: (1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of cost; (3) the length of time and extent to which the fair value has been less than cost; and (4) the financial condition and near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When it was determined that an equity investment was other-than-temporarily impaired, the security was written down to fair value, and the amount of the impairment was included in earnings as a realized investment loss. The fair value then became the new cost basis of the investment, and any subsequent recoveries in fair value were recognized at disposition. We recognized a realized loss when impairment was deemed to be other-than-temporary even if a decision to sell an equity investment had not been made. If we decided to sell a temporarily impaired available-for-sale equity investment and we did not expect the fair value of the equity investment to fully recover prior to the expected time of sale, the investment was deemed to be other-than-temporarily impaired in the period in which the decision to sell was made.

Details regarding the carrying value of the other invested assets portfolio as of December 31, 2018 and 2017 were as follows:

	2018	2017
Investment Type
Equity warrant	$1,148	$3,824
Total other investments	$1,148	$3,824

We acquired this equity warrant in an active market and it entitles us to buy the underlying common stock of a publicly traded company at a fixed exercise price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at December 31, 2018 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$119,771	$120,127
Due after one year through five years	284,992	284,947
Due after five years through ten years	105,656	102,047
Due after ten years	25,857	25,192
Mortgage-backed	13,992	13,557
	$550,268	$545,870

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.5 million at December 31, 2018 and a carrying value of $26.2 million at December 31, 2017.

3.Fair Value:

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017 (in thousands).

	As of December 31, 2018
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,106	$—	$48,106
Corporate bonds	—	241,861	291	242,152
Collateralized corporate bank loans	—	126,528	—	126,528
Municipal bonds	—	115,527	—	115,527
Mortgage-backed	—	13,557	—	13,557
Total debt securities	—	545,579	291	545,870
Total equity securities	80,896	—	—	80,896
Total other investments	1,148	—	—	1,148
Total investments	$82,044	$545,579	$291	$627,914

	As of December 31, 2017
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$49,947	$—	$49,947
Corporate bonds	—	278,760	313	279,073
Collateralized corporate bank loans	—	125,937	—	125,937
Municipal bonds	—	131,433	2,823	134,256
Mortgage-backed	—	16,533	—	16,533
Total debt securities	—	602,610	3,136	605,746
Total equity securities	51,142	—	621	51,763
Total other investments	3,824	—	—	3,824
Total investments	$54,966	$602,610	$3,757	$661,333

Due to significant unobservable inputs into the valuation model for one corporate bond as of December 31, 2018 and certain municipal bonds, one corporate bond and one equity security as of December 31, 2017, we classified these as level 3 in the fair value hierarchy. The corporate bond classified as level 3 in 2018 and 2017 is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. In 2017, we used an income approach in order to derive an estimated fair value of the municipal bonds classified as Level 3, which included inputs such as expected holding period, benchmark swap rate, benchmark discount rate and a discount rate premium for illiquidity. The equity security classified as Level 3 in the fair value hierarchy in 2017 was an investment in a non-public entity. Given the size of this investment and since there was not an observable market for the security, we estimated its fair value as the fair value on the date we acquired the investment. Significant changes in the unobservable inputs in the fair value measurement of these securities could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2018 and 2017 (in thousands).

	2018	2017
Beginning balance as of January 1	$3,757	$5,945
Sales	—	—
Settlements	(2,925)	(579)
Purchases	—	775
Issuances	—	—
Total realized/unrealized gains included in net income	80	616
Net gain included in other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	(621)	(3,000)
Ending balance as of December 31	$291	$3,757

The transfer out of Level 3 into Level 1 during 2018 was due to the conversion of a private equity holding to a preferred stock traded on a public exchange. The transfer out of Level 3 into Level 2 during 2017 was due to the successful auction of one auction rate municipal bond that previously had not had a successful auction.  We account for transfers as they occur.

4.Acquisitions, Goodwill and Intangible Assets:

Goodwill is tested for impairment at the reporting unit level (operating unit or one level below an operating unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our operating units except for the Specialty Commercial operating unit for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2018 includes goodwill of acquired businesses of $44.7 million that is assigned to our operating units as follows: Standard Commercial P&C operating unit - $2.1 million; Contract Binding operating unit - $19.9 million; Specialty Commercial operating unit- $17.4 million (comprised of $7.7 million for the primary/excess and umbrella component and $9.7 million for the general aviation and satellite component); and Specialty Personal Lines operating unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2018 and determined that there was no impairment.

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflected an improved premium rate environment across most of our lines of business that continued throughout 2018. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our operating units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience (including factors such as prior year loss reserve development), expectations of future performance (including premium growth rates, premium rate increases and loss costs), expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2018 and 2017, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2018	2017
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(26,515)	(24,276)
Tradename	(2,847)	(2,618)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(36,829)	(34,361)
Total net carrying amount	$7,555	$10,023

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2019	$2,467
2020	$2,467
2021	$503
2022	$501
2023	$317

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

5.Other Assets:

The following table details our other assets as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Profit sharing commission receivable	$246	$252
Credit Facility B issuance costs	106	122
Accrued investment income	4,175	4,859
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	6,154	6,726
Other assets	188	195
	$12,571	$13,856

6.Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2018	2017
Balance at January 1	$527,100	$481,567
Less reinsurance recoverable	154,612	123,237
Net balance at January 1	372,488	358,330

Incurred related to:
Current year	250,075	248,203
Prior years	5,953	40,105
Total incurred	256,028	288,308

Paid related to:
Current year	90,640	92,873
Prior years	232,345	181,277
Total paid	322,985	274,150

Net balance at December 31	305,531	372,488
Plus reinsurance recoverable	221,716	154,612
Balance at December 31	$527,247	$527,100

The $6.0 million unfavorable net development and $40.1 million unfavorable net development in prior accident years recognized in 2018 and 2017, respectively, represent changes in our loss reserve estimates. In 2018 and 2017, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. The unfavorable prior year reserve development during the twelve months ended December 31, 2018 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial auto lines of business within our Contract Binding operating unit, which was representative of industry trends, partially offset by net favorable development in our general liability lines within our Contract Binding and Standard Commercial P&C operating units. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	December 31,
	2018	2017
Specialty Commercial Segment	$16,457	$40,477
Standard Commercial Segment	(8,993)	(970)
Personal Segment	(1,511)	598
Corporate	—	—
Total unfavorable net prior year development	$5,953	$40,105

The following describes the primary factors behind each segment’s prior accident year loss reserve development for the years ended December 31, 2018 and 2017:

Year ended December 31, 2018:

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

Short-Duration Contract Disclosures

ASU 2015‑09, “Disclosures about Short-Duration Contracts (Topic 944)", requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. We have evaluated the disaggregation criteria and concluded that the basis for our disaggregation of this information is by each of our three reportable segments. See Note 10, “Segment Information,” for additional information regarding our three reportable segments.

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

The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2018 ($ in thousands):

Specialty Commercial Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018	2018
2009	$60,950	$62,679	$61,196	$59,471	$59,831	$59,635	$59,988	$61,361	$61,761	$62,509	$—	5,389
2010		74,187	78,089	75,695	77,593	78,003	77,972	77,631	78,253	77,647	231	5,071
2011			88,679	87,558	91,059	90,713	89,737	87,793	87,833	89,815	98	5,852
2012				106,371	111,253	111,841	115,709	116,320	117,925	117,469	(172)	7,424
2013					140,546	135,114	137,230	143,983	150,177	151,471	336	9,294
2014						144,996	133,464	138,842	144,728	152,025	(800)	10,242
2015							147,304	146,610	162,616	171,315	854	11,057
2016								151,494	157,836	164,570	5,527	11,750
2017									170,622	162,193	17,247	11,806
2018										170,926	87,288	9,702
									Total	$1,319,942

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$21,259	$34,411	$45,757	$53,135	$56,791	$57,641	$59,149	$60,785	$61,202	$61,397
2010		24,818	45,234	58,139	68,625	73,398	74,513	75,787	76,906	77,075
2011			27,454	53,509	71,697	80,004	83,787	84,936	85,845	87,200
2012				37,655	60,923	82,066	97,680	109,060	113,909	116,607
2013					40,475	76,366	101,725	126,025	139,759	148,706
2014						42,097	73,631	99,521	123,649	146,290
2015							39,515	74,906	125,514	159,707
2016								41,397	84,616	143,685
2017									45,477	109,220
2018										42,359
									Total	$1,092,246
				All outstanding liabilities before 2009, net of reinsurance						693
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$228,389

Standard Commercial Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018	2018
2009	$44,719	$45,674	$46,772	$46,778	$45,970	$44,159	$43,851	$43,107	$42,168	$41,513	$139	2,644
2010		45,263	45,235	44,847	43,164	43,459	42,426	42,175	42,880	42,427	146	2,920
2011			60,236	56,489	55,156	49,268	47,266	47,423	46,841	45,244	478	3,583
2012				51,998	52,554	48,222	45,990	44,272	42,986	41,421	736	3,228
2013					55,482	57,528	56,703	53,174	52,076	49,039	596	3,924
2014						55,488	55,808	53,568	53,882	54,125	1,990	3,571
2015							49,571	49,857	50,053	47,277	1,873	3,181
2016								46,880	48,182	46,348	1,900	2,822
2017									41,393	43,169	8,000	2,556
2018										42,898	16,384	2,165
									Total	$453,461

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$15,242	$28,313	$32,075	$35,818	$38,316	$40,389	$40,575	$40,629	$40,835	$40,991
2010		21,302	28,342	30,957	33,428	37,166	39,115	39,706	40,937	42,063
2011			24,899	35,119	38,909	40,301	41,140	42,441	43,680	43,794
2012				23,445	32,203	34,789	37,191	38,526	40,408	40,646
2013					23,123	36,411	41,809	44,575	46,756	47,853
2014						24,255	37,122	41,514	45,779	48,395
2015							19,085	34,245	38,302	43,287
2016								21,508	32,006	38,778
2017									16,755	28,984
2018										19,233
									Total	$394,024
				All outstanding liabilities before 2009, net of reinsurance						2,499
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$61,936

Personal Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018	2018
2009	$40,436	$42,092	$46,244	$47,977	$48,930	$49,694	$49,772	$49,891	$49,971	$50,005	$—	21,056
2010		63,862	78,294	80,765	84,724	83,903	84,252	84,591	84,808	84,867	—	30,180
2011			75,746	77,652	87,810	86,757	86,804	86,948	86,853	87,199	—	31,615
2012				58,604	73,795	70,552	71,513	72,042	72,037	72,076	—	23,939
2013					55,706	59,132	60,100	60,211	60,379	60,328	—	23,471
2014						5,452	5,340	6,243	6,699	6,504	—	19,293
2015							23,104	25,682	25,307	25,136	120	23,370
2016								32,260	32,893	32,728	129	23,745
2017									23,342	21,968	208	16,748
2018										18,334	2,613	14,248
									Total	$459,145

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$23,306	$37,621	$44,689	$47,967	$49,287	$49,539	$49,704	$49,853	$49,957	$49,992
2010		38,643	67,755	75,199	82,624	83,511	84,111	84,556	84,717	84,768
2011			46,416	67,939	83,497	85,533	86,217	86,593	86,660	86,989
2012				37,860	64,278	68,849	70,807	71,995	72,055	72,094
2013					45,901	54,514	58,047	59,775	60,277	60,297
2014						2,515	4,418	5,631	6,428	6,566
2015							11,570	22,281	24,262	25,243
2016								21,669	30,646	32,260
2017									15,776	21,061
2018										11,137
									Total	$450,406
				All outstanding liabilities before 2009, net of reinsurance						5
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$8,743

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows (in thousands):

	2018	2017
Net outstanding liabilities for losses and LAE

Specialty Commercial Segment	$228,389	$275,436
Standard Commercial Segment	61,936	78,119
Personal Segment	8,743	11,505
Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	299,068	365,060

Reinsurance recoverable on unpaid losses and LAE
Specialty Commercial Segment	198,802	137,975
Standard Commercial Segment	9,783	6,051
Personal Segment	13,131	10,586
Total reinsurance recoverable on unpaid losses and LAE	221,716	154,612

Unallocated loss adjustment expenses
Specialty Commercial Segment	2,550	3,377
Standard Commercial Segment	2,958	3,153
Personal Segment	955	898
Total unallocated loss adjustment expenses	6,463	7,428
Total reserves for unpaid losses and loss adjustment expenses	$527,247	$527,100

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Specialty Commercial Segment	27.1%	24.0%	20.5%	13.6%	7.9%	2.7%	1.7%	1.8%	0.4%	0.3%
Standard Commercial Segment	45.3%	25.2%	9.2%	6.9%	4.8%	3.7%	1.3%	1.0%	1.4%	1.2%
Personal Segment	53.7%	28.0%	10.2%	5.4%	1.5%	0.3%	0.3%	0.3%	0.1%	0.2%

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

7.Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2018 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for the last two years (in thousands):

	2018	2017
Premium Written :
Direct	$660,298	$601,780
Assumed	2,717	2,376
Ceded	(299,217)	(238,573)
	$363,798	$365,583

Premium Earned:
Direct	$639,437	$567,089
Assumed	2,159	1,680
Ceded	(278,509)	(207,732)
	$363,087	$361,037

Reinsurance recoveries	$199,690	$144,948

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $29.7 million and $28.2 million as of December 31, 2018 and 2017, respectively.

8.Revolving Credit Facility and Notes Payable:

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of December 31, 2018, we had no outstanding borrowings under Facility A.

 The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of December 31, 2018, we had $30.0 million outstanding under Facility B.

 The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

9.Subordinated Debt Securities:

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Hallmark Statutory Trust I (“Trust I”) as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of December 31, 2018, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 6.04% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Hallmark Statutory Trust II (“Trust II”) as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. Our Trust II subordinated debt securities bore an initial interest rate of 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollateralized and do not require maintenance of minimum financial covenants. As of December 31, 2018, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.69% per annum.

10.Segment Information:

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

The following is additional business segment information for the twelve months ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Revenues
Specialty Commercial Segment	$280,283	$277,946
Standard Commercial Segment	76,548	70,302
Personal Segment	38,623	40,462
Corporate	(16,186)	(3,189)
Consolidated	$379,268	$385,521

Depreciation and Amortization Expense
Specialty Commercial Segment	$2,986	$2,796
Standard Commercial Segment	390	294
Personal Segment	1,312	1,258
Corporate	453	367
Consolidated	$5,141	$4,715

Interest Expense
Specialty Commercial Segment	$—	$—
Standard Commercial Segment	—	—
Personal Segment	—	—
Corporate	4,545	4,512
Consolidated	$4,545	$4,512

Tax Expense (Benefit)
Specialty Commercial Segment	$5,521	$(4,382)
Standard Commercial Segment	2,511	3,849
Personal Segment	587	(676)
Corporate	(6,163)	(3,810)
Consolidated	$2,456	$(5,019)

Pre-tax income (loss)
Specialty Commercial Segment	$28,780	$2,012
Standard Commercial Segment	13,090	2,440
Personal Segment	3,061	(3,058)
Corporate	(32,128)	(17,966)
Consolidated	$12,803	$(16,572)

The following is additional business segment information as of the following dates (in thousands):

	December 31
	2018	2017
Assets:
Specialty Commercial Segment	$858,262	$810,133
Standard Commercial Segment	158,881	162,152
Personal Segment	226,431	232,441
Corporate	21,320	26,400
Consolidated	$1,264,894	$1,231,126

11.Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2018	2017
Numerator for both basic and diluted earnings per share:
Net income (loss)	$10,347	$(11,553)

Denominator, basic shares	18,086	18,343
Effect of dilutive securities:
Stock-based compensation awards	115	—
Denominator, diluted shares	18,201	18,343

Basic earnings per share:	$0.57	$(0.63)

Diluted earnings per share:	$0.57	$(0.63)

We had 32,164 and 406,731 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2018 and 2017, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from 2019 to 2021.

12.Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants in certain credit agreements. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $59.7 million as of December 31, 2018.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12‑month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2019, the aggregate ordinary dividend capacity of these subsidiaries is $33.9 million, of which $22.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2018 and 2017 our insurance company subsidiaries paid $5.5 million and $11.4 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2018, was $195.9 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Our insurance subsidiaries did not pay management fees to Hallmark and our non-insurance company subsidiaries during 2018 and 2017.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2018 and 2017, our insurance company subsidiaries reported statutory capital and surplus of $247.0 million and $233.3 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2018, and 2017, respectively, our insurance company subsidiaries reported statutory net income of $35.9 million and $1.9 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2018, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

13.Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of December 31, 2018, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 244,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of December 31, 2018, restricted stock units representing the right to receive up to 508,345 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of December 31, 2018.

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

A summary of the status of our stock options as of December 31, 2018 and changes during the year then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2018	406,731	$7.85
Granted	—	—
Exercised	(36,500)	$6.61
Forfeited or expired	(126,074)	$10.57
Outstanding at December 31, 2018	244,157	$6.63	0.4	$991
Exercisable at December 31, 2018	244,157	$6.63	0.4	$991

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2018	2017
Intrinsic value of options exercised	$122	$163
Cost of share-based payments (non-cash)	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—

As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during 2018 or 2017.

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

The performance criteria for all restricted stock units require that we achieve certain compound average annual growth rates in book value per share as well as certain average combined ratio percentages over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted.  Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement.  Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share”.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2015, 2016, 2017 and 2018 was $11.10, $11.41, $10.20 and $10.87 per unit, respectively.  We incurred compensation expense of $152 thousand and $149 thousand related to restricted stock units during the years ended December 31, 2018 and 2017. We recorded income tax benefit of $32 thousand and $52 thousand related to restricted stock units during the years ended December 31, 2018 and 2017.

The following table details the status of our restricted stock units as of and for the years ended December 31, 2018 and 2017:

	Number of Restricted Stock Units
	2018	2017
Nonvested at January 1	385,779	296,574
Granted	144,059	138,712
Vested	(8,198)	(5,998)
Forfeited	(182,743)	(43,509)
Nonvested at December 31	338,897	385,779

As of December 31, 2018, there was $2.0 million of unrecognized grant date compensation cost related to unvested restricted stock units. Based on the current performance estimate, we expect to recognize $1.6 million of compensation cost related to unvested restricted stock units, of which $0.7 million is expected to be recognized in 2019, $0.7 million is expected to be recognized in 2020 and $0.2 million is expected to be recognized in 2021.

14.Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2018 and 2017  (in thousands) using a measurement date of December 31.

	2018	2017
Assumptions (end of period):
Discount rate used in determining benefit obligation	4.05%	3.45%
Rate of compensation increase	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(11,687)	$(12,758)

Projected benefit obligation	$(11,687)	$(12,758)
Fair value of plan assets	9,669	11,153
Funded status	$(2,018)	$(1,605)

Net actuarial loss	(4,130)	(3,554)
Accumulated other comprehensive loss	(4,130)	(3,554)
Prepaid pension cost	2,112	1,949
Net amount recognized as of December 31	$(2,018)	$(1,605)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,758	$12,618
Interest cost	424	471
Actuarial liability (gain)/loss	(628)	554
Benefits paid	(867)	(885)
Benefit obligation as of end of period	$11,687	$12,758

Change in plan assets:
Fair value of plan assets as of beginning of period	$11,153	$10,415
Actual return on plan assets (net of expenses)	(617)	1,623
Employer contributions	—	—
Benefits paid	(867)	(885)
Fair value of plan assets as of end of period	$9,669	$11,153

Net periodic pension cost:
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	424	471
Expected return on plan assets	(694)	(646)
Recognized actuarial loss	106	126
Net periodic pension cost	$(164)	$(49)

Discount rate	3.45%	3.88%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

Estimated future benefit payments by fiscal year (in thousands):

2019	$881
2020	$870
2021	$875
2022	$861
2023	$843
2024-2028	$3,941

As of December 31, 2018, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, debt securities of $3.5 million and equity securities of $5.9 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2018. To develop the discount rate used in determining the benefit obligation we used the Findley AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits.  A corridor approach is used to amortize actuarial gains and losses.  We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2019. We expect our 2019 net periodic pension cost to be zero, the components of which are interest cost of $454 thousand, expected return on plan assets of ($597) thousand and amortization of actuarial loss of $143 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2018 and 2017.

	December 31
	2018	2017
Asset Category:
Debt securities	36%	32%
Equity securities	61%	64%
Other	3%	4%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017 (in thousands).

	As of December 31, 2018
	Quoted Prices in Active	Other Observable
	Markets for Identical	Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
Debt securities	$—	$3,468	$—	$3,468
Equity securities	5,913	—	—	5,913
Total	$5,913	$3,468	$—	$9,381

	As of December 31, 2017
	Quoted Prices in Active
	Markets for Identical	Other Observable	Unobservable Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Debt securities	$—	$3,586	$—	$3,586
Equity securities	7,156	—	—	7,156
Total	$7,156	$3,586	$—	$10,742

Our plan assets also include cash and cash equivalents of $0.3 million and $0.4 million at December 31, 2018 and 2017, respectively, that are carried at cost which approximates fair value.

We sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.2 million for each of the years ended December 31, 2018 and 2017.

15.Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
Deferred tax liabilities:
Deferred policy acquisition costs	$(3,001)	$(3,361)
Net unrealized holding gain on investments	(1,087)	(4,688)
Agency relationship	(22)	(28)
Intangible assets	(2,179)	(2,476)
Goodwill	(357)	(357)
Bond amortization	(72)	(111)
Fixed assets	(992)	(860)
Other	(279)	(303)
Total deferred tax liabilities	(7,989)	(12,184)

Deferred tax assets:
Unearned premiums	6,931	6,901
Amortization of non-compete agreements	71	107
Pension liability	867	746
Net operating loss carry-forward	93	200
Unpaid loss and loss adjustment expense	2,505	3,422
Rent reserve	54	158
Bonus accrual	632	302
Investment impairments	1,446	1,956
Other	373	329
Total deferred tax assets	12,972	14,121

Deferred federal income taxes, net	$4,983	$1,937

We concluded that no valuation allowance was necessary to provide against our deferred tax assets as of December 31, 2018.

A reconciliation of the income tax provisions based on the applicable statutory tax rates of 21% and 35% to the provisions reflected in the consolidated financial statements for the years ended December 31, 2018 and 2017, respectively, is as follows (in thousands):

	2018	2017
Computed expected income tax expense (benefit) at statutory tax rate	$2,689	$(5,800)
Meals and entertainment	75	81
Tax exempt interest	(435)	(987)
Dividends received deduction	(94)	(196)
State taxes (net of federal benefit)	266	165
Tax law change	—	1,276
True up bond amortization	—	464
Other	(45)	(22)
Income tax expense (benefit)	$2,456	$(5,019)

Current income tax expense (benefit)	$4,300	$(3,444)
Deferred tax benefit	(1,844)	(1,575)
Income tax expense (benefit)	$2,456	$(5,019)

We have available, for federal income tax purposes, unused net operating loss of $0.4 million at December 31, 2018. The losses were acquired as part of the HIC and HCM acquisitions and may be used to offset future taxable income. Utilization of the losses is limited under Internal Revenue Code Section 382. The Internal Revenue Code provides that effective with tax years beginning September 1997, the carry-back and carry-forward periods are 2 years and 20 years, respectively, with respect to newly generated operating losses. The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$—
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	50
2037	29
2038	49
$442

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2015. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2018.

16.    Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2018	2017

Cash and cash equivalents	$35,594	$64,982
Restricted cash	4,877	2,651
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$40,471	$67,633

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017

Interest paid	$4,842	$4,506

Income taxes (recovered) paid	$(3,236)	$137

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$3,369	$5,235

Payable for securities related to investment purchases	$698	$7,488

17.Commitments and Contingencies:

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2032. Certain of these leases contain renewal options. Rental expense amounted to $3.1 million and $2.8 million for the years ended December 31, 2018 and 2017.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

Year
2019	$2,269
2020	2,491
2021	2,172
2022	2,171
2023	1,885
2024 and thereafter	15,266
Total minimum lease payments	$26,254

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during 2018.  During 2017 we paid $36 thousand in assessments.

We are engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

18.Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2018 and 2017 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2017	$(2,666)	$13,037	$10,371
Other comprehensive income:
Change in net actuarial gain	548	—	548
Tax effect on change in net actuarial gain	(192)	—	(192)
Unrealized holding gains arising during the period	—	9,117	9,117
Tax effect on unrealized gains arising during the period	—	(3,191)	(3,191)
Reclassification adjustment for gains included in net realized gains	—	(6,799)	(6,799)
Tax effect on reclassification adjustment for gains included in income tax expense	—	2,380	2,380
Other comprehensive income, net of tax	356	1,507	1,863

Balance at December 31, 2017	$(2,310)	$14,544	$12,234
Other comprehensive income:
Change in net actuarial gain	(576)	—	(576)
Tax effect on change in net actuarial gain	121	—	121
Unrealized holding losses arising during the period	—	(3,343)	(3,343)
Tax effect on unrealized losses arising during the period	—	702	702
Reclassification adjustment for gains included in net realized gains	—	(1,803)	(1,803)
Tax effect on reclassification adjustment for gains included in income tax expense	—	379	379
Other comprehensive loss, net of tax	(455)	(4,065)	(4,520)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(16,993)	(16,993)
Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)

19.Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2018.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2018 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2018 and 2017

(In thousands)

	2018	2017
ASSETS
Debt securities, available-for-sale, at fair value (amortized cost; $150 in 2018 and $150 in 2017)	$786	$150
Cash and cash equivalents	10,159	12,194
Investment in subsidiaries	344,904	344,496
Deferred federal income taxes	442	493
Federal income tax recoverable	6,133	3,914
Other assets	3,784	3,571
Total assets	$366,208	$364,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $898 in 2018 and $949 in 2017)	55,804	55,753
Accounts payable and other accrued expenses	24,872	27,947
Total liabilities	110,676	113,700

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2018 and in 2017	3,757	3,757
Additional paid-in capital	123,168	123,180
Retained earnings	161,195	136,474
Accumulated other comprehensive income	(6,660)	12,234
Treasury stock (2,846,131 shares in 2018 and 2,703,803 in 2017), at cost	(25,928)	(24,527)

Total stockholders’ equity	255,532	251,118
Total liabilities and stockholders’ equity	$366,208	$364,818

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

(In thousands)

	2018	2017
Investment income, net of expenses	$290	$210
Dividend income from subsidiaries	5,525	11,375
Net realized losses	—	(759)
Management fee income	14,736	11,896
Total revenues	20,551	22,722

Operating expenses	11,395	10,265
Interest expense	4,545	4,512

Total expenses	15,940	14,777

Income before equity in undistributed earnings (loss) of subsidiaries and income tax benefit	4,611	7,945

Income tax benefit	(306)	(947)

Income before equity in undistributed earnings (loss) of subsidiaries	4,917	8,892
Equity in undistributed share of earnings (loss) in subsidiaries	5,430	(20,445)

Net income (loss)	$10,347	$(11,553)

Comprehensive income (loss)	$5,827	$(9,690)

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

(In thousands)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,347	$(11,553)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization expense	377	367
Deferred income tax expense (benefit)	51	(160)
Net realized losses	—	759
Undistributed share of (earnings) loss of subsidiaries	(5,430)	20,445
Change in current federal income tax recoverable	(2,219)	(1,158)
Change in all other liabilities	(3,075)	306
Change in all other assets	(466)	632
Net cash (used in) provided by operating activities	(415)	9,638

Cash flows from investing activities:
Purchases of property and equipment	(55)	(97)
Purchase of investment securities	—	(1,304)
Net cash used in investing activities	(55)	(1,401)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	242	231
Purchase of treasury shares	(1,807)	(5,308)
Net cash used in financing activities	(1,565)	(5,077)

(Decrease) increase in cash and cash equivalents	(2,035)	3,160
Cash and cash equivalents at beginning of year	12,194	9,034
Cash and cash equivalents at end of year	$10,159	$12,194

Supplemental cash flow information:
Interest paid	$4,842	$4,506

Income taxes paid	$1,996	$372

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other			Benefits,	Amortization
	Deferred	Claims, and		Policy			Claims,	of Deferred
	Policy	Loss		Claims and		Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2018
Specialty Commercial Segment	$5,637	$429,741	$234,563	$—	$258,186	$19,302	$194,268	$21,133	$52,071	$251,731
Standard Commercial Segment	5,212	74,677	40,813	—	72,321	3,736	39,396	13,415	22,825	69,222
Personal Segment	3,442	22,829	22,685	—	32,580	1,185	22,364	2,888	15,420	42,845
Corporate	—	—	—	—	—	(5,991)	—	—	11,396	—
Consolidated	$14,291	$527,247	$298,061	$—	$363,087	$18,232	$256,028	$37,436	$101,712	$363,798

2017
Specialty Commercial Segment	$8,668	$416,788	$224,903	$—	$259,086	$16,809	$213,050	$21,600	$57,458	$265,022
Standard Commercial Segment	6,421	87,323	37,574	—	66,218	3,855	45,227	10,890	23,180	69,288
Personal Segment	913	22,989	14,165	—	35,733	1,194	30,031	1,775	12,712	31,273
Corporate	—	—	—	—	—	(2,984)	—	—	10,265	—
Consolidated	$16,002	$527,100	$276,642	$—	$361,037	$18,874	$288,308	$34,265	$103,615	$365,583

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to	Assumed from	Net Amount	Percentage of Amount
		Other Companies	Other Companies		Assumed to Net

Year Ended December 31, 2018
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	639,437	(278,509)	2,159	363,087	0.59%
Title Insurance	—	—	—	—
Total premiums	$639,437	$(278,509)	$2,159	$363,087	0.59%

Year Ended December 31, 2017
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	567,089	(207,732)	1,680	361,037	0.47%
Title Insurance	—	—	—	—
Total premiums	$567,089	$(207,732)	$1,680	$361,037	0.47%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Reserves for
		Unpaid					Claims and Claim
	Deferred	Claims and	Discount if				Adjustment Expenses		Amortization of	Paid Claims
	Policy	Claim	any,			Net	Incurred Related to		Deferred Policy	and Claims	Net
Affiliation With	Acquisition	Adjustment	Deducted In	Unearned	Earned	Investment	(1) Current	(2) Prior	Acquisitions	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
(a) Consolidated property-casualty Entities
2018	$14,291	$527,247	$—	$298,061	$363,087	$18,232	$250,075	$5,953	$37,436	$322,985	$363,798
2017	$16,002	$527,100	$—	$276,642	$361,037	$18,874	$248,203	$40,105	$34,265	$274,150	$365,583

See accompanying report of independent registered public accounting firm.