Form 10-Q
period 2019-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2019-05-08
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission file number 001‑11252

Hallmark Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

777 Main Street, Suite 1000, Fort Worth, Texas	76102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 348‑1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	HALL	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ X     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share –18,123,093 shares outstanding as of May 8, 2019.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $523,745 in 2019 and $550,268 in 2018)	$522,977	$545,870
Equity securities (cost; $68,709 in 2019 and $68,709 in 2018)	88,656	80,896
Other investments (cost; $3,763 in 2019 and $3,763 in 2018)	1,184	1,148
Total investments	612,817	627,914
Cash and cash equivalents	65,490	35,594
Restricted cash	3,322	4,877
Ceded unearned premiums	132,799	133,031
Premiums receivable	132,025	119,778
Accounts receivable	1,851	1,619
Receivable for securities	2,292	3,369
Reinsurance recoverable	268,648	252,029
Deferred policy acquisition costs	19,225	14,291
Goodwill	44,695	44,695
Intangible assets, net	6,940	7,555
Deferred federal income taxes, net	1,727	4,983
Prepaid expenses	4,128	2,588
Other assets	32,772	12,571
Total assets	$1,328,731	$1,264,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $885 in 2019 and $898 in 2018)	55,817	55,804
Reserves for unpaid losses and loss adjustment expenses	530,226	527,247
Unearned premiums	316,201	298,061
Reinsurance balances payable	68,681	67,328
Pension liability	1,982	2,018
Payable for securities	1,503	698
Federal income tax payable	1,411	4
Accounts payable and other accrued expenses	49,258	28,202
Total liabilities	1,055,079	1,009,362
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2019 and 2018	3,757	3,757
Additional paid-in capital	122,638	123,168
Retained earnings	176,220	161,195
Accumulated other comprehensive loss	(3,762)	(6,660)
Treasury stock (2,749,738 shares in 2019 and 2,846,131 in 2018), at cost	(25,201)	(25,928)
Total stockholders’ equity	273,652	255,532
Total liabilities and stockholders’ equity	$1,328,731	$1,264,894

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Gross premiums written	$187,316	$153,505
Ceded premiums written	(69,913)	(62,072)
Net premiums written	117,403	91,433
Change in unearned premiums	(18,373)	514
Net premiums earned	99,030	91,947

Investment income, net of expenses	5,111	4,440
Investment gains (losses), net	11,937	(4,835)
Finance charges	1,734	1,040
Commission and fees	293	703
Other income	16	46

Total revenues	118,121	93,341

Losses and loss adjustment expenses	70,087	63,675
Operating expenses	27,246	27,213
Interest expense	1,253	1,027
Amortization of intangible assets	617	617

Total expenses	99,203	92,532

Income before tax	18,918	809
Income tax expense	3,893	162
Net income	$15,025	$647

Net income per share:
Basic	$0.83	$0.04
Diluted	$0.83	$0.04

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$15,025	$647
Other comprehensive income (loss):
Change in net actuarial gain	35	27
Tax effect on change in net actuarial gain	(7)	(6)
Unrealized holding gains (losses) arising during the period	7,773	(395)
Tax effect on unrealized holding gains (losses) arising during the period	(1,632)	83
Reclassification adjustment for (gains) losses included in net income	(4,141)	15
Tax effect on reclassification adjustment for (gains) losses included in net income	870	(3)
Other comprehensive income (loss), net of tax	2,898	(279)
Comprehensive income	$17,923	$368

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2019	2018
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,168	123,180
Equity based compensation	57	44
Shares issued under employee benefit plans	(587)	—
Balance, end of period	122,638	123,224

Retained Earnings
Balance, beginning of period	161,195	136,474
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	16,993
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	(2,619)
Net income	15,025	647
Balance, end of period	176,220	151,495

Accumulated Other Comprehensive Income
Balance, beginning of period	(6,660)	12,234
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	(16,993)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	2,619
Additional minimum pension liability, net of tax	28	21
Unrealized holding gains (losses) arising during period, net of tax	6,141	(312)
Reclassification adjustment for (gains) losses included in net income, net of tax	(3,271)	12
Balance, end of period	(3,762)	(2,419)

Treasury Stock
Balance, beginning of period	(25,928)	(24,527)
Acquisition of treasury stock	(1,380)	(377)
Shares issued under employee benefit plans	2,107	—
Balance, end of period	(25,201)	(24,904)

Total Stockholders' Equity	$273,652	$251,153

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$15,025	$647

Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	1,283	1,238
Deferred federal income taxes	2,486	(1,146)
Investment (gains) losses, net	(11,937)	4,835
Share-based payments expense	57	44
Change in ceded unearned premiums	232	(442)
Change in premiums receivable	(12,247)	(4,114)
Change in accounts receivable	(232)	(296)
Change in deferred policy acquisition costs	(4,934)	8
Change in unpaid losses and loss adjustment expenses	2,979	2,584
Change in unearned premiums	18,140	(72)
Change in reinsurance recoverable	(16,619)	(31,441)
Change in reinsurance balances payable	1,353	3,511
Change in current federal income tax payable	1,407	1,398
Change in all other liabilities	(553)	3,701
Change in all other assets	1,600	330
Net cash used in operating activities	(1,960)	(19,215)
Cash flows from investing activities:
Purchases of property and equipment	(1,847)	(570)
Purchases of investment securities	(43,841)	(38,619)
Maturities, sales and redemptions of investment securities	75,849	48,822
Net cash provided by investing activities	30,161	9,633
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,520	—
Purchase of treasury shares	(1,380)	(377)
Net cash provided by (used in) financing activities	140	(377)
Increase (decrease) in cash and cash equivalents and restricted cash	28,341	(9,959)
Cash and cash equivalents and restricted cash at beginning of period	40,471	67,633
Cash and cash equivalents and restricted cash at end of period	$68,812	$57,674

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that offers commercial and personal insurance that serves businesses and individuals in specialty and niche markets.  We focus on marketing, distributing, underwriting and servicing property and casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our six insurance company subsidiaries as well as unaffiliated insurers. We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific business units that are supported by our insurance company subsidiaries. Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability and E&S package insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products and services were previously reported as the Contract Binding and Specialty Commercial operating units. Our Commercial Accounts business unit (f/k/a Standard Commercial P&C operating unit) offers package and monoline property/casualty and occupational accident insurance products. Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

 These business units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Commercial Auto business unit, our E&S Casualty business unit, our E&S Property business unit, our Professional Liability business unit and our Aerospace & Programs business unit. The Standard Commercial Segment includes our Commercial Accounts business unit and the run-off from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit. The realignment of our business units did not affect the comparability of our reportable industry segments.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10‑K filed with the SEC.

The interim financial data as of March 31, 2019 and 2018 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of March 31, 2019. This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $55.8 million and a fair value of $44.5 million as of March 31, 2019. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Adoption of New Accounting Pronouncements

In February 2018, the FASB issued updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance was effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $2.6 million as of January 1, 2018 and an increase in AOCI by the same amount.

In March 2017, the FASB issued ASU 2017‑08, “Premium Amortization on Purchased Callable Securities” (Subtopic 310‑20). ASU 2017‑08 is intended to enhance the accounting for amortization of premiums for purchased callable debt securities. The guidance amends the amortization period for certain purchased callable debt securities held at a premium. Securities that contain explicit, noncontingent call features that are callable at fixed prices and on preset dates should shorten the amortization period for the premium to the earliest call date (and if the call option is not exercised, the effective yield is reset using the payment terms of the debt security). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The adoption of ASU 2017‑08 had no impact on our financial results and disclosures.

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

In January 2016, the FASB issued ASU 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825‑10). ASU 2016‑01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. ASU 2016‑01 also requires us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. ASU 2016‑01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance resulted in the recognition of $17.0 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in investment gains (losses) in the Consolidated Statement of Operations. At December 31, 2017, equity investments were classified as available-for-sale on the Company’s balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of March 31, 2019, $17.7 million of right-of-use assets and $18.0 million of lease liabilities for operating leases were added to the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

In August 2016, the FASB issued ASU 2016‑15, “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016‑15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this new guidance did not have a material impact on our financial results or disclosures.

In November 2016, the FASB issued ASU 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The purpose of ASU 2016‑18 is to eliminate the diversity in classifying and presenting changes in restricted cash in the statement of cash flows. The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows, thereby no longer requiring transactions such as transfers between restricted and unrestricted cash to be treated as a cash flow activity. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that fiscal year, with early adoption permitted. Effective January 1, 2018, we retrospectively adopted this new guidance which did not have a material impact on our financial results or disclosures.

In May 2014, the FASB issued ASU 2014‑09, guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to property business written as a cover-holder through a Lloyds Syndicate is subject to this updated guidance. The adoption of  this new guidance did not have a material impact on our financial results or disclosures.

Recently Issued Accounting Pronouncements

On August 28, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement” (Topic 820), which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements.  The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related our financial statements will not be materially impacted by this update.

In January 2017, the FASB issued ASU 2017‑04, “Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017‑04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of ASU 2017‑04 will have on our financial results and disclosures.

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016‑13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016‑13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016‑13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures, but do not anticipate that any potential impact would be material.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,209	$-	$48,209
Corporate bonds	—	218,544	291	218,835
Collateralized corporate bank loans	—	128,840	-	128,840
Municipal bonds	—	114,359	-	114,359
Mortgage-backed	—	12,734	-	12,734
Total debt securities	—	522,686	291	522,977
Total equity securities	88,656	—	—	88,656
Total other investments	1,184	—	—	1,184
Total investments	$89,840	$522,686	$291	$612,817

	As of December 31, 2018
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,106	$—	$48,106
Corporate bonds	—	241,861	291	242,152
Collateralized corporate bank loans	—	126,528	—	126,528
Municipal bonds	—	115,527	—	115,527
Mortgage-backed	—	13,557	—	13,557
Total debt securities	—	545,579	291	545,870
Total equity securities	80,896	—	—	80,896
Total other investments	1,148	—	—	1,148
Total investments	$82,044	$545,579	$291	$627,914

Due to significant unobservable inputs into the valuation model for one corporate bond as of March 31, 2019 and December 31, 2018, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and 2018 (in thousands):

Beginning balance as of January 1, 2019	$291
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	—
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of March 31, 2019	$291

Beginning balance as of January 1, 2018	$3,757
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	—
Net gains included in other comprehensive income	65
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of March 31, 2018	$3,822

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of March 31, 2019
U.S. Treasury securities and obligations of U.S. Government	$48,490	$7	$(288)	$48,209
Corporate bonds	217,979	1,296	(440)	218,835
Collateralized corporate bank loans	130,526	66	(1,752)	128,840
Municipal bonds	113,812	845	(298)	114,359
Mortgage-backed	12,938	14	(218)	12,734
Total debt securities	523,745	2,228	(2,996)	522,977
Total equity securities	68,709	25,549	(5,602)	88,656
Total other investments	3,763	—	(2,579)	1,184
Total investments	$596,217	$27,777	$(11,177)	$612,817

As of December 31, 2018
U.S. Treasury securities and obligations of U.S. Government	$48,609	$5	$(508)	$48,106
Corporate bonds	243,314	440	(1,602)	242,152
Collateralized corporate bank loans	131,779	19	(5,270)	126,528
Municipal bonds	112,574	3,791	(838)	115,527
Mortgage-backed	13,992	11	(446)	13,557
Total debt securities	550,268	4,266	(8,664)	545,870
Total equity securities	68,709	20,693	(8,506)	80,896
Total other investments	3,763	—	(2,615)	1,148
Total investments	$622,740	$24,959	$(19,785)	$627,914

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
U.S. Treasury securities and obligations of U.S. Government	$—	$—
Corporate bonds	23	(8)
Collateralized corporate bank loans	17	12
Municipal bonds	4,101	(21)
Mortgage-backed	—	2
Equity securities	—	—
Gain (loss) on investments	4,141	(15)
Unrealized gains (losses) on other investments	36	(363)
Unrealized gains (losses) on equity investments	7,760	(4,457)
Investment gains (losses), net	$11,937	$(4,835)

We realized gross gains on investments of $4.2 million and $60 thousand during the three months ended March 31, 2019 and 2018, respectively. We realized gross losses on investments of $0.1 million and $75 thousand for the three months ended March 31, 2019 and 2018, respectively. We had no proceeds from the sale of investment securities during the three months ended March 31, 2019 or 2018. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$47,205	$(288)	$47,205	$(288)
Corporate bonds	13,462	(72)	85,392	(368)	98,854	(440)
Collateralized corporate bank loans	115,083	(1,660)	4,832	(92)	119,915	(1,752)
Municipal bonds	11,463	(79)	25,229	(219)	36,692	(298)
Mortgage-backed	769	-	8,825	(218)	9,594	(218)
Total debt securities	140,777	(1,811)	171,483	(1,185)	312,260	(2,996)
Total equity securities	16,082	(1,518)	5,537	(4,084)	21,619	(5,602)
Total other investments	914	(1,873)	270	(706)	1,184	(2,579)
Total investments	$157,773	$(5,202)	$177,290	$(5,975)	$335,063	$(11,177)

	As of December 31, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$18,902	$(181)	$28,201	$(327)	$47,103	$(508)
Corporate bonds	117,450	(907)	100,060	(695)	217,510	(1,602)
Collateralized corporate bank loans	120,410	(4,938)	4,931	(332)	125,341	(5,270)
Municipal bonds	14,281	(96)	25,891	(742)	40,172	(838)
Mortgage-backed	6,592	(60)	5,986	(386)	12,578	(446)
Total debt securities	277,635	(6,182)	165,069	(2,482)	442,704	(8,664)
Total equity securities	30,981	(3,699)	4,475	(4,807)	35,456	(8,506)
Total other investments	1,148	(2,615)	—	—	1,148	(2,615)
Total investments	$309,764	$(12,496)	$169,544	$(7,289)	$479,308	$(19,785)

We had a total of 232 debt securities with an unrealized loss, of which 137 were in an unrealized loss position for less than one year and 95 were in an unrealized loss position for a period of one year or greater, as of March 31, 2019.  We had a total of 328 debt securities with an unrealized loss, of which 221 were in an unrealized loss position for less than one year and 107 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018.  We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any fixed maturity investment below cost is deemed other-than-temporary. All fixed maturity investments with an unrealized loss are reviewed. We recognize an impairment loss when an investment’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments, and it is determined that the decline is other-than-temporary.

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

Details regarding the carrying value of the other investments portfolio as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	2019	2018
Investment Type
Equity warrant	$1,184	$1,148
Total other investments	$1,184	$1,148

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at March 31, 2019 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$122,350	$121,972
Due after one year through five years	264,476	265,022
Due after five years through ten years	92,907	91,964
Due after ten years	31,074	31,285
Mortgage-backed	12,938	12,734
	$523,745	$522,977

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.4 million and $29.5 million at March 31, 2019 and December 31, 2018, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	March 31,	March 31,
	2019	2018
Balance at January 1	$527,247	$527,100
Less reinsurance recoverable	221,716	154,612
Net balance at January 1	305,531	372,488

Incurred related to:
Current year	70,153	64,205
Prior years	(66)	(530)
Total incurred	70,087	63,675

Paid related to:
Current year	12,633	13,829
Prior years	60,581	72,432
Total paid	73,214	86,261

Net balance at March 31	302,404	349,902
Plus reinsurance recoverable	227,822	179,782
Balance at March 31	$530,226	$529,684

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	March 31,
	2019	2018
Specialty Commercial Segment	$1,926	$1,012
Standard Commercial Segment	(1,805)	(1,053)
Personal Segment	(187)	(489)
Corporate	—	—
Total (favorable) net prior year development	$(66)	$(530)

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2019 and 2018:

Three months ended March 31, 2019:

•

Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the primary commercial auto liability line of business, partially offset by favorable development in the primary commercial auto line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2017 and prior accident years, partially offset by favorable development in the 2018 accident year. We experienced net unfavorable development in our E&S Property and Aerospace & Programs business units, partially offset by favorable development in our Professional liability business unit.

•

Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2018, 2017, 2015, 2014 and 2013 accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2016 accident year and commercial auto liability in the 2012 and prior accident years. Our Commercial Accounts business unit experienced net favorable development in the 2017 and 2015 accident years in the occupational accident line of business, partially offset by unfavorable development in the 2016 accident year. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.

•

Personal Segment. Net favorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2017, 2015 and 2013 accident years, partially offset by unfavorable development in the 2016, 2014 and 2012 and prior accident years.

Three months ended March 31, 2018:

•

Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development primarily in the 2015 and prior accident years. Our E&S Casualty business unit experienced net favorable development in our E&S package insurance products in the 2017 and 2016 accident years We experienced net unfavorable development in our E&S Property and Aerospace & Programs business units.

•

Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2016 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2017 accident year.

•

Personal Segment. Net favorable development in our Specialty Personal Lines operating unit was mostly attributable to the 2017, 2016, 2014 and 2013 accident years, partially offset by unfavorable development in the 2015 accident year and 2012 and prior accident years.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of March 31, 2019, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of March 31, 2019, restricted stock units representing the right to receive up to 383,530 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of March 31, 2019.

Stock Options:

Incentive stock options granted under the 2005 LTIP prior to 2009 vested 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminated five to ten years from the date of grant. Incentive stock options granted in 2009 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and terminated ten years from the date of grant.

A summary of the status of our stock options as of March 31, 2019 and changes during the three months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2019	244,157	$6.63
Granted	—	—
Exercised	(230,000)	$6.61
Forfeited or expired	—	$—
Outstanding at March 31, 2019	14,157	$6.99	2.8	$48
Exercisable at March 31, 2019	14,157	$6.99	2.8	$48

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Intrinsic value of options exercised	$845	$—
Cost of share-based payments (non-cash)	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—

As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first three months of 2019 or 2018.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2015, 2016, 2017 and 2018 was $11.10, $11.41, $10.20 and $10.87 per unit, respectively.  We incurred compensation expense of $57 thousand and $44 thousand related to restricted stock units during the three months ended March 31, 2019 and 2018, respectively.  We recorded income tax benefit of $12 thousand and $9 thousand related to restricted stock units during the three months ended March 31, 2019 and 2018, respectively.

The following table details the status of our restricted stock units as of and for the three months ended March 31, 2019 and 2018:

	Number of Restricted Stock Units
	2019	2018
Nonvested at January 1	338,897	385,779
Granted	—	—
Vested	—	(8,198)
Forfeited	(83,210)	(161,288)
Nonvested at March 31	255,687	216,293

As of March 31, 2019, there was $1.7 million of unrecognized grant date compensation cost related to unvested restricted stock units. Based on the current performance estimate, we expect to recognize $1.1 million of compensation cost related to unvested restricted stock units, of which $0.4 million is expected to be recognized during the remainder of 2019, $0.6 million is expected to be recognized in 2020 and $0.1 million is expected to be recognized in 2021.

8. Segment Information

The following is business segment information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	2019	2018
Revenues
Specialty Commercial Segment	$67,967	$73,124
Standard Commercial Segment	18,373	18,875
Personal Segment	19,483	7,620
Corporate	12,298	(6,278)
Consolidated	$118,121	$93,341

Pre-tax income (loss)
Specialty Commercial Segment	$7,968	$9,758
Standard Commercial Segment	1,507	1,319
Personal Segment	1,573	(22)
Corporate	7,870	(10,246)
Consolidated	$18,918	$809

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
Assets:	2019	2018
Specialty Commercial Segment	$936,876	$858,262
Standard Commercial Segment	183,344	158,881
Personal Segment	167,406	226,431
Corporate	41,105	21,320
Consolidated	$1,328,731	$1,264,894

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2019 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Ceded earned premiums	$70,146	$61,629
Reinsurance recoveries	$48,589	$49,438

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum. All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of March 31, 2019, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of March 31, 2019, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC. Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2019, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.86% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2019, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.51% per annum.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Deferred	$(11,676)	$(10,365)
Amortized	6,742	10,373
Net	$(4,934)	$8

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Weighted average shares - basic	18,056	18,166
Effect of dilutive securities	137	127
Weighted average shares - assuming dilution	18,193	18,293

For the three months ended March 31, 2019, no shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis.  For the three months ended March 31, 2018, 70,000 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest cost	$113	$106
Amortization of net loss	36	26
Expected return on plan assets	(149)	(173)
Net periodic pension cost	$—	$(41)
Contributed amount	$—	$—

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2018 for more discussion of our retirement plans.

15.  Income Taxes

Our effective income tax rate for the three months ended March 31, 2019 and 2018 was 20.6% and 20.0%, respectively. The effective tax rates for 2019 and 2018 were both favorably impacted by the lower statutory rate from the enactment of the Tax Cuts and Jobs Act in December 2017.

16.  Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of March 31,
	2019	2018

Cash and cash equivalents	$65,490	$55,110
Restricted cash	3,322	2,564
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,812	$57,674

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Interest paid	$1,257	$1,014

Income taxes (recovered) paid	$—	$(90)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$2,292	$1,218

Payable for securities related to investment purchases	$1,503	$10,848

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2019 and 2018 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2017	$(2,310)	$14,544	$12,234
Other comprehensive income:
Change in net actuarial gain	27	—	27
Tax effect on change in net actuarial gain	(6)	—	(6)
Unrealized holding losses arising during the period	—	(395)	(395)
Tax effect on unrealized losses arising during the period	—	83	83
Reclassification adjustment for realized losses included in investment gains and losses	—	15	15
Tax effect on reclassification adjustment for losses included in income tax expense	—	(3)	(3)
Other comprehensive loss, net of tax	21	(300)	(279)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(16,993)	(16,993)

Balance at March 31, 2018	$(2,858)	$439	$(2,419)

Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial gain	35	—	35
Tax effect on change in net actuarial gain	(7)	—	(7)
Unrealized holding gains arising during the period	—	7,773	7,773
Tax effect on unrealized gains arising during the period	—	(1,632)	(1,632)
Reclassification adjustment for gains included in net realized gains	—	(4,141)	(4,141)
Tax effect on reclassification adjustment for gains included in income tax expense	—	870	870
Other comprehensive income, net of tax	28	2,870	2,898
Balance at March 31, 2019	$(3,306)	$(456)	$(3,762)

19. Leases

We adopted ASU 2016-02, “Leases, (Topic 842)” on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and forward. See Note 2 for more information on the adoption of  ASU 2016-02. Right-of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three-month period ended March 31, 2019 are as follows (in thousands):

Three Months Ended
March 31,
2019

Operating lease cost	$540

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$551

Right-of-use assets obtained in exchange for new operating lease liabilities	$—

We incurred $8 thousand in short-term lease payments not included in our lease liability during the three months ended March 31, 2019.

The components of lease expense and other lease information as of and during the three-month period ended March 31, 2019 are as follows (in thousands):

March 31,
2019

Operating lease right-of-use assets	$17,713

Operating lease liabilities	$17,972

Weighted-average remaining lease term - operating leases	10.8 years

Weighted-average discount rate - operating leases	5.88%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31,		December 31,
	2019		2018

2019	$1,338		$1,889
2020	2,473		2,473
2021	2,172		2,172
2022	2,171		2,171
2023	1,885		1,885
Thereafter	15,266		15,266
Total future minimum lease payments	$25,305		$25,856

Less imputed interest	$(7,333)	$	N/A
Total operating lease liability	$17,972	$	N/A

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our consolidated financial statements and the notes thereto. This discussion contains forward-looking statements. Please see “Risks Associated with Forward-Looking Statements in this Form 10‑Q” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States, except for our Specialty Commercial business which is written on a national basis. We pursue our business activities through subsidiaries whose operations are organized into product-specific business units, which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

•

Specialty Commercial Segment. Our Specialty Commercial Segment includes our Commercial Auto business unit which offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offers primary and excess liability, excess public entity liability and E&S package insurance products and services; our E&S Property business unit which offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit which offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals; medical facilities and senior care facilities and our Aerospace & Programs business unit which offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products were previously reported as the Contract Binding and Specialty Commercial operating units.  This realignment did not impact our reportable segments.

•

Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial Accounts business unit (f/k/a Standard Commercial P&C operating unit) and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit.  Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.

•	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.

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

Results of Operations

Management overview. During the three months ended March 31, 2019, our total revenues were $118.1 million, representing an increase of 27% from the $93.3 million in total revenues for the same period of 2018. During the three months ended March 31, 2019, our income before tax was $18.9 million, representing an increase of $18.1 million, from the $0.8 million reported during the same period the prior year.

The increase in revenue for the three months ended March 31, 2019 was largely due to investment gains of $11.9 million as compared to investment losses of $4.8 million during the same period of 2018.  The investment gains for the three months ended March 31, 2019 were largely due to increased net unrealized gains on our equity and other investments of $7.8 million as compared to a decrease in net unrealized gains of $4.8 million reported for the same period in 2018.  Also contributing to the increase in revenue was higher net earned premiums, higher finance charges and higher net investment income, partially offset by lower commission and fees and other income.

The increase in income before tax for the three months ended March 31, 2019 was due primarily to the increase in revenue discussed, partially offset by increased losses and loss adjustment expenses (“LAE”) of $6.4 million, as compared to the same periods in 2018. The increase in losses and LAE was due primarily to increased net premiums earned.  We reported $0.1 million of favorable net prior year loss reserve development during the three months ended March 31, 2019 as compared to $0.5 million during the same period of 2018.

We reported net income of $15.0 million for the three months ended March 31, 2019 as compared to $0.6 million for the same period in 2018. On a diluted basis per share, we reported net income of $0.83 per share for the three months ended March 31, 2019, as compared to $0.04 per share for the same period in 2018. Our effective tax rate was 20.6% for the first quarter of 2019 as compared to 20.0% for the same period in 2018.

First Quarter 2019 as Compared to First Quarter 2018

The following is additional business segment information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross premiums written	$134,399	$114,813	$25,528	$22,797	$27,389	$15,895	$—	$—	$187,316	$153,505
Ceded premiums written	(57,361)	(50,658)	(8,103)	(2,555)	(4,449)	(8,859)	—	—	(69,913)	(62,072)
Net premiums written	77,038	64,155	17,425	20,242	22,940	7,036	—	—	117,403	91,433
Change in unearned premiums	(12,850)	3,535	(51)	(2,375)	(5,472)	(646)	—	—	(18,373)	514
Net premiums earned	64,188	67,690	17,374	17,867	17,468	6,390	—	—	99,030	91,947

Total revenues	67,967	73,124	18,373	18,875	19,483	7,620	12,298	(6,278)	118,121	93,341

Losses and loss adjustment expenses	45,949	47,543	11,651	11,680	12,487	4,452	—	—	70,087	63,675

Pre-tax income (loss)	7,968	9,758	1,507	1,319	1,573	(22)	7,870	(10,246)	18,918	809

Net loss ratio (1)	71.6%	70.2%	67.1%	65.4%	71.5%	69.7%			70.8%	69.3%
Net expense ratio (1)	22.3%	23.8%	30.4%	33.1%	22.2%	35.4%			25.7%	28.1%
Net combined ratio (1)	93.9%	94.0%	97.5%	98.5%	93.7%	105.1%			96.5%	97.4%

Net Favorable (Unfavorable) Prior Year Development	(1,926)	(1,012)	1,805	1,053	187	489			66	530

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

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $134.4 million for the three months ended March 31, 2019, which was $19.6 million, or 17%, more than the $114.8 million reported for the same period of 2018. Net premiums written were $77.0 million for the three months ended March 31, 2019 as compared to $64.2 million for the same period of 2018. The increase in gross premiums written was the result of increased premium production reflected in all business units. The increase in net premiums written was primarily the result of increased premium production reflected in all business units, as well as increased retention of business in the Commercial Auto business unit.

The $68.0 million of total revenue for the three months ended March 31, 2019 was $5.1 million less than the $73.1 million reported by the Specialty Commercial Segment for the same period in 2018. This decrease in revenue was primarily due to lower net premiums earned of $3.5 million due to lower premium production during 2018 and the related impact in 2019 to net earned premium in our Commercial Auto business unit, partially offset by increased premium production in our Professional Liability, E&S Property and E&S Casualty business units.  Further contributing to the decrease in revenue was lower net investment income of $1.2 million and lower commission and fees of $0.4 million for the three months ended March 31, 2019 as compared to the same period of 2018.

Pre-tax income for the Specialty Commercial Segment of $8.0 million for the first quarter of 2019 was $1.8 million lower than the $9.8 million reported for the same period in 2018. The decrease in pre-tax income was primarily the result of the decreased revenue discussed above, partially offset by lower losses and LAE of $1.6 million and lower operating expenses of $1.7 million during the three months ended March 31, 2019 as compared to the same period during 2018.

Our Specialty Commercial Segment reported a $1.6 million decrease in losses and LAE which consisted of (a) a $10.0 million decrease in losses and LAE in our Commercial Auto Business unit due largely to lower net earned premiums, as well as $0.3 million of favorable prior year net loss reserve development recognized during the three months ended March 31, 2019 as compared to $3.5 million of unfavorable prior year net loss reserve development during the same period of 2018, partially offset by increased net current accident year loss trends, (b) a $4.1 million increase in our E&S Casualty business unit due primarily to $1.0 million of unfavorable prior year net loss reserve development during the first quarter of 2019 as compared to $3.6 million of favorable prior year net loss reserve development during the first quarter of 2018 partially offset by lower current accident year loss trends,  (c) a $3.7 million increase in losses and LAE in our E&S Property business unit due to increased net premiums earned  as well as $1.0 million of net unfavorable prior year loss reserve development during the first quarter of 2019 as compared to $0.3 million of favorable prior year net loss reserve development during the first quarter of 2018, (d) a $1.6 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by lower current accident year loss trends and (e)  a $1.0 million decrease in losses and LAE in our Aerospace & Programs business unit due primarily to lower current accident year loss trends.

Operating expenses decreased $1.7 million primarily as the result of lower production related expenses of $2.8 million due primarily to decreased net premiums earned, partially offset by increased salary and related expenses of $0.6 million, increased professional services of $0.3 million, increased travel and related expenses of $0.1 million and increased occupancy and other operating expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 71.6% for the three months ended March 31, 2019 as compared to 70.2% for the same period in 2018. The gross loss ratio before reinsurance was 70.6% for the three months ended March 31, 2019 as compared to 75.1% for the same period in 2018. The increase in the net loss ratio was due to higher net catastrophe losses and higher net prior year development.  During the three months ended March 31, 2019 the Specialty Commercial Segment reported $1.6 million of net catastrophe losses as compared to $2 thousand during the same period of 2018. The Specialty Commercial Segment reported $1.9 million of unfavorable prior year net loss reserve development for the three months ended March 31, 2019 as compared to unfavorable prior year net loss reserve development of $1.0 million for the same period of 2018. The lower gross ratio was largely the result of lower gross current accident year loss trends. The Specialty Commercial Segment reported a net expense ratio of 22.3% for the first quarter of 2019 as compared to 23.8% for the same period of 2018. The decrease in the expense ratio was due predominately to the impact of increased ceding commissions.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $25.5 million for the three months ended March 31, 2019, which was $2.7 million, or 12%, more than the $22.8 million reported for the same period in 2018. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.  Net premiums written were $17.4 million for the three months ended March 31, 2019 as compared to $20.2 million for the same period in 2018. The decrease in net premiums written was due to increased ceded premium under a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $18.4 million for the three months ended March 31, 2019, was $0.5 million, or 3%, less than the $18.9 million reported for the same period in 2018. This decrease in total revenue was due to lower net premiums earned of $0.5 million due primarily to the quota share reinsurance agreement entered into during the fourth quarter of 2018.

Our Standard Commercial Segment reported pre-tax income of $1.5 million for the three months ended March 31, 2019 as compared to $1.3 million reported for the same period of 2018. The increase in pre-tax income was the result of lower operating expenses of $0.7 million largely as the result of lower production related expenses due to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018, partially offset by the decreased revenue discussed above.

The Standard Commercial Segment reported a net loss ratio of 67.1% for the three months ended March 31, 2019 as compared to 65.4% for the same period of 2018. The gross loss ratio before reinsurance for the three months ended March 31, 2019 was 68.1% as compared to the 70.2% reported for the same period of 2018. The increase in the net loss ratio was due to higher current net accident year loss trends, partially offset by higher net favorable prior year reserve development. The decrease in the gross loss ratio was due mostly to unfavorable gross reserve development on prior accident years for the first quarter of 2018, partially offset by higher current accident year loss trends. During the three months ended March 31, 2019, the Standard Commercial Segment reported favorable net loss reserve development of $1.8 million as compared to favorable net loss reserve development of $1.1 million during the same period of 2018. The Standard Commercial Segment reported $0.5 million of net catastrophe losses during the first quarter of 2019 as compared to $1.0 million of net catastrophe losses during the same period of 2018.  The Standard Commercial Segment reported a net expense ratio of 30.4% for the first quarter of 2019 as compared to 33.1% for the same period of 2018. The decrease in the expense ratio was primarily due to the impact of increased ceding commissions in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $27.4 million for the three months ended March 31, 2019 as compared to $15.9 million for the same period in the prior year. Net premiums written for our Personal Segment were $22.9 million in the first quarter of 2019, which was an increase of $15.9 million, or 226%, from the $7.0 million reported for the first quarter of 2018. The increase in gross written premiums was primarily due to higher premium production in our current geographical footprint. The increase in net written premiums was due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment was $19.5 million for the first quarter of 2019 as compared to $7.6 million for the same period in 2018. Net premiums earned increased $11.1 million, finance charges increased $0.7 million and investment income increased $0.1 million during the first quarter of 2019 as compared to the same period during 2018.

Pre-tax income for the Personal Segment was $1.6 million for the three months ended March 31, 2019 as compared to pre-tax loss of $22 thousand for the same period of 2018. The pre-tax income was primarily the result of the increased revenue discussed above, partially offset by increased losses and LAE of $8.0 million and increased operating expenses of $2.3 million for the three months ended March 31, 2019 as compared to the same period during 2018.

The Personal Segment reported a net loss ratio of 71.5% for the three months ended March 31, 2019 as compared to 69.7% for the same period of 2018. The gross loss ratio before reinsurance was 70.8% for the three months ended March 31, 2019 as compared to 68.8% for the same period in 2018. The higher gross and net loss ratios were primarily the result of favorable prior year net loss reserve development of $0.2 million during the three months ended March 31, 2019 as compared to favorable net loss reserve development of $0.5 million reported during the same period of 2018, partially offset by lower current accident year loss trends. The Personal Segment reported a net expense ratio of 22.2% for the first quarter of 2019 as compared to 35.4% for the same period of 2018. The decrease in the expense ratio was due predominately to higher finance charges and higher net premiums earned, partially offset by higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate

Total revenue for Corporate increased by $18.6 million for the three months ended March 31, 2019 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $11.9 million during the first quarter of 2019 as compared to investment losses of $4.8 million reported for the same period of 2018, as well as higher net investment income of $1.8 million for the three months ended March 31, 2019 as compared to the same period during 2018.

Corporate pre-tax income was $7.9 million for the three months ended March 31, 2019 as compared to a pre-tax loss of $10.2 million for the same period of 2018. The pre-tax income was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $0.2 million due primarily as a result of increased salary and related expenses and higher interest expense of $0.2 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2019, we had $13.3 million in unrestricted cash and cash equivalents, as well as $0.9 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $52.2 million of unrestricted cash and cash equivalents, as well as $522.1 million in debt securities with an average modified duration of 1.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12‑month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2019, the aggregate ordinary dividend capacity of these subsidiaries is $33.9 million, of which $22.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2019 and 2018, our insurance company subsidiaries paid $4.5 million and $1.6 million in dividends to Hallmark, respectively.

Comparison of March 31, 2019 to December 31, 2018

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2019 were $678.3 million compared to $663.5 million at December 31, 2018. The primary reasons for this increase in unrestricted cash and investments were increases in investment fair values and proceeds from the exercise of employee stock options, partially offset by cash used by operations, purchases of fixed assets and repurchases of our common stock.

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

During the three months ended March 31, 2019, our cash flow used by operations was $2.0 million compared to cash flow used by operations of $19.2 million during the same period the prior year. The decrease in operating cash flow used was driven by an increase in collected net premiums, higher collected investment income, higher collected finance charges and lower paid claims. These increases in operating cash flow were partially offset by increased paid operating expense during the three months ended March 31, 2019 as compared to the same period the prior year.

Net cash provided by investing activities during the first three months of 2019 was $30.2 million as compared to net cash provided by investing activities of $9.6 million during the first three months of 2018. The cash provided by investing activities during the first three months of 2019 was primarily comprised of an increase of $27.0 million in maturities, sales and redemptions of investment securities, partially offset by an increase in purchases of debt and equity securities of $5.2 million and an increase of $1.2 million in purchases of fixed assets.

Cash provided by financing activities during the first three months of 2019 was $0.1 million primarily as a result of proceeds from the exercise of employee stock options of $1.5 million, partially offset by $1.4 million in repurchases of our common stock. Cash used in financing activities during the first three months of 2018 was $0.4 million primarily as a result of repurchases of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum. All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of March 31, 2019, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of March 31, 2019, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC. Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”). Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2019, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.86% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”). Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of March 31, 2019, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.51% per annum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Risks Associated with Forward-Looking Statements Included in this Form 10‑Q

This Form 10‑Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10‑Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

We are engaged in various legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2018.

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

The following table furnishes information for purchases made pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2019:

			Cumulative Number	Maximum Number of
		Average	of Shares Purchased	Shares that May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plan	the Plan

January 1st- January 31st	5,382	$10.73	3,266,493	733,507
February 1st - February 28th	-	$-	3,266,493	733,507
March 1st - March 31st (1)	128,225	$10.31	3,266,493	733,507

(1)	Represents shares delivered in payment of the exercise price of an employee stock option.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
3(a)

Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S‑1 [Registration No. 333‑136414] filed September 8, 2006).

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8‑K filed March 28, 2017).

31(a)	Certification of principal executive officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

31(b)	Certification of principal financial officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 8, 2019	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: May 8, 2019	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President