Form 10-Q
period 2019-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2019-08-09
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission file number 001‑11252

Hallmark Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 1100, Dallas, Texas	75240

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 348‑1600

777 Main Street, Suite 1000, Fort Worth, Texas 76102

(former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $.18 per share –18,123,093 shares outstanding as of August 9, 2019.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $530,516 in 2019 and $550,268 in 2018)	$533,148	$545,870
Equity securities (cost; $68,709 in 2019 and $68,709 in 2018)	94,012	80,896
Other investments (cost; $3,763 in 2019 and $3,763 in 2018)	2,585	1,148
Total investments	629,745	627,914
Cash and cash equivalents	67,670	35,594
Restricted cash	3,486	4,877
Ceded unearned premiums	150,883	133,031
Premiums receivable	144,674	119,778
Accounts receivable	1,332	1,619
Receivable for securities	2,581	3,369
Reinsurance recoverable	300,155	252,029
Deferred policy acquisition costs	20,308	14,291
Goodwill	44,695	44,695
Intangible assets, net	6,323	7,555
Deferred federal income taxes, net	—	4,983
Prepaid expenses	3,282	2,588
Other assets	30,634	12,571
Total assets	$1,405,768	$1,264,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving credit facility payable	$30,000	$30,000
Subordinated debt securities (less unamortized debt issuance cost of $872 in 2019 and $898 in 2018)	55,830	55,804
Reserves for unpaid losses and loss adjustment expenses	551,543	527,247
Unearned premiums	351,630	298,061
Reinsurance balances payable	73,977	67,328
Pension liability	1,946	2,018
Payable for securities	3,167	698
Federal income tax payable	870	4
Deferred federal income taxes, net	143	—
Accounts payable and other accrued expenses	47,126	28,202
Total liabilities	1,116,232	1,009,362
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2019 and 2018	3,757	3,757
Additional paid-in capital	122,778	123,168
Retained earnings	189,249	161,195
Accumulated other comprehensive loss	(1,047)	(6,660)
Treasury stock (2,749,738 shares in 2019 and 2,846,131 in 2018), at cost	(25,201)	(25,928)
Total stockholders’ equity	289,536	255,532
Total liabilities and stockholders’ equity	$1,405,768	$1,264,894

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross premiums written	$218,236	$173,219	$405,552	$326,724
Ceded premiums written	(94,393)	(83,373)	(164,306)	(145,445)
Net premiums written	123,843	89,846	241,246	181,279
Change in unearned premiums	(17,344)	1,132	(35,717)	1,646
Net premiums earned	106,499	90,978	205,529	182,925

Investment income, net of expenses	5,412	4,406	10,523	8,846
Investment gains (losses), net	6,817	533	18,754	(4,302)
Finance charges	1,797	1,161	3,531	2,201
Commission and fees	364	1,032	657	1,735
Other income	14	15	30	61

Total revenues	120,903	98,125	239,024	191,466

Losses and loss adjustment expenses	73,226	63,648	143,313	127,323
Operating expenses	29,336	26,360	56,582	53,573
Interest expense	1,240	1,128	2,493	2,155
Amortization of intangible assets	617	617	1,234	1,234

Total expenses	104,419	91,753	203,622	184,285

Income before tax	16,484	6,372	35,402	7,181
Income tax expense	3,455	1,282	7,348	1,444
Net income	13,029	5,090	28,054	5,737

Net income per share:
Basic	$0.72	$0.28	$1.55	$0.32
Diluted	$0.71	$0.28	$1.54	$0.31

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$13,029	$5,090	$28,054	$5,737
Other comprehensive income:
Change in net actuarial gain	37	26	72	53
Tax effect on change in net actuarial gain	(8)	(5)	(15)	(11)
Unrealized holding gains arising during the period	3,460	2,321	11,233	1,926
Tax effect on unrealized holding gains arising during the period	(727)	(487)	(2,359)	(404)
Reclassification adjustment for gains included in net income	(60)	(381)	(4,201)	(366)
Tax effect on reclassification adjustment for gains included in net income	13	80	883	77
Other comprehensive income, net of tax	2,715	1,554	5,613	1,275
Comprehensive income	$15,744	$6,644	$33,667	$7,012

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,638	123,224	123,168	123,180
Equity based compensation	140	(43)	197	1
Shares issued under employee benefit plans	—	(164)	(587)	(164)
Balance, end of period	122,778	123,017	122,778	123,017

Retained Earnings
Balance, beginning of period	176,220	151,495	161,195	136,474
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	—	—	16,993
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	—	—	(2,619)
Net income	13,029	5,090	28,054	5,737
Balance, end of period	189,249	156,585	189,249	156,585

Accumulated Other Comprehensive Income
Balance, beginning of period	(3,762)	(2,419)	(6,660)	12,234
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	—	—	(16,993)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	—	—	2,619
Additional minimum pension liability, net of tax	29	21	57	42
Unrealized holding gains arising during period, net of tax	2,733	1,834	8,874	1,522
Reclassification adjustment for gains included in net income, net of tax	(47)	(301)	(3,318)	(289)
Balance, end of period	(1,047)	(865)	(1,047)	(865)

Treasury Stock
Balance, beginning of period	(25,201)	(24,904)	(25,928)	(24,527)
Acquisition of treasury stock	—	(1,087)	(1,380)	(1,464)
Shares issued under employee benefit plans	—	406	2,107	406
Balance, end of period	(25,201)	(25,585)	(25,201)	(25,585)

Total Stockholders' Equity	$289,536	$256,909	$289,536	$256,909

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$28,054	$5,737

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	2,626	2,479
Deferred federal income taxes	3,634	(988)
Investment (gains) losses, net	(18,754)	4,302
Share-based payments expense	197	1
Change in ceded unearned premiums	(17,852)	(15,181)
Change in premiums receivable	(24,896)	(7,815)
Change in accounts receivable	287	(538)
Change in deferred policy acquisition costs	(6,017)	1,944
Change in unpaid losses and loss adjustment expenses	24,296	(6,548)
Change in unearned premiums	53,569	13,535
Change in reinsurance recoverable	(48,126)	(32,117)
Change in reinsurance balances payable	6,649	13,072
Change in current federal income tax payable	866	7,719
Change in all other liabilities	(2,708)	2,899
Change in all other assets	4,860	1,604
Net cash provided by (used in) operating activities	6,685	(9,895)
Cash flows from investing activities:
Purchases of property and equipment	(2,447)	(1,118)
Purchases of investment securities	(97,292)	(97,610)
Maturities, sales and redemptions of investment securities	123,599	124,873
Net cash provided by investing activities	23,860	26,145
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,520	242
Purchase of treasury shares	(1,380)	(1,464)
Net cash provided by (used in) financing activities	140	(1,222)
Increase in cash and cash equivalents and restricted cash	30,685	15,028
Cash and cash equivalents and restricted cash at beginning of period	40,471	67,633
Cash and cash equivalents and restricted cash at end of period	$71,156	$82,661

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

The interim financial data as of June 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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

Revolving Credit Facility Payable: A revolving credit facility with Frost Bank had a carried value of $30.0 million and a fair value of $30.2 million as of June 30, 2019. This revolving credit facility would be included in Level 3 of the fair value hierarchy if it was reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $55.8 million and a fair value of $42.6 million as of June 30, 2019. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of June 30, 2019, $17.1 million of right-of-use assets and $17.6 million of lease liabilities for operating leases were added to the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

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

Recently Issued Accounting Pronouncements

On August 28, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement” (Topic 820), which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements.  The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related, our financial statements will not be materially impacted by this update.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,422	$-	$48,422
Corporate bonds	—	225,810	533	226,343
Collateralized corporate bank loans	—	132,678	-	132,678
Municipal bonds	—	115,849	-	115,849
Mortgage-backed	—	9,856	-	9,856
Total debt securities	—	532,615	533	533,148
Total equity securities	94,012	—	—	94,012
Total other investments	2,585	—	—	2,585
Total investments	$96,597	$532,615	$533	$629,745

	As of December 31, 2018
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,106	$—	$48,106
Corporate bonds	—	241,861	291	242,152
Collateralized corporate bank loans	—	126,528	—	126,528
Municipal bonds	—	115,527	—	115,527
Mortgage-backed	—	13,557	—	13,557
Total debt securities	—	545,579	291	545,870
Total equity securities	80,896	—	—	80,896
Total other investments	1,148	—	—	1,148
Total investments	$82,044	$545,579	$291	$627,914

Due to significant unobservable inputs into the valuation model for one corporate bond as of June 30, 2019 and December 31, 2018, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2019 and 2018 (in thousands):

Beginning balance as of January 1, 2019	$291
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	242
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2019	$533

Beginning balance as of January 1, 2018	$3,757
Sales	(2,925)
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	104
Net gains included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	(621)
Ending balance as of June 30, 2018	$315

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of June 30, 2019
U.S. Treasury securities and obligations of U.S. Government	$48,369	$112	$(59)	$48,422
Corporate bonds	223,770	2,813	(240)	226,343
Collateralized corporate bank loans	133,840	59	(1,221)	132,678
Municipal bonds	114,638	1,304	(93)	115,849
Mortgage-backed	9,899	51	(94)	9,856
Total debt securities	530,516	4,339	(1,707)	533,148
Total equity securities	68,709	30,657	(5,354)	94,012
Total other investments	3,763	—	(1,178)	2,585
Total investments	$602,988	$34,996	$(8,239)	$629,745

As of December 31, 2018
U.S. Treasury securities and obligations of U.S. Government	$48,609	$5	$(508)	$48,106
Corporate bonds	243,314	440	(1,602)	242,152
Collateralized corporate bank loans	131,779	19	(5,270)	126,528
Municipal bonds	112,574	3,791	(838)	115,527
Mortgage-backed	13,992	11	(446)	13,557
Total debt securities	550,268	4,266	(8,664)	545,870
Total equity securities	68,709	20,693	(8,506)	80,896
Total other investments	3,763	—	(2,615)	1,148
Total investments	$622,740	$24,959	$(19,785)	$627,914

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—
Corporate bonds	(6)	(14)	17	(22)
Collateralized corporate bank loans	21	35	38	47
Municipal bonds	46	2	4,147	(19)
Mortgage-backed	(1)	(1)	(1)	1
Equity securities	—	359	—	359
Gain on investments	60	381	4,201	366
Unrealized gains (losses) on equity securities	5,356	553	13,116	(3,904)
Unrealized gains (losses) on other investments	1,401	(401)	1,437	(764)
Investment gains (losses), net	$6,817	$533	$18,754	$(4,302)

We realized gross gains on investments of $0.2 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively and $4.4 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. We realized gross losses on investments of $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. We recorded proceeds from the sale of investment securities of $0.1 million and $14.2 million during the three months ended June 30, 2019 and 2018, respectively, and $7.0 million and $14.2 million for the six months ended June 30, 2019 or 2018, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$23,216	$(59)	$23,216	$(59)
Corporate bonds	18,143	(144)	36,011	(96)	54,154	(240)
Collateralized corporate bank loans	85,804	(871)	17,564	(350)	103,368	(1,221)
Municipal bonds	10,898	(55)	5,735	(38)	16,633	(93)
Mortgage-backed	3,518	(6)	3,911	(88)	7,429	(94)
Total debt securities	118,363	(1,076)	86,437	(631)	204,800	(1,707)
Total equity securities	7,952	(1,588)	4,524	(3,766)	12,476	(5,354)
Total other investments	28	(10)	2,557	(1,168)	2,585	(1,178)
Total investments	$126,343	$(2,674)	$93,518	$(5,565)	$219,861	$(8,239)

	As of December 31, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$18,902	$(181)	$28,201	$(327)	$47,103	$(508)
Corporate bonds	117,450	(907)	100,060	(695)	217,510	(1,602)
Collateralized corporate bank loans	120,410	(4,938)	4,931	(332)	125,341	(5,270)
Municipal bonds	14,281	(96)	25,891	(742)	40,172	(838)
Mortgage-backed	6,592	(60)	5,986	(386)	12,578	(446)
Total debt securities	277,635	(6,182)	165,069	(2,482)	442,704	(8,664)
Total equity securities	30,981	(3,699)	4,475	(4,807)	35,456	(8,506)
Total other investments	1,148	(2,615)	—	—	1,148	(2,615)
Total investments	$309,764	$(12,496)	$169,544	$(7,289)	$479,308	$(19,785)

We had a total of 173 debt securities with an unrealized loss, of which 117 were in an unrealized loss position for less than one year and 56 were in an unrealized loss position for a period of one year or greater, as of June 30, 2019.  We had a total of 328 debt securities with an unrealized loss, of which 221 were in an unrealized loss position for less than one year and 107 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018.  We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Details regarding the carrying value of the other investments portfolio as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Investment Type
Equity warrant	$2,585	$1,148
Total other investments	$2,585	$1,148

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at June 30, 2019 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$117,306	$117,293
Due after one year through five years	276,397	278,718
Due after five years through ten years	96,047	95,636
Due after ten years	30,867	31,645
Mortgage-backed	9,899	9,856
	$530,516	$533,148

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.7 million and $29.5 million at June 30, 2019 and December 31, 2018, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	June 30,	June 30,
	2019	2018
Balance at January 1	$527,247	527,100
Less reinsurance recoverable	221,716	154,612
Net balance at January 1	305,531	372,488

Incurred related to:
Current year	141,909	122,870
Prior years	1,404	4,453
Total incurred	143,313	127,323

Paid related to:
Current year	38,563	28,321
Prior years	107,899	140,339
Total paid	146,462	168,660

Net balance at June 30	302,382	331,151
Plus reinsurance recoverable	249,161	189,401
Balance at June 30	$551,543	$520,552

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	June 30,
	2019	2018
Specialty Commercial Segment	$5,203	$6,861
Standard Commercial Segment	(3,583)	(1,560)
Personal Segment	(216)	(848)
Corporate	—	—
Total (favorable) net prior year development	$1,404	$4,453

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2019 and 2018:

Six months ended June 30, 2019:

•

Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the primary commercial auto liability line of business, partially offset by net favorable development in the primary commercial auto line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2017 and prior accident years, partially offset by net favorable development in the 2018 accident year. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.

•

Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2018, 2017, 2014 and 2012 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the general liability line of business in the 2016 and 2015 accident years. Our Commercial Accounts business unit experienced net favorable development in the 2017 and 2015 accident years in the occupational accident line of business, partially offset by net unfavorable development in the 2016 accident year. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and 2012 and prior accident years.

•

Personal Segment. Net favorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2017, 2015,  2013 and prior accident years, partially offset by unfavorable development in the 2016 and 2014 accident years.

Six months ended June 30, 2018:

•

Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2016 and prior accident years primarily in the commercial auto liability line of business, partially offset by favorable development primarily in the commercial auto liability line of business in the 2017 accident year. We experienced net unfavorable development in our E&S Property, Professional Liability, E&S Casualty and Aerospace& Programs business units.

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

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of June 30, 2019, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of June 30, 2019, restricted stock units representing the right to receive up to 383,530 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of June 30, 2019.

Stock Options:

Incentive stock options granted under the 2005 LTIP prior to 2009 vested 10%,  20%,  30% and 40% on the first, second, third and fourth anniversary dates of the grant, respectively, and terminated five to ten years from the date of grant. Incentive stock options granted in 2009 vest in equal annual increments on each of the first seven anniversary dates and terminate ten years from the date of grant. Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and terminated ten years from the date of grant.

A summary of the status of our stock options as of June 30, 2019 and changes during the six months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2019	244,157	$6.63
Granted	—	—
Exercised	(230,000)	$6.61
Forfeited or expired	—	$—
Outstanding at June 30, 2019	14,157	$6.99	2.5	$102
Exercisable at June 30, 2019	14,157	$6.99	2.5	$102

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Intrinsic value of options exercised	$—	$122	$845	$122
Cost of share-based payments (non-cash)	$—	$—	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—	$—	$—

As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first six months of 2019 or 2018.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2015, 2016, 2017 and 2018 was $11.10,  $11.41,  $10.20 and $10.87 per unit, respectively.  We incurred compensation expense of $140 thousand and $197 thousand related to restricted stock units during the three months and six months ended June 30, 2019, respectively.  We incurred compensation (benefit) expense of ($43) thousand and $1 thousand related to restricted stock units during the three and six months ended June 30, 2018, respectively.  We recorded income tax benefit of $29 thousand and $41 thousand related to restricted stock units during the three months and six months ended June 30, 2019, respectively. We recorded income tax expense of $9 thousand related to restricted stock units during the three months ended June 30, 2018.  We recorded de-minimus income tax expense related to restricted stock units during the six months ended June 30, 2018.

The following table details the status of our restricted stock units as of and for the six months ended June 30, 2019 and 2018:

	Number of Restricted Stock Units
	2019	2018
Nonvested at January 1	338,897	385,779
Granted	—	—
Vested	—	(8,198)
Forfeited	(83,210)	(182,743)
Nonvested at June 30	255,687	194,838

As of June 30, 2019, there was $1.4 million of unrecognized grant date compensation cost related to unvested restricted stock units. Based on the current performance estimate, we expect to recognize $0.9 million of compensation cost related to unvested restricted stock units, of which $0.3 million is expected to be recognized during the remainder of 2019, $0.5 million is expected to be recognized in 2020 and $0.1 million is expected to be recognized in 2021.

8. Segment Information

The following is business segment information for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenues
Specialty Commercial Segment	$73,592	$72,081	$141,559	$145,205
Standard Commercial Segment	17,310	19,247	35,683	38,122
Personal Segment	23,116	7,916	42,599	15,536
Corporate	6,885	(1,119)	19,183	(7,397)
Consolidated	$120,903	$98,125	$239,024	$191,466

Pre-tax income (loss)
Specialty Commercial Segment	$10,427	$8,770	$18,395	$18,528
Standard Commercial Segment	2,057	2,656	3,564	3,975
Personal Segment	2,441	(1)	4,014	(23)
Corporate	1,559	(5,053)	9,429	(15,299)
Consolidated	$16,484	$6,372	$35,402	$7,181

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
Assets:	2019	2018
Specialty Commercial Segment	$1,005,810	$858,262
Standard Commercial Segment	184,101	158,881
Personal Segment	170,348	226,431
Corporate	45,509	21,320
Consolidated	$1,405,768	$1,264,894

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2019 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Ceded earned premiums	$76,309	$68,635	$146,455	$130,264
Reinsurance recoveries	$58,975	$43,989	$107,564	$93,427

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum. All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of June 30, 2019, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of June 30, 2019, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC. Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

11. Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035. To effect the transaction, we formed Trust I as a Delaware statutory trust. Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us. Trust I used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015,  after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points. Trust I pays dividends on its preferred securities at the same rate. Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2019, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.66% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037. To effect the transaction, we formed Trust II as a Delaware statutory trust. Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us. Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017,  after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points. Trust II pays dividends on its preferred securities at the same rate. Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity. The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2019, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.31% per annum.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Deferred	$(35,871)	$6,306	$(47,547)	$16,671
Amortized	34,788	(8,242)	41,530	(18,615)
Net	$(1,083)	$(1,936)	$(6,017)	$(1,944)

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted average shares - basic	18,123	18,067	18,090	18,116
Effect of dilutive securities	128	107	160	114
Weighted average shares - assuming dilution	18,251	18,174	18,250	18,230

For each of the three and six months ended June 30, 2019, no shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis.  For each of the three and six months ended June 30, 2018, 62,500 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$114	$106	$227	$212
Amortization of net loss	36	26	72	53
Expected return on plan assets	(150)	(174)	(299)	(347)
Net periodic pension cost	$—	$(42)	$—	$(82)
Contributed amount	$—	$—	$—	$—

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2018 for more discussion of our retirement plans.

15.  Income Taxes

Our effective income tax rate for the six months ended June 30, 2019 and 2018 was 20.8% and 20.1%, respectively. The effective tax rates for 2019 and 2018 were both favorably impacted by the lower statutory rate from the enactment of the Tax Cuts and Jobs Act in December 2017.

16.  Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30,
	2019	2018

Cash and cash equivalents	$67,670	$79,583
Restricted cash	3,486	3,078
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$71,156	$82,661

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

Interest paid	$2,527	$2,145

Income taxes paid (recovered)	$2,848	$(5,287)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$2,581	$3,780

Payable for securities related to investment purchases	$3,167	$6,706

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

18. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2019 and 2018 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2017	$(2,310)	$14,544	$12,234
Other comprehensive income:
Change in net actuarial gain	53	—	53
Tax effect on change in net actuarial gain	(11)	—	(11)
Unrealized holding gains arising during the period	—	1,926	1,926
Tax effect on unrealized gains arising during the period	—	(404)	(404)
Reclassification adjustment for realized gains included in investment gains and losses	—	(366)	(366)
Tax effect on reclassification adjustment for gains included in income tax expense	—	77	77
Other comprehensive income, net of tax	42	1,233	1,275
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(16,993)	(16,993)

Balance at June 30, 2018	$(2,837)	$1,972	$(865)

Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial gain	72	—	72
Tax effect on change in net actuarial gain	(15)	—	(15)
Unrealized holding gains arising during the period	—	11,233	11,233
Tax effect on unrealized gains arising during the period	—	(2,359)	(2,359)
Reclassification adjustment for gains included in net realized gains	—	(4,201)	(4,201)
Tax effect on reclassification adjustment for gains included in income tax expense	—	883	883
Other comprehensive income, net of tax	57	5,556	5,613
Balance at June 30, 2019	$(3,277)	$2,230	$(1,047)

19. Leases

We adopted ASU 2016-02, “Leases, (Topic 842)” on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and going forward. See Note 2 for more information on the adoption of ASU 2016-02. Right-of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three and six-month periods ended June 30, 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019

Operating lease cost	$816	$1,356

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$552	$1,103

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

We incurred $16 thousand in short-term lease payments not included in our lease liability during the six months ended June 30, 2019.

The components of lease expense and other lease information as of and during the six-month period ended June 30, 2019 are as follows (in thousands):

June 30,
2019

Operating lease right-of-use assets	$17,109

Operating lease liabilities	$17,619

Weighted-average remaining lease term - operating leases	10.7

Weighted-average discount rate - operating leases	5.88%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30,		December 31,
	2019		2018

2019	$786		$1,889
2020	2,473		2,473
2021	2,172		2,172
2022	2,171		2,171
2023	1,885		1,885
Thereafter	15,266		15,266
Total future minimum lease payments	$24,753		$25,856

Less imputed interest	$(7,134)	$	N/A
Total operating lease liability	$17,619	$	N/A

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

Results of Operations

Management overview. During the three and six months ended June 30, 2019, our total revenues were $120.9 million and $239.0 million,  representing an increase of 23% and 25%, respectively, from the $98.1 million and $191.5 million in total revenues for the same periods of 2018. During the three and six months ended June 30, 2019, our income before tax was $16.5 million and $35.4 million, respectively, representing an increase of $10.1 million and $28.2 million,  respectively, from the income before tax of $6.4 million and $7.2 million reported during the same periods the prior year.

The increase in revenue for the three and six months ended June 30, 2019 compared to the same periods of the prior year was largely due to increased net premiums earned of $15.5 million and $22.6 million, respectively.  In addition, investment gains were $6.8 million and $18.8 million for the three and six months ended June 30, 2019 compared to investment gains of $0.5 million during the three months ended June 30, 2018 and investment losses of $4.3 million during the six months ended June 30, 2018.   Higher finance charges and net investment income also contributed to the increase in revenue, partially offset by lower commission and fees and other income during the three and six months ended June 30, 2019 as compared to the same periods during 2018.

The increase in income before tax for the three and six months ended June 30, 2019 was due primarily to the increase in revenue, partially offset by increased losses and loss adjustment expenses (“LAE”) of $9.6 million and $16.0 million, respectively,  as compared to the same periods in 2018. The increase in losses and LAE was due primarily to increased net premiums earned.  We reported $1.5 million and $1.4 million of unfavorable net prior year loss reserve development during the three and six months ended June 30, 2019 as compared to $5.0 million and $4.5 million during the same periods of 2018.

We reported net income of $13.0 million for the three months ended June 30, 2019 as compared to $5.1 million for the same period in 2018.  We reported net income of $28.1 million during the six months ended June 30, 2019 as compared to net income of $5.7 million for the same period during 2018. On a diluted basis per share, we reported net income of $0.71 per share for the three months ended June 30, 2019, as compared to $0.28 per share for the same period in 2018. On a diluted basis per share, we reported net income of $1.54 per share for the six months ended June 30, 2019, as compared to $0.31 per share for the same period in 2018. Our effective tax rate was 20.8% for the first six months of 2019 as compared to 20.1% for the same period in 2018.

Second Quarter 2019 as Compared to Second Quarter 2018

The following is additional business segment information for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross premiums written	$172,940	$136,079	$21,835	$21,574	$23,461	$15,566	$—	$—	$218,236	$173,219
Ceded premiums written	(83,370)	(72,083)	(7,170)	(2,645)	(3,853)	(8,645)	—	—	(94,393)	(83,373)
Net premiums written	89,570	63,996	14,665	18,929	19,608	6,921	—	—	123,843	89,846
Change in unearned premiums	(20,216)	2,333	1,611	(824)	1,261	(377)	—	—	(17,344)	1,132
Net premiums earned	69,354	66,329	16,276	18,105	20,869	6,544	—	—	106,499	90,978

Total revenues	73,592	72,081	17,310	19,247	23,116	7,916	6,885	(1,119)	120,903	98,125

Losses and loss adjustment expenses	48,374	48,352	10,613	10,621	14,239	4,675	—	—	73,226	63,648

Pre-tax income (loss)	10,427	8,770	2,057	2,656	2,441	(1)	1,559	(5,053)	16,484	6,372

Net loss ratio (1)	69.7%	72.9%	65.2%	58.7%	68.2%	71.4%			68.8%	70.0%
Net expense ratio (1)	22.1%	22.3%	29.0%	33.2%	23.3%	33.7%			25.7%	27.0%
Net combined ratio (1)	91.8%	95.2%	94.2%	91.9%	91.5%	105.1%			94.5%	97.0%

Net Favorable (Unfavorable) Prior Year Development	(3,277)	(5,849)	1,778	507	29	359			(1,470)	(4,983)

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

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $172.9  million for the three months ended June 30, 2019, which was $36.8 million, or 27%, more than the $136.1 million reported for the same period of 2018.  Net premiums written were $89.6 million for the three months ended June 30, 2019 as compared to $64.0 million for the same period of 2018. The increase in gross and net premiums written was primarily the result of increased premium production reflected in  our Professional Liability, E&S Property and E&S Casualty business units,  partially offset by a decline in gross premium production in our Commercial Auto business unit.

The $73.6 million of total revenue for the three months ended June 30, 2019 was $1.5 million more than the $72.1 million reported by the Specialty Commercial Segment for the same period in 2018. This increase in revenue was primarily due to higher net premiums earned of $3.0 million due to increased premium production in our Professional Liability, E&S Property and E&S Casualty business units, partially offset by lower premium production during 2018 in our Commercial Auto business unit,   as well as lower net investment income of $0.9 million and lower commission and fees of $0.6 million for the three months ended June 30, 2019 as compared to the same period of 2018.

Pre-tax income for the Specialty Commercial Segment of $10.4 million for the second quarter of 2019 was $1.6 million higher than the $8.8 million reported for the same period in 2018. The increase in pre-tax income was primarily the result of the increased revenue discussed above and lower operating expenses of $0.1 million during the three months ended June 30, 2019 as compared to the same period during  2018.

Our Specialty Commercial Segment reported stable losses and LAE as the combined result of (a) a $8.0 million decrease in losses and LAE in our Commercial Auto business unit due largely to lower net earned premiums, as well as $2.8 million of unfavorable prior year net loss reserve development recognized during the three months ended June 30, 2019 as compared to $5.9 million of unfavorable prior year net loss reserve development during the same period of 2018, (b) a $4.1 million increase in losses and LAE in our E&S Casualty  business unit due primarily to $2.6 million of unfavorable prior year net loss reserve development during the second quarter of 2019 as compared to $1.1 million of favorable prior year net loss reserve development during the second quarter of 2018,  (c) a $0.5 million increase in losses and LAE in our E&S Property business unit due primarily to increased net premiums earned  as well as higher current accident year loss trends, partially offset by $2.1 million of net favorable prior year loss reserve development during the second quarter of 2019 as compared to $0.3 million of unfavorable prior year net loss reserve development during the second quarter of 2018, (d) a $2.3 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by lower current accident year loss trends, and (e)  a $1.1 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year loss trends and higher net premiums earned.

Operating expenses decreased $0.1 million primarily as the result of lower production related expenses of $0.6 million due primarily to increased ceding commissions and decreased professional services of $0.3 million, partially offset by increased salary and related expenses of $0.4 million and increased occupancy and other operating expenses of $0.4 million.

The Specialty Commercial Segment reported a net loss ratio of 69.7% for the three months ended June 30, 2019 as compared to 72.9% for the same period in 2018. The gross loss ratio before reinsurance was 71.8%  for the three months ended June 30, 2019 as compared to 68.5% for the same period in 2018. The decrease in the net loss ratio was favorably impacted by the run-off of prior quota share reinsurance agreements as higher ceded losses are measured against lower ceded earned premium due to increased premium retention under our current quota share reinsurance agreement entered into during the fourth quarter of 2018 on certain casualty lines of business produced by the Specialty Commercial Segment.   The higher gross ratio was largely the result of higher gross current accident year loss trends predominately in our E&S Property and E&S Casualty business units. The Specialty Commercial Segment reported $3.3 million of unfavorable prior year net loss reserve development for the three months ended June 30, 2019 as compared to unfavorable prior year net loss reserve development of $5.8 million for the same period of 2018. During the three months ended June 30, 2019 the Specialty Commercial Segment reported $1.0 million of net catastrophe losses as compared to $0.6 million during the same period of 2018. The Specialty Commercial Segment reported a net expense ratio of 22.1% for the second quarter of 2019 as compared to 22.3% for the same period of 2018. The decrease in the expense ratio was due predominately to the impact of increased ceding commissions.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $21.8 million for the three months ended June 30, 2019, which was $0.2 million, or 1%, more than the $21.6 million reported for the same period in 2018. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.   Net premiums written were $14.7 million for the three months ended June 30, 2019 as compared to $18.9 million for the same period in 2018. The decrease in net premiums written was due to increased ceded premium under a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $17.3 million for the three months ended June 30, 2019, was $1.9 million, or 10%, less than the $19.2 million reported for the same period in 2018. This decrease in total revenue was due to lower net premiums earned of $1.8 million due primarily to the quota share reinsurance agreement entered into during the fourth quarter of 2018 and lower commission and fees of $0.1 million for the three months ended June 30, 2019 as compared to the same period of 2018.

Our Standard Commercial Segment reported pre-tax income of $2.1 million for the three months ended June 30, 2019 as compared to $2.7 million reported for the same period of 2018. This decrease in pre-tax income was the result of the decreased revenue discussed above, partially offset by lower operating expenses of $1.3 million as the result of lower production related expenses of $1.3 million due to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018 and lower salary and related expenses of $0.1 million, partially offset by higher professional services of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 65.2% for the three months ended June 30, 2019 as compared to 58.7% for the same period of 2018. The gross loss ratio before reinsurance for the three months ended June 30, 2019 was 72.6% as compared to the 60.0% reported for the same period of 2018. The increase in the gross and net loss ratios  were due primarily to higher current net accident year loss trends, partially offset by higher favorable prior year reserve development.  The net loss ratio was also partially offset by higher ceded losses during the three months ended June 30, 2019 as compared to the same period during 2018. During the three months ended June 30, 2019, the Standard Commercial Segment reported favorable net loss reserve development of $1.8 million as compared to favorable net loss reserve development of $0.5 million during the same period of 2018. The Standard Commercial Segment reported $0.7 million of net catastrophe losses during the second quarter of 2019 as compared to $1.3 million of net catastrophe losses during the same period of 2018.  The Standard Commercial Segment reported a net expense ratio of 29.0% for the second quarter of 2019 as compared to 33.2% for the same period of 2018. The decrease in the expense ratio was primarily due to the impact of increased ceding commissions in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $23.5 million for the three months ended June 30, 2019 as compared to $15.6 million for the same period in the prior year. Net premiums written for our Personal Segment were $19.6 million in the second quarter of 2019, which was an increase of $12.7 million from the $6.9 million reported for the second quarter of 2018. The increase in gross written premiums was primarily due to higher premium production in our current geographical footprint. The increase in net written premiums was due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment was $23.1 million for the second quarter of 2019 as compared to $7.9 million for the same period in 2018. The increase in revenue was due to an increase in net premiums earned of  $14.3 million,  increased finance charges of $0.7 million and increased investment income of $0.2 million during the second quarter of 2019 as compared to the same period during 2018.

Pre-tax income for the Personal Segment was $2.4 million for the three months ended June 30, 2019 as compared to pre-tax loss of $1 thousand for the same period of 2018. The pre-tax income was primarily the result of the increased revenue discussed above, partially offset by increased losses and LAE of $9.6 million and increased operating expenses of $3.2 million for the three months ended June 30, 2019 as compared to the same period during 2018.

The Personal Segment reported a net loss ratio of 68.2% for the three months ended June 30, 2019 as compared to 71.4% for the same period of 2018. The gross loss ratio before reinsurance was 75.9% for the three months ended June 30, 2019 as compared to 69.2% for the same period in 2018. The lower net loss ratio for the three months ended June 30, 2019 was favorably impacted by the run-off of prior quota share reinsurance agreements as higher ceded losses are measured against lower ceded earned premium due to increased premium retention under our current quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Personal Segment. The higher gross loss ratio was primarily the result of higher current accident year loss trends. The Personal Segment reported favorable prior year net loss reserve development of $29 thousand during the three months ended June 30, 2019 as compared to favorable net loss reserve development of $0.4 million reported during the same period of 2018. The Personal Segment reported a net expense ratio of 23.3% for the second quarter of 2019 as compared to 33.7% for the same period of 2018. The decrease in the expense ratio was due predominately to higher net premiums earned and higher finance charges, partially offset by higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate

Total revenue for Corporate increased by $8.0 million for the three months ended June 30, 2019 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $6.8 million during the second quarter of 2019 as compared to investment gains of $0.5 million reported for the same period of 2018, as well as higher net investment income of $1.7 million for the three months ended June 30, 2019 as compared to the same period during 2018.

Corporate pre-tax income was $1.6 million for the three months ended June 30, 2019 as compared to a pre-tax loss of $5.1 million for the same period of 2018. The pre-tax income was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $1.2 million due primarily as a result of increased salary and related expense and higher interest expense of $0.1 million.

Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018

The following is additional business segment information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross premiums written	$307,339	$250,892	$47,363	$44,371	$50,850	$31,461	$—	$—	$405,552	$326,724
Ceded premiums written	(140,731)	(122,741)	(15,273)	(5,200)	(8,302)	(17,504)	—	—	(164,306)	(145,445)
Net premiums written	166,608	128,151	32,090	39,171	42,548	13,957	—	—	241,246	181,279
Change in unearned premiums	(33,066)	5,868	1,560	(3,199)	(4,211)	(1,023)	—	—	(35,717)	1,646
Net premiums earned	133,542	134,019	33,650	35,972	38,337	12,934	—	—	205,529	182,925

Total revenues	141,559	145,205	35,683	38,122	42,599	15,536	19,183	(7,397)	239,024	191,466

Losses and loss adjustment expenses	94,323	95,895	22,264	22,301	26,726	9,127	—	—	143,313	127,323

Pre-tax income (loss)	18,395	18,528	3,564	3,975	4,014	(23)	9,429	(15,299)	35,402	7,181

Net loss ratio (1)	70.6%	71.6%	66.2%	62.0%	69.7%	70.6%			69.7%	69.6%
Net expense ratio (1)	22.2%	23.0%	29.7%	33.2%	22.8%	34.6%			25.7%	27.5%
Net combined ratio (1)	92.8%	94.6%	95.9%	95.2%	92.5%	105.2%			95.4%	97.1%

Net Favorable (Unfavorable) Prior Year Development	(5,203)	(6,861)	3,583	1,560	216	848			(1,404)	(4,453)
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

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $307.3  million for the six months ended June 30, 2019, which was $56.4 million, or 22%, more than the $250.9 million reported for the same period of 2018. Net premiums written were $166.6 million for the six months ended June 30, 2019 as compared to $128.2 million for the same period of 2018. The increase in gross and net premiums written was primarily the result of increased premium production reflected in our Professional Liability, E&S Property and E&S Casualty business units,  partially offset by a decline in gross premium production in our Commercial Auto business unit.

The $141.6 million of total revenue for the six months ended June 30, 2019 was $3.6 million less than the $145.2 million reported by the Specialty Commercial Segment for the same period in 2018. This decrease in revenue was primarily due to lower net premiums earned of $0.5 million due to lower premium production during 2018 and the related impact in 2019 to net earned premium in our Commercial Auto business unit, partially offset by increased net premiums earned in our Professional Liability, E&S Property and E&S Casualty business units.  Further contributing to the decrease in revenue was lower net investment income of $2.1 million and lower commission and fees of $1.0 million for the six months ended June 30, 2019 as compared to the same period of 2018.

Pre-tax income for the Specialty Commercial Segment of $18.4 million for the six months ended June 30, 2019 was $0.1 million lower than the $18.5 million reported for the same period in 2018. The decrease in pre-tax income was primarily the result of the decreased revenue discussed above, partially offset by lower losses and LAE of $1.6 million and lower operating expenses of $1.9 million during the six months ended June 30, 2019 as compared to the same period during  2018.

Our Specialty Commercial Segment reported a $1.6 million decrease in losses and LAE which consisted of (a) a $18.0 million decrease in losses and LAE in our Commercial Auto Business unit due largely to lower net earned premiums, as well as $2.5 million of unfavorable prior year net loss reserve development recognized during the six months ended June 30, 2019 as compared to $9.5 million of unfavorable prior year net loss reserve development during the same period of 2018, (b) a $8.3 million increase in losses and LAE in our E&S Casualty business unit due primarily to $3.6 million of unfavorable prior year net loss reserve development during the six months ended June 30, 2019 as compared to $4.7 million of favorable prior year net loss reserve development during the same period of 2018,  (c) a $4.1 million increase in losses and LAE in our E&S Property business unit due to increased net premiums earned as well as higher current accident year loss trends, partially offset by $1.1 million of net favorable prior year loss reserve development during the six months ended June 30, 2019 as compared to $0.6 million of unfavorable prior year net loss reserve development during the same period of 2018, (d) a $3.9 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by lower current accident year loss trends, and (e)  a $0.1 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher net premiums earned.

Operating expenses decreased $1.9 million primarily as the result of lower production related expenses of $3.4 million due primarily to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018, partially offset by increased salary and related expenses of $1.0 million and increased occupancy and other operating expenses of $0.5 million.

The Specialty Commercial Segment reported a net loss ratio of 70.6% for the six months ended June 30, 2019 as compared to 71.6% for the same period in 2018. The gross loss ratio before reinsurance was 71.3% for the six months ended June 30, 2019 as compared to 71.8% for the same period in 2018.    The lower gross and net loss ratios  were largely the result of lower gross current accident year loss trends, as well as lower unfavorable prior year loss reserve development.   During the six months ended June 30, 2019 the Specialty Commercial Segment reported $2.5 million of net catastrophe losses as compared to $0.6 million during the same period of 2018. The Specialty Commercial Segment reported $5.2 million of unfavorable prior year net loss reserve development for the six months ended June 30, 2019 as compared to unfavorable prior year net loss reserve development of $6.9 million for the same period of 2018. The Specialty Commercial Segment reported a net expense ratio of 22.2% for the six months ended June 30, 2019 as compared to 23.0% for the same period of 2018. The decrease in the expense ratio was due predominately to the impact of increased ceding commissions.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $47.4 million for the six months ended June 30, 2019, which was $3.0 million, or 7%, more than the $44.4 million reported for the same period in 2018. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.   Net premiums written were $32.1 million for the six months ended June 30, 2019 as compared to $39.2 million for the same period in 2018. The decrease in net premiums written was due to increased ceded premium under a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $35.7 million for the six months ended June 30, 2019, was $2.4 million, or 6%, less than the $38.1 million reported for the same period in 2018. This decrease in total revenue was due to lower net premiums earned of $2.3 million due primarily to the quota share reinsurance agreement entered into during the fourth quarter of 2018 and lower commission and fees of $0.1 million during the six months ended June 30, 2019 as compared to the same period during 2018.

Our Standard Commercial Segment reported pre-tax income of $3.6 million for the six months ended June 30, 2019 as compared to $4.0 million reported for the same period of 2018. The decrease in pre-tax income was the result of decreased revenue discussed above, partially offset by lower operating expenses of $2.0 million largely as the result of lower production related expenses of $2.4 million due to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018 and lower other general expenses of $0.1 million, partially offset by higher salary and related expenses of $0.3 million and higher professional service fees of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 66.2% for the six months ended June 30, 2019 as compared to 62.0% for the same period of 2018. The gross loss ratio before reinsurance for the six months ended June 30, 2019 was 70.3% as compared to the 65.1% reported for the same period of 2018. The increase in the gross and net loss ratios was due to higher current net accident year loss trends, partially offset by higher net favorable prior year reserve development. During the six months ended June 30, 2019, the Standard Commercial Segment reported favorable net loss reserve development of $3.6 million as compared to favorable net loss reserve development of $1.6 million during the same period of 2018. The Standard Commercial Segment reported $1.1 million of net catastrophe losses during the second quarter of 2019 as compared to $2.3 million of net catastrophe losses during the same period of 2018.  The Standard Commercial Segment reported a net expense ratio of 29.7% for the six months ended June 30, 2019 as compared to 33.2% for the same period of 2018. The decrease in the expense ratio was primarily due to the impact of increased ceding commissions in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $50.9 million for the six months ended June 30, 2019 as compared to $31.5 million for the same period in the prior year. Net premiums written for our Personal Segment were $42.5 million for the six months ended June 30, 2019, which was an increase of $28.5 million from the $14.0 million reported for the same period in 2018. The increase in gross written premiums was primarily due to higher premium production in our current geographical footprint. The increase in net written premiums was due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment was $42.6 million for the six months ended June 30, 2019 as compared to $15.5 million for the same period in 2018. The increase in revenue was due to an increase in net premiums earned of  $25.4 million, increased finance charges of  $1.4 million and increased investment income of $0.3 million during the six months ended June 30, 2019 as compared to the same period during 2018.

Pre-tax income for the Personal Segment was $4.0 million for the six months ended June 30, 2019 as compared to pre-tax loss of $23 thousand for the same period of 2018. The pre-tax income was primarily the result of the increased revenue discussed above, partially offset by increased losses and LAE of $17.6 million and increased operating expenses of $5.5 million for the six months ended June 30, 2019 as compared to the same period during 2018.

The Personal Segment reported a net loss ratio of 69.7%  for the six months ended June 30, 2019 as compared to 70.6% for the same period of 2018. The gross loss ratio before reinsurance was 73.4% for the six months ended June 30, 2019 as compared to 69.0% for the same period in 2018. The lower net loss ratio for the six months ended June 30, 2019 was favorably impacted by the run-off of prior quota share reinsurance agreements as higher ceded losses are measured against lower ceded earned premium due to increased premium retention under our current quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Personal Segment. The higher gross loss ratio was primarily the result of lower favorable prior year loss reserve development   during the six months ended June 30, 2019 as compared to the same period of 2018. The Personal Segment reported favorable net loss reserve development of $0.2 million for the six months ended June 30, 2019 as compared to favorable net loss reserve development of $0.8 million during the same period of 2018. The Personal Segment reported a net expense ratio of 22.8% for the six months ended June 30, 2019 as compared to 34.6% for the same period of 2018. The decrease in the expense ratio was due predominately to higher net premiums earned and higher finance charges, partially offset by higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate

Total revenue for Corporate increased by $26.6 million for the six months ended June 30, 2019 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $18.8 million during the six months ended June 30, 2019 as compared to investment losses of $4.3 million reported for the same period of 2018, as well as higher net investment income of $3.5 million for the six months ended June 30, 2019 as compared to the same period during 2018.

Corporate pre-tax income was $9.4 million for the six months ended June 30, 2019 as compared to a pre-tax loss of $15.3 million for the same period of 2018. The pre-tax income was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $1.6 million due primarily as a result of increased salary and related expenses and higher interest expense of $0.3 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2019, we had $21.6 million in unrestricted cash and cash equivalents, as well as $0.9 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $46.1 million of unrestricted cash and cash equivalents, as well as $532.2 million in debt securities with an average modified duration of 1.6 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12‑month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s  statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2019, the aggregate ordinary dividend capacity of these subsidiaries is $33.9 million, of which $22.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2019 and 2018, our insurance company subsidiaries paid $10.0 million and $3.6 million in dividends to Hallmark, respectively.

Comparison of June 30, 2019 to December 31, 2018

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2019 were $697.4 million compared to $663.5 million at December 31, 2018. The primary reasons for this increase in unrestricted cash and investments were cash provided by operations, increases in investment fair values and proceeds from the exercise of employee stock options, partially offset by purchases of fixed assets and repurchases of our common stock.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

During the six months ended June 30, 2019, our cash flow provided by operations was $6.7 million compared to cash flow used by operations of $9.9 million during the same period the prior year. The  cash flow provided by operations during the first half of 2019 was driven by an increase in collected net premiums,  higher collected investment income and higher collected finance charges. These increases in operating cash flow were partially offset by increased paid operating expense, increased federal income taxes paid and higher paid claims during the six months ended June 30, 2019 as compared to the same period the prior year.

Net cash provided by investing activities during the first six months of 2019 was $23.9 million as compared to net cash provided by investing activities of $26.1 million during the first six months of 2018. The $2.2 million decline in net cash provided by investing activities during the first six months of 2019 as compared to the prior year was comprised of a $1.2 million decrease in maturities, sales and redemptions of investment securities and a $1.3 million increase in purchases of fixed assets, partially offset by a $0.3 million decrease in purchases of debt and equity securities.

Cash provided by financing activities during the first six months of 2019 was $0.1 million primarily as a result of proceeds from the exercise of employee stock options of $1.5  million, partially offset by $1.4 million in repurchases of our common stock. Cash used in financing activities during the first six months of 2018 was $1.2 million primarily as a result of repurchases of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended to date, provides a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bears interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We pay an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  All principal and accrued interest on Facility A becomes due and payable on June 30, 2020. As of June  30, 2019, we had no outstanding borrowings under Facility A.

The Second Restated Credit Agreement with Frost also provides a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A.  We may use Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC. We may borrow, repay and reborrow under Facility B until December 17, 2019, at which time all amounts outstanding under Facility B are converted to a term loan. Through December 17, 2019, we pay Frost a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B. Facility B bears interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election. Until December 17, 2019, interest only on amounts from time to time outstanding under Facility B are payable quarterly. Any amounts outstanding on Facility B as of December 17, 2019 are converted to a term loan payable in quarterly installments over five years based on a seven year amortization of principal plus accrued interest. All remaining principal and accrued interest on Facility B become due and payable on December 17, 2024. As of June 30, 2019, we had $30.0 million outstanding under Facility B.

The obligations under both Facility A and Facility B are secured by a security interest in the capital stock of AHIC and HIC.  Both Facility A and Facility B contain covenants that, among other things, require us to maintain certain financial and operating ratios and restrict certain distributions, transactions and organizational changes. We are in compliance with all of these covenants.

Subordinated Debt Securities

On June 21, 2005, we entered into a trust preferred securities transaction pursuant to which we issued $30.9 million aggregate principal amount of subordinated debt securities due in 2035.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust I (“Trust I”).  Trust I issued $30.0 million of preferred securities to investors and $0.9 million of common securities to us.  Trust I used the proceeds from these issuances to purchase the subordinated debt securities.  The initial interest rate on our Trust I subordinated debt securities was 7.725% until June 15, 2015, after which interest adjusts quarterly to the three-month LIBOR rate plus 3.25 percentage points.  Trust I pays dividends on its preferred securities at the same rate.  Under the terms of our Trust I subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2019, the principal balance of our Trust I subordinated debt was $30.9 million and the interest rate was 5.66% per annum.

On August 23, 2007, we entered into a trust preferred securities transaction pursuant to which we issued $25.8 million aggregate principal amount of subordinated debt securities due in 2037.  To effect the transaction, we formed a Delaware statutory trust, Hallmark Statutory Trust II (“Trust II”).  Trust II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to us.  Trust II used the proceeds from these issuances to purchase the subordinated debt securities. The initial interest rate on our Trust II subordinated debt securities was 8.28% until September 15, 2017, after which interest adjusts quarterly to the three-month LIBOR rate plus 2.90 percentage points.  Trust II pays dividends on its preferred securities at the same rate.  Under the terms of our Trust II subordinated debt securities, we pay interest only each quarter and the principal of the note at maturity.  The subordinated debt securities are uncollaterized and do not require maintenance of minimum financial covenants. As of June 30, 2019, the principal balance of our Trust II subordinated debt was $25.8 million and the interest rate was 5.31% per annum.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares.  The Stock Repurchase Plan does not have an expiration date.  We did not repurchase any shares of our common stock during the three months ended June 30, 2019.

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 9, 2019	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: August 9, 2019	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President