Form 10-Q
period 2019-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2019-11-07
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share –18,123,093 shares outstanding as of November 7, 2019.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $564,602 in 2019 and $550,268 in 2018)	$568,831	$545,870
Equity securities (cost; $68,737 in 2019 and $68,709 in 2018)	92,099	80,896
Other investments (cost; $3,763 in 2019 and $3,763 in 2018)	3,009	1,148
Total investments	663,939	627,914
Cash and cash equivalents	64,045	35,594
Restricted cash	1,697	4,877
Ceded unearned premiums	164,046	133,031
Premiums receivable	140,580	119,778
Accounts receivable	1,646	1,619
Receivable for securities	6,351	3,369
Reinsurance recoverable	313,552	252,029
Deferred policy acquisition costs	21,904	14,291
Goodwill	44,695	44,695
Intangible assets, net	5,706	7,555
Deferred federal income taxes, net	556	4,983
Prepaid expenses	1,551	2,588
Other assets	33,266	12,571
Total assets	$1,463,534	$1,264,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $966 in 2019)	$49,034	$—
Revolving credit facility payable	—	30,000
Subordinated debt securities (less unamortized debt issuance cost of $859 in 2019 and $898 in 2018)	55,843	55,804
Reserves for unpaid losses and loss adjustment expenses	565,296	527,247
Unearned premiums	380,066	298,061
Reinsurance balances payable	61,799	67,328
Pension liability	1,410	2,018
Payable for securities	1,952	698
Federal income tax payable	680	4
Accounts payable and other accrued expenses	51,021	28,202
Total liabilities	1,167,101	1,009,362
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2019 and 2018	3,757	3,757
Additional paid-in capital	123,095	123,168
Retained earnings	194,536	161,195
Accumulated other comprehensive income (loss)	246	(6,660)
Treasury stock (2,749,738 shares in 2019 and 2,846,131 in 2018), at cost	(25,201)	(25,928)
Total stockholders’ equity	296,433	255,532
Total liabilities and stockholders’ equity	$1,463,534	$1,264,894

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross premiums written	$224,178	$169,112	$629,730	$495,836
Ceded premiums written	(96,405)	(81,100)	(260,711)	(226,545)
Net premiums written	127,773	88,012	369,019	269,291
Change in unearned premiums	(15,274)	850	(50,991)	2,496
Net premiums earned	112,499	88,862	318,028	271,787

Investment income, net of expenses	5,050	4,860	15,573	13,706
Investment (losses) gains, net	(1,342)	6,980	17,412	2,678
Finance charges	1,778	1,347	5,309	3,548
Commission and fees	287	869	944	2,604
Other income	13	28	43	89

Total revenues	118,285	102,946	357,309	294,412

Losses and loss adjustment expenses	78,548	64,245	221,861	191,568
Operating expenses	31,074	24,829	87,656	78,402
Interest expense	1,386	1,180	3,879	3,335
Amortization of intangible assets	617	617	1,851	1,851

Total expenses	111,625	90,871	315,247	275,156

Income before tax	6,660	12,075	42,062	19,256
Income tax expense	1,373	2,390	8,721	3,834
Net income	5,287	9,685	33,341	15,422

Net income per share:
Basic	$0.29	$0.54	$1.84	$0.85
Diluted	$0.29	$0.53	$1.82	$0.85

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,287	$9,685	$33,341	$15,422
Other comprehensive income:
Change in net actuarial gain	36	27	108	80
Tax effect on change in net actuarial gain	(8)	(6)	(23)	(17)
Unrealized holding gains arising during the period	1,777	342	13,010	1,909
Tax effect on unrealized holding gains arising during the period	(373)	(72)	(2,732)	(401)
Reclassification adjustment for (gains) losses included in net income	(175)	166	(4,376)	159
Tax effect on reclassification adjustment for gains (losses) included in net income	36	(35)	919	(33)
Other comprehensive income, net of tax	1,293	422	6,906	1,697
Comprehensive income	$6,580	$10,107	$40,247	$17,119

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,778	123,017	123,168	123,180
Equity based compensation	317	36	514	37
Shares issued under employee benefit plans	—	—	(587)	(164)
Balance, end of period	123,095	123,053	123,095	123,053

Retained Earnings
Balance, beginning of period	189,249	156,585	161,195	136,474
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	—	—	16,993
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	—	—	(2,619)
Net income	5,287	9,685	33,341	15,422
Balance, end of period	194,536	166,270	194,536	166,270

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(1,047)	(865)	(6,660)	12,234
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	—	—	(16,993)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	—	—	2,619
Additional minimum pension liability, net of tax	28	21	85	63
Unrealized holding gains arising during period, net of tax	1,404	270	10,278	1,508
Reclassification adjustment for (gains) losses included in net income, net of tax	(139)	131	(3,457)	126
Balance, end of period	246	(443)	246	(443)

Treasury Stock
Balance, beginning of period	(25,201)	(25,585)	(25,928)	(24,527)
Acquisition of treasury stock	—	—	(1,380)	(1,464)
Shares issued under employee benefit plans	—	—	2,107	406
Balance, end of period	(25,201)	(25,585)	(25,201)	(25,585)

Total Stockholders' Equity	$296,433	$267,052	$296,433	$267,052

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$33,341	$15,422

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	4,001	3,801
Deferred federal income taxes	2,596	445
Investment gains, net	(17,412)	(2,678)
Share-based payments expense	514	37
Change in ceded unearned premiums	(31,015)	(23,244)
Change in premiums receivable	(20,802)	(6,993)
Change in accounts receivable	(27)	49
Change in deferred policy acquisition costs	(7,613)	2,852
Change in unpaid losses and loss adjustment expenses	38,049	3,716
Change in unearned premiums	82,005	20,747
Change in reinsurance recoverable	(61,523)	(43,004)
Change in reinsurance balances payable	(5,529)	3,343
Change in current federal income tax payable	676	7,676
Change in all other liabilities	677	(4,429)
Change in all other assets	4,962	3,277
Net cash provided by (used in) operating activities	22,900	(18,983)
Cash flows from investing activities:
Purchases of property and equipment	(3,688)	(1,530)
Purchases of investment securities	(184,689)	(160,147)
Maturities, sales and redemptions of investment securities	171,587	177,693
Net cash (used in) provided by investing activities	(16,790)	16,016
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,520	242
Payment of revolving credit facility	(30,000)	—
Payment of debt issuance costs	(979)	—
Proceeds from senior unsecured note offering	50,000	—
Purchase of treasury shares	(1,380)	(1,464)
Net cash provided by (used in) financing activities	19,161	(1,222)
Increase (decrease) in cash and cash equivalents and restricted cash	25,271	(4,189)
Cash and cash equivalents and restricted cash at beginning of period	40,471	67,633
Cash and cash equivalents and restricted cash at end of period	$65,742	$63,444

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us,” “our,” or the “Company”) is an insurance holding company that offers commercial and personal insurance that serves businesses and individuals in specialty and niche markets.  We focus on marketing, distributing, underwriting and servicing property and casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our six insurance company subsidiaries as well as unaffiliated insurers. We pursue our business activities primarily through subsidiaries whose operations are organized into product-specific business units that are supported by our insurance company subsidiaries. Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability and E&S package insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products and services were previously reported as the Contract Binding and Specialty Commercial operating units. Our Commercial Accounts business unit (f/k/a Standard Commercial P&C operating unit) offers package and monoline property/casualty and occupational accident insurance products. Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company.

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

The interim financial data as of September 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carry value of $49.0 million and a fair value of $49.1 million as of September 30, 2019.  The fair value is based on discounted cash flows using a discount rate derived from LIBOR spot rates plus a market spread resulting in discount rates ranging between 6.2% to 6.8% for each future payment date.  Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities have a carried value of $55.8 million and a fair value of $39.7 million as of September 30, 2019. The fair value of our trust preferred securities is based on discounted cash flows using a current yield to maturity of 8.0%, which is based on similar issues to discount future cash flows. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Adoption of New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance was effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $2.6 million as of January 1, 2018 and an increase in AOCI by the same amount.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of September 30, 2019, $16.6 million of right-of-use assets and $17.5 million of lease liabilities for operating leases were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

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

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016‑13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016‑13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years.    ASU 2016‑13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures, but do not anticipate that any potential impact would be material.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,345	$-	$48,345
Corporate bonds	—	283,678	444	284,122
Collateralized corporate bank loans	—	121,317	-	121,317
Municipal bonds	—	106,311	-	106,311
Mortgage-backed	—	8,736	-	8,736
Total debt securities	—	568,387	444	568,831
Total equity securities	92,099	—	—	92,099
Total other investments	3,009	—	—	3,009
Total investments	$95,108	$568,387	$444	$663,939

	As of December 31, 2018
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,106	$—	$48,106
Corporate bonds	—	241,861	291	242,152
Collateralized corporate bank loans	—	126,528	—	126,528
Municipal bonds	—	115,527	—	115,527
Mortgage-backed	—	13,557	—	13,557
Total debt securities	—	545,579	291	545,870
Total equity securities	80,896	—	—	80,896
Total other investments	1,148	—	—	1,148
Total investments	$82,044	$545,579	$291	$627,914

Due to significant unobservable inputs into the valuation model for one corporate bond as of September 30, 2019 and December 31, 2018, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019 and 2018 (in thousands):

Beginning balance as of January 1, 2019	$291
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	—
Net gain included in other comprehensive income	153
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2019	$444

Beginning balance as of January 1, 2018	$3,757
Sales	(2,925)
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	—
Net gains included in other comprehensive income	114
Transfers into Level 3	—
Transfers out of Level 3	(621)
Ending balance as of September 30, 2018	$325

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of September 30, 2019
U.S. Treasury securities and obligations of U.S. Government	$48,246	$121	$(22)	$48,345
Corporate bonds	281,228	3,068	(174)	284,122
Collateralized corporate bank loans	121,741	363	(787)	121,317
Municipal bonds	104,540	1,826	(55)	106,311
Mortgage-backed	8,847	38	(149)	8,736
Total debt securities	564,602	5,416	(1,187)	568,831
Total equity securities	68,737	30,124	(6,762)	92,099
Total other investments	3,763	—	(754)	3,009
Total investments	$637,102	$35,540	$(8,703)	$663,939

As of December 31, 2018
U.S. Treasury securities and obligations of U.S. Government	$48,609	$5	$(508)	$48,106
Corporate bonds	243,314	440	(1,602)	242,152
Collateralized corporate bank loans	131,779	19	(5,270)	126,528
Municipal bonds	112,574	3,791	(838)	115,527
Mortgage-backed	13,992	11	(446)	13,557
Total debt securities	550,268	4,266	(8,664)	545,870
Total equity securities	68,709	20,693	(8,506)	80,896
Total other investments	3,763	—	(2,615)	1,148
Total investments	$622,740	$24,959	$(19,785)	$627,914

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—
Corporate bonds	154	(44)	171	(66)
Collateralized corporate bank loans	(103)	23	(65)	70
Municipal bonds	124	(145)	4,271	(164)
Mortgage-backed	—	—	(1)	1
Equity securities	—	—	—	359
Gain (loss) on investments	175	(166)	4,376	200
Unrealized (losses) gains on equity securities	(1,941)	7,121	11,175	3,217
Unrealized (losses) gains on other investments	424	25	1,861	(739)
Investment (losses) gains, net	$(1,342)	$6,980	$17,412	$2,678

We realized gross gains on investments of $0.5 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively and $4.9 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. We realized gross losses on investments of $0.3 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. We recorded proceeds from the sale of investment securities of $6.0 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and $13.0 million and $14.6 million for the nine months ended September 30, 2019 or 2018, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$23,142	$(22)	$23,142	$(22)
Corporate bonds	29,172	(142)	13,305	(32)	42,477	(174)
Collateralized corporate bank loans	33,961	(636)	4,782	(151)	38,743	(787)
Municipal bonds	6,537	(48)	1,036	(7)	7,573	(55)
Mortgage-backed	1,384	(65)	599	(84)	1,983	(149)
Total debt securities	71,054	(891)	42,864	(296)	113,918	(1,187)
Total equity securities	9,538	(4,275)	2,391	(2,487)	11,929	(6,762)
Total other investments	—	—	3,009	(754)	3,009	(754)
Total investments	$80,592	$(5,166)	$48,264	$(3,537)	$128,856	$(8,703)

	As of December 31, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$18,902	$(181)	$28,201	$(327)	$47,103	$(508)
Corporate bonds	117,450	(907)	100,060	(695)	217,510	(1,602)
Collateralized corporate bank loans	120,410	(4,938)	4,931	(332)	125,341	(5,270)
Municipal bonds	14,281	(96)	25,891	(742)	40,172	(838)
Mortgage-backed	6,592	(60)	5,986	(386)	12,578	(446)
Total debt securities	277,635	(6,182)	165,069	(2,482)	442,704	(8,664)
Total equity securities	30,981	(3,699)	4,475	(4,807)	35,456	(8,506)
Total other investments	1,148	(2,615)	—	—	1,148	(2,615)
Total investments	$309,764	$(12,496)	$169,544	$(7,289)	$479,308	$(19,785)

We had a total of 81 debt securities with an unrealized loss, of which 58 were in an unrealized loss position for less than one year and 23 were in an unrealized loss position for a period of one year or greater, as of September 30, 2019.  We had a total of 328 debt securities with an unrealized loss, of which 221 were in an unrealized loss position for less than one year and 107 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018.  We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. We see no other indications that the decline in values of these securities is other-than-temporary.

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

Details regarding the carrying value of the other investments portfolio as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Investment Type
Equity warrant	$3,009	$1,148
Total other investments	$3,009	$1,148

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at September 30, 2019 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$121,593	$121,977
Due after one year through five years	309,542	312,076
Due after five years through ten years	94,338	94,489
Due after ten years	30,282	31,553
Mortgage-backed	8,847	8,736
	$564,602	$568,831

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $28.4 million and $29.5 million at September 30, 2019 and December 31, 2018, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	September 30,	September 30,
	2019	2018
Balance at January 1	$527,247	527,100
Less reinsurance recoverable	221,716	154,612
Net balance at January 1	305,531	372,488

Incurred related to:
Current year	214,080	185,506
Prior years	7,781	6,062
Total incurred	221,861	191,568

Paid related to:
Current year	75,834	56,687
Prior years	146,929	184,337
Total paid	222,763	241,024

Net balance at September 30	304,629	323,032
Plus reinsurance recoverable	260,667	207,784
Balance at September 30	$565,296	$530,816

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	September 30,
	2019	2018
Specialty Commercial Segment	$11,232	$15,730
Standard Commercial Segment	(3,508)	(8,829)
Personal Segment	57	(839)
Corporate	—	—
Total unfavorable net prior year development	$7,781	$6,062

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2019 and 2018:

Nine months ended September 30, 2019:

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

•

Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2018, 2017, 2014 and 2012 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the general liability line of business in the 2016 and 2015 accident years. Our Commercial Accounts business unit experienced net favorable development in the 2017 and 2015 accident years in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and 2012 and prior accident years, partially offset by unfavorable net development in the 2014 and 2013 prior accident years.

•

Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2016, 2014, 2012 and prior accident years, partially offset by favorable development in the 2017, 2015 and 2013 accident years.

Nine months ended September 30, 2018:

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

•

Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2016 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2017 accident year and net unfavorable development in the 2017 and prior accident years in the occupational accident line of business. The run-off from our former Workers’ Compensation operating unit experienced net favorable development in the 2016 and prior accident years.

•

Personal Segment. Net favorable development in our Specialty Personal Lines business unit was mostly attributable to the 2013 through 2017 accident years, partially offset by unfavorable development in the 2012 and prior accident years.

7. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of September 30, 2019, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of September 30, 2019, restricted stock units representing the right to receive up to 530,236 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of September 30, 2019.

Stock Options:

Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant. One grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and terminated ten years from the date of grant.

A summary of the status of our stock options as of September 30, 2019 and changes during the nine months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2019	244,157	$6.63
Granted	—	—
Exercised	(230,000)	$6.61
Forfeited or expired	—	$—
Outstanding at September 30, 2019	14,157	$6.99	2.3	$172
Exercisable at September 30, 2019	14,157	$6.99	2.3	$172

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Intrinsic value of options exercised	$—	$—	$845	$122
Cost of share-based payments (non-cash)	$—	$—	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—	$—	$—

As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2019 or 2018.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2015, 2016, 2017, 2018 and 2019 was $11.10,  $11.41,  $10.20,  $10.87 and $18.10 per unit, respectively.  We incurred compensation expense of $317 thousand and $514 thousand related to restricted stock units during the three months and nine months ended September 30, 2019, respectively.  We incurred compensation expense of $36 thousand and $37 thousand related to restricted stock units during the three and nine months ended September 30, 2018, respectively.  We recorded income tax benefit of $67 thousand and $108 thousand related to restricted stock units during the three months and nine months ended September 30, 2019, respectively.  We recorded income tax benefit of $8 thousand related to restricted stock units during both the three months and nine months ended September 30, 2018, respectively.

The following table details the status of our restricted stock units as of and for the nine months ended September 30, 2019 and 2018:

	Number of Restricted Stock Units
	2019	2018
Nonvested at January 1	338,897	385,779
Granted	97,804	144,059
Vested	—	(8,198)
Forfeited	(83,210)	(182,743)
Nonvested at September 30	353,491	338,897

As of September 30, 2019, there was $2.9 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $2.7 million of compensation cost related to unvested restricted stock units, of which $0.3 million is expected to be recognized during the remainder of 2019, $1.4 million is expected to be recognized in 2020, $0.8 million is expected to be recognized in 2021 and $0.2 million is expected to be recognized in 2022.

8. Segment Information

The following is business segment information for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Revenues
Specialty Commercial Segment	$81,341	$68,302	$222,900	$213,507
Standard Commercial Segment	16,344	19,857	52,027	57,979
Personal Segment	22,943	9,355	65,542	24,891
Corporate	(2,343)	5,432	16,840	(1,965)
Consolidated	$118,285	$102,946	$357,309	$294,412

Pre-tax income (loss)
Specialty Commercial Segment	$14,766	$2,452	$33,161	$20,980
Standard Commercial Segment	62	7,264	3,626	11,239
Personal Segment	(740)	684	3,274	661
Corporate	(7,428)	1,675	2,001	(13,624)
Consolidated	$6,660	$12,075	$42,062	$19,256

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
Assets:	2019	2018
Specialty Commercial Segment	$1,055,106	$858,262
Standard Commercial Segment	192,285	158,881
Personal Segment	170,715	226,431
Corporate	45,428	21,320
Consolidated	$1,463,534	$1,264,894

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2019 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Ceded earned premiums	$83,242	$73,038	$229,697	$203,302
Reinsurance recoveries	$50,564	$48,962	$158,128	$142,389

10. Revolving Credit Facility

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended, provided a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bore interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We paid an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  On August 19, 2019, we terminated Facility A.

The Second Restated Credit Agreement with Frost also provided a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We used Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC.  We paid a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B.  Facility B bore interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election.  On August 19, 2019, we repaid the $30 million principal balance and accrued interest on Facility B.  Upon such repayment, we terminated Facility B.

11. Subordinated Debt Securities

We issued trust preferred securities through Hallmark Trust I and Hallmark Trust II.  These Delaware statutory trusts are sponsored and wholly-owned by Hallmark and each was created solely for the purpose of issuing the trust preferred securities.  Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2019	5.37%	5.02%

12. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. As of September 30, 2019, Hallmark was in compliance with all of these covenants.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Deferred	$8,247	$11,001	$(39,300)	$27,672
Amortized	(9,843)	(11,909)	31,687	(30,524)
Net	$(1,596)	$(908)	$(7,613)	$(2,852)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Weighted average shares - basic	18,123	18,059	18,101	18,097
Effect of dilutive securities	172	108	182	106
Weighted average shares - assuming dilution	18,295	18,167	18,283	18,203

For the nine months ended September 30, 2018, 43,004 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$113	$106	$340	$318
Amortization of net loss	36	26	108	79
Expected return on plan assets	(149)	(173)	(448)	(520)
Net periodic pension cost	$—	$(41)	$—	$(123)
Contributed amount	$500	$—	$500	$—

Refer to Note 14 to the consolidated financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2018 for more discussion of our retirement plans.

16.  Income Taxes

Our effective income tax rate for the nine months ended September 30, 2019 and 2018 was 20.7% and 19.9%, respectively. The effective tax rates for 2019 and 2018 varied from the statutory tax rates primarily due to tax exempt interest income.

17.  Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of September 30,
	2019	2018

Cash and cash equivalents	$64,045	$59,925
Restricted cash	1,697	3,519
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,742	$63,444

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

Interest paid	$3,911	$3,325

Income taxes paid (recovered)	$5,449	$(4,287)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$6,351	$3,253

Payable for securities related to investment purchases	$1,952	$7,699

18. Commitments and Contingencies

We are engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we are a party are routine in nature and incidental to our business.

19. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2019 and 2018 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2017	$(2,310)	$14,544	$12,234
Other comprehensive income:
Change in net actuarial gain	80	—	80
Tax effect on change in net actuarial gain	(17)	—	(17)
Unrealized holding gains arising during the period	—	1,909	1,909
Tax effect on unrealized gains arising during the period	—	(401)	(401)
Reclassification adjustment for realized (gains) losses included in investment gains and losses	—	159	159
Tax effect on reclassification adjustment for gains (losses) included in income tax expense	—	(33)	(33)
Other comprehensive income, net of tax	63	1,634	1,697
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(16,993)	(16,993)

Balance at September 30, 2018	$(2,816)	$2,373	$(443)

Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial gain	108	—	108
Tax effect on change in net actuarial gain	(23)	—	(23)
Unrealized holding gains arising during the period	—	13,010	13,010
Tax effect on unrealized gains arising during the period	—	(2,732)	(2,732)
Reclassification adjustment for (gains) losses included in net realized gains	—	(4,376)	(4,376)
Tax effect on reclassification adjustment for gains (losses) included in income tax expense	—	919	919
Other comprehensive income, net of tax	85	6,821	6,906
Balance at September 30, 2019	$(3,249)	$3,495	$246

20. Leases

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2019 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019

Operating lease cost	$790	$2,146

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$392	$1,495

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

We incurred $8 thousand and $24 thousand in short-term lease payments not included in our lease liability during the three and nine months ended September 30, 2019.

The components of lease expense and other lease information as of and during the nine month period ended September 30, 2019 are as follows (in thousands):

September 30,
2019

Operating lease right-of-use assets	$16,578

Operating lease liabilities	$17,485

Weighted-average remaining lease term - operating leases	10.7

Weighted-average discount rate - operating leases	5.88%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30,		December 31,
	2019		2018

2019	$394		$1,889
2020	2,473		2,473
2021	2,172		2,172
2022	2,171		2,171
2023	1,885		1,885
Thereafter	15,266		15,266
Total future minimum lease payments	$24,361		$25,856

Less imputed interest	$(6,876)	$	N/A
Total operating lease liability	$17,485	$	N/A

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us,” “our,” or the Company) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.  Our business is geographically concentrated in the south central and northwest regions of the United States, except for our Specialty Commercial business which is written on a national basis.  We pursue our business activities through subsidiaries whose operations are organized into product-specific business units, which are supported by our insurance company subsidiaries.

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 32% of the total net premiums written by any of them, HIC retains 32% of our total net premiums written by any of them, HSIC retains 26% of our total net premiums written by any of them and HNIC retains 10% of our total net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

Results of Operations

Management overview. During the three and nine months ended September 30, 2019, our total revenues were $118.3 million and $357.3 million, representing an increase of 15% and 21%, respectively, from the $102.9 million and $294.4 million in total revenues for the same periods of 2018. During the three and nine months ended September 30, 2019, our income before tax was $6.7 million and $42.1 million, respectively, as compared to $12.1 million and $19.3 million reported during the same periods the prior year.

The increase in revenue for the three and nine months ended September 30, 2019 compared to the same periods of the prior year was largely due to increased net premiums earned of $23.6 million and $46.2 million, respectively.  In addition, the increase in revenue for the nine months ended September 30, 2019 was impacted by investment gains of $17.4 million as compared to $2.7 million during the nine months ended September 30, 2018.  Higher finance charges and net investment income also contributed to the increase in revenue, partially offset by lower commission and fees and other income during the three and nine months ended September 30, 2019 as compared to the same periods during 2018.  The increase in revenue for the three months ended September 30, 2019 was also partially offset by investment losses of $1.3 million as compared to investment gains of $7.0 million for the three months ended September 30, 2018.

The increases in revenue for the three and nine months ended September 30, 2019 were partially offset by increased losses and loss adjustment expenses (“LAE”) of $14.3 million and $30.3 million, respectively, as compared to the same periods in 2018 due primarily to increased net premiums earned. We reported $6.4 million and $7.8 million, respectively, of unfavorable net prior year loss reserve development during the three and nine months ended September 30, 2019 as compared to $1.6 million and $6.1 million during the same periods of 2018.

We reported net income of $5.3 million for the three months ended September 30, 2019 as compared to $9.7 million for the same period in 2018. We reported net income of $33.3 million during the nine months ended September 30, 2019 as compared to $15.4 million for the same period during 2018. On a diluted basis per share, we reported net income of $0.29 per share for the three months ended September 30, 2019, as compared to $0.53 per share for the same period in 2018. On a diluted basis per share, we reported net income of $1.82 per share for the nine months ended September 30, 2019, as compared to $0.85 per share for the same period in 2018. Our effective tax rate was 20.7% for the first nine months of 2019 as compared to 19.9% for the same period in 2018.  The increase in the effective tax rate for the first nine months in 2019 was due in large part to a decreased percentage of tax exempt interest income compared to prior year period.

Third Quarter 2019 as Compared to Third Quarter 2018

The following is additional business segment information for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross premiums written	$174,695	$125,599	$23,563	$21,560	$25,920	$21,953	$—	$—	$224,178	$169,112
Ceded premiums written	(84,369)	(66,404)	(7,814)	(2,398)	(4,222)	(12,298)	—	—	(96,405)	(81,100)
Net premiums written	90,326	59,195	15,749	19,162	21,698	9,655	—	—	127,773	88,012
Change in unearned premiums	(14,043)	3,203	(590)	(449)	(641)	(1,904)	—	—	(15,274)	850
Net premiums earned	76,283	62,398	15,159	18,713	21,057	7,751	—	—	112,499	88,862

Total revenues	81,341	68,302	16,344	19,857	22,943	9,355	(2,343)	5,432	118,285	102,946

Losses and loss adjustment expenses	50,107	52,106	11,433	6,261	17,008	5,878	—	—	78,548	64,245

Pre-tax income (loss)	14,766	2,452	62	7,264	(740)	684	(7,428)	1,675	6,660	12,075

Net loss ratio (1)	65.7%	83.5%	75.4%	33.5%	80.8%	75.8%			69.8%	72.3%
Net expense ratio (1)	22.0%	22.4%	32.1%	34.1%	24.1%	20.2%			26.0%	25.8%
Net combined ratio (1)	87.7%	105.9%	107.5%	67.6%	104.9%	96.0%			95.8%	98.1%

Net Favorable (Unfavorable) Prior Year Development	(6,029)	(8,869)	(75)	7,269	(273)	(9)			(6,377)	(1,609)

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

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $174.7  million for the three months ended September 30, 2019, which was $49.1 million, or 39%, more than the $125.6 million reported for the same period of 2018. Net premiums written were $90.3 million for the three months ended September 30, 2019 as compared to $59.2 million for the same period of 2018. The increase in gross and net premiums written was primarily the result of increased premium production reflected in all business units.

The $81.3 million of total revenue for the three months ended September 30, 2019 was $13.0 million more than the $68.3 million reported by the Specialty Commercial Segment for the same period in 2018. This increase in revenue was primarily due to higher net premiums earned of $13.9 million due to increased premium production in our Professional Liability, E&S Property, E&S Casualty and Aerospace & Programs business units, partially offset by lower net earned premium in our Commercial Auto business unit, lower net investment income of $0.4 million and lower commission and fees of $0.5 million for the three months ended September 30, 2019 as compared to the same period of 2018.

Pre-tax income for the Specialty Commercial Segment of $14.8 million for the third quarter of 2019 was $12.3 million higher than the $2.5 million reported for the same period in 2018. The increase in pre-tax income was primarily the result of the increased revenue discussed above and lower losses and loss adjustment expenses of $2.0 million, partially offset by higher operating expenses of $2.7 million during the three months ended September 30, 2019 as compared to the same period during  2018.

Our Specialty Commercial Segment reported lower losses and LAE as the combined result of (a) a $5.9 million decrease in losses and LAE in our Commercial Auto business unit due largely to $5.1 million of unfavorable prior year net loss reserve development recognized during the three months ended September 30, 2019 as compared to $8.1 million of unfavorable prior year net loss reserve development during the same period of 2018, (b) a $2.6 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned as well as  $1.4 million of unfavorable prior year net loss reserve development during the third quarter of 2019 as compared to $0.2 million of unfavorable prior year net loss reserve development during the third quarter of 2018,  (c) a $1.8 million decrease in losses and LAE in our E&S Property business unit due primarily to lower net catastrophe and attritional losses during the third quarter of 2019 as compared to the third quarter of 2018, (d) a $2.2 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, and (e)  a $0.9 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year loss trends.

Operating expenses increased  $2.7 million primarily as the result of higher production related expenses of $1.6 million, higher salary and related expenses of $0.6 million, increased occupancy and other operating expenses of $0.4 million and higher travel related expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 65.7% for the three months ended September 30, 2019 as compared to 83.5% for the same period in 2018. The gross loss ratio before reinsurance was 62.4% for the three months ended September 30, 2019 as compared to 73.8% for the same period in 2018. The decrease in the net and gross loss ratios  were the result of lower current accident year loss trends primarily in our Commercial Auto, E&S Casualty, Professional Liability and E&S Property business units, as well as a decrease in unfavorable prior year net loss reserve development.    The Specialty Commercial Segment reported $6.0 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2019 as compared to unfavorable prior year net loss reserve development of $8.9 million for the same period of 2018. The Specialty Commercial Segment reported a net expense ratio of 22.0% for the third quarter of 2019 as compared to 22.4% for the same period of 2018. The decrease in the expense ratio was due predominately to the impact of increased ceding commissions.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $23.6 million for the three months ended September 30, 2019, which was $2.0 million, or 9%, more than the $21.6 million reported for the same period in 2018. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.   Net premiums written were $15.7 million for the three months ended September 30, 2019 as compared to $19.2 million for the same period in 2018. The decrease in net premiums written was due to increased ceded premium under a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $16.3 million for the three months ended September 30, 2019, was $3.6 million, or 18%, less than the $19.9 million reported for the same period in 2018. This decrease in total revenue was due to lower net premiums earned of $3.6 million due primarily to the quota share reinsurance agreement entered into during the fourth quarter of 2018 and lower commission and fees of $0.1 million, partially offset by higher net investment income of $0.1 million for the three months ended September 30, 2019 as compared to the same period of 2018.

Our Standard Commercial Segment reported pre-tax income of $62 thousand for the three months ended September 30, 2019 as compared to $7.3 million reported for the same period of 2018. This decrease in pre-tax income was the result of the decreased revenue discussed above and higher loss and loss adjustment expense of $5.2 million, partially offset by lower operating expenses of $1.5 million.  Reduced operating expenses were primarily the result of lower production related expenses of $1.6 million due to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018, partially offset by higher professional services of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 75.4% for the three months ended September 30, 2019 as compared to 33.5% for the same period of 2018. The gross loss ratio before reinsurance for the three months ended September 30, 2019 was 67.6% as compared to 51.9% reported for the same period of 2018. The increase in the gross and net loss ratios were due primarily to higher current net accident year loss trends and unfavorable net loss reserve development of $75 thousand as compared to favorable net loss reserve development of $7.3 million during the same period of 2018. The Standard Commercial Segment reported $0.4 million of net catastrophe losses during the third quarter of 2019 as compared to $0.9 million of net catastrophe losses during the same period of 2018.  The Standard Commercial Segment reported a net expense ratio of 32.1% for the third quarter of 2019 as compared to 34.1% for the same period of

2018. The decrease in the expense ratio was primarily due to the impact of increased ceding commissions in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $25.9 million for the three months ended September 30, 2019 as compared to $22.0 million for the same period in the prior year. Net premiums written for our Personal Segment were $21.7 million in the third quarter of 2019, which was an increase of $12.0 million from the $9.7 million reported for the third quarter of 2018. The increase in gross written premiums was primarily due to higher premium production in our current geographical footprint. The increase in net written premiums was due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment was $22.9 million for the third quarter of 2019 as compared to $9.4 million for the same period in 2018. The increase in revenue was due to an increase in net premiums earned of  $13.3 million and increased finance charges of  $0.4 million, partially offset by lower investment income of $0.2 million during the third quarter of 2019 as compared to the same period during 2018.

Pre-tax loss for the Personal Segment was $0.7 million for the three months ended September 30, 2019 as compared to pre-tax income of $0.7 million for the same period of 2018. The pre-tax loss was primarily the result of increased losses and LAE of $11.1 million and increased operating expenses of $3.8 million, partially offset by increased revenue discussed above for the three months ended September 30, 2019 as compared to the same period during 2018.

The Personal Segment reported a net loss ratio of 80.8%  for the three months ended September 30, 2019 as compared to 75.8% for the same period of 2018. The gross loss ratio before reinsurance was 86.3% for the three months ended September 30, 2019 as compared to 66.2% for the same period in 2018. The higher gross and net loss ratios for the three months ended September 30, 2019 was primarily the result of higher current accident year loss trends including net catastrophe losses of $0.7 million compared to $22 thousand reported for the same period in 2018. The increases in the net loss ratio were partially offset by a higher ceded loss ratio. The Personal Segment reported unfavorable prior year net loss reserve development of $0.3 million during the three months ended September 30, 2019 as compared to unfavorable net loss reserve development of $9 thousand reported during the same period of 2018. The Personal Segment reported a net expense ratio of 24.1% for the third quarter of 2019 as compared to 20.2% for the same period of 2018. The increase in the expense ratio was due predominately to higher production related expenses due to increased retention of business effective October 1, 2018

Corporate

Total revenue for Corporate decreased by $7.8 million for the three months ended September 30, 2019 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $1.3 million during the third quarter of 2019 as compared to investment gains of $7.0 million reported for the same period of 2018, partially offset by higher net investment income of $0.5 million for the three months ended September 30, 2019 as compared to the same period during 2018.

Corporate pre-tax loss was $7.4 million for the three months ended September 30, 2019 as compared to a pre-tax income of $1.7 million for the same period of 2018. The pre-tax loss was primarily due to the lower revenue discussed above,  as well as higher operating expenses of $1.1 million, due primarily as a result of increased salary and related expense, and higher interest expense of $0.2 million.

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018

The following is additional business segment information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross premiums written	$482,034	$376,491	$70,926	$65,931	$76,770	$53,414	$—	$—	$629,730	$495,836
Ceded premiums written	(225,100)	(189,145)	(23,087)	(7,598)	(12,524)	(29,802)	—	—	(260,711)	(226,545)
Net premiums written	256,934	187,346	47,839	58,333	64,246	23,612	—	—	369,019	269,291
Change in unearned premiums	(47,109)	9,071	970	(3,648)	(4,852)	(2,927)	—	—	(50,991)	2,496
Net premiums earned	209,825	196,417	48,809	54,685	59,394	20,685	—	—	318,028	271,787

Total revenues	222,900	213,507	52,027	57,979	65,542	24,891	16,840	(1,965)	357,309	294,412

Losses and loss adjustment expenses	144,430	148,001	33,697	28,562	43,734	15,005	—	—	221,861	191,568

Pre-tax income (loss)	33,161	20,980	3,626	11,239	3,274	661	2,001	(13,624)	42,062	19,256

Net loss ratio (1)	68.8%	75.4%	69.0%	52.2%	73.6%	72.5%			69.8%	70.5%
Net expense ratio (1)	22.1%	22.8%	30.4%	33.5%	23.3%	29.2%			25.8%	27.0%
Net combined ratio (1)	90.9%	98.2%	99.4%	85.7%	96.9%	101.7%			95.6%	97.5%

Net Favorable (Unfavorable) Prior Year Development	(11,232)	(15,730)	3,508	8,829	(57)	839			(7,781)	(6,062)
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

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $482.0  million for the nine months ended September 30, 2019, which was $105.5 million, or 28%, more than the $376.5 million reported for the same period of 2018. Net premiums written were $256.9 million for the nine months ended September 30, 2019 as compared to $187.3 million for the same period of 2018. The increase in gross and net premiums written was primarily the result of increased premium production reflected in our Commercial Auto, Professional Liability, E&S Property,  E&S Casualty and Aerospace & Programs business units.

The $222.9 million of total revenue for the nine months ended September 30, 2019 was $9.4 million more than the $213.5 million reported by the Specialty Commercial Segment for the same period in 2018. This increase in revenue was primarily due to higher net premiums earned of $13.4 million due to higher premium production in our Professional Liability, E&S Property,  E&S Casualty and Aerospace & Programs business units, partially offset by lower net earned premium in our Commercial Auto business unit.  This increase in net premiums earned was partially offset by lower net investment income of $2.5 million and lower commission and fees of $1.5 million for the nine months ended September 30, 2019 as compared to the same period of 2018.

Pre-tax income for the Specialty Commercial Segment of $33.2 million for the nine months ended September 30, 2019 was $12.2 million higher than the $21.0 million reported for the same period in 2018. This increase in pre-tax income was primarily the result of the increased revenue discussed above and lower losses and LAE of $3.6 million,  partially offset by higher operating expenses of $0.8 million during the nine months ended September 30, 2019 as compared to the same period during  2018.

Our Specialty Commercial Segment reported a $3.6 million decrease in losses and LAE which consisted of (a) a $24.0 million decrease in losses and LAE in our Commercial Auto Business unit due largely to lower net earned premiums, as well as $7.6 million of unfavorable prior year net loss reserve development recognized during the nine months ended September 30, 2019 as compared to $17.5 million of unfavorable prior year net loss reserve development during the same period of 2018, (b) a $10.9 million increase in losses and LAE in our E&S Casualty business unit due primarily to $5.0 million of unfavorable prior year net loss reserve development during the nine months ended September 30, 2019 as compared to $4.6 million of favorable prior year net loss reserve development during the same period of 2018, as well as higher net earned premiums,  (c) a $2.4 million increase in losses and LAE in our E&S Property business unit due to increased net premiums earned, partially offset by $0.8 million of net favorable prior year loss reserve development during the nine months ended September 30, 2019 as compared to $0.8 million of unfavorable prior year net loss reserve development during the same period of 2018, (d) a $6.1 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by lower current accident year loss trends, and (e)  a $1.0 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year loss trends as well as higher net premiums earned.

Operating expenses increased $0.8 million primarily as the result of increased salary and related expenses of $1.6 million,  increased occupancy and other operating expenses of $0.9 million and higher travel related expenses of $0.1 million, partially offset by lower production related expenses of $1.7 million due primarily to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018 and lower professional services of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 68.8% for the nine months ended September 30, 2019 as compared to 75.4% for the same period in 2018. The gross loss ratio before reinsurance was 68.0% for the nine months ended September 30, 2019 as compared to 72.5% for the same period in 2018.    The lower gross and net loss ratios were largely the result of lower gross current accident year loss trends, as well as lower unfavorable prior year loss reserve development. The Specialty Commercial Segment reported $11.2 million of unfavorable prior year net loss reserve development for the nine months ended September 30, 2019 as compared to unfavorable prior year net loss reserve development of $15.7 million for the same period of 2018. During the nine months ended September 30, 2019, the Specialty Commercial Segment reported $2.1 million of net catastrophe losses as compared to $1.3 million during the same period of 2018. The Specialty Commercial Segment reported a net expense ratio of 22.1% for the nine months ended September 30, 2019 as compared to 22.8% for the same period of 2018. The decrease in the expense ratio was due predominately to the impact of increased ceding commissions.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $70.9 million for the nine months ended September 30, 2019, which was $5.0 million, or 8.0%, more than the $65.9 million reported for the same period in 2018. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.   Net premiums written were $47.8 million for the nine months ended September 30, 2019 as compared to $58.3 million for the same period in 2018. The decrease in net premiums written was due to increased ceded premium under a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $52.0 million for the nine months ended September 30, 2019, was $6.0 million, or 10%, less than the $58.0 million reported for the same period in 2018. This decrease in total revenue was due to lower net premiums earned of $5.9 million, due primarily to the quota share reinsurance agreement entered into during the fourth quarter of 2018, and lower commission and fees of $0.2 million, partially offset by higher net investment income of $0.1 million during the nine months ended September 30, 2019 as compared to the same period during 2018.

Our Standard Commercial Segment reported pre-tax income of $3.6 million for the nine months ended September 30, 2019 as compared to $11.2 million reported for the same period of 2018. The decrease in pre-tax income was the result of decreased revenue discussed above and higher losses and LAE of $5.1 million, partially offset by lower operating expenses of $3.5 million.  Reduced operating expenses were largely the result of lower production related expenses of $4.0 million due to increased ceding commission from the reinsurance contract entered into during the fourth quarter of 2018, partially offset by higher salary and related expenses of $0.3 million and higher professional service fees and other general expenses of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 69.0% for the nine months ended September 30, 2019 as compared to 52.2% for the same period of 2018. The gross loss ratio before reinsurance for the nine months ended September 30, 2019 was 69.4% as compared to the 60.5% reported for the same period of 2018. The increase in the gross and net loss ratios was due to higher current net accident year loss trends and a lower net favorable prior year reserve development. During the nine months ended September 30, 2019, the Standard Commercial Segment reported favorable net loss reserve development of $3.5 million as compared to favorable net loss reserve development of $8.8 million during the same period of 2018. The Standard Commercial Segment reported $1.5 million of net catastrophe losses during the nine months ended September 30, 2019 as compared to $3.2 million of net catastrophe losses during the same period of 2018.  The Standard Commercial Segment reported a net expense ratio of 30.4% for the nine months ended September 30, 2019 as compared to 33.5% for the same period of 2018. The decrease in the expense ratio was primarily due to the impact of increased ceding commissions in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $76.8 million for the nine months ended September 30, 2019 as compared to $53.4 million for the same period in the prior year. Net premiums written for our Personal Segment were $64.2 million for the nine months ended September 30, 2019, which was an increase of $40.6 million from the $23.6 million reported for the same period in 2018. The increase in gross written premiums was primarily due to higher premium production in our current geographical footprint. The increase in net written premiums was due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment was $65.5 million for the nine months ended September 30, 2019 as compared to $24.9 million for the same period in 2018. The increase in revenue was due to an increase in net premiums earned of  $38.7 million, increased finance charges of  $1.7 million and increased investment income of $0.2 million during the nine months ended September 30, 2019 as compared to the same period during 2018.

Pre-tax income for the Personal Segment was $3.3 million for the nine months ended September 30, 2019 as compared to pre-tax income of $0.7 million for the same period of 2018. The pre-tax income was primarily the result of the increased revenue discussed above, partially offset by increased losses and LAE of $28.7 million and increased operating expenses of $9.3 million for the nine months ended September 30, 2019 as compared to the same period during 2018.

The Personal Segment reported a net loss ratio of 73.6%  for the nine months ended September 30, 2019 as compared to 72.5% for the same period of 2018. The gross loss ratio before reinsurance was 77.8% for the nine months ended September 30, 2019 as compared to 67.9% for the same period in 2018. The higher gross loss ratio was primarily the result of higher current accident year loss trends, as well as unfavorable gross loss reserve development as compared to favorable gross loss reserve development for the prior year to date period. The higher net loss ratio was primarily the result of higher gross current accident year loss trends, including net catastrophe losses of $1.1 million as compared to $0.1 million for the prior year, and unfavorable net reserve development as compared to favorable net reserve development for the prior year, partially offset by a  higher ceded loss ratio.  The Personal Segment reported unfavorable net loss reserve development of $57 thousand for the nine months ended September 30, 2019 as compared to favorable net loss reserve development of $0.8 million during the same period of 2018. The Personal Segment reported a net expense ratio of 23.3% for the nine months ended September 30, 2019 as compared to 29.2% for the same period of 2018. The decrease in the expense ratio was due predominately to higher net premiums earned and higher finance charges, partially offset by higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate

Total revenue for Corporate increased by $18.8 million for the nine months ended September 30, 2019 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $17.4 million during the nine months ended September 30, 2019 as compared to investment gains of $2.7 million reported for the same period of 2018, as well as higher net investment income of $4.1 million for the nine months ended September 30, 2019 as compared to the same period during 2018.

Corporate pre-tax income was $2.0 million for the nine months ended September 30, 2019 as compared to a pre-tax loss of $13.6 million for the same period of 2018. The pre-tax income was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $2.7 million, primarily as a result of increased salary and related expenses and professional services, and higher interest expense of $0.5 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2019, we had $25.1 million in unrestricted cash and cash equivalents, as well as $1.0 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $38.9 million of unrestricted cash and cash equivalents, as well as $567.8 million in debt securities with an average modified duration of 1.5 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12‑month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end.  Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s  statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2019, the aggregate ordinary dividend capacity of these subsidiaries is $33.9 million, of which $22.9 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2019 and 2018, our insurance company subsidiaries paid $12.8 million and $4.6 million in dividends to Hallmark, respectively.

Comparison of September 30, 2019 to December 31, 2018

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2019 were $728.0 million compared to $663.5 million at December 31, 2018. The primary reasons for this increase in unrestricted cash and investments were cash provided by operations, proceeds from our senior unsecured note offering, increases in investment fair values and proceeds from the exercise of employee stock options, partially offset by the repayment of the principal balance and accrued interest on our revolving credit facility, net purchases of fixed assets, and repurchases of common stock.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

During the nine months ended September 30, 2019, our cash flow provided by operations was $22.9 million compared to cash flow used by operations of $19.0 million during the same period the prior year. The  cash flow provided by operations during the first nine months of 2019 was driven by an increase in collected net premiums, higher collected investment income and higher collected finance charges. These increases in operating cash flow were partially offset by increased paid operating expense, increased federal income taxes paid and higher paid claims during the nine months ended September 30, 2019 as compared to the same period the prior year.

Net cash used by investing activities during the first nine months of 2019 was $16.8 million as compared to net cash provided by investing activities of $16.0 million during the first nine months of 2018. The cash used by investing activities during the first nine months of 2019 was primarily comprised of an increase of $24.5 million in purchases of debt and equity securities, a decrease of $6.1 million in maturities, sales and redemptions of investment securities as well as  a $2.2 million increase in purchases of fixed assets.

Cash provided by financing activities during the first nine months of 2019 was $19.2 million primarily as a result of  net proceeds from our senior unsecured note offering of $49.0 million and proceeds from the exercise of employee stock options of $1.5 million, partially offset by the $30.0 million repayment of the principal balance on our revolving credit facility and $1.4 million in repurchases of our common stock. Cash used in financing activities during the first nine months of 2018 was $1.2 million primarily as a result of repurchases of our common stock.

Credit Facilities

Our Second Restated Credit Agreement with Frost Bank (“Frost”) dated June 30, 2015, as amended , provided a $15.0 million revolving credit facility (“Facility A”), with a $5.0 million letter of credit sub-facility. The outstanding balance of the Facility A bore interest at a rate equal to the prime rate or LIBOR plus 2.5%, at our election. We paid an annual fee of 0.25% of the average daily unused balance of Facility A and letter of credit fees at the rate of 1.00% per annum.  On August 19, 2019, we terminated Facility A.

The Second Restated Credit Agreement with Frost also provided a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We used Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC.  We paid a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B.  Facility B bore interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election.  On August 19, 2019, we repaid the $30 million principal balance and accrued interest on Facility B.  Upon such repayment, we terminated Facility B.

Subordinated Debt Securities

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2019	5.37%	5.02%

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. As of September 30, 2019, Hallmark was in compliance with all of these covenants.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares.  The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended September 30, 2019.

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

4.1

Indenture between Hallmark Financial Services, Inc. and The Bank of New York Mellon Trust Company, N.A. dated August 19, 2019 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 21, 2019).

4.2

First Supplemental Indenture between Hallmark Financial Services, Inc. and The Bank of New York Mellon Trust Company, N.A. dated August 19, 2019 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 21, 2019).

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 7, 2019	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: November 7, 2019	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President